Form 10-Q
period 1996-04-27
WOOLWORTH CORPORATION
filed 1996-06-11
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended April 27, 1996


Commission file no. 1-10299


                              WOOLWORTH CORPORATION
             (Exact name of registrant as specified in its charter)


                New York                                13-3513936
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



233 Broadway,    New York,  New York                         10279-0003
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number:  (212) 553-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    x       NO
      ---         ---

Number of shares of Common Stock outstanding at May 24, 1996: 133,091,871.

                              WOOLWORTH CORPORATION

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets                                    3

                      Condensed Consolidated Statement
                      of Operations                                                            4

                      Condensed Consolidated Statement
                      of Retained Earnings                                                     5

                      Condensed Consolidated Statement
                      of Cash Flows                                                            6

                      Notes to Condensed Consolidated
                      Financial Statements                                                     7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                            8



Part II.  Other Information

          Item 1.     Legal Proceedings                                                       12

          Item 6.     Exhibits and Reports on Form 8-K                                        12

                      Signature                                                               13

                      Index to Exhibits                                                       14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                 April 27,           April 29,           Jan. 27,
                                                                    1996                1995               1996
                                                                (Unaudited)         (Unaudited)
                                                                -----------         -----------         -----------
                                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $    46              $    76             $    13
Merchandise inventories                                           1,497                1,864               1,364
Other current assets                                                232                  392                 241
                                                                -------              -------             -------
                                                                  1,775                2,332               1,618
PROPERTY AND EQUIPMENT, net                                       1,182                1,558               1,225
DEFERRED CHARGES AND OTHER ASSETS                                   650                  682                 663
                                                                -------              -------             -------
                                                                $ 3,607              $ 4,572             $ 3,506
                                                                =======              =======             =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                 $   247              $   966             $    69
Accounts payable                                                    372                  447                 321
Accrued liabilities                                                 356                  367                 426
Current portion of long-term debt and obligations
 under capital leases                                                19                   25                  25
                                                                -------              -------             -------
                                                                    994                1,805                 841
LONG-TERM DEBT AND OBLIGATIONS
  UNDER CAPITAL LEASES                                              616                  571                 619
DEFERRED TAXES AND OTHER LIABILITIES                                797                  831                 817
SHAREHOLDERS' EQUITY
  Preferred stock                                                  --                   --                  --
  Common stock and paid-in capital                                  291                  282                 290
  Retained earnings                                                 869                  975                 891
  Foreign currency translation adjustment                            75                  118                  83
  Minimum pension liability adjustment                              (35)                 (10)                (35)
                                                                -------              -------             -------
    Total shareholders' equity                                    1,200                1,365               1,229
CONTINGENCIES (Legal Proceedings)
                                                                -------              -------             -------
                                                                $ 3,607              $ 4,572             $ 3,506
                                                                =======              =======             =======

Certain prior year amounts have been reclassified for comparative purposes.

See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions, except per share amounts)

(Unaudited)                                                Thirteen weeks ended
                                                       ----------------------------
                                                        April 27,         April 29,
                                                          1996              1995
                                                       ----------        ----------

SALES                                                   $ 1,820           $ 1,794


COSTS AND EXPENSES
Costs of sales                                            1,295             1,305
Selling, general and administrative expenses                492               546
Depreciation and amortization                                50                59
Interest expense                                             20                32
Other income                                               --                 (15)
                                                        -------           -------
                                                          1,857             1,927
                                                        -------           -------

LOSS BEFORE INCOME TAXES                                    (37)             (133)
Income tax benefit                                          (15)              (53)
                                                        -------           -------

NET LOSS                                                $   (22)          $   (80)
                                                        =======           =======


Net Loss Per Common Share                               $ (0.17)          $ (0.60)

Weighted-average Common Shares outstanding                133.1             132.5


See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                  (in millions)

(Unaudited)                                            Thirteen weeks ended
                                                       --------------------
                                                     April 27,       April 29,
                                                       1996           1995
                                                     ---------      ---------


RETAINED EARNINGS AT BEGINNING OF YEAR                 $ 891         $ 1,055
Net Loss                                                 (22)            (80)
Cash dividends declared:
  Preferred Stock - $0.55 per share                     --              --
                                                       -----         -------

RETAINED EARNINGS AT END OF INTERIM PERIOD             $ 869         $   975
                                                       =====         =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

(Unaudited)                                                                        Thirteen weeks ended
                                                                                   --------------------
                                                                                April 27,          April 29,
                                                                                  1996               1995
                                                                              -----------         ----------
FROM OPERATING ACTIVITIES
   Net Loss                                                                      $ (22)             $ (80)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                                50                 59
       Gain on sales of real estate                                               --                  (15)
   Change in assets and liabilities, net of acquisitions:
       Increase in merchandise inventories                                        (137)              (188)
       Increase in accounts payable                                                 52                 78
       Other, net                                                                  (71)              (143)
                                                                                 -----              -----
   Net cash used in operating activities                                          (128)              (289)
                                                                                 -----              -----

FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                                              --                   25
   Capital expenditures                                                            (16)               (30)
   Purchase of investments                                                        --                  (74)
   Proceeds from sale of assets                                                      7                 24
                                                                                 -----              -----
     Net cash used in investing activities                                          (9)               (55)
                                                                                 -----              -----

FROM FINANCING ACTIVITIES
   Increase in short-term debt                                                     179                108
   Increase in long-term debt                                                     --                  261
   Reduction in long-term debt and capital lease obligations                        (8)                (9)
   Dividends paid                                                                 --                  (20)
                                                                                 -----              -----
     Net cash provided by financing activities                                     171                340
                                                                                 -----              -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                             (1)                 8
                                                                                 -----              -----

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             33                  4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      13                 72
                                                                                 -----              -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  46              $  76
                                                                                 =====              =====

Cash Paid During the Period:
   Interest                                                                      $   9              $  25
   Income Taxes                                                                  $   4              $   3



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim period have been included, and all such adjustments were of a normal recurring nature.

Merchandise Inventories

         Domestic merchandise inventories valued on the last-in, first-out basis at April 27, 1996, April 29, 1995, and January 27, 1996 are stated, respectively, at $102 million, $99 million and $102 million less than the amounts that would have been determined on the first-in, first-out basis.

Legal Proceedings

         Between March 30, 1994, and April 18, 1994, the Registrant and certain of its present and former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Registrant's Common Stock during different periods between January 1992 and March 1994.

         These class action complaints purport to present claims under the federal securities and other laws and seek unspecified damages based on alleged misleading disclosures during the class periods.

         On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's Common Stock or options on the Registrant's Common Stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties.

         Five separate state-court derivative actions filed in April 1994 were consolidated under the caption In re Woolworth Corporation Derivative Litigation in the Supreme Court of the State of New York, County of New York. Plaintiffs served a Consolidated Complaint on behalf of the plaintiffs in these five actions together with the plaintiff in the former federal derivative action Sternberg v. Woolworth Corp., which has been dismissed. Defendants moved to dismiss the Consolidated Complaint, and on April 27, 1995, the court granted defendants' motion, with leave to the plaintiffs to replead. On June 7, 1995, plaintiffs served a Consolidated Amended Derivative Complaint. On June 27, 1995, defendants moved to dismiss the Consolidated Amended Derivative Complaint with prejudice. On April 10, 1996, the court granted defendants' motion with prejudice. Plaintiffs have filed a notice of appeal from the dismissal to the Appellate Division, First Department.

         There is one federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum
v. Sells et al. There have been no material developments in this action.

         These actions are all at a preliminary stage of proceedings. Accordingly, the outcomes cannot be predicted with any degree of certainty. As a result, the Registrant cannot determine if the results of the litigation will have a material adverse effect on the Registrant's results of operations, liquidity or financial position.

         During 1994, the staff of the SEC initiated an inquiry related to the matters that were reviewed by the Special Committee of the Board of Directors as well as in connection with trading in the Registrant's securities by certain directors and officers of the Registrant. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. There have been no material developments in the inquiry to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total sales for the 1996 first quarter increased 1.4 percent to $1,820 million compared to $1,794 million for the 1995 first quarter despite unseasonably cooler weather in certain markets and 156 fewer stores. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased $25 million, or 1.4 percent. Comparable-store sales increased
0.7 percent during the period. Total Specialty segment's sales increased 4.2 percent in the first quarter and comparable-store sales increased 3.5 percent. General Merchandise sales decreased 2.5 percent for the first quarter of 1996, compared to the first quarter of 1995. The decrease in the General Merchandise segment primarily relates to lower sales in the United States. Comparable-store sales in the General Merchandise segment decreased 3.6 percent during the period.

         The improvement in the 1996 first quarter operating results stems directly from the implementation of the Registrant's strategic plan including reducing inventory levels, lowering expenses and eliminating non-strategic assets. Selling, general and administrative expenses were reduced by $54 million in the first quarter of 1996 compared to first quarter 1995 which reflects the cost reduction initiatives undertaken. In the first quarter 1995, a $38 million charge was recorded as the inventory improvement program was implemented to lower inventory levels and clear stores of aged and discontinued merchandise for new product assortments.

         The Registrant reported a net loss of $22 million, or $0.17 per share, for the thirteen weeks ended April 27, 1996, compared to a net loss of $80 million, or $0.60 per share, in the corresponding year-earlier period.

         During the first quarter of 1996 the Registrant announced the closing of its 20-store Rx Place Drug Mart chain. The first quarter loss on disposed operations of $13 million relates primarily to the closure of this chain. On May 21, 1996, the Registrant announced the closing of the Accessory Lady chain and will redeploy a number of stores into other existing formats. The decision to close the Accessory Lady chain is in line with the Registrant's strategic plan to dispose of underperforming businesses. The Accessory Lady chain is expected to be closed in the third quarter of 1996. Any loss incurred is not anticipated to be material to the Registrant's annual results of operations.

         In the first quarter of 1995 the Registrant completed the sale of The Rx Place deep-discount drug chain and signed an agreement to sell the Little Folk/Kids Mart operations.

SALES
- -----

The following table summarizes sales by segment and by geographic area:

                                                    Thirteen weeks ended
                                               -------------------------------
(in millions)                                    April 27,      April 29,
                                                   1996           1995
                                               -------------   -----------
By segment:
Specialty:
      Athletic Group                               $  840         $  784
      Specialty Footwear                              153            161
      Other Specialty                                  94            106
      Northern Group                                   66             55
                                                   ------         ------
Specialty total                                     1,153          1,106
                                                   ------         ------

General Merchandise:
      Germany                                         370            361
      United States                                   244            264
      Other                                            46             52
                                                   ------         ------
General Merchandise total                             660            677
                                                   ------         ------
Disposed operations                                     7             11
                                                   ------         ------
                                                   $1,820         $1,794
                                                   ======         ======
By geographic area:
      Domestic                                     $1,182         $1,164
      International                                   638            630
                                                   ------         ------
                                                   $1,820         $1,794
                                                   ======         ======

Specialty Segment

         The Athletic Group and Northern Group turned in strong first quarter performances. Athletic footwear and apparel sales increased by 7.1 percent over the prior year period and comparable-store sales increased by 6.4 percent. Northern Group sales increased by 20 percent which was attributable to a combination of store openings and comparable-store growth of 2.0 percent.

         Specialty Footwear sales decreased by 5.0 percent compared to the prior year period and comparable-store sales decreased by 4.8 percent. These declines were mainly attributable to the closure of 88 stores, principally in the Kinney format. Other Specialty sales, adjusted for the disposal of the Rx Place Drug Mart chain, decreased by 11.3 percent while comparable-store sales declined by
5.7 percent. This decline in Other Specialty sales was mainly due to the closure of 157 underperforming stores offset by 47 store openings.

General Merchandise

         German general merchandise sales increased by 2.5 percent. This was principally due to the inclusion of a full quarter's results for the Austrian department stores acquired February 1, 1995. However, German stores produced only marginally improved sales results due to the continued poor economic conditions, including high unemployment and a poor retail environment.

         United States general merchandise sales decreased by $20 million or 7.6 percent. This was caused by the closure of 15 stores under the Registrant's store closing program and a decline in comparable-store sales of 5.0 percent.

         A slight decline in sales was experienced by both Mexican and Canadian operations. Sales in this group fell by $6 million, or 11.5 percent, and comparable-store sales declined by 8.8 percent. Cooler weather conditions in Canada was the major factor causing this decline.

OPERATING RESULTS

Operating results (before corporate expense, interest, and income taxes) are as follows:

                                           Thirteen weeks ended
                                         ----------------------------
(in millions)                              April 27,       April 29,
                                             1996            1995
By segment:                              ------------     -----------
Specialty                                    $  34           $  (22)
General Merchandise                            (21)             (47)
Disposed operations                            (13)             (25)
Net gain on sales of real estate                -                15
                                             -----           ------
                                             $  -            $  (79)
                                             =====           ======

By geographic area:
Domestic                                     $  42           $  (30)
International                                  (29)             (39)
Disposed operations                            (13)             (25)
Net gain on sales of real estate                -                15
                                             -----           ------
                                             $  -            $  (79)
                                             ======          ======

Specialty Segment

         Specialty operating profits improved by $56 million over the 1995 first quarter. This was primarily due to higher sales and cost reductions by the Athletic Group. All other specialty businesses reported lower operating expenses as a result of the strategic plan. Specialty operating results for 1995 include a $16 million charge to reduce aged and discontinued merchandise, which was part of the Registrant's inventory improvement program.

General Merchandise

         Each country's general merchandise businesses produced an improvement in operating results from the first quarter of 1995. General Merchandise operating results for 1995 include a $22 million charge to reduce aged and discontinued merchandise. In addition, the General Merchandise segment reported lower operating expenses in 1996 as a result of the strategic plan.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $128 million for the thirteen weeks ended April 27, 1996, compared to $289 million in the comparable prior-year period. The decrease in utilization of cash during 1996 primarily reflects lower inventory levels and improved operating results.

         Net cash used in investing activities amounted to $9 million for the thirteen weeks ended April 27, 1996, compared to cash used in investing activities of $55 million during the corresponding period in 1995. The reduced utilization of cash in 1996 reflects the overall reduction in capital spending. Capital expenditures of approximately $148 million are planned for the full year 1996.

         Inventories decreased by $367 million compared to the level at April 29, 1995 but rose $133 million from the level at January 27, 1996, to $1,497 million at the end of the first quarter 1996. The decrease from the first quarter of 1995 reflects the success of the Registrant's inventory improvement efforts.

         Accounts payable decreased by $75 million compared to the first quarter 1995 and increased by $51 million to $372 million at April 27, 1996, compared to the year-end level. The decrease from April 29, 1995 coincides with the decrease in inventory.

         Short-term debt decreased $719 million compared to the level at April 29, 1995 and increased $178 million to $247 million from the year-end level. The Registrant was able to reduce short-term debt by lowering inventory levels by $367 million, reducing capital expenditures, selling non-strategic assets and continuing cost reduction programs. In addition, during the third quarter of 1995, short-term debt levels were reduced by refinancing $90 million to longer term notes.

         On April 7, 1995 the Registrant negotiated a revolving credit agreement to provide $1.5 billion of credit lines which included a $1.0 billion three-year facility available through May 1998.

         Interest expense for the thirteen weeks ended April 27, 1996, decreased $12 million over the comparable 1995 period. This was attributable to the reduction in total debt levels of $680 million, compared to the prior year period as well as lower borrowing rates associated with such borrowings.

         Shareholders' equity at April 27, 1996 decreased $165 million from the level at April 29, 1995. The decrease reflects a non-cash pre-tax charge of $241 million ($165 million after-tax) for the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995.

         On April 12, 1995, the Registrant announced the elimination of dividends on shares of common stock and reduced capital expenditures as part of management's plans to improve the Registrant's cash flow.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on pages 7 through 8 of Part I, Item 1.


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 14 through 16. The exhibits which are in this report immediately follow the index.

         (b)  Reports on Form 8-K

         The Registrant filed a Form 8-K dated April 2, 1996 (date of earliest event reported), which reported the Board of Directors' recommendation that shareholders vote against the proposal made by Greenway Partners, L.P. that the Registrant spin off its Athletic Footwear and Apparel Division. It also announced its 1995 operating results by segment.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 WOOLWORTH CORPORATION
                                                 (Registrant)





Date: June 11, 1996                              /s/ Andrew P. Hines
      -------------                              -------------------
                                                 ANDREW P. HINES
                                                 Senior Vice President
                                                 and Chief Financial Officer

                              WOOLWORTH CORPORATION
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                                 Description
   -----------------                                 -----------
         1                                                                       *
         2                                                                       *

         3(i)(a)                                     Certificate of Incorporation of the Registrant, as filed by the
                                                     Department of State of the State of New York on April 7, 1989
                                                     (incorporated herein by reference to Exhibit 3(a) to the
                                                     Registration Statement on Form S-4 filed by the Registrant with the Securities and Exchange Commission ("SEC")
                                                     on May 9, 1989 (Registration No. 33-28469)(the "S-4 Registration
                                                     Statement").

         3(i)(b)                                     Certificates of Amendment of the Certificate of Incorporation of
                                                     the Registrant, as filed by the Department of State of the State of
                                                     New York on (a) July 20, 1989 (incorporated herein by reference to Exhibit 3(b) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No.
                                                     1-10299) (the "8-B Registration Statement")) and (b) July 24,
                                                     1990 (incorporated herein by reference to Exhibit 4(a) to the
                                                     Quarterly Report on Form 10-Q for the quarterly period ended
                                                     July 28, 1990, filed by the Registrant with the SEC on September
                                                     7,1990 (the "Form 10-Q")).

         3(ii)                                       By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on
                                                     Form 10-K for the year ended January 28, 1995, filed by the
                                                     Registrant with the SEC on April 24, 1995 (the "1994 10-K")).



         4(a)                                        The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to: (a) Exhibit 3(a)
                                                     to the S-4 Registration Statement, (b) Exhibit 3(b) to the 8-B
                                                     Registration Statement and (c) Exhibit 4(a) to the Form 10-Q).



         4(b)                                        Rights Agreement dated as of April 4, 1988, as amended January
                                                     11, 1989, between F.W. Woolworth Co. ("FWW") and Morgan
                                                     Shareholder Services Trust Company (now, First Chicago Trust
                                                     Company of New York), as Rights Agent (incorporated herein by reference to (a) Exhibit 1 to the Registration Statement on Form
                                                     8-A filed by FWW with the SEC on April 12, 1988 (Registration
                                                     No. 1-238) and (b) the Form 8 Amendment to such Form 8-A filed by FWW with the SEC on January 13, 1989). The rights and
                                                     obligations of FWW under said Rights Agreement were assumed by the Registrant pursuant to an Agreement and Plan of Share
                                                     Exchange dated as of May 4, 1989, by and between FWW and the
                                                     Registrant (incorporated herein by reference to Exhibit 2 to the
                                                     S-4 Registration Statement).

         4(c)                                        Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3
                                                     (Registration No. 33-43334) previously filed with the SEC).

         4(d)                                        Forms of Medium-Term Notes (Fixed Rate and Floating Rate)
                                                     (incorporated herein by reference to Exhibits 4.4 and 4.5 to the
                                                     Registration Statement on Form S-3 (Registration No. 33-43334)
                                                     previously filed with the SEC).

         4(e)                                        Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated January
                                                     16, 1992).

         4(f)                                        Purchase Agreement dated June 1, 1995 and Form of 7% Notes due
                                                     2000 (incorporated herein by reference to Exhibits 1 and 4, respectively, to Registrant's Form 8-K dated June 7, 1995).

         4(g)                                        Distribution Agreement dated July 13, 1995 and Forms of Fixed
                                                     Rate and Floating Rate Notes (incorporated herein by reference to Exhibits 1, 4.1 and 4.2, respectively, to Registrant's Form
                                                     8-K dated July 13, 1995).

         5                                                             *
         6                                                             *
         7                                                             *
         8                                                             *
         9                                                             *

         10(a)                                       $1 Billion Three-Year Credit Agreement dated as of May 26,
                                                     1995.

         10(b)                                       Amendment No. 1, dated as of March 21, 1996, to $1 Billion
                                                     Three-Year Credit Agreement dated as of May 26, 1995.

         11                                          Computation of Net Income (Loss) Per Common Share.

         12                                          Computation of Ratio of Earnings to Fixed Charges.

         13                                                            *
         14                                                            *

         15                                          Letter re: Unaudited Interim Financial Statements.

         16                                                            *
         17                                                            *
         18                                                            *
         19                                                            *
         20                                                            *
         21                                                            *
         22                                                            *
         23                                                            *
         24                                                            *
         25                                                            *
         26                                                            *

         27                                          Financial Data Schedule, which is submitted electronically to the SEC for information only and not filed.

         28                                                            *

         99                                          Independent Accountants' Review Report.



- ------------------------
  *  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.

    10(a)                                       $1 Billion Three-Year Credit Agreement dated as of May 26,
                                                1995.

    10(b)                                       Amendment No. 1, dated as of March 21, 1996, to $1 Billion
                                                Three-Year Credit Agreement dated as of May 26, 1995.

    11                                          Computation of Net Income (Loss) Per Common Share.

    12                                          Computation of Ratio of Earnings to Fixed Charges.

    15                                          Letter re: Unaudited Interim Financial Statements.

    27                                          Financial Data Schedule.

    99                                          Independent Accountants' Review Report.