Form 10-Q
period 1996-07-27
WOOLWORTH CORPORATION
filed 1996-09-06
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended July 27, 1996


Commission file no. 1-10299


                              WOOLWORTH CORPORATION
             (Exact name of registrant as specified in its charter)


                New York                                          13-3513936
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
 or organization)


233 Broadway,    New York,  New York                              10279-0003
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number:  (212) 553-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
     ---         ---

Number of shares of Common Stock outstanding at August 23, 1996: 133,483,992

                              WOOLWORTH CORPORATION

                                      INDEX



                                                                            Page No.
                                                                            --------
Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets                        3

                   Condensed Consolidated Statements
                      of Operations                                             4

                   Condensed Consolidated Statements
                      of Retained Earnings                                      5

                   Condensed Consolidated Statements
                      of Cash Flows                                             6

                   Notes to Condensed Consolidated
                      Financial Statements                                    7 - 8

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8 - 12



Part II.  Other Information

          Item 1.  Legal Proceedings                                           13

          Item 4.  Submission of Matters to a Vote of Security Holders       13 - 14

          Item 6.  Exhibits and Reports on Form 8-K                            14

                   Signature                                                   15

                   Index of Exhibits                                         16 - 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                 July 27,       July 29,       Jan. 27,
                                                                   1996           1995           1996
                                                                 --------       --------       --------
                                                               (Unaudited)    (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $    80        $   105        $    13
Merchandise inventories                                            1,491          1,804          1,364
Other current assets                                                 234            345            241
                                                                 -------        -------        -------
                                                                   1,805          2,254          1,618

PROPERTY AND EQUIPMENT, NET                                        1,136          1,518          1,225
DEFERRED CHARGES AND OTHER ASSETS                                    644            705            663
                                                                 -------        -------        -------
                                                                 $ 3,585        $ 4,477        $ 3,506
                                                                 =======        =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                  $   137        $   860        $    69
Accounts payable                                                     419            475            321
Accrued liabilities                                                  413            366            426
Current portion of long-term debt and obligations
     under capital leases                                             19             25             25
                                                                 -------        -------        -------
                                                                     988          1,726            841
LONG-TERM DEBT AND OBLIGATIONS
     UNDER CAPITAL LEASES                                            611            568            619
DEFERRED TAXES AND OTHER LIABILITIES                                 781            826            817
SHAREHOLDERS' EQUITY
     Preferred stock                                                --             --             --
     Common stock and paid-in capital                                297            290            290
     Retained earnings                                               891            964            891
     Foreign currency translation adjustment                          52            113             83
     Minimum pension liability adjustment                            (35)           (10)           (35)
                                                                 -------        -------        -------
         Total shareholders' equity                                1,205          1,357          1,229
CONTINGENCIES (Legal Proceedings)
                                                                 -------        -------        -------
                                                                 $ 3,585        $ 4,477        $ 3,506
                                                                 =======        =======        =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                    Thirteen weeks ended         Twenty-six weeks ended
                                                   -----------------------       -----------------------
                                                   July 27,       July 29,       July 27,       July 29,
                                                     1996           1995           1996           1995
                                                   --------       --------       --------       --------
SALES                                              $ 1,856        $ 1,922        $ 3,676        $ 3,716

COSTS AND EXPENSES
Costs of sales                                       1,273          1,334          2,568          2,639
Selling, general and administrative expenses           491            532            983          1,078
Depreciation and amortization                           50             59            100            118
Interest expense                                        19             33             39             65
Other income                                           (14)           (17)           (14)           (32)
                                                   -------        -------        -------       -------
                                                     1,819          1,941          3,676          3,868
                                                   -------        -------        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                       37            (19)          --             (152)
Income tax expense (benefit)                            15             (8)          --              (61)
                                                   -------        -------        -------       -------

NET INCOME (LOSS)                                  $    22        $   (11)       $  --          $   (91)
                                                   =======        =======        =======       =======


Net income (loss) per share
           Primary                                 $  0.17        $ (0.09)       $  --         $ (0.69)
                                                   =======        =======        =======       =======
           Fully diluted                           $  0.17        $   *          $  --         $   *
                                                   =======                       =======
Number of shares used to
   calculate earnings per share
           Primary                                   134.3          132.7          133.7         132.7
           Fully diluted                             134.9            *            134.5           *


* Fully diluted earnings per share is not presented as it produces an anti-dilutive result.



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                  (in millions)

                                                            Twenty-six weeks ended
                                                           ------------------------
                                                           July 27,        July 29,
                                                             1996            1995
                                                           --------        --------
RETAINED EARNINGS AT BEGINNING OF YEAR                      $   891        $ 1,055
Net income (loss)                                              -               (91)
Cash dividends declared:
  Preferred Stock - $0.55 per share                            -              -
                                                            -------        -------

RETAINED EARNINGS AT END OF PERIOD                          $   891        $   964
                                                            =======        =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                  Twenty-six weeks ended
                                                                  ----------------------
                                                                  July 27,      July 29,
                                                                    1996          1995
                                                                  --------      --------
FROM OPERATING ACTIVITIES
   Net income (loss)                                               $--           $ (91)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                 100           118
       Gain on sales of real estate                                  (13)          (32)
       Deferred income taxes                                         (16)          (56)
   Change in assets and liabilities, net of acquisitions:
       Increase in merchandise inventories                          (143)         (133)
       Increase in accounts payable                                  103           105
       Other, net                                                    (18)         (107)
                                                                   -----         -----
   Net cash provided by (used in) operating activities                13          (196)
                                                                   -----         -----

FROM INVESTING ACTIVITIES
   Capital expenditures                                              (47)          (68)
   Proceeds from sale of real estate                                  21            86
   Proceeds from sale of assets                                       19            33
   Purchase of investments                                          --             (74)
                                                                   -----         -----
     Net cash used in investing activities                            (7)          (23)
                                                                   -----         -----

FROM FINANCING ACTIVITIES
   Increase in short-term debt                                        69             4
   Increase in long-term debt                                       --             263
   Reduction in long-term debt and capital lease obligations         (11)          (12)
   Issuance of common stock                                            6             7
   Dividends paid                                                   --             (20)
                                                                   -----         -----
     Net cash provided by financing activities                        64           242
                                                                   -----         -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                               (3)           10
                                                                   -----         -----

NET CHANGE IN CASH AND CASH EQUIVALENTS                               67            33
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        13            72
                                                                   -----         -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  80         $ 105
                                                                   =====         =====

Cash Paid During the Period:
   Interest                                                        $  32         $  57
   Income Taxes                                                    $   9         $  10


See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the thirteen and twenty-six weeks ended are not necessarily indicative of the results expected for the year.

Merchandise Inventories

         Domestic merchandise inventories valued on the last-in, first-out basis at July 27, 1996, July 29, 1995 and January 27, 1996 are stated, respectively, at $102 million, $100 million and $102 million less than the amounts that would have been determined on the first-in, first-out basis.

Reclassifications

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period.

Legal Proceedings

         Between March 30, 1994 and April 18, 1994, the Registrant and certain of its present and former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Registrant's Common Stock during different periods between January 1992 and March 1994.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total sales for the 1996 second quarter decreased 3.4 percent to $1,856 million compared to $1,922 million for the 1995 second quarter. Comparable-store sales decreased by 0.2 percent. Sales were negatively impacted by the unseasonably cooler weather in several markets and the operation of 290 fewer stores. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased by 0.9 percent. Total Specialty segment sales for the second quarter increased 3.0 percent and comparable-store sales increased 2.9 percent. Total General Merchandise second quarter sales decreased
10.6 percent compared to the same period of 1995 while comparable-store sales decreased 5.0 percent. The decrease in the General Merchandise segment primarily relates to lower sales in the United States and Germany.

         Year-to-date 1996 sales decreased 1.1 percent to $3,676 million compared to $3,716 million for 1995. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased 0.3 percent, and comparable-store sales increased 0.3 percent during the year-to-date period.

         Fiscal 1996 second quarter operating results of $69 million improved by $39 million over the comparable prior year operating result of $30 million. The improvement stems directly from the continuing implementation of the Registrant's strategic plan which includes reducing inventory levels, lowering expenses and the divestiture of non-strategic assets. For the thirteen weeks ended July 27, 1996, selling, general and administrative expenses declined by $41 million compared to the same prior year period. Year-to-date selling, general and administrative expenses were $95 million less than the first half of 1995. These decreases reflect the ongoing success of the Registrant's cost reduction initiatives. Included in the 1995 year-to-date results is a $38 million charge recorded in the first quarter related to the inventory improvement program implemented to lower inventory levels and clear stores of aged and discontinued merchandise for new product assortments.

         The Registrant reported net income of $22 million, or $0.17 per share, for the thirteen weeks ended July 27, 1996, compared to a net loss of $11 million, or $0.09 per share, for the corresponding prior year period. The Registrant reported break-even results for the twenty-six weeks ended July 27, 1996, an improvement from the loss of $91 million or $0.69 per share for corresponding 1995 period.


         As of July 27, 1996, the Registrant operated a total of 7,951 stores consisting of 6,933 specialty stores and 1,018 general merchandise stores, compared to 8,241 stores consisting of 7,203 specialty stores and 1,038 general merchandise stores operated as of July 29,1995.

         The net gain on the divestiture of non-strategic real estate in the second quarter totaled $13 million. This included a distribution center in Greenville, SC whose closing was announced earlier this year and other real estate operated by Woolworth Germany, Woolworth U.S., and Woolworth Canada.

         In line with the Registrant's strategic plan to dispose of underperforming businesses, the Registrant announced the closing of the 109-store Accessory Lady chain on May 2, 1996. All stores were closed by August 24, 1996. The Registrant took a charge of $8.3 million in the second quarter to cover employee, wind-down and estimated lease costs. The Registrant intends to redeploy approximately one-half of the stores to formats principally in the Athletic Group and the Northern Group.

         The Registrant entered into an agreement on June 24, 1996 to sell the 34-store Lady Plus chain in Germany. The charge for disposed operations includes $5 million related to the sale of Lady Plus and its loss on operations through disposal.

SALES

The following table summarizes sales by segment and by geographic area:

                                Thirteen weeks ended    Twenty-six weeks ended
                                --------------------    ----------------------
(in millions)                   July 27,    July 29,     July 27,     July 29,
                                  1996        1995         1996         1995
                                --------    --------     --------     --------
By segment:
Specialty:
     Athletic Group             $  840       $  803       $1,680       $1,587
     Specialty Footwear            174          179          327          340
     Other Specialty                92          105          173          196
     Northern Group                 79           64          145          119
                                ------       ------       ------       ------
Specialty total                  1,185        1,151        2,325        2,242
                                ------       ------       ------       ------

General Merchandise:
     Germany                       369          411          739          772
     United States                 242          274          486          538
     Other                          54           59          100          111
                                ------       ------       ------       ------
General Merchandise total          665          744        1,325        1,421
                                ------       ------       ------       ------

Disposed operations                  6           27           26           53
                                ------       ------       ------       ------
                                $1,856       $1,922       $3,676       $3,716
                                ======       ======       ======       ======

By geographic area:
     Domestic                  $1,152       $1,156       $2,316       $2,297
     International                698          739        1,334        1,366
     Disposed operations            6           27           26           53
                               ------       ------       ------       ------
                               $1,856       $1,922       $3,676       $3,716
                               ======       ======       ======       ======


Specialty Segment

         The Athletic Group and Northern Group turned in strong second quarter performances. Athletic Group sales increased for both the second quarter and the year-to-date periods, by 4.6 percent and 5.9 percent respectively, over the corresponding prior year periods. Northern Group sales increased by 23.4 percent and 21.8 percent, for the second quarter and year-to-date periods, respectively.

         Specialty Footwear second quarter sales decreased by 2.8 percent compared to the prior year period while year-to-date sales decreased by 3.8 percent. These declines were attributable to store closures, principally in the Kinney format.

         Other Specialty second quarter sales, adjusted for dispositions, decreased by 12.4 percent from $105 million to $92 million. For the year-to-date period, sales declined 11.7 percent to $173 million. This decline in sales was mainly due to the closure of 153 underperforming stores related to ongoing formats coupled with second quarter and year-to-date comparable-store sale declines.


General Merchandise

         German general merchandise second quarter sales decreased by 10.2 percent, while comparable-store sales declined by 3.1 percent. Year-to-date period sales have declined 4.3 percent while comparable-store sales declined 2.5 percent. Excluding the impact of foreign currency fluctuations, sales decreased by 3.9 percent and 1.0 percent for the quarter and year-to-date periods, respectively. Sales were impacted by the unseasonably cooler weather in Germany coupled with difficult economic conditions.

         United States general merchandise sales decreased for both the second quarter and the year-to-date period by by 11.7 percent and 9.7 percent, respectively. These declines are mainly due to the continued competitive pressures in the retail industry coupled with the closure of underperforming stores under the Registrant's store closing program.

         A decline in sales was experienced by both the Mexican and Canadian operations for the second quarter as well as the year-to-date period. Sales in this group fell by $5 million, or 8.5 percent for the second quarter, and $11 million, or 9.9 percent for the year-to-date period. Excluding the negative impact of foreign currency fluctuations, sales declined 4.1 percent for the second quarter and 6.7 percent year-to-date. Cooler weather conditions and 16 fewer stores contributed to these declines.

OPERATING RESULTS

Operating results (before corporate expense, interest, and income taxes) are as follows:

                                           Thirteen weeks ended     Twenty-six weeks ended
                                           --------------------     ----------------------
(in millions)                              July 27,     July 29,     July 27,     July 29,
                                             1996         1995         1996         1995
                                           --------     --------     --------     --------
By Segment:
Specialty                                   $  96        $  36        $ 131        $  16
General Merchandise                           (26)         (16)         (47)         (62)
Net gain on sales of real estate               13           17           13           32
Disposed operations                           (14)          (7)         (28)         (35)
                                            -----        -----        -----        -----
                                            $  69        $  30        $  69        $ (49)
                                            =====        =====        =====        =====

By geographic area:
     Domestic                               $  71        $  41        $ 113        $  14
     International                             (1)         (21)         (29)         (60)
     Net gain on sales of real estate          13           17           13           32
     Disposed operations                      (14)          (7)         (28)         (35)
                                            -----        -----        -----        -----
                                            $  69        $  30        $  69        $ (49)
                                            =====        =====        =====        =====


Specialty Segment

         Specialty operating profits improved by $60 million and $115 million over the 1995 second quarter and year-to-date periods, respectively. This was primarily due to the specialty businesses' expense reduction combined with increased sales achieved by the Athletic Group . Specialty operating results for 1995 included a $16 million first quarter charge to reduce aged and discontinued merchandise, as part of the Registrant's inventory improvement program.


General Merchandise

         Total General Merchandise second quarter operating results decreased by $10 million compared to the second quarter of 1995, mainly attributable to declines in the United States. German operational results for the quarter were comparable with 1995 second quarter operating results, despite a second quarter 1996 $10 million charge for early retirement costs relating to workforce reduction programs being implemented. Year-to-date operating results show improvement compared to 1995. U.S. general merchandise operations have reduced losses through expense control. Germany and other countries' operating results reflect modest year-to-date loss reductions. General Merchandise operating results for 1995 include a first quarter $22 million charge to reduce aged and discontinued merchandise.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $13 million for the twenty-six weeks ended July 27, 1996, compared to $196 million used in the comparable prior-year period. The increase cash provided during 1996 compared to 1995 primarily reflects improved operating results, produced by the Registrant's inventory and cost reduction programs.

         Net cash used in investing activities amounted to $7 million for the twenty-six weeks ended July 27, 1996, compared to $23 million during the corresponding period in 1995. The reduced utilization of cash in 1996 reflects a reduction in capital expenditures and a reduction in proceeds from the sale of real estate and other assets. Capital expenditures of approximately $176 million are planned for the full year 1996, an increase of $28 million over earlier plans. This relates principally to the acceleration of Athletic Group store growth and logistics improvements.

         Inventories declined $313 million to $1,491 million at July 27, 1996, from the level at July 29, 1995, but increased $127 million from the level at January 27, 1996. The decrease from the second quarter of 1995 reflects the Registrant's successful inventory improvement program and the reduction of inventories as a result of the divestiture of the Drug Mart and Accessory Lady chains. The increase from January 27, 1996 levels is a normal seasonal increase prior to peak selling periods, and is financed by short-term debt and accounts payable.

         Accounts payable of $419 million decreased by $56 million compared to the second quarter 1995 and increased $98 million compared to January 27,1996. These changes are directly associated with inventory levels.

         Short-term debt decreased $723 million compared to July 29, 1995 levels and increased by $68 million from the year-end level to $137 million. The decrease from July 29, 1995 primarily reflects the refinancing of short-term debt through the issuance of $90 million of long-term debt combined with lower levels necessary to finance inventories. Aggregate debt has declined $686 million from the prior year. The Registrant was also able to reduce debt levels by selling non-strategic assets and continuing cost reduction programs.

         The Registrant has a $1.0 billion three-year facility available through May 1998.

         Interest expense for the second quarter of 1996, decreased $14 million or 42.4 percent over the comparable 1995 period. Interest expense for the year-to-date period decreased $26 million, or 40.0 percent. The decrease from the second quarter is attributable to the reduction in total debt levels of $686 million compared to the prior year period.

         Shareholders' equity at July 27, 1996 decreased $152 million from the level at July 29, 1995. The decrease includes a non-cash pre-tax charge of $241 million ($165 million after-tax) for the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995.

         On August 14, 1996, the Registrant announced that its Board of Directors called for the redemption of all of the outstanding shares of the Registrant's $2.20 Series A Convertible Preferred Stock ("Preferred Stock") on October 23, 1996 at the redemption price of $45 per shares. Shares of Preferred Stock may be converted into shares of the Registrant's Common Stock at the rate of 5.68 shares of Common Stock for each share of Preferred Stock.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on pages 7 through 8 of Part I, Item 1.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant's annual meeting of shareholders was held on June 13, 1996, in New York, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 1996 Annual Meeting and Proxy Statement, both dated May 6, 1996.

         (b) Each of J. Carter Bacot, Purdy Crawford, Philip H. Geier, Jr. and Dale W. Hilpert was elected as a director in Class II for a three-year term ending at the 1999 annual meeting of shareholders of the Registrant. All of such individuals previously served as directors of the Registrant. Roger N. Farah, Helen Galland, Jarobin Gilbert, Jr., Margaret P. MacKimm, John J. Mackowski, James E. Preston and Christopher A. Sinclair, having previously been elected directors of the Registrant for terms continuing beyond the 1996 annual meeting of shareholders, continue in office as directors. Seymour H. Knox III, whose term of office would have continued beyond the 1996 annual meeting, died on May 22, 1996. John W. Adams retired as a director at the 1996 annual meeting of shareholders, having reached the mandatory retirement age for directors.

         (c) The matters voted upon and the results of the voting were as follows:

(1)      Election of Directors:

                                                                Abstentions and
Name                      Votes For          Votes Withheld     Broker Non-Votes
- --------------------      -----------        --------------     ----------------
J. Carter Bacot           112,993,247        1,488,421                  0
Purdy Crawford            113,015,187        1,466,481                  0
Philip H. Geier, Jr.      112,994,002        1,487,666                  0
Dale W. Hilpert           112,986,294        1,495,374                  0

(2)      Woolworth Corporation Directors' Stock Plan:

Votes For                 Votes Against      Abstentions        Broker Non-Votes
- --------------------      -------------      --------------     ----------------
109,591,653               3,765,064          1,124,951                  0

(3)      Amended and Restated Annual Incentive Compensation Plan:

Votes For                 Votes Against      Abstentions        Broker Non-Votes
- --------------------      -------------      --------------     ----------------
108,698,532               4,236,859          1,546,277                  0

(4)      Amended and Restated Long-Term Incentive Compensation Plan:

Votes For                 Votes Against      Abstentions        Broker Non-Votes
- --------------------      -------------      --------------     ----------------
108,664,715               4,201,205          1,615,748                  0

(5) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year beginning January 28, 1996:

Votes For                 Votes Against      Abstentions        Broker Non-Votes
- --------------------      -------------      --------------     ----------------
113,413,923               545,226            522,519                    0

(6)      Shareholder Proposal regarding the spinoff of the Athletic Division:

Votes For                 Votes Against      Abstentions        Broker Non-Votes
- --------------------      -------------      --------------     ----------------
13,353,247                86,230,256         1,447,810          13,450,355

         At the close of business on the record date of May 1, 1996, there were issued and outstanding 133,083,673 shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), and 97,240 shares of the Registrant's $2.20 Series A Convertible Preferred Stock, par value $1.00 per share ("Preferred Stock"). There were represented at the meeting, in person or by proxy, 114,421,973 shares of Common Stock and 59,695 shares of Preferred Stock. Such shares represented 85.95 percent of the total number of shares of such classes of stock issued and outstanding on the record date.


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 16 through 18. The exhibits which are in this report immediately follow the index.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended July 27, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WOOLWORTH CORPORATION
                                                  (Registrant)





Date: September 6, 1996                           /s/ Andrew P. Hines
                                                  -------------------
                                                  ANDREW P. HINES
                                                  Senior Vice President
                                                  and Chief Financial Officer

                              WOOLWORTH CORPORATION
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K         Description
   -----------------         -----------

         1                                          *

         2                                          *

         3(i)(a) Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form S-4 filed by the Registrant with the Securities and Exchange Commission ("SEC") on May 9, 1989 (Registration No. 33-28469) (the "S-4 Registration Statement").

         3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989 (incorporated herein by reference to Exhibit 3(b) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the "8-B
                             Registration Statement")) and (b) July 24, 1990 (incorporated herein by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 28, 1990, filed by the Registrant with the SEC on September 7, 1990 (the "Form 10-Q")).

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

         4(b) Rights Agreement dated as of April 4, 1988, as amended January 11, 1989, between F.W. Woolworth Co. ("FWW") and Morgan Shareholder Services Trust Company (now, First Chicago Trust Company of New
                             York), as Rights Agent (incorporated herein by reference to (a) Exhibit 1 to the Registration Statement on Form 8-A filed by FWW with the SEC on April 12, 1988 (Registration No. 1-238) and (b) the Form 8 Amendment to such Form 8-A filed by FWW with the SEC on January 13, 1989). The rights and obligations of FWW under said Rights Agreement were assumed by the Registrant pursuant to an Agreement and Plan of Share Exchange dated as of May 4, 1989, by and between FWW and the Registrant (incorporated herein by reference to Exhibit 2 to the S- 4 Registration Statement).

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

         5                                          *

         8                                          *

         9                                          *

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

         99                  Independent Accountants' Review Report.




- ----------
  *  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.
- -----------

     11                      Computation of Net Income (Loss) Per Common Share.

     12                      Computation of Ratio of Earnings to Fixed Charges.

     15                      Letter re: Unaudited Interim Financial Statements.

     27                      Financial Data Schedule.

     99                      Independent Accountants' Review Report.