Form 10-Q
period 1996-10-26
WOOLWORTH CORPORATION
filed 1996-12-10
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M  10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended October 26, 1996


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

YES   [X]      NO  [ ]


Number of shares of Common Stock outstanding at November 23, 1996: 133,985,633

                              WOOLWORTH CORPORATION

                                      INDEX



                                                                                             Page No.
                                                                                             --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets                                     3

                      Condensed Consolidated Statements
                         of Operations                                                          4

                      Condensed Consolidated Statements
                         of Retained Earnings                                                   5

                      Condensed Consolidated Statements
                         of Cash Flows                                                          6

                      Notes to Condensed Consolidated
                         Financial Statements                                                 7 - 8

          Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                        8 - 12



Part II.  Other Information

          Item 1.     Legal Proceedings                                                        13

          Item 6.     Exhibits and Reports on Form 8-K                                         13

                      Signature                                                                14

                      Index of Exhibits                                                      15 - 17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                   Oct. 26,            Oct. 28,          Jan. 27,
                                                                     1996                1995             1996
                                                                  -----------         -----------        --------
                                                                  (Unaudited)         (Unaudited)
                                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $      17          $      65         $      13
Merchandise inventories                                                1,681              1,917             1,364
Other current assets                                                     263                303               241
                                                                      ------             ------            ------
                                                                       1,961              2,285             1,618

PROPERTY AND EQUIPMENT, NET                                            1,109              1,482             1,225
DEFERRED CHARGES AND OTHER ASSETS                                        641                634               663
                                                                      ------             ------            ------
                                                                   $   3,711          $   4,401         $   3,506
                                                                      ======              =====             =====

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                    $     115          $     651         $      69
Accounts payable                                                         445                487               321
Accrued liabilities                                                      475                403               426
Current portion of long-term debt and obligations
     under capital leases                                                 17                 26                25
                                                                     -------            -------           -------
                                                                       1,052              1,567               841
LONG-TERM DEBT AND OBLIGATIONS
     UNDER CAPITAL LEASES                                                596                653               619
DEFERRED TAXES AND OTHER LIABILITIES                                     780                813               817
SHAREHOLDERS' EQUITY
     Preferred stock                                                   -                  -                 -
     Common stock and paid-in capital                                    296                290               290
     Retained earnings                                                   960                998               891
     Foreign currency translation adjustment                              63                 90                83
     Minimum pension liability adjustment                                (36)               (10)              (35)
                                                                     -------            -------           -------
         Total shareholders' equity                                    1,283              1,368             1,229
CONTINGENCIES (Legal Proceedings)
                                                                     -------            -------           -------
                                                                   $   3,711          $   4,401         $   3,506
                                                                     =======            =======           =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                      Thirteen weeks ended                Thirty-nine weeks ended
                                                   --------------------------           --------------------------
                                                     Oct. 26,        Oct. 28,             Oct. 26,        Oct. 28,
                                                       1996           1995                 1996            1995
                                                   -----------     ----------           ----------      ----------

SALES                                               $    2,048       $  2,071           $    5,724       $   5,787

COSTS AND EXPENSES
Costs of sales                                           1,385          1,419                3,953           4,058
Selling, general and administrative expenses               499            508                1,482           1,586
Depreciation and amortization                               51             59                  151             177
Interest expense                                            18             30                   57              95
Other income                                               (20)            (2)                 (34)            (34)
                                                       -------        -------              -------         -------
                                                         1,933          2,014                5,609           5,882
                                                       -------        -------              -------         -------

INCOME (LOSS) BEFORE INCOME TAXES                          115             57                  115             (95)
Income tax expense (benefit)                                46             23                   46             (38)
                                                       -------        -------              -------         -------

NET INCOME (LOSS)                                   $       69       $     34           $       69       $     (57)
                                                       =======        =======              =======         =======


Net income (loss) per share                         $     0.52       $   0.26           $     0.52       $   (0.43)
                                                       =======        =======              =======         =======
Number of shares used to
   calculate earnings per share                          133.6          132.8                133.3           132.8
                                                       =======        =======              =======         =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 ($ in millions)

                                                                                     Thirty-nine weeks ended
                                                                                  ----------------------------
                                                                                    Oct. 26,          Oct. 28,
                                                                                     1996              1995
                                                                                  ----------        ----------


RETAINED EARNINGS AT BEGINNING OF YEAR                                               $   891           $ 1,055
Net income (loss)                                                                         69               (57)
Cash dividends declared:
  Preferred Stock - $1.10 and $1.65 per share
       in 1996 and 1995, respectively                                                      -                 -
                                                                                     -------           -------

RETAINED EARNINGS AT END OF PERIOD                                                   $   960           $   998
                                                                                     =======           =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)


                                                                          Thirty-nine weeks ended
                                                                          ------------------------
                                                                           Oct. 26,       Oct. 28,
                                                                            1996            1995
                                                                            ----            ----
FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $  69           $ (57)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                          151             177
       Gain on sales of real estate                                           (31)            (33)
       Deferred income taxes                                                   (6)            (37)
   Change in assets and liabilities, net of acquisitions:
       Increase in merchandise inventories                                   (329)           (257)
       Increase in accounts payable                                           124             119
       Other, net                                                              31              10
                                                                            -----           -----
   Net cash provided by (used in) operating activities                          9             (78)
                                                                            -----           -----

FROM INVESTING ACTIVITIES
   Capital expenditures                                                       (87)           (110)
   Proceeds from sale of assets                                                25              33
   Proceeds from sale of real estate                                           22              88
   Purchase of investments                                                     --             (74)
                                                                            -----           -----
     Net cash used in investing activities                                    (40)            (63)
                                                                            -----           -----

FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt                                      46            (203)
   Increase in long-term debt                                                  --             352
   Reduction in long-term debt and capital lease obligations                  (13)            (13)
   Issuance of common stock                                                     6               8
   Redemption of preferred stock                                               (1)             --
   Dividends paid                                                              --             (20)
                                                                            -----           -----
     Net cash provided by financing activities                                 38             124
                                                                            -----           -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                        (3)             10

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         4              (7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 13              72
                                                                            -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  17           $  65
                                                                            =====           =====

Cash Paid During the Period:
   Interest                                                                 $  35           $  75
   Income Taxes                                                             $  14           $  11




See accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the thirteen and thirty-nine weeks ended October 26, 1996 are not necessarily indicative of the results expected for the year.

Merchandise Inventories

         Domestic merchandise inventories are stated at the lower of cost or market determined using the last-in, first-out method. At October 26, 1996, October 28, 1995 and January 27, 1996 domestic merchandise inventories are stated at $102 million less than the amounts that would have been determined using the first-in, first-out method.

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

         On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's Common Stock or options on the Registrant's Common Stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties. The action is scheduled for trial on May 7, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total sales for the 1996 third quarter decreased 1.1 percent to $2,048 million compared to $2,071 million for the 1995 third quarter. Comparable-store sales increased by 1.5 percent. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased by 0.8 percent. Total Specialty segment sales for the 1996 third quarter increased 4.9 percent while comparable-store sales increased 5.0 percent, as compared to the 1995 third quarter. Total General Merchandise segment 1996 third quarter sales decreased 8.0 percent while comparable-store sales decreased 4.4 percent, as compared to the same period of 1995. The decrease in General Merchandise sales primarily relates to lower sales in Germany and the United States.

         Year-to-date 1996 sales decreased 1.1 percent to $5,724 million compared to $5,787 million for 1995. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased 1.1 percent, and comparable-store sales increased 0.8 percent during the year-to-date period.

         Fiscal 1996 third quarter operating profit (before corporate expense, interest, and income taxes) of $143 million improved by $44 million over the comparable prior year operating profit of $99 million. This improvement stems directly from the continuing implementation of the Registrant's strategic plan including inventory level reductions, expense reductions and the divestiture of non-strategic assets. For the 1996 third quarter, selling, general and administrative expenses declined by $9 million compared to the corresponding 1995 period. Year-to-date, selling, general and administrative expenses were $104 million less than the corresponding 1995 period. These decreases reflect the ongoing success of the Registrant's cost reduction initiatives. The 1996 operating profit includes a charge for early retirement and severance costs related to ongoing workforce reduction programs in the German general merchandise operations of $21 million in the third quarter and $31 million year-to-date. Included in the 1995 year-to-date operating profit is a $38 million charge related to the inventory improvement program implemented to lower inventory levels and clear stores of aged and discontinued merchandise for new product assortments.

         The Registrant reported net income of $69 million, or $0.52 per share, for the 1996 third quarter, compared to net income of $34 million, or $0.26 per share, for the corresponding prior year period. The Registrant reported net income of $69 million for the 1996 year-to-date period, or $0.52 per share. This represents an improvement of $126 million, or $0.95 per share compared to the loss of $57 million or $0.43 per share for the corresponding 1995 period.

         As of October 26, 1996, the Registrant operated a total of 7,854 stores consisting of 6,837 Specialty stores and 1,017 General Merchandise stores. This compares to 7,955 stores consisting of 6,920 Specialty stores and 1,035 General Merchandise stores operated as of October 28, 1995.

         The net gain on the divestiture of non-strategic real estate in the third quarter totaled $18 million. This primarily related to the sale of real estate located in Germany.

         In line with the Registrant's strategic plan to dispose of underperforming businesses, in the 1996 third quarter, the Registrant completed the sale of its 42-store Silk & Satin chain in Canada as well as its 41-store Rubin chain in Germany. The charge for disposed operations for the 1996 third quarter totaled $5 million and includes disposition related costs for these businesses, as well as a provision for the closure of the Sandalwood distribution center in Canada. The charge for disposed operations includes the loss incurred to dispose of those operations, as well as the operational losses incurred through disposal date. For the 1996 year-to-date period, in addition to the third quarter disposition activity, the Registrant disposed of various operations including the Rx Place Drug Mart, Accessory Lady, and Lady Plus chains. The total charge included in the 1996 year-to-date operations related to those dispositions was $36 million. The charge for disposed operations for the prior year periods presented includes the operating results of businesses disposed of in the current year.

SALES

The following table summarizes sales by segment and by geographic area:

                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                        -----------------------------               -----------------------------
(in millions)                           Oct. 26,              Oct. 28,              Oct. 26,              Oct. 28,
                                          1996                  1995                  1996                  1995
                                         ------                ------                ------                ------
By segment:
Specialty:
     Athletic Group                      $  954                $  896                $2,634                $2,483
     Specialty Footwear                     190                   189                   517                   529
     Other Specialty                         83                    93                   245                   274
     Northern Group                         110                    96                   255                   215
                                         ------                ------                ------                ------
Specialty total                           1,337                 1,274                 3,651                 3,501
                                         ------                ------                ------                ------

General Merchandise:
     Germany                                399                   427                 1,138                 1,199
     United States                          253                   278                   739                   816
     Other                                   52                    60                   152                   171
                                         ------                ------                ------                ------
General Merchandise total                   704                   765                 2,029                 2,186
                                         ------                ------                ------                ------

Disposed operations                           7                    32                    44                   100
                                         ------                ------                ------                ------
                                         $2,048                $2,071                $5,724                $5,787
                                         ======                ======                ======                ======

                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                        -----------------------------               -----------------------------
(in millions)                           Oct. 26,              Oct. 28,              Oct. 26,              Oct. 28,
                                          1996                  1995                  1996                  1995
                                         ------                ------                ------                ------
By geographic area:
     Domestic                           $1,289                $1,263                $3,605                $3,560
     International                         752                   776                 2,075                 2,127
     Disposed operations                     7                    32                    44                   100
                                        ------                ------                ------                ------
                                        $2,048                $2,071                $5,724                $5,787
                                        ======                ======                ======                ======

Specialty Segment

         The Athletic and Northern Groups turned in strong third quarter performances. Athletic Group sales increased for the third quarter and the year-to-date periods, by 6.5 percent and 6.1 percent, respectively, over the corresponding prior year periods. Northern Group sales increased by 14.6 percent and 18.6 percent, for the third quarter and year-to-date periods, respectively.

         Specialty Footwear third quarter sales increased by 0.5 percent, 0.7 percent on a comparable-store basis, while year-to-date sales decreased by 2.3 percent, 1.8 percent on a comparable-store basis, as compared to the corresponding prior year periods. The year-to-date decline is principally attributable to the Kinney format.

         Other Specialty third quarter sales, adjusted for dispositions, decreased by 10.8 percent from $93 million to $83 million, 4.4 percent on a comparable-store basis, as compared to the prior year period. For the year-to-date period, sales declined 10.6 percent to $245 million, 2.4 percent on a comparable-store basis, as compared to the prior year period. This decline in sales was mainly due to the closure of 98 underperforming stores related to ongoing formats.

General Merchandise

         German general merchandise 1996 third quarter sales decreased by 6.6 percent, while comparable-store sales decreased by 3.4 percent, as compared to the prior year period. Year-to-date period sales have decreased 5.1 percent while comparable-store sales decreased 2.8 percent, as compared to the prior year period. Excluding the impact of foreign currency fluctuations, sales decreased by 0.4 percent and 0.8 percent for the quarter and year-to-date periods, respectively. Sales continue to be negatively impacted by a struggling economy and high unemployment.

         United States general merchandise sales decreased for both the third quarter and year-to-date periods by 9.0 percent and 9.4 percent, respectively. These declines are mainly due to the continued competitive pressures in general merchandise coupled with the closure of underperforming stores under the Registrant's store closing program.

         A decline in sales was also experienced by both the Registrant's Mexican and Canadian operations in the third quarter as well as for the year-to-date period. Sales in this group fell by $8 million, 13.3 percent for the third quarter, while comparable-store sales decreased by 0.6 percent. Year-to-date sales decreased $19 million or 11.1 percent, while comparable-store sales decreased by 4.0 percent. Excluding the negative impact of foreign currency fluctuations, sales declined 9.2 percent for the third quarter and 7.6 percent year-to-date. Cooler weather conditions in Canada for the first two quarters of fiscal 1996 contributed to the year-to-date declines.

OPERATING RESULTS

Operating profit (before corporate expense, interest, and income taxes) is as follows:

                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                        -----------------------------               -----------------------------
(in millions)                           Oct. 26,              Oct. 28,              Oct. 26,              Oct. 28,
                                          1996                  1995                  1996                  1995
                                         ------                ------                ------                ------
By segment:
     Specialty                           $ 154                 $ 106                 $ 288                 $ 123
     General Merchandise                   (24)                   (2)                  (71)                  (64)
     Net gain on sales of real estate       18                     1                    31                    33
     Disposed operations                    (5)                   (6)                  (36)                  (42)
                                         -----                 -----                 -----                 -----
                                         $ 143                 $  99                 $ 212                 $  50
                                         =====                 =====                 =====                 =====

By geographic area:
     Domestic                            $ 120                 $  91                 $ 233                 $ 106
     International                          10                    13                   (16)                  (47)
     Net gain on sales of real estate       18                     1                    31                    33
     Disposed operations                    (5)                   (6)                  (36)                  (42)
                                         -----                 -----                 -----                 -----
                                         $ 143                 $  99                 $ 212                 $  50
                                         =====                 =====                 =====                 =====

Specialty Segment

         Specialty operating profit improved by $48 million and $165 million over the prior year third quarter and year-to-date periods, respectively. This was primarily due to expense reductions combined with increased sales achieved by the Athletic Group. Specialty operating profit for the 1995 year-to-date period included a $16 million charge related to the Registrant's inventory improvement program.

General Merchandise

         Total General Merchandise third quarter operating results decreased by $22 million compared to the prior year period, mainly attributable to a $21 million charge for German early retirement and severance programs. Excluding this charge, operating results decreased by $1 million. Year-to-date operating results, excluding the charge for early retirement of $31 million, improved by $24 million. German operating results, excluding this early retirement charge, increased by $12 million in the 1996 third quarter and $27 million for the year-to-date period. United States and Other general merchandise operating results decreased $13 million for the 1996 third quarter and $3 million for the year-to-date period. General Merchandise operating results for 1995 included a $22 million charge related to the Registrant's inventory improvement program.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $9 million for the thirty-nine weeks ended October 26, 1996, compared to $78 million used in the comparable prior-year period. The increase in cash provided during 1996 compared to 1995 primarily reflects improved operating results along with the Registrant's inventory improvement program.

         Net cash used in investing activities amounted to $40 million for the thirty-nine weeks ended October 26, 1996, compared to $63 million during the corresponding period in 1995. The reduced utilization of cash in 1996 reflects a reduction in capital expenditures and a reduction in proceeds from the sale of real estate and other assets. In addition, no other investments were made during the thirty-nine weeks ended October 26, 1996. Capital expenditures of approximately $172 million are planned for the full fiscal year 1996.

         Inventories decreased $236 million to $1,681 million as of October 26, 1996, from $1,917 million as of October 28, 1995. The decrease from the third quarter of 1995 reflects the Registrant's successful inventory improvement program and a reduction in inventories due to the divestiture of the Drug Mart and Accessory Lady chains as well as the sale of the Silk & Satin, Lady Plus and Rubin chains. The $317 million increase in inventory levels from January 27, 1996 is a normal seasonal increase prior to peak selling periods, and is financed by short-term debt and accounts payable.

         Accounts payable of $445 million at October 26, 1996 decreased by $42 million as compared to October 28, 1995 and increased by $124 million as compared to January 27, 1996. These changes are directly associated with inventory levels.

         Short-term debt decreased $536 million compared to October 28, 1995 levels and increased by $46 million from the year-end level to $115 million. The decrease from October 28, 1995 primarily reflects lower inventory levels. Aggregate debt has declined $602 million from the prior year. The Registrant further reduced debt levels by selling non-strategic assets and continuing cost reduction programs.

         The Registrant has a $1.0 billion three-year revolving credit facility available through May 1998.

         Interest expense for the third quarter of 1996, decreased $12 million or 40.0 percent over the comparable 1995 period. Interest expense for the year-to-date period decreased $38 million, or 40.0 percent over the comparable 1995 period. The decrease from the third quarter is attributable to the reduction in total debt levels of $602 million as compared to the prior year period.

         Shareholders' equity at October 26, 1996 decreased $85 million from the level at October 28, 1995. The decrease includes a non-cash pre-tax charge of $241 million ($165 million after-tax) for the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995.

         In the third quarter of 1996, the Registrant announced that its Board of Directors called for the redemption of all of the outstanding $2.20 Series A Convertible Preferred Stock ("Preferred Stock"). Approximately 83 percent of the Preferred Stock has been converted into shares of the Registrant's Common Stock.

         On December 2, 1996, the Registrant announced that a definitive agreement was signed whereby the Registrant will acquire Eastbay, Inc., a direct marketer of athletic footwear, apparel, equipment and licensed and private label products. The total purchase price will be approximately $146 million and it is expected that the acquisition will be completed in early 1997. Current and projected Registrant cash flows are expected to be sufficient to fund the transaction.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on pages 7 through 8 of Part I, Item 1.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 15 through 17. The exhibits which are in this report immediately follow the index.

         (b)  Reports on Form 8-K

         On August 14, 1996 the Registrant announced that its Board of Directors called for the redemption of all of the outstanding shares of the Registrant's $2.20 Series A Convertible Preferred Stock ("Preferred Stock") on October 23, 1996 at the redemption price of $45 per share. Shares of Preferred Stock may be converted into shares of the Registrant's Common Stock at the rate of 5.68 shares of Common Stock for each share of Preferred Stock. Conversion rights expired at 5:00 p.m. New York City time on October 18, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 WOOLWORTH CORPORATION
                                                 ---------------------
                                                 (Registrant)





Date: December 9, 1996                           /s/ Andrew P. Hines
      ----------------                           ---------------------
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

         5                                           *
         8                                           *
         9                                           *

         10                         Agreement with John A. Wozniak dated
                                    November 11, 1996.

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

         99                         Independent Accountants' Review Report.



  -----------------
  *  Not applicable

Exhibits filed with this Form 10-Q:


     Exhibit No.

         10                         Agreement with John A. Wozniak dated
                                    November 11, 1996

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