Form 10-K405
period 1997-01-25
WOOLWORTH CORPORATION
filed 1997-04-25
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended January 25, 1997        Commission file number 1-10299

                              WOOLWORTH CORPORATION
             (Exact name of Registrant as specified in its charter)


           New York                                      13-3513936
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

233 Broadway, New York, New York                                      10279-0003
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (212) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                            Name of each exchange on which registered
-------------------                                            -----------------------------------------
Common Stock, par value $.01                                   New York Stock Exchange

Preferred Stock Purchase Rights                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

See pages 12 through 17 for Index of Exhibits.

Number of shares of Common Stock outstanding at April 1, 1997: 134,161,532

Aggregate market value of voting stock held by non-affiliates at April 1, 1997:
$3,054,717,484*

* For purposes of this calculation only (a) all directors plus one executive officer of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at April 1, 1997, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.



DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders (the "Annual Report") for the fiscal year ended January 25, 1997: Parts I, II and III.

2. The Registrant's definitive Proxy Statement to be dated May 5, 1997 (the "Proxy Statement") issued in connection with the annual meeting of shareholders: Part III.


                             Page 2 of 2 cover pages

                                     PART I

ITEM 1. BUSINESS

GENERAL

Woolworth Corporation (the "Registrant"), incorporated under the laws of the State of New York in 1989, has origins dating back to 1879. The Registrant and its retail divisions operate a multinational retailing business selling a broad range of merchandise through 7,746 stores in the United States, Canada, Mexico, Germany, Austria, England, Belgium, Luxembourg, the Netherlands, France, Spain, Italy, Australia and Hong Kong.

The Registrant's retailing business is conducted through two major segments:
Specialty and General Merchandise. The Specialty segment includes: the Athletic Group, the Northern Group, Specialty Footwear, and Other Specialty. The General Merchandise segment includes operations in: Germany, the United States, and other countries (Canada and Mexico). The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 25 of the Company's Annual Report to Shareholders ("Annual Report") for the fiscal year ended January 25,1997 and is incorporated herein by reference.

SPECIALTY SEGMENT

Athletic Group

The Athletic Group, the Registrant's largest and most profitable business, operates 3,394 stores in North America, Europe, Asia and Australia. In the United States, this division operates the Foot Locker businesses including: Foot Locker, Lady Foot Locker, Kids Foot Locker and World Foot Locker, as well as, Champs Sports and Going to the Game! Athletic Group stores totaling 2,914 are located primarily in regional malls throughout the United States. Additionally, it operates an apparel imprint/embroidery factory located in the United States.

The Registrant acquired Eastbay, Inc. ("Eastbay"), a direct marketer of athletic footwear, apparel, equipment and licensed private label products. The transaction, which was consummated on January 30, 1997, enables the Registrant to use Eastbay's established direct-mail distribution channels and athletic formats to expand their merchandise offerings and provide customer service differentiation from competing mall formats.

In Europe, there are 228 Foot Locker stores located in the Netherlands, Belgium, England, Germany, France, Italy, Spain and Luxembourg. In Canada, the division operates 188 Foot Locker and Champs Sports stores which are primarily located in regional malls. The division also operates 51 Foot Locker stores in Australia, 11 in Mexico and 2 in Hong Kong.

Northern Group

The Northern Group operates 760 stores in Canada and the United States. The Northern Group consists of Northern Reflections and Northern Traditions, offering casual and career apparel for women, Northern Getaway, offering children's casual apparel, and Northern Elements offering men's casual apparel.

Specialty Footwear

Specialty Footwear includes formats in the United States, Canada, Germany and Australia, the largest of which is the Kinney shoe store chain. This group operates 1,199 retail stores and 3 factories located in the United States which manufacture footwear.

Other Specialty

Other Specialty operates 1,379 stores. This group is comprised of non-footwear specialty chains in the United States and abroad. This includes After Thoughts, The San Francisco Music Box Company, and The Best of Times. After Thoughts offers moderately priced costume jewelry and accessories, The San Francisco Music Box Company features music boxes and gifts, and The Best of Times stores carry a large assortment of watches and clocks.

GENERAL MERCHANDISE SEGMENT

Germany

Through Retail Company of Germany, Inc., the Registrant operates 374 Woolworth general merchandise stores in Germany and Austria. They offer a wide variety of household and personal products.

United States

The Registrant operates 413 Woolworth general merchandise stores in the United States. These stores feature a broad range of staple household items at competitive prices. In addition, the division is a franchisee of the Burger King Corporation, with 26 restaurant locations in Woolworth stores.

Other

Woolworth Canada, Inc. operates 171 general merchandise stores in Canada through The Bargain! Shop chain, generating high volume/low margin sales of manufacturers' excess inventory.

Woolworth Mexicana, S.A. de C.V., operates 30 Woolworth general merchandise stores in Mexico.

OTHER INFORMATION

For additional information on format descriptions and number of stores, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of the Annual Report which is incorporated herein by reference.

The Registrant has an overseas network of 11 buying offices in Asia. It also has a 25 percent interest in Kaufring Beteillgungs GbR, a cooperative purchasing company, which also operates retail department stores in Germany.

EMPLOYEES

The Registrant and its consolidated subsidiaries had approximately 82,000 full and part-time employees at January 25, 1997. It considers employee relations to be satisfactory.

SEASONALITY

The Registrant's retail businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

COMPETITION

The retailing business is highly competitive. Competition is based upon such factors as price, quality, selection of merchandise, reputation, store location, advertising and customer service.

MERCHANDISE PURCHASES

The Registrant and its consolidated subsidiaries purchase merchandise and supplies from thousands of vendors worldwide including purchases of athletic footwear and apparel from a major vendor, Nike, Inc., which supplied approximately 25 percent of the Registrant's merchandise purchases in 1996. The Registrant considers vendor relations to be satisfactory and does not rely to any degree upon a backlog of orders for future delivery in either its retailing or its manufacturing operations.

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to page 25 of the Annual Report. For a description of the formats contained in each business segment, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of the Annual Report which is incorporated herein by reference.

ITEM 2. PROPERTIES

The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores, factories, and administrative and distribution facilities. Total selling area at the end of the year was approximately 26 million square feet, of which approximately 16 million square feet pertained to the General Merchandise segment and approximately 10 million square feet to Specialty operations, the majority of which is leased. These properties are located in the United States (60 percent), Europe (20 percent), and elsewhere (20 percent). The Registrant operated 10 distribution centers occupying an aggregate of 3.7 million square feet, the majority of which is leased. The Registrant also has an additional 7 distribution centers occupying 1.0 million square feet, the majority of which is leased and sublet. Of the 17 distribution centers, 11 are located in the United States, 2 are located in Europe and 4 in other countries. Included among the Registrant's owned properties is the landmark Woolworth Building in New York City in which its corporate headquarters and the executive offices of U.S. General Merchandise, Athletic Group, and Specialty Footwear are located. Additional information regarding the Registrant's and its consolidated subsidiaries' properties can be found in the Annual Report on page 26 under the section captioned "Property and Equipment, Net" and on page 28 under the section captioned "Leases," which pages are herein incorporated by reference.


ITEM 3. LEGAL PROCEEDINGS

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

On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's common stock or options on the Registrant's common stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties. On March 13, 1997, the parties' representatives engaged in a mediation proceeding with a view toward settling the issues in dispute. As a result, the parties have agreed in principle to a settlement of the class action, subject to final documentation and the approval of the court. In the opinion of management, the settlement, if approved by the court, would not have a material adverse effect on the financial position, or results of operation of the Registrant.

Five separate state-court derivative actions filed in April 1994 were consolidated under the caption In re Woolworth Corporation Derivative Litigation and are now pending in the Supreme Court of the State of New York, County of New York. Plaintiffs served a Consolidated Complaint on behalf of the plaintiffs in these five actions together with the plaintiff in the former federal derivative action Sternberg v. Woolworth Corp., which has been dismissed. Defendants moved to dismiss the Consolidated Complaint, and on April 27, 1995, the court granted defendants' motion, with leave to the plaintiffs to replead. On June 7, 1995, plaintiffs served a Consolidated Amended Derivative Complaint. On June 27, 1995, defendants moved to dismiss the Consolidated Amended Derivative Complaint with prejudice. On April 10, 1996, the court granted defendants' motion with prejudice. Plaintiffs' have filed a notice of appeal from the dismissal to the Appellate Division, First Department, which appeal is now pending. There is one federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum v. Sells et al. There have been no material developments in this action. These actions are all at a preliminary stage of proceedings. Accordingly, the outcomes cannot be predicted with any degree of certainty. As a result, the Registrant cannot determine if the results of the litigation will have a material adverse effect on the financial position or results of operations of the Registrant.

During 1994, the staff of the SEC initiated an inquiry relating to the matters that were reviewed by the Special Committee of the Board of Directors as well as in connection with trading in the Registrant's securities by certain directors and officers of the Registrant. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. In the opinion of management, the result of the inquiry will not have a material adverse effect on the financial position or results of operations of the Registrant.

The information in this section on Legal Proceedings is current as of April 18, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 25, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Executive Officers of the Registrant, as of April 9, 1997, is set forth below:

Chairman of the Board and Chief Executive Officer     Roger N. Farah

President and Chief Operating Officer and Director    Dale W. Hilpert

Senior  Vice President - Corporate Development        M. Jeffrey Branman

Senior Vice President - Real Estate                   John E. DeWolf III

Senior Vice President - Human Resources               John F. Gillespie

Senior Vice President and Chief Financial Officer     Andrew P. Hines

Vice President, General Counsel and Secretary         Gary M. Bahler

Vice President and Treasurer                          John H. Cannon

Vice President and Controller                         Bruce L. Hartman

Roger N. Farah, age 44, has served as Chairman of the Board since December 15, 1994 and Chief Executive Officer since December 11, 1994. From July 1994 to October 1994, Mr. Farah served as President and Chief Operating Officer of R. H. Macy & Co., Inc. From June 1991 to July 1994, Mr. Farah served as the Chairman of the Board and Chief Executive Officer of Federated Merchandising Services, the central buying and product development arm of Federated Department Stores, Inc.

Dale W. Hilpert, age 54, has served as President and Chief Operating Officer since May 15, 1995. From January 1985 to April 1995, Mr. Hilpert served as Chairman of the Board and Chief Executive Officer of Payless ShoeSource, a division of The May Department Stores Company.

M. Jeffrey Branman, age 41, has served as Senior Vice President - Corporate Development since March 4, 1996. From August 1989 to March 4, 1996, Mr. Branman served as a Managing Director of Financo, Inc.

John E. DeWolf III, age 41, has served as Senior Vice President - Real Estate since March 11, 1996. From 1993 to February 1996, he was Senior Vice President - Property Development for The Disney Stores, Inc., a division of The Walt Disney Company. Mr. DeWolf served as Vice President - Real Estate Counsel of The Limited, Inc. from 1982 to 1993.

John F. Gillespie, age 49, has served as Senior Vice President - Human Resources since April 1, 1996. Mr. Gillespie served as Senior Vice President - Human Resources of Lever Brothers Company, a subsidiary of Unilever, from 1990 to March 1996.

Andrew P. Hines, age 57, has served as Senior Vice President and Chief Financial Officer since April 18, 1994. During 1993, Mr. Hines was a consultant to Pentland PLC in the United States. From 1989 to 1992, Mr. Hines served as Executive Vice President and Chief Financial Officer of adidas, USA.

Gary M. Bahler, age 45, has served as Vice President and General Counsel since February 1, 1993, and as Secretary since February 1, 1990. Mr. Bahler served as Deputy General Counsel from May 1, 1991 until February 1, 1993.

John H. Cannon, age 55, has served as Vice President and Treasurer since October 12, 1983.

Bruce L. Hartman, age 43, has served as Vice President and Controller since November 18, 1996. From March 1994 to October 1996, Mr. Hartman served as the Chief Financial Officer of Filene's, a division of the May Department Stores Company. Mr. Hartman served as Chief Financial Officer of Famous Barr from March 1993 to March 1994, and as Controller of Robinson's from September 1990 to March 1993, both of which are also divisions of The May Department Stores Company.

Except for Andrew P. Hines, all executive officers serve for terms expiring on August 13, 1997, and when their successors are elected and qualified. Mr. Hines will resign from his position effective April 30, 1997.

There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information related to the market for the Registrant's common stock on pages 32 through 34 of the Annual Report under the sections captioned "Shareholder Rights Plan", "Stock Plans", "Restricted Stock", "Preferred Stock" and "Shareholder Information and Market Prices (Unaudited)", is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The Five Year Summary of Selected Financial Data on page 35 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   Financial Statements

      The following, included in the Annual Report, are incorporated herein by reference:

                                                                                  Page(s) in
                                                                                 Annual Report
                                                                                 -------------
      Consolidated Statements of Operations - Years ended
      January 25, 1997, January 27, 1996 and January 28, 1995.                        18

      Consolidated Balance Sheets - January 25, 1997 and January 27,
      1996.                                                                           19

      Consolidated Statements of Shareholders' Equity Years ended January 25,
      1997, January 27, 1996 and
      January 28, 1995.                                                               20

      Consolidated Statements of Cash Flows - Years ended
      January 25, 1997, January 27, 1996 and January 28, 1995.                        21

      Independent Auditors' Report                                                    22

      Notes to Consolidated Financial Statements                                 23 - 34

(b)   Supplementary Data

      Quarterly Results on page 34 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Registrant and its independent accountants on matters of accounting principles or practices.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors of the Registrant

      Information relative to directors of the Registrant is set forth under the section captioned "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

(b)   Executive Officers of the Registrant

      Information with respect to executive officers of the Registrant is set forth immediately following Item 4 in Part I hereof on pages 6 and 7.

(c) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth in the Proxy Statement, beginning with the section captioned "Directors' Compensation and Benefits; Indemnification Arrangements" through and including the section captioned "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information set forth in the Proxy Statement, under the section captioned "Beneficial Ownership of the Company's Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the Proxy Statement, under the section captioned "Transactions with Management and Others," is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)      Financial Statements

            The required financial statement information is set forth in Item 8 in this Annual Report on Form 10-K.

(a)(2)      Financial Statement Schedules
and (d)

            No financial statement schedules have been presented since the required information is shown in the financial statements or Notes to Consolidated Financial Statements sections of the Annual Report.

            Separate financial statements of the parent company have not been presented since all consolidated subsidiaries of the Registrant are wholly owned and have indebtedness, not guaranteed by the parent company, in the aggregate of less than 5% of the Registrant's consolidated total assets.

            Separate financial statements of subsidiaries less than 50 percent owned have not been presented since these subsidiaries, both individually and in the aggregate, do not constitute significant subsidiaries.

(a)(3)      Exhibits
and (c)

            An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 12 through 17. Those exhibits which are included in this Annual Report on Form 10-K immediately follow the index.

(b)         Reports on Form 8-K

            The Registrant filed a Form 8-K dated November 13, 1996 (date of earliest event reported), which reported the election of Bruce L. Hartman as Vice President and Controller of the Registrant, effective November 18, 1996. Mr. Hartman replaced John A. Wozniak, who resigned as Vice President and Controller of the Registrant as of the close of business on November 15, 1996.

            The Registrant filed a Form 8-K dated December 2, 1996 (date of earliest event reported), which announced that a definitive agreement was signed whereby the Registrant would acquire Eastbay, a direct marketer of athletic footwear, apparel, equipment and licensed and private label products.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WOOLWORTH CORPORATION

                                                  By:  /s/ Roger N. Farah
                                                       Roger N. Farah
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 9, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Roger N. Farah                            /s/ Jarobin Gilbert, Jr.
--------------------------------              --------------------------------
Roger N. Farah                                Jarobin Gilbert, Jr.
Chairman of the Board and                     Director
Chief Executive Officer

/s/ Dale W. Hilpert                           /s/ Purdy Crawford
--------------------------------              --------------------------------
Dale W. Hilpert                               Purdy Crawford
President and                                 Director
Chief Operating Officer

/s/ Andrew P. Hines                           /s/ Margaret P. MacKimm
--------------------------------              --------------------------------
Andrew P. Hines                               Margaret P. MacKimm
Senior Vice President and                     Director
Chief Financial Officer

/s/ Bruce L. Hartman                          /s/ John J. Mackowski
--------------------------------              --------------------------------
Bruce L. Hartman                              John J. Mackowski
Vice President and Controller                 Director
(Chief Accounting Officer)

/s/ J. Carter Bacot                           /s/ James E. Preston
--------------------------------              --------------------------------
J. Carter Bacot                               James E. Preston
Director                                      Director

/s/ Helen Galland                             /s/ Christopher A. Sinclair
--------------------------------              --------------------------------
Helen Galland                                 Christopher A. Sinclair
Director                                      Director

/s/ Philip H. Geier, Jr.
--------------------------------
Philip H. Geier, Jr.
Director

                              WOOLWORTH CORPORATION
                           INDEX OF EXHIBITS REQUIRED
                             BY ITEM 14 OF FORM 10-K
                           AND FURNISHED IN ACCORDANCE
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

      3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on
                                          (a) July 20, 1989 (incorporated herein
                                          by reference to Exhibit 3(b) to the
                                          Registration Statement on Form 8-B
                                          filed by the Registrant with the SEC
                                          on August 7, 1989 (Registration No.
                                          1-10299) (the "8-B Registration
                                          Statement")) and (b) July 24, 1990
                                          (incorporated herein by reference to
                                          Exhibit 4(a) to the Quarterly Report
                                          on Form 10-Q for the quarterly period
                                          ended July 28, 1990, filed by the
                                          Registrant with the SEC on September
                                          7,1990 (the "July 28, 1990 Form
                                          10-Q")).

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

      4(a) The rights of holders of the Registrant's equity securities are defined in the Registrant's
                                          Certificate of Incorporation, as
                                          amended (incorporated herein by
                                          reference to: (a) Exhibit 3(a) to the
                                          S-4 Registration Statement, (b)
                                          Exhibit 3(b) to the 8-B Registration
                                          Statement and (c) Exhibit 4(a) to the
                                          July 28, 1990 Form 10-Q).


------------
  *  Not applicable

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

      4(e)                                Form of 8 1/2% Debentures due 2022
                                          (incorporated herein by reference to
                                          Exhibit 4 to Registrant's Form 8-K
                                          dated January 16, 1992).

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

      5                                   *
      8                                   *
      9                                   *

      10(a)                               1986 Woolworth Stock Option Plan
                                          (incorporated herein by reference to
                                          Exhibit 10(b) to the Registrant's 1994
                                          10-K).



------------
  *  Not applicable

      10(b) Amendment to the 1986 Woolworth Stock Option Plan. (incorporated herein by reference to exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant on April 26, 1996 (the "1995 10-K").

      10(c) Woolworth Corporation 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the 1994 10-K).

      10(d) Executive Supplemental Retirement Plan (incorporated herein by reference to
                                          Exhibit 10(d) to the 8-B Registration
                                          Statement).

      10(d)(i)                            Amendments to the Executive
                                          Supplemental Retirement Plan
                                          (incorporated herein by reference to
                                          Exhibit 10(c)(i) to the 1994 10-K).

      10(d)(ii)                           Amendment to the Executive
                                          Supplemental Retirement Plan
                                          (incorporated herein by reference to
                                          Exhibit 10(d)(ii) to the 1995 10-K)

      10(e) Supplemental Executive Retirement Plan (incorporated herein by reference to
                                          Exhibit 10(e) to the 1995 10-K)

      10(f) Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(f) to the 1995 10-K)

      10(g) Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to the 1995 10-K)

      10(h) Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).

      10(i)                               Woolworth Corporation Voluntary
                                          Deferred Compensation Plan
                                          (incorporated herein by reference to
                                          Exhibit 10(i) to the 1995 10-K)

      10(j) Trust agreement dated as of November 12, 1987, between FWW and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

      10(k)                               Woolworth Corporation Directors'
                                          Retirement Plan, as amended
                                          (incorporated herein by reference to
                                          Exhibit 10(k) to the 8-B Registration
                                          Statement).

      10(k)(i) Amendments to the Woolworth Corporation Directors' Retirement Plan (incorporated herein by reference to
                                          Exhibit 10(c) to the Registrant's Form
                                          10-Q for the period ended October 28,
                                          1995 (the "October 28, 1995 10-Q").

      10(l) Consulting Agreement dated July 1, 1993, between the Registrant and Harold E. Sells (incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1993).

      10(m)                               Employment agreement with Roger N.
                                          Farah dated as of December 11, 1994
                                          (incorporated herein by reference to
                                          Exhibit 10(d) to the 1994 10-K).

      10(n)                               Restricted Stock Agreement with Roger
                                          N. Farah dated as of January 9, 1995
                                          (incorporated herein by reference to
                                          Exhibit 10(m) to the 1994 10-K).

      10(o)                               Employment agreement with Dale W.
                                          Hilpert dated as of March 23, 1995
                                          (incorporated herein by reference to
                                          Exhibit 10(n) to the 1994 10-K).

      10(p)                               Agreement with Frederick E. Hennig
                                          dated as of April 1, 1995
                                          (incorporated herein by reference to
                                          Exhibit 10(o) to the 1994 10-K).

      10(q)                               Consulting Agreement with DBSS Group,
                                          Inc. dated July 1, 1996.

      10(r)                               Agreement with M. Jeffrey Branman
                                          dated April 24, 1997.

      10(r)(i) Supplemental agreement with M. Jeffrey Branman dated April 24, 1997.

      10(r)(ii)                           Employment Term Sheet for M. Jeffrey
                                          Branman dated February 15, 1996.

      10(s)                               Agreement with John E. DeWolf III
                                          dated April 7, 1997.

      10(s)(i)                            Employment Term Sheet for John E.
                                          DeWolf III dated February 8, 1996.

      10(t)                               Agreement with John F. Gillespie dated
                                          April 7, 1997.

      10(t)(i)                            Employment Term Sheet for John F.
                                          Gillespie dated February 26, 1996.

      10(u)                               Agreement with Andrew P. Hines dated
                                          April 9, 1997.

      10(v) Woolworth Corporation Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10(u) to the 1995 10-K).

      10(w) Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(v) to the 1995 10-K).

      10(x) Woolworth Corporation Directors' Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant's October 28, 1995 10-Q).

      10(y)                               $500 million Credit Agreement dated as
                                          of April 9, 1997.

      10(z) Woolworth Corporation Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(cc) to the 1995 10-K).

      11                                  Computation of Net Income (Loss) Per
                                          Common Share.

      12                                  Computation of Ratio of Earnings to
                                          Fixed Charges.

      13 The Registrant's 1996 Annual Report to Shareholders (for the year ended January 25, 1997). Except for those portions of the 1996 Annual Report which are expressly incorporated by reference in this Form 10-K, the 1996 Annual Report to Shareholders is furnished for the information of the SEC and is not to be deemed filed as part of this Form 10-K.

      15                                  *
      16                                  *
      17                                  *
      18                                  *
      19                                  *
      20                                  *

      21                                  Subsidiaries of the Registrant.

      22                                  *

      23(a)                               Consent of Independent Auditors.
      23(b)                               Consent of former Independent
                                          Auditors.
      24                                  *
      25                                  *
      26                                  *
      27                                  Financial Data Schedule, which is
                                          submitted electronically to the SEC
                                          for information only and not filed.

      99                                  Report of former Independent Auditors.




-------------------------
      *  Not applicable

Exhibits filed with Form 10-K:


Exhibit No.
-----------
   10(q)          Consulting Agreement with DBSS Group, Inc. dated July 1, 1996.

   10(r)          Agreement with M. Jeffrey Branman dated April 24, 1997.

   10(r)(i)       Supplemental agreement with M. Jeffrey Branman dated April
                  24, 1997.

   10(r)(ii)      Employment Term Sheet for M. Jeffrey Branman dated February
                  15, 1996.

   10(s)          Agreement with John E. DeWolf III dated April 7, 1997.

   10(s)(i)       Employment Term Sheet for John E. DeWolf III dated
                  February 8, 1996.

   10(t)          Agreement with John F. Gillespie dated April 7, 1997.

   10(t)(i)       Employment Term Sheet for John F. Gillespie dated February
                  26, 1996

   10(u)          Agreement with Andrew P. Hines dated April 9, 1997.

   10(y)          $500 million Credit Agreement.

   11             Computation of Net Income (Loss) Per Common Share.

   12             Computation of Ratio of Earnings to Fixed Charges.

   13             1996 Annual Report to Shareholders.

   21             Subsidiaries of the Registrant.

   23(a)          Consent of Independent Auditors.

   23(b)          Consent of former Independent Auditors.

   27             Financial Data Schedule.

   99             Report of former Independent Auditors.