Form 10-Q
period 1997-04-26
WOOLWORTH CORPORATION
filed 1997-06-06
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended April 26, 1997


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

Number of shares of Common Stock outstanding at June 2, 1997: 134,286,970

                              WOOLWORTH CORPORATION

                                      INDEX



                                                                                        Page No.
                                                                                        --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets                                    3

                      Condensed Consolidated Statements
                      of Operations                                                            4

                      Condensed Consolidated Statements
                      of Retained Earnings                                                     5

                      Condensed Consolidated Statements
                      of Cash Flows                                                            6

                      Notes to Condensed Consolidated
                      Financial Statements                                                    7-8

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           8-12



Part II.  Other Information

          Item 1.     Legal Proceedings                                                       12

          Item 6.     Exhibits and Reports on Form 8-K                                        12

                      Signature                                                               13

                      Index to Exhibits                                                     14-16

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                 April 26,            April 27,         January 25,
                                                                    1997                1996              1997
                                                                    ----                ----              ----
                                                                  (Unaudited)          (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $     50           $     46          $    321
Merchandise inventories                                                1,386              1,497             1,269
Other current assets                                                     192                232               233
                                                                      ------             ------            ------
                                                                       1,628              1,775             1,823
PROPERTY AND EQUIPMENT, net                                            1,017              1,182             1,058
DEFERRED CHARGES AND OTHER ASSETS                                        684                650               595
                                                                     -------            -------            ------
                                                                      $3,329             $3,607            $3,476
                                                                       =====              =====             =====

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt                                                    $       -           $    247         $       -
Accounts payable                                                         401                372               334
Accrued liabilities                                                      369                356               505
Current portion of long-term debt and obligations
 under capital leases                                                     16                 19                17
                                                                     -------            -------           -------
                                                                         786                994               856
LONG-TERM DEBT AND OBLIGATIONS
  UNDER CAPITAL LEASES                                                   575                616               580
DEFERRED TAXES AND OTHER LIABILITIES                                     677                797               706
SHAREHOLDERS' EQUITY
  Preferred stock                                                          -                  -                 -
  Common stock and paid-in capital                                       302                291               299
  Retained earnings                                                    1,051                869             1,050
  Foreign currency translation adjustment                                (25)                75                22
  Minimum pension liability adjustment                                   (37)               (35)              (37)
                                                                       ------             ------            -----
    Total shareholders' equity                                         1,291              1,200             1,334
COMMITMENTS
                                                                      ------             ------            ------
                                                                      $3,329             $3,607            $3,476
                                                                       =====              =====             =====

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                     Thirteen weeks ended
                                                    April 26,       April 27,
                                                     1997            1996
                                                     ----            ----
SALES                                               $ 1,768         $ 1,820


COSTS AND EXPENSES
Cost of sales                                         1,253           1,295
Selling, general and administrative expenses            459             492
Depreciation and amortization                            45              50
Interest expense                                         14              20
Other income                                             (5)             --
                                                    -------         -------
                                                      1,766           1,857
                                                    -------         -------

INCOME/(LOSS) BEFORE INCOME TAXES                         2             (37)
Income tax expense (benefit)                              1             (15)
                                                    -------         -------

NET INCOME/(LOSS)                                   $     1         $   (22)
                                                    -------         =======


Net Income/(Loss) Per Common Share                  $  0.01         $ (0.17)

Weighted-average Common Shares outstanding            134.1           133.1

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                  (in millions)

                                                  Thirteen weeks ended
                                                  April 26,     April 27,
                                                   1997          1996
                                                   ----          ----
RETAINED EARNINGS AT BEGINNING OF YEAR            $1,050        $ 891
Net Income/(Loss)                                      1          (22)
Cash dividends declared:
  Preferred Stock (1996 - $0.55 per share)            --           --
                                                  ------        -----

RETAINED EARNINGS AT END OF INTERIM PERIOD        $1,051        $ 869
                                                  ======        =====

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                    Thirteen weeks ended
                                                                    April 26,     April 27,
                                                                     1997          1996
                                                                     ----          ----
FROM OPERATING ACTIVITIES
   Net income/(loss)                                                $   1         $ (22)
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization                                   45            50
       Gain on sales of real estate                                    (4)           --
   Change in assets and liabilities, net of acquisitions:
       Merchandise inventories                                       (102)         (137)
       Accounts payable                                                60            52
       Other, net                                                    (107)          (71)
                                                                    -----         -----
   Net cash used in operating activities                             (107)         (128)
                                                                    -----         -----

FROM INVESTING ACTIVITIES
   Proceeds from sales of real estate                                  12            --
   Capital expenditures                                               (25)          (16)
   Payments for business acquired, net of cash acquired              (140)           --
   Proceeds from sales of assets and investments                       --             7
                                                                    -----         -----
     Net cash used in investing activities                           (153)           (9)
                                                                    -----         -----

FROM FINANCING ACTIVITIES
   Increase in short-term debt                                         --           179
   Reduction in long-term debt and capital lease obligations           (1)           (8)
   Issuance of common stock                                             3            --
   Dividends paid                                                      --            --
                                                                    -----         -----
     Net cash provided by financing activities                          2           171
                                                                    -----         -----

EFFECT OF EXCHANGE RATE FLUCTUATIONS
   ON CASH AND CASH EQUIVALENTS                                       (13)           (1)
                                                                    -----         -----

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (271)           33
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        321            13
                                                                    -----         -----
CASH AND CASH EQUIVALENTS AT END OF INTERIM PERIOD                  $  50         $  46
                                                                    =====         =====

Cash Paid During the Period:
   Interest                                                         $   1         $   9
   Income Taxes                                                     $  33         $   4

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the thirteen weeks ended April 26, 1997 are not necessarily indicative of the results expected for the year.

Merchandise Inventories

         Domestic merchandise inventories are stated at the lower of cost or market determined using the last-in, first-out method. At April 26, 1997, April 27, 1996, and January 25, 1997 domestic merchandise inventories are stated at $98 million, $102 million and $98 million less than the amounts that would have been determined on the first-in, first-out basis.

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

         On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's common stock or options on the Registrant's common stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties. On March 13, 1997, the parties' representatives engaged in a mediation proceeding with a view toward settling the issues in dispute. As a result, the parties have agreed in principle to a settlement of the class action, subject to final documentation and the approval of the court. In the opinion of management, the settlement, if approved by the court, would not have a material adverse effect on the financial position or results of operations of the Registrant.

         Five separate state-court derivative actions filed in April 1994 were consolidated under the caption In re Woolworth Corporation Derivative Litigation and are now pending in the Supreme Court of the State of New York, County of New York. Plaintiffs served a Consolidated Complaint on behalf of the plaintiffs in these five actions together with the plaintiff in the former federal derivative action Sternberg v. Woolworth Corp., which has been dismissed. Defendants moved to dismiss the Consolidated Complaint, and on April 27, 1995, the court granted defendants' motion, with leave to the plaintiffs to replead. On June 7, 1995, plaintiffs served a Consolidated Amended Derivative Complaint. On June 27, 1995, defendants moved to dismiss the Consolidated Amended Derivative Complaint with prejudice. On April 10, 1996, the court granted defendants' motion with prejudice. Plaintiffs filed a notice of appeal from the dismissal to the Appellate Division, First Department. On June 5, 1997, the court affirmed the dismissal of this action. There is one federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum
v. Sells et al. There have been no material developments in this action. The results of these actions will not have a material adverse effect on the financial position or results of operations of the Registrant.

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

The information in this section on Legal Proceedings is current as of June 6, 1997.

Recent Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997 and therefore, effective for the Registrant for the fiscal year ending January 31, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant impact on the Registrant's earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total sales for the 1997 first quarter decreased 2.9 percent to $1,768 million compared with $1,820 million for the 1996 first quarter. This decline reflects 550 fewer stores year-over-year and, in part, was attributable to unseasonably cool spring weather. Comparable-store sales decreased 1.4 percent. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased $54 million, or 3.1 percent. Total Specialty segment sales increased 6.5 percent in the first quarter and comparable-store sales increased 1.5 percent. General Merchandise segment sales decreased 10.3 percent for the first quarter of 1997, compared with the first quarter of 1996. Comparable-store sales in the General Merchandise segment decreased 6.0 percent during the period. Excluding the impact of foreign currency fluctuations, sales decreased by 2.9 percent, as compared with the first quarter of 1996.

         First quarter operating profit (before corporate expense, interest expense and income taxes) of $33 million improved as compared with break-even results in the first quarter of 1996. This improvement stemmed directly from the continuing implementation of the Registrant's strategic plan. Selling, general and administrative expenses declined by $33 million compared with the first quarter of 1996 which reflected the cost reduction initiatives undertaken.

         The Registrant reported net income of $1 million, or $0.01 per share, for the first quarter of 1997, compared with a net loss of $22 million, or $0.17 per share, in the corresponding year-earlier period.

         As of April 26, 1997, the Registrant operated a total of 7,558 stores consisting of 6,556 Specialty stores and 1,002 General Merchandise stores. This compares to 8,108 stores consisting of 7,091 Specialty stores and 1,017 General Merchandise stores operated at April 27, 1996.

         The net gain on the divestiture of non-strategic real estate totaled $4 million in the first quarter of 1997. This primarily related to the sale of a vacant distribution center.

SALES

The following table summarizes sales by segment and by geographic area:

                                 Thirteen weeks ended
(in millions)                    April 26,     April 27,
                                  1997          1996
                                  ----          ----
By segment:
Specialty:
      Athletic Group             $  907        $  838
      Specialty Footwear            121           122
      Northern Group                 74            66
      Other Specialty                72            76
                                 ------        ------
Specialty total                   1,174         1,102
                                 ------        ------

General Merchandise:
      Germany                       326           370
      United States                 224           244
      Other                          42            46
                                 ------        ------
General Merchandise total           592           660
                                 ------        ------

Disposed operations                   2            58
                                 ------        ------
                                 $1,768        $1,820
                                 ======        ======
By geographic area:
      Domestic                   $1,208        $1,164
      International                 558           598
      Disposed operations             2            58
                                 ------        ------
                                 $1,768        $1,820
                                 ======        ======

Specialty Segment

         Athletic footwear and apparel division sales increased by 8.2 percent as compared with the prior year period. This was primarily due to the opening of 108 stores domestically and sales from Eastbay, Inc. ("Eastbay"), a first quarter acquisition. Comparable-store sales increased by 1.6 percent. Northern Group sales increased by 12.1 percent which was attributable to a combination of store openings in the Northern Reflections U.S. format and the Canadian children's apparel store, Northern Getaway. Comparable-store sales increased by
5.8 percent.

         Specialty Footwear sales were level with the prior-year period, however, comparable-store sales increased by 1.8 percent. Sales declines in the Kinney format were offset by increases at Footquarters and the Registrant's

Australian formats. Other Specialty sales, adjusted for dispositions, decreased by 5.3 percent while comparable-store sales declined by 3.3 percent. This decline in Other Specialty sales was mainly due to the closure of 74 under-performing stores related to ongoing formats.

General Merchandise

         German general merchandise first quarter sales decreased by 11.9 percent. However, excluding the impact of foreign currency fluctuations, sales increased 1.2 percent.

         United States general merchandise sales decreased by $20 million or
8.2 percent. Comparable-store sales declined by 7.9 percent. The decline in sales was primarily attributable to both the discontinuance of certain unprofitable merchandise categories and unseasonably cool weather.

         A slight decline in sales was experienced by both the Mexican and Canadian operations. Sales in this group fell by $4 million, or 8.7 percent, and comparable-store sales declined by 3.4 percent. Excluding the favorable impact of foreign currency fluctuations, sales declined by 7.3 percent. This decline was primarily attributable to store closures and elimination of low-margin merchandise categories.

OPERATING RESULTS

Operating results (before corporate expense, interest expense, and income taxes) are as follows:

                                             Thirteen weeks ended
(in millions)                               April 26,     April 27,
                                              1997         1996
                                              ----         ----
By Segment:
      Specialty                               $ 57         $ 40
      General Merchandise                      (26)         (21)
      Disposed operations                       (2)         (19)
      Net gain on sales of real estate           4           --
                                              ----         ----
                                              $ 33         $ --
                                              ====         ====

By geographic area:
      Domestic                                $ 42         $ 42
      International                            (11)         (23)
      Disposed operations                       (2)         (19)
      Net gain on sales of real estate           4           --
                                              ----         ----
                                              $ 33         $ --
                                              ====         ====

Specialty Segment

         Specialty operating profits improved by $17 million over the 1996 first quarter. This was primarily due to higher sales and significant gross margin increases achieved by the Athletic Group as well as a positive earnings contribution from Eastbay.

         Within the Specialty Footwear group, significant inventory clearances of aged merchandise in the Kinney format contributed an additional $8 million of losses in the first quarter as compared with the prior year. The Northern

Group, which historically had an operating loss in the first quarter, reduced its operating loss by 8.5 percent through higher margins and expense reductions.

General Merchandise

         The General Merchandise Segment's operating loss increased by $5 million as compared with the first quarter of 1996. This decline was primarily attributable to declines in the United States general merchandise group offset by improvements in Germany. Germany has significantly reduced expenses by operating with a more flexible, smaller workforce. The benefits from this new structure helped lower losses from $7 million to less than $1 million.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $107 million for the thirteen weeks ended April 26, 1997, compared with $128 million in the comparable prior-year period. The decrease in cash utilization during the 1997 first quarter compared with 1996 was primarily due to improved operating results and better inventory management.

         Net cash used in investing activities amounted to $153 million for the thirteen weeks ended April 26, 1997, compared with cash used in investing activities of $9 million during the corresponding period in 1996. The increase in cash used for investing was due to the January 30, 1997 cash acquisition of Eastbay by the Registrant in a transaction accounted for as a purchase. Under the purchase agreement, stockholders of Eastbay received cash in amounts between $22 and $24 for their shares. The total acquisition cost was $140 million with an additional $6 million contingently payable. Capital expenditures increased by $9 million as compared to the prior-year first quarter; approximately $285 million of capital expenditures are planned for the 1997 fiscal year as compared with $134 million in 1996.

         Inventories decreased $111 million to $1,386 million as of April 26, 1997, from $1,497 million as of April 27, 1996. The decrease from the first quarter of 1996 reflects the Registrant's merchandise improvement efforts as well as the divestiture of the Rx Place Drug Mart and Accessory Lady chains and the sale of Silk & Satin, Lady Plus, Rubin and Moderna chains. The $117 million increase in inventory levels from January 25, 1997 is a normal seasonal increase, as inventory levels are at their lowest in the fourth quarter.

         Accounts payable at April 26, 1997 increased by $29 million as compared with the first quarter 1996 and increased by $67 million to $401 million as compared with the year-end level. The increase from January 25, 1997 coincides with the increase in inventory.

         Short-term debt decreased $247 million as compared with the level at April 27, 1996 due to repayment using cash generated from operations and did not change from the year-end level.

         The $1.5 billion credit agreement which was negotiated in 1995 included a $1.0 billion three-year facility and an additional $500 million facility for the first year of the agreement. At the Registrant's election, in February 1997, the $1.0 billion facility was reduced to $500 million and the terms were modified. The new five-year agreement will expire in April 2002.

         Interest expense for the thirteen weeks ended April 26, 1997, decreased $6 million over the comparable 1996 period. This was attributable to the reduction in total debt levels of $291 million as compared with the prior-year period.

         Shareholders' equity at April 26, 1997 increased $91 million from the level at April 27, 1996. This change was attributable to the Registrant's improved results, offset by foreign currency translation.


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

         (b)  Reports on Form 8-K

         The Registrant filed a Form 8-K dated April 9, 1997 (date of earliest event reported), which announced that Andrew P. Hines resigned as Senior Vice President and Chief Financial Officer of the Registrant effective April 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WOOLWORTH CORPORATION
                                           (Registrant)





Date: June 6, 1997                         /s/ Bruce L. Hartman
      ------------                         --------------------
                                           BRUCE L. HARTMAN
                                           Vice President and Controller
                                           (Principal Accounting Officer)

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

         5                        *

         8                        *

         9                        *

         10 Employment Agreement with Dale W. Hilpert dated April 30, 1997.

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

         99                       Independent Accountants' Review Report.

  *  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.
-----------
     10                           Employment Agreement with Dale W. Hilpert.

     11                           Computation of Net Income (Loss) Per Common Share.

     12                           Computation of Ratio of Earnings to Fixed Charges.

     15                           Letter re:  Unaudited Interim Financial Statements.

     27                           Financial Data Schedule.

     99                           Independent Accountants' Review Report.