Form 10-Q
period 1997-07-26
WOOLWORTH CORPORATION
filed 1997-09-04
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended July 26, 1997


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

Number of shares of Common Stock outstanding at August 29, 1997:134,914,082

                              WOOLWORTH CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets                     3

                   Condensed Consolidated Statements
                   of Operations                                             4

                   Condensed Consolidated Statements
                   of Retained Earnings                                      5

                   Condensed Consolidated Statements
                   of Cash Flows                                             6

                   Notes to Condensed Consolidated
                   Financial Statements                                    7-9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9-13



Part II.  Other Information

          Item 1.  Legal Proceedings                                        13

          Item 4.  Submission of Matters to a Vote of Security Holders   13-14

          Item 6.  Exhibits and Reports on Form 8-K                         14

                   Signature                                                15

                   Index to Exhibits                                     16-18

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                             July 26,            July 27,          January 25,
                                                              1997                1996                1997
                                                              ----                ----                ----
                                                           (Unaudited)         (Unaudited)          (Audited)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                    $    69             $    97             $   328
Merchandise inventories                                        1,216               1,259               1,066
Net assets of discontinued operations                            209                 268                 236
Other current assets                                             174                 205                 202
                                                             -------             -------             -------
                                                               1,668               1,829               1,832
Property and equipment, net                                      903               1,032                 983
Deferred charges and other assets                                737                 592                 524
                                                             -------             -------             -------
                                                             $ 3,308             $ 3,453             $ 3,339
                                                             =======             =======             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt                                              $    38             $   137             $  --
Accounts payable                                                 352                 360                 286
Accrued liabilities                                              526                 350                 427
Current portion of long-term debt and obligations
  under capital leases                                            14                  17                  15
                                                             -------             -------             -------
                                                                 930                 864                 728
Long-term debt and obligations
  under capital leases                                           568                 605                 575
Deferred taxes and other liabilities                             721                 779                 702
Shareholders' Equity:
  Preferred stock                                               --                  --                  --
  Common stock and paid-in capital                               311                 297                 299
  Retained earnings                                              870                 891               1,050
  Foreign currency translation adjustment                        (55)                 52                  22
  Minimum pension liability adjustment                           (37)                (35)                (37)
                                                             -------             -------             -------
    Total shareholders' equity                                 1,089               1,205               1,334
Commitments
                                                             -------             -------             -------
                                                             $ 3,308             $ 3,453             $ 3,339
                                                             =======             =======             =======

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                Thirteen weeks ended                    Twenty-six weeks ended
                                                             ----------------------------            ----------------------------
                                                             July 26,            July 27,            July 26,            July 27,
                                                              1997                1996                1997                1996
                                                              ----                ----                ----                ----

Sales                                                        $ 1,500             $ 1,607             $ 3,039             $ 3,177

Cost and Expenses:
Cost of sales                                                  1,037               1,095               2,111               2,214
Selling, general and administrative expenses                     370                 416                 758                 831
Depreciation and amortization                                     43                  44                  84                  89
Interest expense                                                  11                  15                  22                  32
Other income                                                      (2)                 (6)                 (6)                 (7)
                                                             -------             -------             -------             -------
                                                               1,459               1,564               2,969               3,159
                                                             -------             -------             -------             -------

Income from continuing operations
     before income taxes                                          41                  43                  70                  18
Income tax expense                                                15                  17                  27                   7
                                                             -------             -------             -------             -------
Income from continuing operations                                 26                  26                  43                  11

Loss from discontinued operations, net of income
     taxes of $8, $2, $19 and $7, respectively                   (12)                 (4)                (28)                (11)

Loss on disposal of discontinued operations,
     net of income taxes of $115                                (195)               --                  (195)               --

Net income (loss)                                            $  (181)            $    22             $  (180)            $  --
                                                             =======             =======             =======             =======

Per common share:
Income from continuing operations                            $  0.19             $  0.19             $  0.32             $  0.08
Loss from discontinued operations                            $ (1.54)            $ (0.02)            $ (1.66)            $ (0.08)
                                                             -------             -------             -------             -------
Net income (loss)                                            $ (1.35)            $  0.17             $ (1.34)            $  --
                                                             =======             =======             =======             =======

Weighted-average common shares outstanding                     134.5               133.3               134.3               133.2

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                  (in millions)

                                                                                   Twenty-six weeks ended
                                                                                   ----------------------
                                                                                 July 26,            July 27,
                                                                                  1997                1996
                                                                                  ----                ----


Retained earnings at beginning of year                                           $ 1,050             $   891
Net income (loss)                                                                   (180)               --
Cash dividends declared:
  Preferred stock (1996 - $1.10 per share)                                          --                  --
                                                                                 -------             -------

Retained earnings at end of interim period                                       $   870             $   891
                                                                                 =======             =======


See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                   Twenty-six weeks ended
                                                                                 ----------------------------
                                                                                 July 26,            July 27,
                                                                                  1997                1996
                                                                                  ----                ----
From Operating Activities:
   Net income (loss)                                                             $  (180)            $  --
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Non-cash charge for discontinued operations                                   310                --
       Discontinued operations activities                                            (11)               --
       Depreciation and amortization                                                  84                  92
       Net gain on sales of real estate                                               (4)                (13)
       Deferred income taxes                                                        (138)                (16)
   Change in assets and liabilities, net of acquisition:
       Merchandise inventories                                                      (153)                (91)
       Accounts payable                                                               63                 121
       Change in net assets of discontinued operations                                27                  44
       Other, net                                                                   (111)               (121)
                                                                                 -------             -------
   Net cash provided by (used in) operating activities                              (113)                 16
                                                                                 -------             -------

From Investing Activities:
   Proceeds from sales of real estate                                                 19                  21
   Capital expenditures                                                              (56)                (36)
   Payments for business acquired, net of cash acquired                             (140)               --
   Proceeds from sales of assets and investments                                    --                    19
                                                                                 -------             -------
     Net cash provided by (used in) investing activities                            (177)                  4
                                                                                 -------             -------

From Financing Activities:
   Increase in short-term debt                                                        38                  69
   Reduction in long-term debt and capital lease obligations                          (1)                 (9)
   Issuance of common stock                                                           11                   6
   Dividends paid                                                                   --                  --
                                                                                 -------             -------
     Net cash provided by financing activities                                        48                  66
                                                                                 -------             -------

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents                                                      (17)                 (3)
                                                                                 -------             -------

Net change in Cash and Cash Equivalents                                             (259)                 83
Cash and Cash Equivalents at beginning of year                                       328                  14
                                                                                 -------             -------
Cash and Cash Equivalents at end of interim period                               $    69             $    97
                                                                                 =======             =======

Cash paid during the period:
   Interest                                                                      $    22             $    32
   Income taxes                                                                  $    46             $     9


See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the twenty-six weeks ended July 26, 1997 are not necessarily indicative of the results expected for the year.

Discontinued Operations

         On July 17, 1997, the Registrant announced that it is exiting its domestic Woolworth general merchandise business. The Registrant expects to convert approximately 100 of its prime locations to Foot Locker, Champs Sports, and other athletic or specialty formats. The Registrant expects to close its remaining stores as well as the division's distribution center in Denver, Pennsylvania by November 1997.

         The results of operations for all periods presented for this business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. Sales from discontinued operations for the second quarters of 1997 and 1996 were $198 million and $249 million, respectively. Sales from discontinued operations for the year-to-date periods ended July 26, 1997 and July 27, 1996 were $427 million and $499 million, respectively.

         The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been restated for discontinued operations. The following is a summary of the net assets of discontinued operations:

                                         July 26,     July 27,     Jan. 25,
                                           1997         1996         1997
                                           ----         ----         ----
Assets                                     $358         $400         $373
Liabilities                                 149          132          137
                                           ----         ----         ----
Net assets of discontinued operations      $209         $268         $236
                                           ====         ====         ====

         The assets consist primarily of inventory and fixed assets. Liabilities consist primarily of amounts due to vendors.

         Disposition activity related to the discontinued operations reserve for the period of July 17, 1997 to July 26, 1997 was a reduction of the reserve of approximately $11 million.

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

         On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's common stock or options on the Registrant's common stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties. On March 13, 1997, the parties' representatives engaged in a mediation proceeding with a view toward settling the issues in dispute. On June 23, 1997, a proposed settlement of the class action was reached by the parties that provides for the payment to the class of $20 million. The settlement is subject to final approval of the court which has scheduled a settlement hearing for September 29, 1997. The amount of the settlement, net of amounts to be paid by insurance carriers under relevant insurance policies, has been reserved by the Registrant. In the opinion of management, the settlement, if approved by the court, would not have a material adverse effect on the financial position or results of operations of the Registrant.

         Five separate state-court derivative actions filed in April 1994 were consolidated under the caption In re Woolworth Corporation Derivative Litigation and are now pending in the Supreme Court of the State of New York, County of New York. Plaintiffs served a Consolidated Complaint on behalf of the plaintiffs in these five actions together with the plaintiff in the former federal derivative action Sternberg v. Woolworth Corp., which has been dismissed. Defendants moved to dismiss the Consolidated Complaint, and on April 27, 1995, the court granted defendants' motion, with leave to the plaintiffs to replead. On June 7, 1995, plaintiffs served a Consolidated Amended Derivative Complaint. On June 27, 1995, defendants moved to dismiss the Consolidated Amended Derivative Complaint with prejudice. On April 10, 1996, the court granted defendants' motion with prejudice. Plaintiffs filed a notice of appeal from the dismissal to the Appellate Division, First Department. On June 5, 1997, the court affirmed the dismissal of this action. Plantiffs' time to appeal the dismissal has expired and there have been no further proceedings. There is one federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum v. Sells et al. There have been no material developments in this action. In the opinion of management, the results of this action would not have a material adverse effect on the financial position or results of operations of the Registrant.

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

The information in this section on Legal Proceedings is current as of September 4, 1997.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997 and therefore, effective for the Registrant for the fiscal year ending January 31, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant impact on the Registrant's earnings per share.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997 and therefore, effective for the Registrant for the fiscal year beginning February 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. A revised presentation of information on the income statement is required for comparative purposes.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements  issued  for fiscal  years  beginning  after  December  15,  1997 and therefore, effective for the Registrant for the fiscal year beginning February 1, 1998. SFAS No. 131 supersedes previously established standards for reporting operating segments in the financial statements and requires disclosures regarding selected information about operating segments in interim financial reports.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed more fully in the footnotes to the Condensed Consolidated Financial Statements, the Registrant announced that it is exiting its domestic Woolworth general merchandise business. Accordingly, the results of operations for all periods presented for this business have been classified as discontinued operations and all financial statements have been restated.

         Total sales for the 1997 second quarter decreased 6.7 percent to $1,500 million compared with $1,607 million for the 1996 second quarter principally due to 423 fewer stores. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales remained level for the quarter. Comparable-store sales decreased 2.5 percent. Total Specialty segment sales increased 1.8 percent in the second quarter and comparable-store sales decreased
1.5 percent. International General Merchandise segment sales decreased 17.4 percent for the second quarter of 1997 as compared with the second quarter of 1996. Comparable-store sales in the International General Merchandise segment decreased 5.3 percent during the period. Excluding the impact of foreign currency fluctuations, sales decreased by 6.6 percent, as compared with the second quarter of 1996.

         Year-to-date 1997 sales decreased 4.3 percent to $3,039 million as compared with $3,177 million for 1996. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased 2.5 percent as compared with 1996. Comparable-store sales decreased 1.4 percent as compared with corresponding year-earlier period.

         Second quarter operating profit from continuing operations (before corporate expense, interest expense and income taxes) of $74 million improved as compared with $72 million in the second quarter of 1996. This improvement relates to the disposition of unprofitable formats and reduced selling, general and administrative expenses, ("SG&A") partially offset by an increase in cost of sales. The improvement in SG&A of $46 million and $73 million for the thirteen and twenty-six weeks ended July 26, 1997, respectively, as compared with the corresponding prior year periods reflects management's continuing effort to implement cost reduction initiatives. Cost of sales as a percentage of sales increased as a result of inventory markdowns taken to keep inventory current.

         The Registrant reported income from continuing operations for the thirteen weeks ended July 26, 1997 of $26 million, or $0.19 per share, unchanged from the restated year-earlier period. For the twenty-six weeks ended July 26, 1997 income from continuing operations was $43 million, an increase of $32 million from the restated prior year period. The Registrant reported a net loss for the quarter of $181 million or $1.35 per share, which includes an after-tax charge of $207 million or $1.54 per share for discontinued operations. This compares to net income of $22 million, or $0.17 per share for the corresponding year-earlier period. The Registrant reported a net loss of $180 million, or $1.34 per share, for the twenty-six weeks ended July 26, 1997 compared with break-even results for the corresponding year-earlier period.

         As of July 26, 1997, the Registrant operated a total of 7,117 stores consisting of 6,555 Specialty stores and 562 International General Merchandise stores. This compares to 7,540 stores, excluding discontinued operations, consisting of 6,933 Specialty stores and 607 International General Merchandise stores operated at July 27, 1996.

SALES

The following table summarizes sales for continuing operations by segment and by geographic area:

                                                                Thirteen weeks ended                    Twenty-six weeks ended
                                                             ----------------------------            ----------------------------
(in millions)                                                July 26,            July 27,            July 26,            July 27,
                                                              1997                1996                1997                1996
                                                              ----                ----                ----                ----
By segment:
Specialty:
     Athletic Group                                          $   859             $   838             $ 1,766             $ 1,676
     Northern Group                                               86                  79                 160                 145
     Specialty Footwear                                          129                 132                 250                 254
     Other Specialty                                              85                  89                 161                 168
                                                             -------             -------             -------             -------
Specialty total                                                1,159               1,138               2,337               2,243
                                                             -------             -------             -------             -------

International General Merchandise:
     Germany                                                     305                 369                 631                 739
     Other                                                        36                  44                  69                  81
                                                             -------             -------             -------             -------
International General Merchandise total                          341                 413                 700                 820
                                                             -------             -------             -------             -------

Disposed operations                                             --                    56                   2                 114
                                                             -------             -------             -------             -------
                                                             $ 1,500             $ 1,607             $ 3,039             $ 3,177
                                                             =======             =======             =======             =======
By geographic area:
     Domestic                                                $   940             $   912             $ 1,928             $ 1,835
     International                                               560                 639               1,109               1,228
     Disposed operations                                        --                    56                   2                 114
                                                             -------             -------             -------             -------
                                                             $ 1,500             $ 1,607             $ 3,039             $ 3,177
                                                             =======             =======             =======             =======

Specialty

         Athletic Group sales increased by 2.5 percent and 5.4 percent for the second quarter and year-to-date periods, respectively. These increases were primarily due to 145 store openings as well as sales from the first quarter acquisition of Eastbay, Inc. ("Eastbay"). Comparable-store sales decreased by
2.6 percent for the second quarter and remained level for the year-to-date period. Northern Group sales increased by 8.9 percent and 10.3 percent for the second quarter and year-to-date periods, respectively. Comparable-store sales increased for both the quarter and the year-to-date periods by 4.6 percent and
5.1 percent, respectively. Store openings in Northern Reflections, a women's casual sportswear store, and Northern Getaway, a children's apparel store also contributed to the sales increase.

         The 2.3 percent decline in Specialty Footwear's second quarter sales, which resulted from closing 115 stores, was offset by a comparable-store sales increase of 2.0 percent. Sales declines in the Kinney format, particularly in Canada, were mitigated by favorable comparable-store sales increases achieved by store formats in Australia. For the year-to-date period, Specialty Footwear sales decreased by 1.6 percent, while comparable-store sales increased 1.9 percent. Other Specialty sales, adjusted for dispositions, decreased by 4.5 percent and 4.2 percent for the quarter and year-to-date periods, respectively. Comparable-store sales declined by 0.9 percent and 1.7 percent, respectively. The decline in Other Specialty sales were mainly due to the closure of 98 under-performing stores related to ongoing formats.

International General Merchandise

         German general merchandise sales decreased by 17.3 percent and 14.6 percent for the second quarter and year-to-date periods, respectively. Excluding the impact of foreign currency fluctuations, sales decreased 5.2 percent and 2.2 percent for the second quarter and year-to-date periods, respectively. Comparable-store sales decreased by 4.5 percent and 4.8 percent for the second quarter and year-to-date periods, respectively.

OPERATING RESULTS

Operating results from continuing operations (before corporate expense, interest expense, and income taxes) are as follows:

                                                                Thirteen weeks ended                    Twenty-six weeks ended
                                                             ----------------------------            ----------------------------
(in millions)                                                July 26,            July 27,            July 26,            July 27,
                                                              1997                1996                1997                1996
                                                              ----                ----                ----                ----
By Segment:
     Specialty                                               $    83             $    96             $   141             $   135
     International General Merchandise                            (9)                (18)                (12)                (30)
     Net gain on sales of real estate                           --                     6                   4                   6
     Disposed operations                                        --                   (12)                 (2)                (31)
                                                             -------             -------             -------             -------
                                                             $    74             $    72             $   131             $    80
                                                             =======             =======             =======             =======

By geographic area:
     Domestic                                                $    74             $    81             $   141             $   132
     International                                              --                    (3)                (12)                (27)
     Net gain on sales of real estate                           --                     6                   4                   6
     Disposed operations                                        --                   (12)                 (2)                (31)
                                                             -------             -------             -------             -------
                                                             $    74             $    72             $   131             $    80
                                                             =======             =======             =======             =======

Specialty

         Specialty segment's operating profit decreased by $13 million, or 13.5 percent as compared with the 1996 second quarter. The decrease was primarily due to changes in merchandise mix and increased markdowns within the Athletic Group. A shift in consumer preferences has contributed to the decisions to take those markdowns and to reposition the Registrant's merchandise assortment for the fourth quarter. Year-to-date operating profits increased $6 million or 4.4 percent as compared with the corresponding period of 1996, which is primarily due to sales and gross margin increases achieved by the Athletic Group in the first quarter of 1997.

         The Specialty Footwear segment improved operating results through continuing expense reduction initiatives. The Northern Group improved operating results, predominately through increased sales and higher margins.

International General Merchandise

         The International General Merchandise segment's operating loss improved by $9 million and $18 million for the quarter and year-to-date periods as compared with the second quarter and year-to-date periods of 1996, respectively. The Registrant's German operations have significantly lowered its operating loss through reduced expenses by operating with a more flexible, smaller workforce.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $113 million for the twenty-six weeks ended July 26, 1997, as compared with cash provided of $16 million in the comparable prior-year period. The increase in cash used resulted from the timing of inventory purchases. The Condensed Consolidated Statements of Cash Flows have been restated for discontinued operations for the prior period.

         Net cash used in investing activities amounted to $177 million for the twenty-six weeks ended July 26, 1997, as compared with cash provided of $4 million during the corresponding period in 1996. The increase in cash used for investing was due to the January 30, 1997 cash acquisition of Eastbay and increased new store development spending for existing formats. Capital expenditures increased by $20 million as compared to the prior-year second quarter; approximately $285 million of capital expenditures are planned for the 1997 fiscal year as compared with $134 million in 1996.

         Inventories decreased $43 million to $1,216 million as of July 26, 1997, from a restated $1,259 million as of July 27, 1996. The decrease from the second quarter of 1996 reflects the Registrant's merchandise improvement efforts as well as the sale of Silk & Satin, Lady Plus, Rubin and Moderna chains. The $150 million increase in inventory levels from January 25, 1997 is a seasonal increase, as inventory levels are at their lowest in the fourth quarter.

         Accounts payable at July 26, 1997 decreased by $8 million as compared with the 1996 second quarter and increased by $66 million to $352 million as compared with the year-end level. The increase from January 25, 1997 coincides with the seasonal increase in inventory.

         Short-term debt decreased $99 million as compared with July 27, 1996 due to repayment using cash generated from operations. Short-term debt increased by $38 million from the year-end level attributable to the financing of seasonal working capital needs.

         Interest expense for the thirteen weeks ended July 26, 1997, decreased $4 million over the comparable 1996 period. Interest expense for the year-to-date period decreased $10 million. These declines were attributable to the reduction in total debt levels of $139 million as well as lower financing costs resulting from renegotiation of the Registrant's credit agreement.

         Shareholders' equity at July 26, 1997 decreased $245 million from the level at January 25, 1997. This decrease was primarily attributable to the after-tax charge for discontinued operations of $195 million and changes in foreign currency exchange rates.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on page 8 of
Part I, Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Registrant's annual meeting of shareholders was held on June 12, 1997, in New York, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 1997 Annual Meeting and Proxy Statement, both dated May 5, 1997.

         (b) Each of Jarobin Gilbert Jr., Margaret P. MacKimm and John J. Mackowski were elected as a director in Class III for a three-year term ending at the annual meeting of shareholders of the Registrant in 2000. All of such individuals previously served as directors of the Registrant. J. Carter Bacot, Purdy Crawford, Roger N. Farah, Philip H. Geier Jr., Dale W. Hilpert, James E. Preston and Christopher A. Sinclair, having previously been elected directors of the Registrant for terms continuing beyond the 1997 annual meeting of shareholders, continue in office as directors. Helen Galland retired as a director at the 1997 annual meeting of shareholders, having reached the mandatory retirement age for directors.

         (c) The matters voted upon and the results of the voting were as follows:

(1)      Election of Directors:
                                                               Abstentions and
Name                       Votes For       Votes Withheld      Broker Non-Votes
---------------------    -------------     --------------      ----------------
Jarobin Gilbert Jr.       109,756,782         2,357,330               0
Margaret P. MacKimm       109,788,879         2,325,233               0
John J. Mackowski         109,759,371         2,354,741               0

(2)      Amendments to the Certificate of Incorporation and By-laws:

Votes For                Votes Against       Abstentions     Broker Non-Votes
---------------------    -------------     --------------    ----------------
110,678,945                   880,980           554,187               0

(3) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year beginning January 26, 1997:

Votes For                Votes Against       Abstentions     Broker Non-Votes
---------------------    -------------     --------------    ----------------
111,585,116                   209,116           319,880               0

(4)      Shareholder Proposal on reinstatement of the dividend:

Votes For                Votes Against       Abstentions     Broker Non-Votes
---------------------    -------------     --------------    ----------------
13,000,515                 85,662,822           975,725       12,475,050


         At the close of business on the record date of April 30, 1997, there were issued and outstanding 134,209,670 shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 112,114,112 shares of Common Stock. Such shares represented 83.54 percent of the total number of shares of such class of stock issued and outstanding on the record date.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 16 through 18. The exhibits which are in this report immediately follow the index.

         (b)  Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated July 17, 1997 (date of earliest event reported) reporting that the Registrant was exiting its domestic Woolworth general merchandise business.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                WOOLWORTH CORPORATION
                                                (Registrant)





Date: September 4, 1997                         /s/ Bruce L. Hartman
                                                --------------------
                                                BRUCE L. HARTMAN
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                              WOOLWORTH CORPORATION
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                               Description
   -----------------                               -----------

         1                                              *
         2                                              *

         3(i)(a) Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989.

         3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989 (b) July 24, 1990 and (c) July 9, 1997.

         3(ii)                     By-laws of the Registrant, as amended.

         4(a) The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to:
                                   (a) Exhibits 3 (i) (a) and 3 (i) (b) to this Form 10-Q.

         4(b) Rights Agreement dated as of April 4, 1988, as amended January 11, 1989, between F.W. Woolworth Co. ("FWW") and Morgan Shareholder Services Trust Company (now, First Chicago Trust Company of New York), as Rights Agent (incorporated herein by reference to (a)
                                   Exhibit 1 to the Registration Statement on Form 8-A filed by FWW with the Securities and Exchange Commission ("SEC") on April 12, 1988 (Registration No. 1-238) and (b) the Form 8 Amendment to such Form 8-A filed by FWW with the SEC on January 13, 1989). The rights and obligations of FWW under said Rights Agreement were assumed by the Registrant pursuant to an Agreement and Plan of Share
                                   Exchange dated as of May 4, 1989, by and between FWW and the Registrant (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4 filed by the Registrant with the SEC on May 9, 1989 (Registration No. 33-28469)).

         4(c) Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit
                                   4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed with the SEC).

         4(d)                      Forms of  Medium-Term  Notes  (Fixed Rate and
                                   Floating Rate).

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

         5                                              *
         8                                              *
         9                                              *

         10 Amendment No. 1 dated as of July 16, 1997 to the Credit Agreement dated April 9, 1997.

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

         99                        Independent Accountants' Review Report.



 --------------------
  *  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.                                    Description
-----------                                    -----------

     3 (i)(a) Certificate of Incorporation of the Registrant, as filed by the Department of State of State of New York on April 7, 1989.

     3 (i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant.

     3 (ii)                  By-laws of the Registrant, as amended.

     10 Amendment No. 1 dated as of July 16, 1997 to the Credit Agreement, dated April 9, 1997.

     11                      Computation of Net Income (Loss) Per Common Share.

     12                      Computation of Ratio of Earnings to Fixed Charges.

     15                      Letter re:  Unaudited Interim Financial Statements.

     27                      Financial Data Schedule.

     99                      Independent Accountants' Review Report.