Form 10-Q
period 1997-10-25
WOOLWORTH CORPORATION
filed 1997-12-08
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended October 25, 1997


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

YES   x      NO
     ---         ---

Number of shares of Common Stock outstanding at December 1, 1997:  134,934,574

                              WOOLWORTH CORPORATION

                                      INDEX



                                                                       Page No.
                                                                       --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets                3

                      Condensed Consolidated Statements
                      of Operations                                        4

                      Condensed Consolidated Statements
                      of Retained Earnings                                 5

                      Condensed Consolidated Statements
                      of Cash Flows                                        6

                      Notes to Condensed Consolidated
                      Financial Statements                               7-9

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     9-13



Part II.  Other Information

          Item 1.     Legal Proceedings                                   13

          Item 6.     Exhibits and Reports on Form 8-K                    13

                      Signature                                           14

                      Index to Exhibits                                15-17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              WOOLWORTH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                           October 25,       October 26,       January 25,
                                                              1997              1996              1997
                                                              ----              ----              ----
                                                           (Unaudited)      (Unaudited)         (Audited)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                    $   49            $   27            $  328
Merchandise inventories                                       1,377             1,373             1,066
Net assets of discontinued operations                          --                 359               236
Other current assets                                            174               233               202
                                                             ------            ------            ------
                                                              1,600             1,992             1,832
Property and equipment, net                                     954               993               983
Deferred charges and other assets                               746               589               524
                                                             ------            ------            ------
                                                              3,300            $3,574            $3,339
                                                             ======            ======            ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt                                              $   26            $  115            $ --
Accounts payable                                                351               369               286
Accrued liabilities                                             424               425               427
Net liabilities of discontinued operations                       49              --                --
Current portion of long-term debt and obligations
  under capital leases                                           15                15                15
                                                             ------            ------            ------
                                                                865               924               728
Long-term debt and obligations
  under capital leases                                          571               591               575
Deferred taxes and other liabilities                            710               776               702
Shareholders' Equity:
  Preferred stock                                              --                --                --
  Common stock and paid-in capital                              315               296               299
  Retained earnings                                             925               960             1,050
  Foreign currency translation adjustment                       (49)               63                22
  Minimum pension liability adjustment                          (37)              (36)              (37)
                                                             ------            ------            ------
    Total shareholders' equity                                1,154             1,283             1,334
Commitments
                                                             $3,300            $3,574            $3,339
                                                             ======            ======            ======

See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                 Thirteen weeks ended                 Thirty-nine weeks ended
                                                             ---------------------------             ---------------------------
                                                             Oct. 25,            Oct. 26,            Oct. 25,            Oct. 26,
                                                              1997                1996                1997                1996
                                                              ----                ----                ----                ----

Sales                                                        $ 1,583             $ 1,790             $ 4,622             $ 4,967

Cost and Expenses:
Cost of sales                                                  1,090               1,199               3,201               3,413
Selling, general and administrative expenses                     367                 423               1,125               1,254
Depreciation and amortization                                     41                  46                 125                 135
Interest expense                                                  10                  13                  32                  45
Other income                                                     (11)                (20)                (17)                (27)
                                                             -------             -------             -------             -------
                                                               1,497               1,661               4,466               4,820
                                                             -------             -------             -------             -------

Income from continuing operations
     before income taxes                                          86                 129                 156                 147
Income tax expense                                                31                  52                  58                  59
                                                             -------             -------             -------             -------
Income from continuing operations                                 55                  77                  98                  88

Loss from discontinued operations, net of income
     taxes of $6, $19 and $13, respectively                     --                    (8)                (28)                (19)

Loss on disposal of discontinued operations,
     net of income taxes of $115                                --                  --                  (195)               --

Net income (loss)                                            $    55             $    69             $  (125)            $    69
                                                             =======             =======             =======             =======

Per common share:
Income from continuing operations                            $  0.41             $  0.58             $  0.73             $  0.66
Loss from discontinued operations                               --                 (0.06)              (1.66)              (0.14)
                                                             -------             -------             -------             -------
Net income (loss)                                            $  0.41             $  0.52             $ (0.93)            $  0.52
                                                             =======             =======             =======             =======

Weighted-average common shares outstanding                     134.9               133.6               134.5               133.3



See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                  (in millions)

                                                              Thirty-nine weeks ended
                                                            Oct. 25,            Oct. 26,
                                                              1997                1996
                                                              ----                ----


Retained earnings at beginning of year                       $ 1,050             $   891
Net income (loss)                                               (125)                 69
Cash dividends declared:
  Preferred stock (1996 - $1.10 per share)                      --                  --
                                                             -------             -------

Retained earnings at end of interim period                   $   925             $   960
                                                             =======             =======





























See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                    Thirty-nine weeks ended
                                                                                   -------------------------
                                                                                   Oct. 25,          Oct. 26,
                                                                                    1997               1996
                                                                                    ----               ----
From Operating Activities:
   Net income (loss)                                                               $(125)            $  69
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
       Non-cash charge for discontinued operations, net of tax                        91              --
       Depreciation and amortization                                                 125               135
       Net gain on sales of real estate                                              (11)              (31)
       Deferred income taxes                                                         (19)               (6)
   Change in assets and liabilities, net of acquisition:
       Merchandise inventories                                                      (306)             (200)
       Accounts payable and accrued expenses                                         (69)              189
       Net assets of discontinued operations                                         288              (155)
       Other, net                                                                    (24)               (9)
                                                                                   -----             -----
   Net cash used in operating activities                                             (50)               (8)
                                                                                   -----             -----

From Investing Activities:
   Proceeds from sales of real estate                                                 22                22
   Capital expenditures                                                             (127)              (63)
   Payments for businesses acquired, net of cash acquired                           (148)             --
   Proceeds from sales of assets and investments                                    --                  25
                                                                                   -----             -----
     Net cash used in investing activities                                          (253)              (16)
                                                                                   -----             -----

From Financing Activities:
   Increase in short-term debt                                                        26                46
   Reduction in long-term debt and capital lease obligations                          (3)              (10)
   Issuance of common stock                                                           16                 6
   Redemption of preferred stock                                                    --                  (1)
   Dividends paid                                                                   --                --
                                                                                   -----             -----
     Net cash provided by financing activities                                        39                41
                                                                                   -----             -----

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents                                                      (15)               (4)
                                                                                   -----             -----

Net change in Cash and Cash Equivalents                                             (279)               13
Cash and Cash Equivalents at beginning of year                                       328                14
                                                                                   -----             -----
Cash and Cash Equivalents at end of interim period                                 $  49             $  27
                                                                                   =====             =====

Cash paid during the period:
   Interest                                                                        $  24             $  35
   Income taxes                                                                    $  58             $  14



See accompanying notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders of Woolworth Corporation (the "Registrant"), portions of which Annual Report are incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997, as filed with the Securities and Exchange Commission (the "SEC"). Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the thirty-nine weeks ended October 25, 1997 are not necessarily indicative of the results expected for the year.

Discontinued Operations

         On July 17, 1997, the Registrant announced that it was exiting its 400 store domestic Woolworth general merchandise business. The Registrant expects to convert approximately 130 of the prime locations to Foot Locker, Champs Sports, and other athletic or specialty formats. The Registrant expects to convert approximately 40 of the stores to Athletic Group formats by January 1998. The remaining domestic Woolworth general merchandise stores as well as the division's distribution center in Denver, Pennsylvania were closed in November 1997.

         The results of operations for all periods presented for the domestic Woolworth general merchandise business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. Sales from discontinued operations for the period ended July 17, 1997 (date of close) were $427 million. Sales for the thirty-nine week period ended October 26, 1996 were $757 million.

         The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been restated for discontinued operations. The following is a summary of the net assets of discontinued operations:

                                                              Oct. 25,          Oct. 26,        Jan. 25,
                                                               1997              1996            1997
                                                               ----              ----            ----
Assets                                                         $ 100             $ 496           $ 373
Liabilities                                                      149               137             137
                                                               -----             -----           -----
Net assets (liabilities) of discontinued operations            $ (49)            $ 359           $ 236
                                                               =====             =====           =====


         The assets consist primarily of inventory and fixed assets. Liabilities consist primarily of amounts due to vendors. During the period from July 17, 1997 through October 25, 1997, proceeds from disposals related to the discontinued operations were $257 million which were primarily from the sale of merchandise inventories.

         In July, 1997, the Registrant recorded a charge to earnings of $310 million before-tax or $195 million after-tax, for the loss on disposal of discontinued operations. Disposition activity related to the discontinued operations reserve for the period ended October 25, 1997 was a reduction of approximately $104 million and the remaining reserve balance at October 25, 1997 was $206 million.

         On December 8, 1997, the Registrant announced the sale of its general merchandise business in Mexico. The impact of this sale is not significant and is included in the reserve for discontinued operations.

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

         On April 29, 1994, United States Senior District Judge Richard Owen entered an order consolidating 25 actions, purportedly brought as class actions, commenced against the Registrant and certain officers and directors of the Registrant in the United States District Court for the Southern District of New York, under the caption In re Woolworth Corporation Securities Class Action Litigation. Plaintiffs served an Amended and Consolidated Class Action Complaint, to which the defendants responded. On February 17, 1995, Judge Owen entered an order for certification of the action as a class action on behalf of all persons who purchased the Registrant's common stock or options on the Registrant's common stock from May 12, 1993 to March 29, 1994 inclusive, pursuant to a stipulation among the parties. On March 13, 1997, the parties' representatives engaged in a mediation proceeding with a view toward settling the issues in dispute. On June 23, 1997, a proposed settlement of the class action was reached by the parties that provides for the payment to the class of $20 million. On October 6, 1997, the court entered final judgment approving the settlement of the class action and dismissing the class action with prejudice. The amount of the settlement, net of amounts to be paid by insurance carriers under relevant insurance policies, had been reserved by the Registrant. In the opinion of management, the settlement will not have a material adverse effect on the financial position or results of operations of the Registrant.

         There is one federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum
v. Sells et al. On December 2, 1997, the parties submitted to the court a proposed Stipulation and Order of Dismissal which, if approved by the court will dismiss the action with prejudice.

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

The information in this section on Legal Proceedings is current as of December 8, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed in the Notes to Condensed Consolidated Financial Statements, the Registrant announced that it was exiting its domestic Woolworth general merchandise business. Accordingly, the results of operations for all periods presented for this business have been classified as discontinued operations and all financial statements have been restated.

         Total sales for the 1997 third quarter decreased 11.6 percent to $1,583 million as compared with $1,790 million for the 1996 third quarter reflecting, in part, 270 fewer stores. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased 5.5 percent for the quarter. Comparable-store sales decreased 7.6 percent. Total Specialty segment sales decreased 4.1 percent in the third quarter and comparable-store sales decreased
7.8 percent. International General Merchandise segment sales decreased 23.3 percent for the third quarter of 1997 as compared with the third quarter of 1996. Comparable-store sales in the International General Merchandise segment decreased 7.1 percent during the period. Excluding the impact of foreign currency fluctuations, International General Merchandise sales decreased by 12.0 percent, as compared with the third quarter of 1996.

         Year-to-date 1997 sales decreased 6.9 percent to $4,622 million as compared with $4,967 million for 1996. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales remained level in comparison with the prior year period. Comparable-store sales decreased 3.6 percent as compared with the corresponding year-earlier period.

         Third quarter operating profit from continuing operations (before corporate expense, interest expense and income taxes) declined to $104 million as compared with $152 million in the third quarter of 1996. This decline is primarily a result of lower sales and an increase in markdowns, partially offset by a decrease in selling, general and administrative expenses ("SG&A"). SG&A expenses decreased $56 million and $129 million for the thirteen and thirty-nine weeks ended October 25, 1997, respectively, as compared with the corresponding prior year periods. This improvement reflects management's continuing effort to implement cost reduction initiatives. Prior year SG&A expenses included a charge for early retirement and severance programs in Germany of $21 million and $31 million for the thirteen and thirty-nine weeks ended October 26, 1996, respectively.

         The net gain on the divestiture of non-strategic real estate in the third quarter periods ended October 25, 1997 and October 26, 1996 totaled $7 million and $18 million, respectively. These gains primarily related to the sale of real estate located in Germany.

         The Registrant reported income from continuing operations for the thirteen weeks ended October 25, 1997 of $55 million, or $0.41 per share, compared with $77 million, or $0.58 per share, in the restated year-earlier period. For the thirty-nine weeks ended October 25, 1997 income from continuing operations was $98 million, an increase of $10 million from the restated prior year period. For the year-to-date period ended October 25, 1997 the Registrant reported a net loss of $125 million, or $0.93 per share, which includes an after-tax charge of $223 million, or $1.66 per share for discontinued operations. This compares with net income of $69 million, or $0.52 per share for the corresponding prior year period.

         As of October 25, 1997, the Registrant operated a total of 7,169 stores consisting of 6,611 Specialty stores and 558 International General Merchandise stores. This compares with 7,439 stores, excluding discontinued operations, consisting of 6,863 Specialty stores and 576 International General Merchandise stores operated at October 26, 1996.

SALES

The following table summarizes sales for continuing operations by segment and geographic area:

                                                     Thirteen weeks ended              Thirty-nine weeks ended
                                                  --------------------------          --------------------------
(in millions)                                     Oct. 25,          Oct. 26,          Oct. 25,          Oct. 26,
                                                    1997              1996              1997              1996
                                                    ----              ----              ----              ----
By segment:
Specialty:
     Athletic Group                                $  907            $  951            $2,670            $2,624
     Northern Group                                   110               110               270               255
     Specialty Footwear                               139               149               389               403
     Other Specialty                                   87                86               248               254
                                                   ------            ------            ------            ------
Specialty total                                     1,243             1,296             3,577             3,536
                                                   ------            ------            ------            ------

International General Merchandise:
     Germany                                          301               399               932             1,138
     Other                                             39                44               108               125
                                                   ------            ------            ------            ------
International General Merchandise total               340               443             1,040             1,263
                                                   ------            ------            ------            ------

Disposed operations                                  --                  51                 5               168
                                                   ------            ------            ------            ------
                                                   $1,583            $1,790            $4,622            $4,967
                                                   ======            ======            ======            ======

By geographic area:
     Domestic                                      $1,002            $1,039            $2,930            $2,874
     International                                    581               700             1,687             1,925
     Disposed operations                             --                  51                 5               168
                                                   ------            ------            ------            ------
                                                   $1,583            $1,790            $4,622            $4,967
                                                   ======            ======            ======            ======

Specialty

         Athletic Group third quarter sales decreased 4.6 percent as compared with the third quarter of 1996, while decreasing 9.9 percent on a comparable-store basis. Year-to-date Athletic Group sales increased by 1.8 percent, primarily due to sales from new stores, and decreased 3.9 percent on a comparable-store basis, as compared with the corresponding prior year period. The reduction in the 1997 third quarter Athletic Group sales was due to soft athletic shoe sales, particularly in the cross-training and basketball categories, as compared with the corresponding prior year period which had strong cross-training and basketball shoe sales and licensed product sales associated with the Olympics. Northern Group sales remained level for the third quarter and increased 5.9 percent for the year-to-date period. Comparable-store sales decreased by 2.7 percent for the third quarter and increased by 1.8 percent for the year-to-date period. Sales from new store openings in the Northern Group contributed to the sales increase.

         Specialty Footwear's third quarter sales decreased 6.7 percent, and by
2.3 percent on a comparable-store basis, as compared with the corresponding prior year period. The decrease is primarily due to a sales decline from Kinney shoes, particularly in Canada. Specialty Footwear's 3.5 percent decline for the year-to-date period resulted from 305 fewer stores, while comparable-store sales for the same period remained relatively level with the corresponding prior year period. Other Specialty third quarter sales and comparable-store sales, adjusted for 1996 dispositions, remained level as compared to the corresponding prior year period. Year-to-date sales declined 2.4 percent, 0.9 percent on a comparable-store basis, as compared to the prior period. The year-to-date decline in Other Specialty sales was mainly due to the closure of 98 under-performing stores related to ongoing formats.

International General Merchandise

         German general merchandise sales decreased 24.6 percent and 18.1 percent for the third quarter and year-to-date periods, respectively. Excluding the impact of foreign currency fluctuations, sales decreased 12.2 percent and
4.7 percent for the third quarter and year-to-date periods, respectively. Comparable-store sales decreased 7.3 percent and 5.5 percent for the third quarter and year-to-date periods, respectively.

OPERATING RESULTS

         Operating results from continuing operations (before corporate expense, interest expense, and income taxes) are as follows:

                                                     Thirteen weeks ended              Thirty-nine weeks ended
                                                  --------------------------          --------------------------
(in millions)                                     Oct. 25,          Oct. 26,          Oct. 25,          Oct. 26,
                                                    1997              1996              1997              1996
                                                    ----              ----              ----              ----
By Segment:
     Specialty                                     $   93            $  153            $  234            $  289
     International General Merchandise                  5               (15)               (7)              (45)
     Net gain on sales of real estate                   7                18                11                23
     Disposed operations                               (1)               (4)               (3)              (35)
                                                   ------            ------            ------            ------
                                                   $  104            $  152            $  235            $  232
                                                   ======            ======            ======            ======

By geographic area:
     Domestic                                      $   76            $  129            $  217            $  261
     International                                     22                 9                10               (17)
     Net gain on sales of real estate                   7                18                11                23
     Disposed operations                               (1)               (4)               (3)              (35)
                                                   ------            ------            ------            ------
                                                   $  104            $  152            $  235            $  232
                                                   ======            ======            ======            ======

Specialty

         The Specialty segment's operating profit decreased by $60 million, or
39.2 percent as compared with the 1996 third quarter. The decrease was primarily a result of lower sales and gross margins due to increased markdowns within the Athletic Group. A shift in consumer preferences has contributed to the decisions to take those markdowns and to reposition the Registrant's merchandise assortment for the fourth quarter. Year-to-date operating profits decreased $55 million or 19.0 percent as compared with the corresponding period of 1996, which is primarily due to the decline in sales and gross margins.

         The Specialty Footwear segment improved operating results through continuing expense reduction initiatives. The Northern Group operating results remained level for the year-to-date period.

International General Merchandise

         Operating results in the International General Merchandise segment improved by $20 million and $38 million for the quarter and year-to-date periods as compared with the third quarter and year-to-date periods of 1996, respectively. The improvement in the International General Merchandise operating profit compared with the prior year is attributable to expense reductions and a $21 million charge for early retirement and severance programs recorded in the corresponding prior year period.

Income Taxes

         The estimated annual effective income tax rate applied in fiscal year 1997 is expected to be 37%, compared with the 40% rate for the prior year period. This improvement primarily reflects a reduction of state and local income tax valuation allowances.

SEASONALITY

         The Registrant's businesses are highly seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $50 million for the thirty-nine weeks ended October 25, 1997, as compared with $8 million in the comparable prior-year period. The increase was primarily to fund inventory purchases related to the development of new larger-size athletic formats, the recent acquisition of 25 Koenig Sporting Goods stores and anticipated new store openings. Inventories remained flat at $1,377 million as of October 25, 1997, compared with a restated $1,373 million as of October 26, 1996. Common to the retail industry are cyclical build-ups of inventory immediately prior to peak selling periods, such as the upcoming holiday selling season. As such, in line with this cyclical build-up, inventories increased $311 million at October 25, 1997 as compared with January 25, 1997.

         Net cash used in investing activities increased $237 million to $253 million for the thirty-nine weeks ended October 25, 1997, as compared with $16 million used during the corresponding period in 1996. The increase in cash used for investing was primarily due to the acquisitions of Eastbay and 25 Koenig Sporting Goods stores, which totaled approximately $148 million in the aggregate. Capital expenditures increased by $64 million as compared with the prior year as a result of new store development spending for existing formats. Approximately $300 million of capital expenditures are planned for the 1997 fiscal year as compared with $134 million in 1996.

         Accounts payable at October 25, 1997 decreased by $18 million as compared with October 26, 1996 and increased by $65 million to $351 million as compared with the year-end level. The increase from January 25, 1997 is the direct result of the seasonal increase in inventory.

         Short-term debt at October 25, 1997 decreased $89 million as compared with October 26, 1996 due to repayment of debt using cash generated from operations. Short-term debt increased by $26 million from the year-end level attributable to the financing of seasonal working capital needs.

         Interest expense for the thirteen weeks ended October 25, 1997, decreased $3 million over the comparable 1996 period. Interest expense for the year-to-date period decreased $13 million. These declines were attributable to the reduction in total debt levels of $109 million as well as lower financing costs resulting from renegotiation of the Registrant's credit agreement.

         Shareholders' equity at October 25, 1997 decreased $180 million from the level at January 25, 1997. This decrease was primarily attributable to the after-tax charge for discontinued operations of $223 million and changes in foreign currency exchange rates.

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

         (b)  Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated August 13, 1997 (date of earliest event reported) reporting the election of Reid Johnson as Senior Vice President and Chief Financial Officer effective
September 8, 1997.

                                    SIGNATURE
                                    ---------

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




                                                    WOOLWORTH CORPORATION
                                                    ---------------------
                                                    (Registrant)





Date: December 8, 1997                              /s/ Reid Johnson
                                                    ---------------------
                                                    REID JOHNSON
                                                    Senior Vice President
                                                    and Chief Financial Officer

                              WOOLWORTH CORPORATION
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K               Description
   -----------------               -----------

         1                                              *
         2                                              *

         3(i)(a) Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the "July 26, 1997 Form 10-Q").

         3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989 (b) July 24, 1990 and (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) of the July 26, 1997 Form 10-Q).

         3(ii)                     By-laws   of  the   Registrant,   as  amended
                                   (incorporated herein by reference to Exhibit 3(ii) of the July 26, 1997 Form 10-Q).

         4(a) The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to:
                                   (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q).

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

         5                                              *
         8                                              *
         9                                              *

         10                        Agreement  with Reid Johnson dated  September
                                   8, 1997.

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


     10                 Agreement with Reid Johnson dated September 8, 1997.

     11                 Computation of Net Income (Loss) Per Common Share.

     12                 Computation of Ratio of Earnings to Fixed Charges.

     15                 Letter re:  Unaudited Interim Financial Statements.

     27                 Financial Data Schedule.

     99                 Independent Accountants' Review Report.