Form 10-K405
period 1998-01-31
WOOLWORTH CORPORATION
filed 1998-04-21
CIK 850209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     See pages 21 through 24 for Index of Exhibits.

     Number of shares of Common Stock outstanding at April 1, 1998: 135,219,715

     Aggregate market value of voting stock held by non-affiliates at April 1, 1998: $3,361,909,334*
---------------
* For purposes of this calculation only (a) all directors plus one executive officer of the Registrant are deemed to be affiliates of the Registrant and
  (b) shares deemed to be "held" by such persons at April 1, 1998, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be dated April 28, 1998 (the "Proxy Statement") issued in connection with the annual meeting of shareholders:  Part III.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II

Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   18
Item 8.   Consolidated Financial Statements and Supplementary Data....   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   19

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   19
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   20
Item 13.  Certain Relationships and Related Transactions..............   20

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Woolworth Corporation (the "Company"), incorporated under the laws of the State of New York in 1989, has origins dating back to 1879. The Company and its retail divisions operate a multinational retailing business selling a broad range of merchandise through 7,237 stores in North America, Europe, Asia and Australia.

     The Company's retailing business is conducted through two major segments:
Specialty and International General Merchandise. The Specialty segment includes: the Athletic Group, the Northern Group, Specialty Footwear and Other Specialty. The International General Merchandise segment includes operations in Germany and Canada.

STORE PROFILE

                                              AT JANUARY 25,                     AT JANUARY 31,
                  FORMATS                          1997        OPENED   CLOSED        1998
                  -------                     --------------   ------   ------   --------------
Foot Locker.................................      1,980          93       65         2,008
Lady Foot Locker............................        626          33       10           649
Kids Foot Locker............................        186          93        5           274
Champs Sports...............................        602          74       19           657
                                                  -----         ---      ---         -----
TOTAL ATHLETIC GROUP........................      3,394         293       99         3,588
                                                  -----         ---      ---         -----
Northern Reflections........................        541          28       12           557
Northern Getaway............................        109          31        1           139
Northern Elements...........................         66          18        4            80
Northern Traditions.........................         44           8        1            51
                                                  -----         ---      ---         -----
TOTAL NORTHERN GROUP........................        760          85       18           827
                                                  -----         ---      ---         -----
Kinney Shoes................................        643           6       67           582
Footquarters................................         97          13        6           104
Williams the Shoeman........................        162           1       20           143
Mathers.....................................        114           2        1           115
Colorado....................................         13           5       --            18
Other.......................................        170          --      111            59
                                                  -----         ---      ---         -----
TOTAL SPECIALTY FOOTWEAR....................      1,199          27      205         1,021
                                                  -----         ---      ---         -----
Afterthoughts...............................        834          19       62           791
The San Francisco Music Box Company.........        179           8        6           181
Weekend Edition.............................        192          23       50           165
Randy River.................................        107          --       11            96
Burger King.................................         26           2        8            20
Other.......................................         67           5       50            22
                                                  -----         ---      ---         -----
TOTAL OTHER SPECIALTY.......................      1,405          57      187         1,275
                                                  -----         ---      ---         -----
German general merchandise..................        374           2       11           365
The Bargain! Shop...........................        172           1       12           161
                                                  -----         ---      ---         -----
INTERNATIONAL GENERAL MERCHANDISE...........        546           3       23           526
                                                  -----         ---      ---         -----
          Total continuing operations.......      7,304         465      532         7,237
                                                  -----         ---      ---         -----
DOMESTIC GENERAL MERCHANDISE................        442          --      442            --
                                                  -----         ---      ---         -----
          Total.............................      7,746         465      974         7,237
                                                  =====         ===      ===         =====

The service marks and trademarks appearing on this page and elsewhere in this report (except for Burger King) are owned by Woolworth Corporation or its subsidiaries.

SPECIALTY SEGMENT

Athletic Group

     The Athletic Group, the Company's largest and most profitable business, operates 3,588 stores in North America, Europe, Asia and Australia. In the United States, the Athletic Group operates 3,083 stores which are located primarily in regional malls. Additionally, it operates an apparel imprint/embroidery factory located in the United States. In Europe, there are 252 Foot Locker stores located in the Netherlands, Belgium, England, Germany, France, Italy, Spain, Austria and Luxembourg. In Canada, the group operates 195 Foot Locker and Champs Sports stores which are primarily located in regional malls. The group also operates 55 Foot Locker stores in Australia and 3 in Japan.

     The following is a brief description of the Athletic Group's operating businesses:

          Foot Locker -- Offering the latest in technical, performance and athletic-inspired products, both branded as well as private-label, Foot Locker is the leading global athletic retailer with 2,008 stores in 12 countries. The stores range in size from 1,500 to 4,000 selling square feet and product categories include running, basketball, tennis, aerobics, fitness, baseball, football, soccer and more.

          Lady Foot Locker -- Lady Foot Locker is the premier retailer of athletic footwear, apparel and related products for today's active women. The stores carry all major brands of athletic footwear and apparel for a variety of sports including running, basketball and aerobics. Its 649 stores are located in the United States and Puerto Rico and typically range from 800-1200 selling square feet.

          Kids Foot Locker -- The Company's 274 Kids Foot Locker stores are located in major malls in the United States, Hawaii and Puerto Rico. They offer the largest selection of brand name merchandise for infants, boys and girls. The stores offer a fun and easy-to-shop layout pleasing to both parents and children. Average selling square footage for these stores is between 1,000-1,500 square feet.

          Champs Sports -- Champs Sports is a mall-based chain selling athletic branded, trend-setting products for the sportsminded consumer. Stores are located throughout North America and plans include expansion in key markets, such as the mid-west, as indicated by last year's acquisition of 27 Koenig Sports Goods stores, a privately held Cleveland-based company. Champs Sports stores range from 3,500-3,700 selling square feet.

          Eastbay, Inc. -- Acquired in January 1997, Eastbay, Inc. ("Eastbay") is the largest direct marketer of athletic footwear, apparel, equipment and licensed private-label merchandise. Its distinctive catalogues provide convenience, superior customer service and broad selection of products to its technically oriented customers.

Northern Group

     The Northern Group consists of 827 stores in the United States (401 stores) and Canada (426 stores) that offer a unique range of private label casual apparel for women (Northern Reflections), children (Northern Getaway) and men (Northern Elements) in addition to private label coordinates for dressy, non-formal occasions (Northern Traditions). The average selling square footage for each concept is between 1,500-1,700 square feet.

Specialty Footwear

     Specialty Footwear includes formats in the United States, Canada, and Australia, the largest of which is the Kinney shoe store chain. This group operates 1,021 retail stores and 3 factories located in the United States which manufacture footwear.

     The following is a brief summary of the Specialty Footwear businesses:

          Kinney Shoes -- The Kinney family of shoe stores offers trend-setting, moderately priced, branded footwear for the entire family. Kinney operates 582 primarily mall-based stores in the United States. Kinney stores range from 1,200-1,600 selling square feet.

          Colorado -- Colorado offers only top quality name brand and private-label merchandise designed for the lifestyle of the active outdoor consumer. Colorado operates 18 primarily mall-based stores and the average selling square footage is 3,000 square feet.

Other Specialty

     Other Specialty is comprised of non-footwear specialty chains and operates 1,275 stores in the United States and abroad.

     The following is a brief description of the Other Specialty businesses:

          Afterthoughts -- Afterthoughts provides today's pre-teen, teenage girl, as well as the young woman, with the latest in fashion jewelry, accessories, cosmetics and gifts. Afterthoughts stores provide customers with value, fun and excitement, especially with its new "backstage to a concert" design. Store sizes range from 800 to 1,500 square feet.

          The San Francisco Music Box Company -- The San Francisco Music Box operates 181 year-round retail stores and over 200 kiosks during the Christmas holiday season which sell unique musical giftware in an enchanting shopping environment. Store sizes range from 800-1,200 selling square feet.

          Burger King -- The Company operates 20 Burger King locations as a franchisee of the Burger King Corporation.

INTERNATIONAL GENERAL MERCHANDISE SEGMENT

     Through Retail Company of Germany, Inc., the Company operates 365 Woolworth general merchandise stores in Germany and Austria. They offer a wide variety of household and personal products. Woolworth Canada Inc. operates 161 general merchandise stores through The Bargain! Shop chain, which operates high volume/low margin sales of manufacturers' excess inventory.

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     For information regarding sales, operating results and identifiable assets of the Company by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 4 to the Consolidated Financial Statements on pages F-12 and F-13. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 17.

EMPLOYEES

     The Company and its consolidated subsidiaries had approximately 75,000 full and part-time employees at January 31, 1998. It considers employee relations to be satisfactory.

SEASONALITY

     The Company's retail businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns. As a result of these seasonal sale patterns, inventory increases in the third quarter in anticipation of the strong fourth quarter sales.

COMPETITION

     The retailing business is highly competitive. Competition is based upon such factors as price, quality, selection of merchandise, reputation, store location, advertising and customer service.

MERCHANDISE PURCHASES

     The Company and its consolidated subsidiaries purchase merchandise and supplies from thousands of vendors worldwide. The Company purchased approximately 25 percent of its 1997 merchandise from one major vendor. The Company considers vendor relations to be satisfactory and maintains a minimal amount of backlog orders in its retailing and manufacturing operations.

     The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

ITEM 2.  PROPERTIES

     The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores, factories and administrative and distribution facilities. Total selling area at the end of the year was approximately 17.11 million square feet, of which approximately 10.48 million square feet pertained to the Specialty segment and approximately 6.63 million square feet to the International General Merchandise segment, the majority of which is leased. These properties are located in the United States, Europe, and elsewhere. The Company operated 9 distribution centers, of which 4 are owned and 5 are leased, occupying an aggregate of 2.85 million square feet. Each of the distribution centers serve major regions. The Company also has an additional 3 distribution centers occupying 0.66 million square feet, the majority of which is leased and sublet. Of the 12 distribution centers, 7 are located in the United States, 2 are located in Europe and 3 are located in other countries. Included among the Company's owned properties is the national historical landmark Woolworth Building in New York City in which its corporate headquarters and the executive offices of the Athletic Group and Specialty Footwear Group are located. Refer to footnote 9 on page F-15 for additional information regarding the Company's and its consolidated subsidiaries' properties.

ITEM 3.  LEGAL PROCEEDINGS

     In 1994, the Company and certain of its present and former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Company's common stock during different periods between January 1992 and March 1994. These class action complaints purported to present claims under the federal securities and other laws and sought unspecified damages based on alleged misleading disclosures during the class periods. In 1994, 25 of these actions, brought in the United States District Court for the Southern District of New York, were consolidated under the caption In re Woolworth Corporation Securities Class Action Litigation. On October 6, 1997, the court entered a final judgment approving the settlement of the class action that provides for the payment to the class of $20 million and dismissing the class action with prejudice. The amount of the settlement, net of amounts to be paid by insurance carriers under relevant insurance policies, had been reserved by the Company. In the opinion of management, the settlement did not have a material adverse effect on the financial position or results of operations of the Company.

     On December 5, 1997, the federal derivative action pending in the United States District Court for the Southern District of New York under the caption Rosenbaum v. Sells et al. was dismissed with prejudice pursuant to a Stipulation and Order of Dismissal submitted by the parties and so ordered by the court.

     During 1994, the staff of the SEC initiated an inquiry relating to the matters that were reviewed by the Special Committee established by the Board of Directors in 1994 as well as in connection with trading in the Company's securities by certain directors and officers of the Company. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. In the opinion of management, the result of the inquiry will not have a material adverse effect on the financial position or results of operations of the Company.

     The information in this section on Legal Proceedings is current as of April 17, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to Executive Officers of the Company, as of April 1, 1998, is set forth below:

Chairman of the Board and Chief Executive Officer...........  Roger N. Farah
President and Chief Operating Officer and Director..........  Dale W. Hilpert
Senior Vice President -- Corporate Development..............  M. Jeffrey Branman
Senior Vice President -- Real Estate........................  John E. DeWolf III
Senior Vice President -- Human Resources....................  John F. Gillespie
Senior Vice President and Chief Financial Officer...........  Reid Johnson
Vice President, General Counsel and Secretary...............  Gary M. Bahler
Vice President and Treasurer................................  John H. Cannon
Vice President and Controller...............................  Bruce L. Hartman

     Roger N. Farah, age 45, has served as Chairman of the Board since December 15, 1994 and Chief Executive Officer since December 11, 1994. From July 1994 to October 1994, Mr. Farah served as President and Chief Operating Officer of R. H. Macy & Co., Inc. From June 1991 to July 1994, Mr. Farah served as the Chairman and Chief Executive Officer of Federated Merchandising Services, the central buying and product development arm of Federated Department Stores, Inc.

     Dale W. Hilpert, age 55, has served as President and Chief Operating Officer since May 15, 1995. From January 1985 to April 1995, Mr. Hilpert served as Chairman and Chief Executive Officer of Payless ShoeSource, a division of The May Department Stores Company.

     M. Jeffrey Branman, age 42, has served as Senior Vice
President -- Corporate Development since March 4, 1996. From August 1989 to March 4, 1996, Mr. Branman served as a Managing Director of Financo, Inc.

     John E. DeWolf III, age 42, has served as Senior Vice President -- Real Estate since March 11, 1996. From June 1993 to February 1996, Mr. DeWolf was Senior Vice President -- Property Development for The Disney Store, Inc., a division of The Walt Disney Company. Mr. DeWolf served as Vice President -- Real Estate Counsel of The Limited, Inc. from October 1982 to June 1993.

     John F. Gillespie, age 50, has served as Senior Vice President -- Human Resources since April 1, 1996. Mr. Gillespie served as Senior Vice
President -- Human Resources of Lever Brothers Company, a subsidiary of Unilever, from 1990 to April 1996.

     Reid Johnson, age 55, has served as Senior Vice President and Chief Financial Officer since September 8, 1997. From July 27, 1994 to August 6, 1997, Mr. Johnson served as the Executive Vice President and Chief Financial Officer of Musicland Inc., the Minneapolis based entertainment chain of retail stores. Mr. Johnson served as the Vice Chairman and Chief Administrative Officer of the Department store division of Dayton Hudson Department Store Corporation from February 1985 to July 1994.

     Gary M. Bahler, age 46, has served as Vice President and General Counsel since February 1, 1993, and as Secretary since February 1, 1990. Mr. Bahler served as Deputy General Counsel from May 1, 1991 until February 1, 1993.

     John H. Cannon, age 56, has served as Vice President and Treasurer since October 12, 1983.

     Bruce L. Hartman, age 44, has served as Vice President and Controller since November 18, 1996. From March 1993 to October 1996, Mr. Hartman served as the Chief Financial Officer of various divisions of the May Department Stores Company. Mr. Hartman served as controller of Robinson's, a division of The May Department Stores Company, from September 1990 to March 1993.

     There are no family relationships among the executive officers or directors of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER INFORMATION AND MARKET PRICES

     Woolworth Corporation common stock is listed on the New York, Toronto, Amsterdam, as well as the Lausanne and Elektronische Borse Schweiz (EBS) stock exchanges in Switzerland. In addition, the stock is traded on the Boston, Cincinnati, Chicago, Philadelphia and Pacific stock exchanges. The New York Stock Exchange ticker symbol for the Company's common stock is "Z."

     At January 31, 1998, 38,287 shareholders of record owned 134,976,174 common shares.

     Market prices for the Company's common and preferred stock is as follows:

                                                  1997             1996
                                              ------------     ------------
                                              HIGH     LOW     HIGH     LOW
                                              ----     ---     ----     ---
COMMON STOCK
QUARTER
1st Q.......................................   24 1/8  18 1/2   19 3/4   10 7/8
2nd Q.......................................   28 3/16 19 3/8   23 1/4   18 1/4
3rd Q.......................................   28 3/4  19 1/4   22 3/8   18 5/8
4th Q.......................................   23 1/4  18 1/4   25 1/4   20 1/4
PREFERRED STOCK
QUARTER
1st Q.......................................   --      --      112       61
2nd Q.......................................   --      --      131 3/8  104
3rd Q.......................................   --      --      130 3/8  105 3/8
4th Q.......................................   --      --       --       --

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report. All selected financial data has been restated for the discontinuance of the domestic general merchandise business, except for return on average investment.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                           1997      1996      1995      1994      1993
                                          ------    ------    ------    ------    ------
                                            ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF CONTINUING OPERATIONS
Sales...................................  $6,624     7,017     7,031     6,904     7,820
Gross Margin............................  $2,056     2,234     2,168     2,179     2,333
Selling, general and administrative
  expenses..............................  $1,535     1,712     1,801     1,849     2,037
Depreciation and amortization...........  $  168       171       216       210       226
Interest expense........................  $   44        59       104        90        64
Other income............................  $  (29)      (28)      (31)      (50)      (48)
Net income (loss) from continuing
  operations............................  $  213       193       (98)       38      (226)
Basic earnings per share................  $ 1.58      1.45     (0.73)     0.29     (1.72)
Diluted earnings per share..............  $ 1.57      1.44     (0.73)     0.29     (1.72)
Common stock dividends declared.........  $   --        --        --      0.74      1.16
Preferred stock dividends declared......  $   --      1.10      2.20      2.20      2.20
Weighted-average common shares
  outstanding (in millions).............   134.6     133.5     132.9     132.3     131.7
Weighted-average common shares assuming
  dilution (in millions)................   135.8     134.3     132.9     132.9     131.7
FINANCIAL CONDITION
Merchandise inventories.................  $1,159     1,066     1,185     1,351     1,300
Property and equipment, net.............  $1,053       983     1,130     1,395     1,395
Total assets............................  $3,182     3,339     3,339     3,970     4,349
Short-term debt.........................  $   --        --        69       853       533
Long-term debt and obligations under
  capital leases........................  $  557       590       621       308       338
Total shareholders' equity..............  $1,271     1,334     1,229     1,358     1,349
FINANCIAL RATIOS
Return on equity (ROE)..................   16.3%      15.1      (7.5)      2.8     (13.3)
Return on average investment (ROI)......    8.3%       6.9       0.8       3.6      (6.7)
Operating profit (loss) as a percentage
  of sales..............................    6.5%       6.3       0.3       3.4      (3.0)
Net income (loss) from continuing
  operations as a percentage of sales...    3.2%       2.8      (1.4)      0.6      (2.9)
Debt capitalization percent.............   66.4%      65.6      69.0      70.5      68.4
Debt capitalization percent (without
  present value of operating leases)....   30.5%      30.7      36.0      46.1      39.2
Current ratio...........................    1.9X       2.4       2.4       1.3       1.3
Number of stores at year end............   7,237     7,304     7,734     8,170     7,899
Total selling square footage at year end
  (in millions).........................   17.11     17.13     17.92      19.0      28.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates in two retail business segments, Specialty and International General Merchandise. The Specialty segment includes the Athletic Group, the Northern Group, Specialty Footwear and Other Specialty. The International General Merchandise segment includes operations in Germany and Canada. In 1997, the Company discontinued its domestic Woolworth general merchandise business and, accordingly, prior year financial information has been restated. A summary of sales by segment, after reclassification for disposed operations (representing businesses closed other than the discontinued domestic Woolworth general merchandise business) and the restatement to exclude the domestic Woolworth general merchandise business, is as follows:

                                                1997      1996      1995
                                               ------    ------    ------
                                                     (IN MILLIONS)
Specialty....................................  $5,140    $4,996    $4,763
International General Merchandise............   1,479     1,803     1,928
Disposed operations..........................       5       218       340
                                               ------    ------    ------
                                               $6,624    $7,017    $7,031
                                               ======    ======    ======

     A summary of operating results from continuing operations (excluding corporate expense, corporate gains on real estate, interest expense and income taxes) by segment is as follows:

                                                1997      1996      1995
                                               ------    ------    ------
                                                     (IN MILLIONS)
Specialty:
  Operating results before non-recurring
     items...................................  $  411    $  496    $  318
  Charge for adoption of SFAS No. 121........      --        --      (121)
  Net gain on sales of real estate...........       4         1        --
  Disposed operations........................      (4)      (49)      (57)
                                               ------    ------    ------
          Total operating results............  $  411    $  448    $  140
                                               ======    ======    ======
International General Merchandise:
  Operating results before non-recurring
     items...................................  $   15    $  (32)   $  (33)
  Charge for adoption of SFAS No. 121........      --        --       (90)
  Net gain on sales of real estate...........       6        27         6
  Disposed operations........................      --        (2)       --
                                               ------    ------    ------
          Total operating results............  $   21    $   (7)   $ (117)
                                               ======    ======    ======
Total Company:
  Operating results before non-recurring
     items...................................  $  426    $  464    $  285
  Charge for adoption of SFAS No. 121........      --        --      (211)
  Net gain on sales of real estate...........      10        28         6
  Disposed operations........................      (4)      (51)      (57)
                                               ------    ------    ------
          Total operating results............  $  432    $  441    $   23
                                               ======    ======    ======

SALES

     Total Company sales of $6.6 billion in 1997 decreased 5.6 percent from sales of $7.0 billion in 1996. Excluding the effect of foreign currency fluctuations and disposed operations, total Company sales increased 1.4 percent as compared with 1996. Comparable-store sales decreased by 4.3 percent in 1997. The Specialty segment sales of $5.1 billion (excluding disposed operations) in 1997 increased by 2.9 percent as compared with 1996 while the International General Merchandise segment sales decreased
18.0 percent to $1.5 billion in 1997 as compared with $1.8 billion in the prior year. Excluding the effect of foreign currency fluctuations, International General Merchandise sales decreased by 6.0 percent. Comparable-store sales declined 3.6 percent and 6.3 percent in 1997 for the Specialty and International General Merchandise segments, respectively.

     Sales of $7.0 billion in 1996 were unchanged from 1995. Excluding disposed operations and the effect of foreign currency fluctuations, sales increased by
2.8 percent as compared with 1995. Comparable-store sales increased by 1.6 percent in 1996.

     The 1997 reporting year includes 53 weeks as compared with the 52-week 1996 reporting year. The impact on sales and operating results of the additional week in 1997 is not significant.

OPERATING RESULTS

     Operating profit from continuing operations declined to $432 million in 1997 as compared with $441 million in 1996. Operating profit before non-recurring items decreased to $426 million as compared with $464 million in 1996. These declines primarily resulted from lower sales and a decrease in gross margin due to increased markdowns in the Specialty segment reflecting the Company's strategy to maintain current inventories. This was partially offset by an improvement in selling, general and administrative expenses in both the Specialty and the International General Merchandise segments. The ratio of selling, general and administrative expense to sales in 1997 declined by 1.2 percentage points as compared with 1996 reflecting the continued success of the Company's expense management initiatives. Operating results for 1997 and 1996 include a total reduction of $22 million and $32 million, respectively, in the restructuring reserve established in 1991 and the repositioning reserve established in 1993. These adjustments were made to revise original estimates based on actual experience to date.

     The Company reported operating profit of $441 million in 1996 as compared with $23 million in 1995. Operating profit before non-recurring items increased to $464 million in 1996 from $285 million in the prior year. Major factors which contributed to these improvements were increased Athletic Group sales, higher gross margins, and lower selling, general and administrative expenses. The Company's operating profit for 1995 includes a non-cash pre-tax charge of $211 million, on a restated basis, arising from the adoption of Statement of Financial Accounting Standard No. 121 ("SFAS No. 121").

     In 1997 and 1996, the Company recognized gains in operating results on sales from non-strategic real estate of $10 million and $28 million, respectively. The 1997 gain related primarily to the sale of real estate in Germany and the sale of a vacant distribution center. These gains have been included in Other Income in the Consolidated Statements of Operations. Also included in Other Income is $12 million in 1997 and $17 million in 1995 of real estate gains on corporate properties. During 1997, the Company sold or disposed of seven businesses: the Gallery chain in Australia, the Moderna chain in Germany, the Kinney Leased departments in Canada, Foot Locker in Mexico and Hong Kong and the Best of Times and Basics stores, domestically. In 1996, five businesses were sold or disposed: the Accessory Lady and Rx Place Drug Mart chains in the United States, the Silk & Satin chain in Canada, the Lady Plus and Rubin chains in Germany as well as its investment in the New Yorker Sud business. The cost related to disposed operations was $4 million in 1997 and $51 million in 1996. In March 1998, the Company sold its Woolworth Nursery business and will record the resultant gain in the first quarter of 1998. Also subsequent to year end, the Company decided to close its Kinney shoe stores in Canada, reflecting a commitment to monitor and close under-performing operations. The gain from the sale of the Woolworth Nursery business is expected to more than offset the cost of closing Kinney Canada, both of which will be recorded in the first quarter of 1998.

     The Company ended the year with 7,237 stores consisting of 6,711 specialty stores and 526 international general merchandise stores. During 1997, the Company opened 465 stores, closed 974 stores (including disposed, sold and discontinued operations) and remodeled or relocated 418 stores.

DISCONTINUED OPERATIONS

     On July 17, 1997, the Company announced that it was exiting its domestic Woolworth general merchandise business and recorded a charge for the disposal of $310 million before-tax ($195 million after-tax). This charge includes outlays for lease liabilities and other occupancy costs of $108 million, severance and other personnel related costs of $72 million and non-cash charges to cover asset write-downs of $42 million. Also included in the cost for disposal is the charge for liquidation of working capital and other shut down costs. The loss from discontinued operations recorded through July 17, 1997 was $47 million before-tax ($28 million after-tax).

     During the fourth quarter, the Company sold its general merchandise business in Mexico. The impact of this sale is not significant and is included in the reserve for discontinued operations.

     Prior year financial statements have been restated to present the operating results of these businesses as a discontinued operation.

SEGMENTS

     The results by segment are as follows:

SPECIALTY SEGMENT

                                 ATHLETIC GROUP

                                                1997      1996      1995
                                               ------    ------    ------
                                                    ($ IN MILLIONS)
Sales........................................  $3,720    $3,603    $3,407
Disposed operations..........................       3        12        17
                                               ------    ------    ------
          Total Sales........................  $3,723    $3,615    $3,424
                                               ======    ======    ======
Operating profit before non-recurring
  items......................................  $  376    $  466    $  312
Charge for adoption of SFAS No. 121..........      --        --       (28)
Disposed operations..........................      (1)       (5)       (7)
                                               ------    ------    ------
          Operating profit...................  $  375    $  461    $  277
                                               ======    ======    ======
Sales as a percentage of consolidated
  total......................................      56%       52%       49%
Number of stores at year end.................   3,588     3,394     3,367
Selling square footage (millions)............    6.28      5.49      5.29

     The Athletic Group, the Company's largest and most profitable business, includes the Foot Locker businesses: Foot Locker, Lady Foot Locker, Kids Foot Locker, World Foot Locker, as well as Champs Sports, Going to the Game! and Eastbay, which was acquired in January 1997. These stores are in North America, Europe, Asia and Australia. The Athletic Group, which leads the industry in sales of branded athletic footwear and apparel in the U.S., had record worldwide sales of $3.7 billion in 1997, representing an increase of $108 million, or 3.0 percent, as compared with 1996. This increase was primarily attributable to sales from Eastbay (acquired in January 1997) and an increase of 194 stores over the prior year, offset by a comparable-store sales decrease of 5.0 percent. Operating profit before non-recurring items in 1997 was $376 million as compared with $466 million in the prior year. The decline was primarily a result of lower gross margin due to higher markdowns required to keep inventories current. As part of its strategy to continue its growth trend, the Athletic Group is introducing new store designs combining trend setting assortments with exciting and entertaining retail environments. The Company has targeted $154 million in spending to open approximately 275 new stores and remodel approximately 375 existing stores in 1998.

     In 1996, the Athletic Group reported sales of $3.6 billion, an increase of
5.6 percent as compared with 1995. Comparable-store sales growth was 5.0 percent in 1996. Operating profit (before non-recurring items) in 1996 was $466 million, representing a 49.4 percent increase over the prior year, attributable to higher gross margins, lower operating expenses and successful inventory management.

                                 NORTHERN GROUP

                                                     1997    1996    1995
                                                     ----    ----    ----
                                                       ($ IN MILLIONS)
Sales..............................................  $455    $426    $367
                                                     ====    ====    ====
Operating profit before non-recurring items........  $ 40    $ 42    $ 38
Charge for adoption of SFAS No. 121................    --      --      (6)
                                                     ----    ----    ----
          Operating profit.........................  $ 40    $ 42    $ 32
                                                     ====    ====    ====
Sales as a percentage of consolidated total........     7%      6%      5%
Number of stores at year end.......................   827     760     692
Selling square footage (millions)..................  1.34    1.27    1.19

     The Northern Group consists of four formats: Northern Reflections, Northern Traditions, Northern Getaway and Northern Elements. These stores sell specialty apparel in Canada and the United States, specializing in a range of casual and career apparel for women, and casual apparel for men and children. Of the 827 Northern Group stores in operation at January 31, 1998, 426 stores are located in Canada and 401 stores are located in the United States. The Northern Group sales of $455 million in 1997 increased 6.8 percent as compared with the prior year. This increase was driven by 85 new store openings and comparable-store sales gains of 1.9 percent. Operating profit before non-recurring items in 1997 was $40 million as compared with $42 million in 1996. This profit decline resulted primarily from increased occupancy and wage costs associated with additional stores.

     The Company premiered its "Authentic Northern Experience" which links formats together to create cross-shopping opportunities and operating expense synergies. During 1997, the Northern Group opened 33 locations that incorporate the new design.

     Sales for 1996 increased by 16.1 percent over 1995, as a result of the opening of 81 new stores and comparable-store sales gains of 4.0 percent. Operating profit (before non-recurring items) in 1996 was $42 million as compared with $38 million in 1995. This improvement was primarily related to the increase in sales.

                               SPECIALTY FOOTWEAR

                                                   1997     1996     1995
                                                   -----    -----    -----
                                                       ($ IN MILLIONS)
Sales............................................  $ 544    $ 560    $ 566
Disposed operations..............................      2      161      163
                                                   -----    -----    -----
          Total Sales............................  $ 546    $ 721    $ 729
                                                   =====    =====    =====
Operating loss before non-recurring items........  $ (12)   $  (9)   $ (23)
Charge for adoption of SFAS No. 121..............     --       --      (43)
Net gain on sales of real estate.................      4        1       --
Disposed operations..............................     (1)      (2)       5
                                                   -----    -----    -----
          Operating loss.........................  $  (9)   $ (10)   $ (61)
                                                   =====    =====    =====
Sales as a percentage of consolidated total......      8%      10%      10%
Number of stores at year end.....................  1,021    1,199    1,382
Selling square footage (millions)................   1.61     1.97     2.66

     Specialty Footwear consists of various footwear store formats in the United States, Canada and Australia, the largest of which is the Kinney shoe store chain operating in the United States and Canada. Sales declined by $175 million in 1997 as compared with 1996. This decline in sales was mainly attributable to the closing in January 1997 of the Kinney leased department stores in Canada and the sale of Moderna in Germany. The operating loss of $9 million in 1997 is comparable with the operating loss of $10 million in 1996.

     Sales of $721 million in 1996 represented a slight decline as compared with 1995, mainly due to the closing of 85 under-performing stores and a 1.0 percent decline in comparable-store sales. The 1996 operating loss (before non-recurring items) improved by $14 million as compared with 1995 primarily related to a positive adjustment in 1996 of $11 million arising from a re-evaluation of the repositioning reserve originally established in 1993. The 1993 charge reflected the estimated cost to close under-performing specialty footwear stores in the United States. The adjustment was made for revisions to original estimates based on actual experience relating to lease costs, operating expenses, severance and other personnel and related costs. Operating results for 1995 were also negatively impacted by a $43 million charge for the adoption of SFAS No. 121.

                                OTHER SPECIALTY

                                                  1997     1996      1995
                                                  -----    -----    ------
                                                      ($ IN MILLIONS)
Sales...........................................  $ 421    $ 407    $  423
Disposed operations.............................     --       45       160
                                                  -----    -----    ------
          Total sales...........................  $ 421    $ 452    $  583
                                                  =====    =====    ======
Operating profit (loss) before non-recurring
  items.........................................  $   7    $  (3)   $   (9)
Charge for adoption of SFAS No. 121.............     --       --       (44)
Disposed operations.............................     (2)     (42)      (55)
                                                  -----    -----    ------
          Operating profit (loss)...............  $   5    $ (45)   $ (108)
                                                  =====    =====    ======
Sales as a percentage of consolidated total.....      7%       6%        8%
Number of stores at year end....................  1,275    1,405     1,736
Selling square footage (millions)...............   1.25     1.23      1.74

     Other Specialty consists of non-footwear specialty chains including Afterthoughts, The San Francisco Music Box Company, Burger King franchised food operations and the Woolworth Nursery business. The Company's Afterthoughts business offers moderately priced costume jewelry and accessories. The San Francisco Music Box Company features music boxes and gifts. Sales of $421 million in 1997 declined 6.9 percent from the prior year as a result of closing 187 stores during 1997. Excluding disposed operations, sales increased 3.4 percent as compared with 1996. Operating results improved due to the closure of under-performing stores and lower operating expenses resulting from the Company's ongoing expense management program.

     Sales declined by $131 million in 1996 as compared with 1995. This decline in sales was mainly attributable to the closing of 352 stores, of which 271 stores were primarily related to disposed businesses and 81 stores were under-performing from ongoing businesses. In the United States, the Accessory Lady and Rx Place Drug Mart businesses were disposed and the Company sold its Silk & Satin chain in Canada and its Rubin and Lady Plus chains in Germany. Operating results (before non-recurring items) improved in 1996 due to the closure of under-performing stores, higher margins related to a better mix of current merchandise and lower expense levels as a result of expense management programs.

INTERNATIONAL GENERAL MERCHANDISE SEGMENT

     The International General Merchandise segment is comprised of the Woolworth stores in Germany and The Bargain! Shop chain in Canada.

                                                1997      1996      1995
                                               ------    ------    ------
                                                    ($ IN MILLIONS)
Sales........................................  $1,479    $1,803    $1,928
                                               ======    ======    ======
Operating profit (loss) before non-recurring
  items......................................  $   15    $  (32)   $  (33)
Charge for adoption of SFAS No. 121..........      --        --       (90)
Net gain on sales of real estate.............       6        27         6
Disposed operations..........................      --        (2)       --
                                               ------    ------    ------
          Operating profit (loss)............  $   21    $   (7)   $ (117)
                                               ======    ======    ======
Sales as a percentage of consolidated
  total......................................      22%       26%       28%
Number of stores at year end.................     526       546       557
Selling square footage (millions)............    6.63      7.17      7.04

     International general merchandise sales decreased $324 million, representing a decrease of 18.0 percent as compared with 1996. Excluding the impact of foreign currency fluctuations, sales decreased 6.0 percent as compared with 1996. Comparable-store sales declined 6.3 percent. Persistent high levels of unemployment and economic recession since reunification several years ago continue to negatively impact sales of the German general merchandise business. Sales in Canada declined primarily as a result of closing stores. Operating results have improved $28 million to a profit of $21 million in 1997 as compared with a loss of $7 million in 1996. This improvement is due principally to lower operating costs in the Company's German operations reflecting the success of a reorganization program implemented last year, which included a 1996 charge of $33 million for severance and other personnel related costs. The 1997 operating results include $6 million in gains on sales of non-strategic real estate in Germany as compared with gains of $27 million in the prior year.

     In 1996, sales decreased 6.5 percent from 1995. Excluding the impact of foreign currency fluctuations, sales decreased 2.0 percent, while comparable-store sales declined by 3.2 percent. This decline was primarily attributable to high unemployment levels and record low levels of consumer spending in Germany. Operating loss (before non-recurring items) in 1996 was

$32 million, which included a charge of $33 million for severance and other costs associated with transferring associates from full-time to part-time employment in Germany.

COSTS AND EXPENSES

  Corporate Expense and Income

     Corporate expense totaled $62 million in both 1997 and 1996, and $69 million in 1995. The decrease in 1996 as compared with 1995 is a result of severance and related costs arising from the consolidation of accounting centers, the closing of three distribution centers and other corporate reorganization costs in 1995.

     Corporate income totaled $12 million in 1997 and $17 million in 1995 resulting from gains on sales of corporate properties.

  Interest Expense

                                                   1997    1996     1995
                                                   ----    ----    ------
                                                      ($ IN MILLIONS)
Interest expense.................................  $ 44    $ 59    $  104
Weighted-average interest rate during the year:
  Short-term debt without facility fees..........   6.3%    6.0%      6.8%
  Long-term debt.................................   8.0%    7.7%      8.1%
  Total debt.....................................   7.9%    7.4%      8.8%
Short-term debt outstanding during the year:
  High...........................................  $207    $302    $1,043
  Weighted-average...............................  $ 23    $111    $  804

     In 1997, interest expense was reduced by 25.4 percent primarily as a result of lower weighted average short-term debt and reduced facility fees. Weighted-average short-term debt was reduced by $88 million, or 79.3 percent, as compared with 1996. In early 1997, the Company reduced its revolving credit facility from $1 billion to $500 million available through 2002.

     In 1996, interest expense decreased 43.3 percent to $59 million due to lower borrowing levels. In 1996, the Company reduced total debt outstanding by $116 million, with the short-term debt component decreasing by $69 million as compared with 1995 levels. The weighted-average short-term debt decreased by $693 million during 1996 as compared with 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     Cash flow from operations of $218 million in 1997 decreased from $451 million in 1996, resulting primarily from an increase in the Company's investment in working capital, principally inventories. The discontinuance of the domestic general merchandise business did not require a net outlay of cash, as the proceeds from the sales of inventories and operations in Mexico exceeded payments required for occupancy, personnel and other closing costs.

     The Company's capital expenditure program, totaling $284 million, concentrated on new store openings and remodeling of existing facilities (totaling approximately $175 million), particularly in the Athletic and Northern Groups. Also included in 1997 capital expenditures is the initial portion of the multi-year cost of the Company's development and installation of comprehensive information systems. These new systems encompass merchandise planning and control, logistics, finance and human resources, as well as a fully integrated "data warehouse." The Company's existing systems are being replaced to address many factors including integrated systems to meet divisional requirements and the development of standard business processes.

     Capital spending for technology in 1997 was approximately $61 million and is included as part of cash used in investing activities of the Company.

     Cash used in investing activities includes the Company's 1997 acquisition of Eastbay, a leading U.S. catalogue company specializing in the direct marketing of athletic goods for a purchase price of $140 million, and the acquisition of 27 stores from Koenig Sporting Goods, Inc. for $8 million.

     Cash used in financing activities reflects payments of short and long-term debt obligations.

     Cash flow from operations of $451 million in 1996 decreased from $503 million in 1995, resulting primarily from the decline in merchandise inventories in 1995. The Company's lower cost structure and improved earnings contributed to positive cash flow from operations. Other significant sources and uses of cash included proceeds from sales of real estate and dispositions of specialty businesses, predominantly in Germany.

     Cash provided by operating activities for the two-year period including 1997 and 1996 was adequate to fund substantially all investing and financing activities. The Company was able to generate $669 million from operating activities which was $128 million in excess of funding requirements for its investing and financing activities over the period. The cash flow from operations, along with anticipated cash flow from future operations and revolving credit facilities, are expected to support the Company's strategic initiatives to grow its businesses through reinvestment.

     Future cash flows from operating activities are expected to be sufficient to cover any short-term and long-term debt and capital lease repayment obligations, as well as planned increases in capital expenditures. Planned capital expenditures for 1998 are approximately $435 million, of which $310 million relates to the opening of new stores and the modernization of existing stores, and $135 million for information systems, infrastructure and logistics.

CAPITAL STRUCTURE

     The Company's improved financial condition is expected to provide a solid base for growth opportunities and enhanced financial flexibility. During 1997, the Company was again able to reduce overall borrowings as it repaid $49 million of long-term debt and ended the year with no short-term debt.

     During 1997, the Company and its bankers finalized modifications to its domestic revolving credit agreement. At the Company's election, the previous $1 billion facility was reduced to a $500 million facility available through 2002. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of the Company's short and long-term strategies. At year end, the entire amount of the credit facility was unused.

     The Company has a registration statement filed with the Securities and Exchange Commission which allows for the additional issuance of up to $360 million of debt securities and warrants to purchase debt securities. Depending on market conditions and capital needs, additional long-term financing may be utilized.

     For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments. These commitments are the primary financing vehicle used to fund store expansion. The following table sets forth the components of the Company's capitalization, both with and without the present value of operating leases:

                                                           1997      1996
                                                          ------    ------
                                                          ($ IN MILLIONS)
Short-term debt.........................................  $   --    $   --
Long-term debt and capital lease obligations............     557       590
Present value of operating leases.......................   1,952     1,950
                                                          ------    ------
          Total debt....................................   2,509     2,540
Shareholders' equity....................................   1,271     1,334
                                                          ======    ======
Total capitalization....................................  $3,780    $3,874
                                                          ======    ======
Debt capitalization percent.............................    66.4%     65.6%
Debt capitalization percent without operating leases....    30.5%     30.7%

     The debt to capital ratio remained consistent compared with 1996. Total debt (including the present value of operating leases) decreased by $31 million in 1997 and shareholders' equity decreased primarily due to the current year net loss of $10 million and the foreign currency translation adjustment of $56 million. Management's objective is to further reduce its ratio of debt to capitalization.

CREDIT RATINGS

     The Company's debt credit ratings are as follows:

                                                            1997    1996
                                                            ----    ----
COMMERCIAL PAPER:
Standards & Poor's........................................   A-3     A-3
Moody's Investors Service.................................    P3      P3
LONG-TERM DEBT:
Standards & Poor's........................................  BBB-    BBB-
Moody's Investors Service.................................  Baa3    Baa3

STRATEGIC PLAN

     During 1997, the financial structure of the Company continued to strengthen with increased income from continuing operations and positive operating cash flow. Its return on investment has increased to 8.3 percent in 1997 from 3.6 percent in 1994. During the year, the Company significantly reduced operating costs and outstanding debt levels and disposed of non-strategic investments.

     This financial strength will provide the Company with the ability to meet its strategic goal of increasing its position in the global market for athletic footwear, athletic apparel and sporting goods. As part of its strategy for growth, the Company is in the process of converting approximately 130 of its discontinued U.S. general merchandise locations into Foot Locker, Champs Sports or other formats.

     Throughout the coming years the Company expects to continue to focus on growth opportunities and is planning capital investments of approximately $1 billion through the year 2000 for new and remodeled stores, information systems, infrastructure and logistics. The Company will maximize the use of its resources by the divestiture of non-strategic businesses and investment in those portions of the business offering the highest returns.

     On April 2, 1998, the Company announced the selection of a new corporate name, Venator Group, Inc. The Company will continue to operate as Woolworth Corporation pending shareholder approval of the new name in June 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised standards for reporting and disclosure requirements for operating segments. The Company will adopt SFAS Nos. 130 and 131 by fiscal year-end 1998. These Statements increase disclosure only and will have no effect on the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employer's disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

SEASONALITY

     The Company's retail businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns.

IMPACT OF YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000. As discussed previously, included in 1997 capital spending is a portion of the Company's cost for the development and installation of comprehensive information systems. The installation of these systems, which is being undertaken for business purposes, eliminates the need to reprogram or replace certain existing software to address the impact of the year 2000 issue. The Company is utilizing both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. Additionally, a review of our suppliers is being made to assure that they are working toward year 2000 compliance. The Company estimates the total direct amount to remediate the year 2000 issue is not expected to be material to the Company's results of operations or financial condition. All costs will be expensed as incurred, unless new software is purchased which will be capitalized.

IMPACT OF THE EUROPEAN MONETARY UNIT

     The European Common Market was established in 1987, leading to the European Union of today. To further integrate these countries, the European Union is planning to develop the European Monetary Union in which all participating countries will use a common currency, the "Euro." Euro bank notes and coins are scheduled to be introduced by January 2002. The Company is expecting that the installation and development of the integrated information systems previously discussed will accommodate the impact of the Euro. The Company is in the process of reviewing the effect of supplier and customer compliance.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report, including Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion, strategic plans, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, consumer preferences and economic conditions worldwide. Any changes in such assumptions or factors could produce significantly different results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Derivatives

     Derivative financial instruments are used by the Company to manage its interest rate and international currency exposures. The Company's policy is not to hold derivative financial instruments for trading or speculative purposes.

 Interest Rates

     The Company centrally manages its debt and investment portfolios considering opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of long-term investments and short-term marketable securities. It is the Company's policy to hold these investments until maturity. The Company's weighted-average interest rate on its debt instruments is 7.6 percent and 7.5 percent in 1997 and 1996, respectively.

     The following table presents the fair value of debt instruments by maturity date:

                                                      1997     1996
                                                      -----    -----
                                                      (IN MILLIONS)
1997................................................    --       12
1998................................................    17       53
1999................................................     2        2
2000................................................   206      202
2001................................................    53       51
2002 and Thereafter.................................   281      250
                                                      ----     ----
Total...............................................  $559     $570
                                                      ====     ====

  Foreign Exchange

     International operations constitutes approximately 15.5 percent of 1997 consolidated operating profit. As currency exchange rates change, translating the income statements of international businesses into U.S. dollars affects year-over-year comparability of operating results. Changes in currency exchange rates that would have the largest impact on translating international operating results are the German Mark and Canadian dollar. Net foreign exchange gains and losses were not material to operating results in the past three years. The Company's international operations purchase significant levels of inventory in U.S. dollars. In order to mitigate this exposure the Company selectively hedges these purchases through forward contracts which mature within one year. At January 31, 1998, the fair value of these contracts was not material to the Company's financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found on the pages listed in the following index:

                           INDEX                              PAGE
                           -----                              ----
Management's Report.........................................  F-2
Independent Auditors' Report................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Balance Sheets.................................  F-5
Consolidated Statements of Shareholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Company and its independent accountants on matters of accounting principles or practices.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Directors of the Company

          Information relative to directors of the Company is set forth under the section captioned "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

     (b) Executive Officers of the Company

          Information with respect to executive officers of the Company is set forth immediately following Item 4 in Part I hereof on pages 5 and 6.

     (c) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information set forth in the Proxy Statement, beginning with the section captioned
"Director's Compensation and Benefits; Indemnification Arrangements" through and including the section captioned "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information set forth in the Proxy Statement, under the section captioned "Beneficial Ownership of the Company's Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement, under the section captioned "Transactions with Management and Others" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

          The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

     (a)(2) and(d) Financial Statement Schedules

          No financial statement schedules have been presented since the required information is shown in the financial statements or Notes to Consolidated Financial Statements.

          Separate financial statements of the parent company have not been presented since all consolidated subsidiaries of the Company are wholly owned and have indebtedness, not guaranteed by the parent company, in the aggregate of less than 5 percent of the Company's consolidated total assets.

          Separate financial statements of subsidiaries less than 50 percent owned have not been presented since these subsidiaries, both individually and in the aggregate, do not constitute significant subsidiaries.

     (a)(3) and (c) Exhibits

     The following exhibits are filed herewith or incorporated by reference as indicated below.

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                           DESCRIPTION
--------------                           -----------
 1               *
 2               *
 3(i)(a)         Certificate of Incorporation of the Company, as filed by the
                 Department of State of the State of New York on April 7,
                 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Company with the SEC on
                 September 4, 1997 (the "July 26, 1997 Form 10-Q")).
 3(i)(b)         Certificates of Amendment of the Certificate of
                 Incorporation of the Company, as filed by the Department of
                 State of the State of New York on (a) July 20, 1989, (b)
                 July 24, 1990 and (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form
                 10-Q).
 3(ii)           By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3(ii) to the July 26, 1997 Form 10-Q).
 4.1             The rights of holders of the Company's equity securities are defined in the Company's Certificate of Incorporation, as
                 amended (incorporated herein by reference to: (a) Exhibits
                 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q).
 4.2             Rights Agreement dated as of March 11, 1998, between
                 Woolworth Corporation and First Chicago Trust Company of New
                 York, as Rights Agent (incorporated herein by reference to
                 Exhibit 4 to the Form 8-K dated March 11, 1998).
 4.3             Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on
                 Form S-3 (Registration No. 33-43334) previously filed with the SEC).
 4.4             Forms of Medium-Term Notes (Fixed Rate and Floating Rate)
                 (incorporated herein by reference to Exhibits 4.4 and 4.5 to the Registration Statement on Form S-3 (Registration No.
                 33-43334) previously filed with the SEC).
 4.5             Form of 8 1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Company's Form 8-K dated
                 January 16, 1992).
 4.6             Purchase Agreement dated June 1, 1995 and Form of 7% Notes due 2000 (incorporated herein by reference to Exhibits 1 and
                 4, respectively, to the Company's Form 8-K dated June 7,
                 1995).
 4.7             Distribution Agreement dated July 13, 1995 and Forms of
                 Fixed Rate and Floating Rate Notes (incorporated herein by reference to Exhibits 1, 4.1 and 4.2, respectively, to the
                 Company's Form 8-K dated July 13, 1995).
 5               *
 8               *
 9               *
10.1             1986 Woolworth Stock Option Plan (incorporated herein by
                 reference to Exhibit 10(b) to the Company's Annual Report on
                 Form 10-K for the year ended January 28, 1995, filed by the
                 Company with the SEC on April 24, 1995 (the "1994 10-K")).
10.2             Amendment to the 1986 Woolworth Stock Option Plan
                 (incorporated herein by reference to Exhibit 10(a) to the
                 Company's Annual Report on Form 10-K for the year ended
                 January 27, 1996, filed by the Company on April 26, 1996
                 (the "1995 10-K")).

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                           DESCRIPTION
--------------                           -----------
10.3             Woolworth Corporation 1995 Stock Option and Award Plan
                 (incorporated herein by reference to Exhibit 10(p) to the
                 1994 10-K).
10.4             1998 Stock Option and Award Plan adopted by the Board of
                 Directors on April 8, 1998, subject to shareholder approval at the 1998 annual meeting of shareholders.
10.5             Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Company with the SEC on August 7,
                 1989 (Registration No. 1-10299) (the "8-B Registration
                 Statement")).
10.6             Amendments to the Executive Supplemental Retirement Plan
                 (incorporated herein by reference to Exhibit 10(c)(i) to the
                 1994 10-K).
10.7             Amendment to the Executive Supplemental Retirement Plan
                 (incorporated herein by reference to Exhibit 10(d)(ii) to
                 the 1995 10-K).
10.8             Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e) to the 1995 10-K).
10.9             Long-Term Incentive Compensation Plan, as amended and
                 restated (incorporated herein by reference to Exhibit 10(f)
                 to the 1995 10-K).
10.10            Annual Incentive Compensation Plan, as amended and restated
                 (incorporated herein by reference to Exhibit 10(g) to the
                 1995 10-K).
10.11            Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration
                 Statement).
10.12            Woolworth Corporation Voluntary Deferred Compensation Plan
                 (incorporated herein by reference to Exhibit 10(i) to the
                 1995 10-K).
10.13            Trust agreement dated as of November 12, 1987, between F.W.
                 Woolworth Co. and The Bank of New York, as amended and
                 assumed by the Company (incorporated herein by reference to
                 Exhibit 10(j) to the 8-B Registration Statement).
10.14            Woolworth Corporation Directors' Retirement Plan, as amended
                 (incorporated herein by reference to Exhibit 10(k) to the
                 8-B Registration Statement).
10.15            Amendments to the Woolworth Corporation Directors'
                 Retirement Plan (incorporated herein by reference to Exhibit
                 10(c) to the Company's Form 10-Q, for the period ended
                 October 28, 1995, filed with the SEC on December 11, 1995
                 (the "October 28, 1995 10-Q")).
10.16            Employment agreement with Roger N. Farah dated as of
                 December 11, 1994 (incorporated herein by reference to
                 Exhibit 10(d) to the Company's 1994 10-K).
10.17            Restricted Stock Agreement with Roger N. Farah dated as of
                 January 9, 1995 (incorporated herein by reference to Exhibit
                 10(m) to the 1994 10-K).
10.18            Employment agreement with Dale W. Hilpert dated as of May 1,
                 1997 (incorporated herein by reference to Exhibit 10 to the
                 Registrant's Form 10-Q for the period ended April 26, 1997 filed with the SEC on June 6, 1997).
10.19            Consulting Agreement with DBSS Group, Inc. dated July 1,
                 1996 (incorporated herein by reference to Exhibit 10.2 to
                 the Company's Form 10-K for the year ended January 25, 1997, filed by the Company with the SEC on April 25, 1997 (the
                 "1996 10-K")).
10.20            Agreement with M. Jeffrey Branman dated April 24, 1997
                 (incorporated herein by reference to Exhibit 10(r) to the
                 1996 10-K).
10.21            Supplemental agreement with M. Jeffrey Branman dated April
                 24, 1997 (incorporated herein by reference to Exhibit
                 10(r)(i) to the 1996 10-K).

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                           DESCRIPTION
--------------                           -----------
10.22            Employment Term Sheet for M. Jeffrey Branman dated February
                 15, 1996 (incorporated herein by reference to Exhibit
                 10(r)(ii) to the 1996 10-K).
10.23            Agreement with John E. DeWolf III dated April 7, 1997
                 (incorporated herein by reference to Exhibit 10(s) to the
                 1996 10-K).
10.24            Employment Term Sheet for John E. DeWolf III dated February
                 8, 1996 (incorporated herein by reference to Exhibit
                 10(s)(i) to the 1996 10-K).
10.25            Agreement with John F. Gillespie dated April 7, 1997
                 (incorporated herein by reference to Exhibit 10(t) to the
                 1996 10-K).
10.26            Employment Term Sheet for John F. Gillespie dated February
                 26, 1996 (incorporated herein by reference to Exhibit
                 10(t)(i) to the 1996 10-K).
10.27            Woolworth Corporation Executive Severance Pay Plan
                 (incorporated herein by reference to Exhibit 10(u) to the
                 1995 10-K).
10.28            Agreement with Reid Johnson dated September 8, 1997
                 (incorporated herein by reference to Exhibit 10 to the
                 Company's Form 10-Q for the period ended October 25, 1997
                 filed with the SEC on December 8, 1997).
10.29            Employment Terms for Reid Johnson dated July 25, 1997.
10.30            Form of Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10(v) to the 1995 10-K).
10.31            Woolworth Corporation Directors' Stock Plan (incorporated
                 herein by reference to Exhibit 10(b) to the Company's
                 October 28, 1995 10-Q).
10.32            $500 million Credit Agreement dated as of April 9, 1997
                 (incorporated herein by reference to Exhibit 10(y) to the
                 1996 10-K).
10.33            Woolworth Corporation Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 10-K).
10.34            Amendment No. 1 dated as of July 16, 1997 to the Credit
                 Agreement dated April 9, 1997 (incorporated herein by
                 reference to Exhibit 10 to the July 26, 1997 Form 10-Q).
10.35            Amendment No. 2 dated as of April 13, 1998 to the Credit
                 Agreement dated April 9, 1997.
11               *
12               Computation of Ratio of Earnings to Fixed Charges.
13               *
15               *
16               *
17               *
18               *
19               *
20               *
21               Subsidiaries of the Company.
22               *
23               Consent of Independent Auditors.
24               *
25               *

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                           DESCRIPTION
--------------                           -----------
26               *
27.1             Financial Data Schedule, which is submitted electronically to the SEC for information only and not filed.
27.2             1996 Restated Financial Data Schedule, which is submitted
                 electronically to the SEC for information only and not
                 filed.
27.3             1995 Restated Financial Data Schedule, which is submitted
                 electronically to the SEC for information only and not
                 filed.
99               *

---------------
 *  Not applicable

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WOOLWORTH CORPORATION

                                          By:      /s/ ROGER N. FARAH
                                            ------------------------------------
                                                       Roger N. Farah
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 8, 1998, by the following persons on behalf of the Company and in the capacities indicated.

                /s/ ROGER N. FARAH                                 /s/ JAROBIN GILBERT JR.
---------------------------------------------------  ---------------------------------------------------
                  Roger N. Farah                                     Jarobin Gilbert Jr.
             Chairman of the Board and                                    Director
              Chief Executive Officer

                /s/ DALE W. HILPERT                                  /s/ ALLAN Z. LOREN
---------------------------------------------------  ---------------------------------------------------
                  Dale W. Hilpert                                      Allan Z. Loren
                   President and                                          Director
              Chief Operating Officer

                 /s/ REID JOHNSON                                  /s/ MARGARET P. MACKIMM
---------------------------------------------------  ---------------------------------------------------
                   Reid Johnson                                      Margaret P. MacKimm
             Senior Vice President and                                    Director
              Chief Financial Officer

               /s/ BRUCE L. HARTMAN                                 /s/ JOHN J. MACKOWSKI
---------------------------------------------------  ---------------------------------------------------
                 Bruce L. Hartman                                     John J. Mackowski
           Vice President and Controller                                  Director

                /s/ J. CARTER BACOT                                 /s/ JAMES E. PRESTON
---------------------------------------------------  ---------------------------------------------------
                  J. Carter Bacot                                     James E. Preston
                     Director                                             Director

                /s/ PURDY CRAWFORD                               /s/ CHRISTOPHER A. SINCLAIR
---------------------------------------------------  ---------------------------------------------------
                  Purdy Crawford                                   Christopher A. Sinclair
                     Director                                             Director

              /s/ PHILIP H. GEIER JR.
---------------------------------------------------
                Philip H. Geier Jr.
                     Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Report.........................................  F-2
Independent Auditors' Report................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Balance Sheets.................................  F-5
Consolidated Statements of Shareholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                              MANAGEMENT'S REPORT

     The integrity and objectivity of the financial statements and other financial information presented in this annual report are the responsibility of management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on the best estimates and judgment of management.

     The Company maintains accounting systems and related internal policies and procedures designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and are properly recorded, and accounting records may be relied upon for the preparation of financial statements and other financial information. The design, monitoring and revision of internal accounting control procedures involve, among other things, management's judgment with respect to the relative costs and expected benefits related to specific control measures. The Company also maintains an internal audit function for evaluating and formally reporting on the adequacy and effectiveness of internal accounting controls, policies and procedures.

     The Company's financial statements have been audited by KPMG Peat Marwick LLP, the Company's independent auditors, whose report expresses their opinion with respect to the fairness of the presentation of the statements.

     The Audit Committee of the Board of Directors, which is comprised solely of directors who are not officers or employees of the Company, meet regularly with the Company's management, internal auditors, legal counsel and KPMG Peat Marwick LLP to review the activities of each group and to satisfy itself that each is properly discharging its responsibility. In addition, the Audit Committee meets on a periodic basis with KPMG Peat Marwick LLP, without management's presence, to discuss the audit of the financial statements as well as other auditing and financial reporting matters. The Company's internal auditors and independent auditors have direct access to the Audit Committee.

                                                  /s/ ROGER N. FARAH
                                          --------------------------------------
                                                     ROGER N. FARAH,
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                                 /s/ DALE W. HILPERT
                                          --------------------------------------
                                                     DALE W. HILPERT,
                                          President and Chief Operating Officer

                                                   /s/ REID JOHNSON
                                          --------------------------------------
                                                      REID JOHNSON,
                                                Senior Vice President and
                                                 Chief Financial Officer

April 8, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Woolworth Corporation

     We have audited the accompanying consolidated balance sheets of Woolworth Corporation and subsidiaries as of January 31, 1998 and January 25, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of Woolworth Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woolworth Corporation and subsidiaries as of January 31, 1998 and January 25, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in note 3 to the consolidated financial statements, in 1995 Woolworth Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                              /s/ KPMG PEAT MARWICK LLP

New York, NY
March 11, 1998

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             1997           1996           1995
                                                           ---------      ---------      ---------
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SALES....................................................   $6,624         $7,017         $7,031
                                                            ------         ------         ------
COSTS AND EXPENSES
Cost of sales............................................    4,568          4,783          4,863
Selling, general and administrative expenses.............    1,535          1,712          1,801
Depreciation and amortization............................      168            171            216
Interest expense.........................................       44             59            104
Other income.............................................      (29)           (28)           (31)
Adoption of accounting standard for impairment of long-
  lived assets...........................................       --             --            211
                                                            ------         ------         ------
                                                             6,286          6,697          7,164
                                                            ------         ------         ------
Income (loss) from continuing operations before income
  taxes..................................................      338            320           (133)
Income tax expense (benefit).............................      125            127            (35)
                                                            ------         ------         ------
INCOME (LOSS) FROM CONTINUING OPERATIONS.................      213            193            (98)
                                                            ------         ------         ------
Loss from discontinued operations, net of income taxes of
  $19, $16 and $34 respectively..........................      (28)           (24)           (66)
Loss on disposal of discontinued operations, net of
  income taxes of $115...................................     (195)            --             --
                                                            ------         ------         ------
NET INCOME (LOSS)........................................   $  (10)        $  169         $ (164)
                                                            ======         ======         ======
Basic earnings per share:
     Income (loss) from continuing operations............   $ 1.58         $ 1.45         $(0.73)
     Loss from discontinued operations...................    (1.66)         (0.19)         (0.50)
                                                            ------         ------         ------
     Net income (loss)...................................   $(0.08)        $ 1.26         $(1.23)
                                                            ======         ======         ======
Diluted earnings per share:
     Income (loss) from continuing operations............   $ 1.57         $ 1.44         $(0.73)
     Loss from discontinued operations...................    (1.64)         (0.18)         (0.50)
                                                            ------         ------         ------
     Net income (loss)...................................   $(0.07)        $ 1.26         $(1.23)
                                                            ======         ======         ======

          See Accompanying Notes to Consolidated Financial Statements
                             on pages F-8 to F-27.

                          CONSOLIDATED BALANCE SHEETS

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $  116    $  328
  Merchandise inventories...................................   1,159     1,066
  Net assets of discontinued operations.....................       7       186
  Other current assets......................................     177       202
                                                              ------    ------
                                                               1,459     1,782
PROPERTY AND EQUIPMENT, NET.................................   1,053       983
DEFERRED CHARGES AND OTHER ASSETS...........................     670       574
                                                              ------    ------
                                                              $3,182    $3,339
                                                              ======    ======
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  327    $  286
  Accrued liabilities.......................................     335       447
  Current portion of reserve for discontinued operations....      72        --
  Current portion of long-term debt and obligations under
     capital leases.........................................      22        15
                                                              ------    ------
                                                                 756       748
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES.........     535       575
DEFERRED TAXES..............................................      48        55
RESERVE FOR DISCONTINUED OPERATIONS.........................      18        --
OTHER LIABILITIES...........................................     554       627
SHAREHOLDERS' EQUITY........................................   1,271     1,334
COMMITMENTS.................................................
                                                              ------    ------
                                                              $3,182    $3,339
                                                              ======    ======

          See Accompanying Notes to Consolidated Financial Statements
                             on pages F-8 to F-27.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                1997               1996               1995
                                          ----------------   ----------------   ----------------
                                          SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
                                          -------   ------   -------   ------   -------   ------
                                                (SHARES IN THOUSANDS, AMOUNTS IN MILLIONS)
PREFERRED STOCK
$2.20 Series A Convertible Preferred,
  par value
$1 per share, 7 million shares
  authorized
Outstanding at beginning of year........       --   $   --        97   $   --       101   $   --
Converted during year...................       --       --       (97)      --        (4)      --
                                          -------   ------   -------   ------   -------   ------
Outstanding at end of year..............       --       --        --       --        97       --
                                          -------   ------   -------   ------   -------   ------
COMMON STOCK AND PAID-IN CAPITAL
Par value $.01 per share, 500 million
  shares authorized
Issued at beginning of year.............  134,047      299   133,051      290   132,505      282
Issued upon conversion of preferred
  shares................................       --       --       461       --        21       --
Issued under employee stock plans.......      939       18       535        9       525        7
                                          -------   ------   -------   ------   -------   ------
Issued at end of year...................  134,986      317   134,047      299   133,051      289
                                          -------   ------   -------   ------   -------   ------
Common stock in treasury at beginning of
  year..................................       --       --        --       --        --       --
Acquired at cost........................      (10)      --        --       --        --       --
Restricted stock........................       --       --        --       --        --       --
Common stock in treasury at end of
  year..................................      (10)      --        --       --        --       --
                                          -------   ------   -------   ------   -------   ------
Amortization of stock issued under
  restricted stock option plan..........       --       --        --        1        --        1
Redemption of preferred stock...........       --       --        --       (1)       --       --
                                          -------   ------   -------   ------   -------   ------
Common stock outstanding and paid-in
  capital at end of year................  134,976      317   134,047      299   133,051      290
                                          -------   ------   -------   ------   -------   ------
RETAINED EARNINGS
Balance at beginning of year............             1,050                891              1,055
Net income (loss).......................               (10)               169               (164)
Change in subsidiaries' year end........                (7)               (10)                --
Cash dividends declared:
  Preferred stock.......................                --                 --                 --
                                                    ------             ------             ------
Balance at end of year..................             1,033              1,050                891
                                                    ------             ------             ------
SHAREHOLDERS' EQUITY BEFORE
  ADJUSTMENTS...........................             1,350              1,349              1,181
                                                    ------             ------             ------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at beginning of year............                22                 83                 31
Aggregate translation adjustment, net of
  deferred tax benefit..................               (56)               (61)                52
                                                    ------             ------             ------
Balance at end of year..................               (34)                22                 83
                                                    ------             ------             ------
MINIMUM PENSION LIABILITY ADJUSTMENT
Balance at beginning of year............               (37)               (35)               (10)
Change during year, net of deferred tax
  benefit...............................                (8)                (2)               (25)
                                                    ------             ------             ------
Balance at end of year..................               (45)               (37)               (35)
                                                    ------             ------             ------
TOTAL SHAREHOLDERS' EQUITY..............            $1,271             $1,334             $1,229
                                                    ======             ======             ======

          See Accompanying Notes to Consolidated Financial Statements
                             on pages F-8 to F-27.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (10)   $ 169    $(164)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Non-cash charge for discontinued operations, net of tax...     33       --       --
  Depreciation and amortization.............................    168      171      216
  Gain on sales of real estate..............................    (22)     (35)     (34)
  Adoption of accounting standard for impairment of
     long-lived assets......................................     --       --      211
  Change in deferred taxes..................................     32      (62)     (79)
  Change in assets and liabilities, net of acquisitions:
     Merchandise inventories................................    (99)      86      200
     Accounts payable and other accruals....................     (5)     112        2
     Net assets of discontinued operations..................    179       55      106
     Repositioning and restructuring reserves...............    (47)     (63)     (63)
     Other, net.............................................    (11)      18      108
                                                              -----    -----    -----
Net cash provided by operating activities...................    218      451      503
                                                              -----    -----    -----
FROM INVESTING ACTIVITIES
Proceeds from sales of real estate..........................     41       53      110
Capital expenditures........................................   (284)    (114)    (139)
Cost of acquisitions, net of cash acquired..................   (148)      --      (10)
Purchase of investments.....................................     --       --      (64)
Proceeds from sales of assets and investments...............     --       26       33
                                                              -----    -----    -----
Net cash used in investing activities.......................   (391)     (35)     (70)
                                                              -----    -----    -----
FROM FINANCING ACTIVITIES
Decrease in short-term debt.................................     --      (69)    (784)
Proceeds from issuance of long-term debt....................     --       --      332
Principal payments of long-term debt........................    (44)     (19)     (21)
Reduction in capital lease obligations......................     (3)      (3)      (3)
Issuance of common stock....................................     16        7        7
Purchase of treasury stock..................................     --       --       --
Dividends paid..............................................     --       --      (20)
                                                              -----    -----    -----
Net cash used in financing activities.......................    (31)     (84)    (489)
                                                              -----    -----    -----
EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH AND CASH
  EQUIVALENTS...............................................     (8)     (18)       6
                                                              -----    -----    -----
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   (212)     314      (50)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    328       14       64
                                                              -----    -----    -----
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 116    $ 328    $  14
                                                              =====    =====    =====
CASH PAID DURING THE YEAR:
  Interest..................................................  $  41    $  59    $ 108
  Income taxes..............................................  $  55    $  55    $  23

          See Accompanying Notes to Consolidated Financial Statements
                             on pages F-8 to F-27.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Woolworth Corporation and its domestic and international subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results are not expected to differ significantly from those estimates.

  Reporting Year

     The reporting period for the Company and its subsidiaries is the 52 or 53-week period ending on the last Saturday in January. The 1997 reporting year represents the 53 weeks ended January 31, 1998. The 1996 and 1995 reporting years represent the 52 weeks ended January 25, 1997 and January 27, 1996, respectively.

     Beginning with 1998, the Company plans to change its reporting period to the Saturday closest to the last day in January.

     In 1997, the Company changed the reporting period for its Foot Locker Europe operations from a calendar year ending December 31, to the 53-week period ended on the last Saturday in January. The results of operations for the period from January 1 through January 31, 1998 were charged to retained earnings in the current year in order to report only 12 months' operating results.

     In 1996, the Company changed the reporting period for its German operations from a calendar year ending December 31, to the 52-week period ended on the last Saturday in January. The results of operations for the period from January 1 through January 25, 1997 were charged to retained earnings for the reporting year ended January 25, 1997 in order to report only 12 months' operating results.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents.

  Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market using the retail method. Cost is determined on the last-in, first-out (LIFO) basis for most domestic inventories and the first-in, first-out (FIFO) basis for international inventories.

  Property and Equipment

     Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

  Capitalized Software

     Certain costs related to software developed for internal use are capitalized and amortized on a straight-line basis over periods not exceeding 8 years.

  Depreciation and Amortization

     Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: 25 to 45 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leased property and equipment under capital leases and improvements to leased premises are amortized on a straight-line basis over the lesser of the life of the asset or the remaining term of the lease.

  Goodwill

     Excess purchase price over the fair value of assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Goodwill arising from acquisitions made since 1995 is being amortized over periods not exceeding 20 years. Recoverability of goodwill is evaluated based upon estimated future profitability and cash flows.

  Derivative Financial Instruments

     Derivative financial instruments are used by the Company to manage its interest rate and international currency exposures. The Company does not hold derivative financial instruments for trading or speculative purposes. For interest rate swap agreements, the interest rate differential to be paid or received under the agreement is recognized over the life of the swap agreement and is included as an adjustment to interest expense. The carrying amount of each interest rate swap is reflected in the Consolidated Balance Sheets as a current receivable or payable as appropriate. For forward foreign exchange contracts, gains and losses designated as hedges of inventory purchases are deferred and included in the cost of inventory. Gains and losses that result from hedges of net investments in international subsidiaries are recognized as part of the foreign currency translation adjustment included in shareholders' equity until such time as the investment is liquidated.

  Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, other current receivables and short-term debt approximate fair value. Quoted market prices of the same or similar instruments are used to determine fair value of long-term investments, long-term debt, interest rate swaps and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term receivables and mortgages if quoted market prices on these instruments are unavailable.

  Recoverability of Long-Lived Assets

     An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Beginning in 1995, with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

  Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with APB No. 25, compensation expense is not recorded for options granted if the option price is equal to the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1994 Stock Purchase Plan since the plan is non-compensatory as defined in APB No. 25.

  Income Taxes

     The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance which is established when "it is more likely than not" that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

  Store Pre-Opening and Closing Costs

     Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated lease obligation, less sublease rental income, is provided for when a decision to close the store is made.

  Foreign Currency Translation

     The functional currency of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unearned gains and losses resulting from such translation are included as a separate component of shareholders' equity.

  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and other convertible securities.

     A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution follows:

                                                   1997     1996     1995
                                                   -----    -----    -----
                                                        (IN MILLIONS)
Average common shares outstanding................  134.6    133.5    132.9
Incremental common shares issuable...............    1.2       .8       --
                                                   -----    -----    -----
Average common shares outstanding assuming
  dilution.......................................  135.8    134.3    132.9
                                                   =====    =====    =====

     Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

  Reclassifications

     Certain balances in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

     As discussed in note 5 to the consolidated financial statements, all financial statements and related footnotes have been restated to reflect the discontinuance of the domestic Woolworth general merchandise business.

2  ACQUISITIONS

     On January 30, 1997, the Company acquired Eastbay, Inc. ("Eastbay") in a transaction accounted for as a purchase. Under the purchase agreement, stockholders of Eastbay received cash in amounts between $22 and $24 for each of their shares. The cash acquisition cost was $140 million with an additional $6 million contingently payable for attaining certain performance goals. The Company's consolidated results of operations include those of Eastbay beginning with the date the acquisition was consummated. The excess of cost over net assets acquired of approximately $107 million is amortized using the straight-line method over 20 years.

     On August 18, 1997, the Company acquired 27 Koenig Sporting Goods stores from Koenig Sporting Goods, Inc. for approximately $8 million in cash and is converting these stores into the Champs Sports format. This transaction was accounted for as a purchase.

     On February 26, 1998, the Company acquired 94 Athletic Fitters stores from Athletic Fitters, Inc., ("Athletic Fitters") a Minneapolis-based company, for a cash price of approximately $29 million. The stores purchased will be converted to such Athletic formats as Foot Locker, Lady Foot Locker and Kids Foot Locker. This acquisition was accounted for as a purchase and the excess of cost over net assets acquired of approximately $12 million will be amortized using the straight-line method over 20 years.

3  IMPAIRMENT OF LONG-LIVED ASSETS

     In 1995, the Company adopted SFAS No. 121 and recorded a non-cash pre-tax charge of $241 million ($165 million after-tax) of which $211 million related to continuing operations. Of the total impairment loss recognized upon adoption, $209 million represented impairment of long-lived assets such as properties, store fixtures and leasehold improvements, $24 million related to goodwill and $8 million pertained to other intangibles. For continuing operations, pre-tax impairment of $3 million and $6 million for 1997 and 1996, respectively, is included in selling, general and administrative expenses.

4  SEGMENT INFORMATION

     The Company's stores are categorized into two segments: Specialty and International General Merchandise. The Specialty segment includes: the Athletic Group, the Northern Group, Specialty Footwear and Other Specialty. The International General Merchandise segment includes operations in Germany and Canada. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further commentary.

                                     SALES

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
SPECIALTY:
  Athletic Group............................................  $3,723    $3,615    $3,424
  Northern Group............................................     455       426       367
  Specialty Footwear........................................     546       721       729
  Other Specialty...........................................     421       452       583
                                                              ------    ------    ------
                                                               5,145     5,214     5,103
                                                              ------    ------    ------
INTERNATIONAL GENERAL MERCHANDISE...........................   1,479     1,803     1,928
                                                              ------    ------    ------
                                                              $6,624    $7,017    $7,031
                                                              ======    ======    ======

                               OPERATING RESULTS

                                                              1997      1996      1995
                                                              ----      ----      -----
                                                                    (IN MILLIONS)
SPECIALTY:
  Athletic Group............................................  $375      $461      $ 277
  Northern Group............................................    40        42         32
  Specialty Footwear........................................    (9)      (10)       (61)
  Other Specialty...........................................     5       (45)      (108)
                                                              ----      ----      -----
                                                               411       448        140
                                                              ----      ----      -----

INTERNATIONAL GENERAL MERCHANDISE...........................    21        (7)      (117)
                                                              ----      ----      -----
  Operating results.........................................   432       441         23
  Corporate expense and income..............................    50        62         52
  Interest expense..........................................    44        59        104
                                                              ----      ----      -----
Income (loss) before income taxes...........................  $338      $320      $(133)
                                                              ====      ====      =====

                          DEPRECIATION AND
                            AMORTIZATION      CAPITAL EXPENDITURES          TOTAL ASSETS
                         ------------------   ---------------------   ------------------------
                         1997   1996   1995   1997    1996    1995     1997     1996     1995
                         ----   ----   ----   -----   -----   -----   ------   ------   ------
                                                     (IN MILLIONS)
SPECIALTY:
  Athletic Group.......  $ 81   $ 76   $ 85   $135    $ 53    $ 40    $1,308   $1,075   $1,044
  Northern Group.......    10     11     11     23      10      13       215      224      169
  Specialty Footwear...    11     13     21     22      16       9       227      271      284
  Other Specialty......    11     15     27     14       5       8       142      157      239
                         ----   ----   ----   ----    ----    ----    ------   ------   ------
                          113    115    144    194      84      70     1,892    1,727    1,736
INTERNATIONAL GENERAL
  MERCHANDISE..........    37     44     59     16      13      61       868    1,095    1,175
  Corporate............    18     12     13     74      17       8       415      331      196
  Discontinued
     operations, net...                                                    7      186      232
                         ----   ----   ----   ----    ----    ----    ------   ------   ------
          Total
            Company....  $168   $171   $216   $284    $114    $139    $3,182   $3,339   $3,339
                         ====   ====   ====   ====    ====    ====    ======   ======   ======

                                SALES              OPERATING RESULTS          TOTAL ASSETS
                       ------------------------   -------------------   ------------------------
                        1997     1996     1995    1997   1996   1995     1997     1996     1995
                       ------   ------   ------   ----   ----   -----   ------   ------   ------
                                                     (IN MILLIONS)
United States........  $4,194   $4,050   $3,970   $365   $404   $ 172   $1,954   $1,758   $1,700
Europe...............   1,574    1,942    2,021     44     16    (100)     912    1,175    1,196
Canada...............     643      798      814     18     28     (33)     247      307      342
Pacific Rim..........     210      221      217      5     (6)    (12)      69       80       82
Mexico...............       3        6        9     --     (1)     (4)      --       19       19
                       ------   ------   ------   ----   ----   -----   ------   ------   ------
                       $6,624   $7,017   $7,031   $432   $441   $  23   $3,182   $3,339   $3,339
                       ======   ======   ======   ====   ====   =====   ======   ======   ======

5  RESERVE FOR DISCONTINUED OPERATIONS

     On July 17, 1997, the Company announced the closing of its 400 store domestic Woolworth general merchandise business. The Company expects to convert approximately 130 of the prime locations to Foot Locker, Champs Sports and other athletic or specialty formats. The Company has converted 28 of the stores to Athletic Group formats through year-end. The remaining domestic Woolworth general merchandise stores as well as its distribution center in Denver, Pennsylvania were closed in November 1997.

     In July 1997, the Company recorded a charge of $310 million before-tax or $195 million after-tax, for the loss on the disposal of discontinued operations. Disposition activity related to the discontinued operations reserve for the period ended January 31, 1998 was a reduction of approximately $220 million and related primarily to the payments for leasehold and real estate disposition expenses, severance and related benefit costs and other related expenses. The remaining reserve balance at January 31, 1998 was $90 million, which consists principally of leasehold improvements and real estate disposition costs.

     The results of operations for all periods presented have been classified as discontinued operations in the Consolidated Statements of Operations. Sales from discontinued operations for the period ended July 17, 1997 (date of close) were $427 million. Sales for the 52-week period ended January 25, 1997 were $1,075 million.

     The following is a summary of the net assets of discontinued operations:

                                                       1997     1996
                                                       -----    -----
                                                       (IN MILLIONS)
Assets...............................................   $28     $323
Liabilities..........................................    21      137
                                                        ---     ----
Net assets of discontinued operations................   $ 7     $186
                                                        ===     ====

     The assets consist primarily of inventory and fixed assets, and liabilities consist primarily of amounts due to vendors. During the period from July 17, 1997 through January 31, 1998, proceeds from disposal related to discontinued operations were $261 million which were primarily from the sale of merchandise inventories.

     On December 8, 1997, the Company announced the sale of its general merchandise business in Mexico. The impact of this sale is not significant and is included in the reserve for discontinued operations.

6  REPOSITIONING AND RESTRUCTURING RESERVES

     The Company recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. The 1993 charge included estimated cash outlays for lease liabilities and other occupancy and facilities-related costs of $245 million, operating expenses during the shutdown period of $88 million, and severance and other personnel and related costs of $28 million. Non-cash charges cover asset and inventory write-downs of $197 million. The 1991 charge included estimated cash outlays for lease liabilities and other occupancy and facilities-related costs of $123 million, operating expenses during the shutdown period of $106 million, and severance and other personnel and related costs of $47 million. Non-cash charges cover asset and inventory write-downs of $114 million.

     Under the 1993 repositioning program, approximately 970 stores were identified for closing or conversion to other formats. Approximately 13,000 store and distribution center employees were terminated under this program. Under the 1991 restructuring program, approximately 900 stores were closed or converted to other formats. Approximately 7,700 store employees were terminated and 2,300 employees were transferred to other stores.

     Included in 1997 and 1996 operating results are adjustments of $22 million and $32 million, respectively, which were made to revise the original estimates based on actual experience to date. These adjustments were made for revisions to original estimates based on actual experience relating to lease costs, operating expenses, severance and other personnel and related costs.

     The activity in the reserves was as follows:

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Balance at beginning of year................................  $ 84     $147
Interest on net present value of lease obligations..........     5        6
Cash payments...............................................   (30)     (37)
Adjustment for revision of estimates........................   (22)     (32)
                                                              ----     ----
Balance at end of year......................................  $ 37     $ 84
                                                              ====     ====

     Components of the balance are as follows:

                                                            1997             1996
                                                            ----             ----
                                                                (IN MILLIONS)
Real estate and related occupancy costs...................  $32              $61
Facilities-related costs..................................    5               19
Personnel and related costs...............................   --                4
                                                            ---              ---
                                                            $37              $84
                                                            ===              ===

     To date, the Company has substantially completed its negotiations to cancel leases or sell the properties in the reserve. The remaining balance will be required to satisfy the lease cancellations or property sales over the next few years.

7  MERCHANDISE INVENTORIES

                                                          1997       1996
                                                         ------     ------
                                                           (IN MILLIONS)
LIFO inventories.......................................  $  678     $  578
FIFO inventories.......................................     481        488
                                                         ------     ------
Total merchandise inventories..........................  $1,159     $1,066
                                                         ======     ======
Excess of current cost (FIFO) over stated LIFO cost....  $    4     $    2

8  OTHER CURRENT ASSETS

                                                           1997           1996
                                                           ----           ----
                                                              (IN MILLIONS)
Net receivables..........................................  $108           $115
Operating supplies and prepaid expenses..................    33             41
Deferred taxes...........................................    32             42
Other....................................................     4              4
                                                           ----           ----
                                                           $177           $202
                                                           ====           ====

9  PROPERTY AND EQUIPMENT, NET

                                                         1997       1996
                                                        -------    -------
                                                          (IN MILLIONS)
LAND..................................................  $    93    $   101
BUILDINGS:
  Owned...............................................      624        734
  Leased..............................................       18         20
FURNITURE, FIXTURES AND EQUIPMENT:
  Owned...............................................    1,126      1,025
  Leased..............................................       25          8
                                                        -------    -------
                                                          1,886      1,888
Less accumulated depreciation.........................   (1,065)    (1,084)
                                                        -------    -------
                                                            821        804
ALTERATIONS TO LEASED AND OWNED BUILDINGS, NET OF
  ACCUMULATED AMORTIZATION............................      232        179
                                                        -------    -------
                                                        $ 1,053    $   983
                                                        =======    =======

10  DEFERRED CHARGES AND OTHER ASSETS

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Deferred taxes..............................................  $337     $301
Goodwill (net of accumulated amortization)..................   185       86
Lease acquisition costs.....................................    49       60
Pension intangible..........................................    10       16
Other.......................................................    89      111
                                                              ----     ----
                                                              $670     $574
                                                              ====     ====

11  ACCRUED LIABILITIES

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Payroll and related costs...................................  $ 97     $153
Pension benefits............................................    31       20
Taxes other than income taxes...............................    34       57
Store closings and real estate-related costs................    31       46
Income taxes payable........................................    --       31
Repositioning and restructuring.............................    19       25
Deferred taxes..............................................    13        9
Other operating costs.......................................   110      106
                                                              ----     ----
                                                              $335     $447
                                                              ====     ====

12  SHORT-TERM DEBT

     At January 31, 1998 and January 25, 1997, the Company had no outstanding short-term debt. At January 31, 1998, unused lines of credit under which the Company may borrow funds totaled $542 million, of which domestic credit lines totaled $500 million and international lines totaled $42 million. The $500 million domestic credit lines consisted of a revolving credit agreement with 13 lending institutions for general corporate purposes. The $42 million international credit lines consisted of overdraft facilities maintained for temporary needs. The Company has additional informal agreements with certain banks in the United States.

     At the Company's election in 1997, its existing $1 billion credit facility was reduced to $500 million and the terms modified. Restrictive covenants under the new agreement include tangible net worth levels, leverage ratios and fixed-charge coverage ratios. Up-front fees paid under the modified agreement will be amortized over the life of the facility on a pro-rata basis. In addition the Company pays an annual facility fee based on the Company's current credit rating of 0.15 percent. The $500 million facility expires in 2002.

13  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Following is a summary of long-term debt and obligations under capital leases:

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
8.5% debentures payable 2022................................  $200     $200
7.0% debentures payable 2000................................   200      200
6.98% to 7.43% medium-term notes payable through 2002.......   105      115
3.75% to 10.5% mortgage obligations on real estate payable
  through 2013..............................................    20       22
Other.......................................................     1       38
                                                              ----     ----
Total long-term debt........................................   526      575
Obligations under capital leases............................    31       15
                                                              ----     ----
                                                               557      590
Less: current portion.......................................    22       15
                                                              ----     ----
                                                              $535     $575
                                                              ====     ====

     Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

                                                 LONG-TERM    CAPITAL
                                                   DEBT       LEASES     TOTAL
                                                 ---------    -------    -----
                                                         (IN MILLIONS)
1998...........................................    $ 17         $ 6      $ 23
1999...........................................       2           6         8
2000...........................................     202           4       206
2001...........................................      52           2        54
2002...........................................      42           2        44
Thereafter.....................................     211          18       229
                                                   ----         ---      ----
                                                    526          38       564
Less: Imputed interest.........................      --           7         7
      Executory expenses.......................      --          --        --
      Current portion..........................      17           5        22
                                                   ----         ---      ----
                                                   $509         $26      $535
                                                   ====         ===      ====

14  LEASES

     The Company is obligated under capital and operating leases for a major portion of its store properties. Some of the store leases contain purchase or renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years with options to renew, with terms ranging from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales.

     Rent expense consists of the following:

                                                     1997    1996    1995
                                                     ----    ----    ----
                                                        (IN MILLIONS)
Minimum rent.......................................  $613    $634    $620
Contingent rent based on sales:
  Operating leases.................................    21      26      27
  Capital leases...................................    --      --      --
Sublease income....................................   (23)    (20)    (20)
                                                     ----    ----    ----
Total rent expense.................................  $611    $640    $627
                                                     ====    ====    ====

     Future minimum lease payments under non-cancelable operating leases are:

                                                         (IN MILLIONS)
1998...................................................     $  477
1999...................................................        435
2000...................................................        372
2001...................................................        313
2002...................................................        258
Thereafter.............................................        703
                                                            ------
Total operating lease commitments......................     $2,558
                                                            ======
Present value of operating lease commitments...........     $1,952
                                                            ======

15  OTHER LIABILITIES

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Pension benefits............................................  $254     $259
Other postretirement benefits...............................   205      209
Repositioning and restructuring.............................    18       59
Other.......................................................    77      100
                                                              ----     ----
                                                              $554     $627
                                                              ====     ====

16  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  Foreign Exchange Risk Management

     The Company enters into forward foreign exchange and option contracts to reduce the effect of fluctuations in currency exchange rates. Exposures arising from short-term intercompany transactions, inventory purchases and hedges of the Company's net investment in international subsidiaries are managed through the use of forward and option contracts. Determination of hedge activity is based upon market conditions, magnitude of inventory commitments and perceived risks. All contracts mature within one year.

     The following table presents gross forward foreign exchange commitments, by currency and type:

                                                  1997            1996
                                              ------------    ------------
                                              BUY     SELL    BUY     SELL
                                              ----    ----    ----    ----
                                                  ($U.S. IN MILLIONS)
INVENTORY PURCHASES:
U.S. dollar.................................  $150    $ --    $ 72    $ --
Other currencies............................  $ --    $ 11    $  4    $ --
INTERCOMPANY:
Canadian dollar.............................  $ 37    $ --    $ 19    $ --
German mark.................................  $ 32    $ --    $ --    $ --
Other currencies............................  $  2    $ --    $  2    $ 15

  Fair Value of Financial Instruments

     The estimated fair values of certain financial instruments are as follows:

                                              1997                 1996
                                        -----------------    -----------------
                                        CARRYING    FAIR     CARRYING    FAIR
                                         AMOUNT     VALUE     AMOUNT     VALUE
                                        --------    -----    --------    -----
                                                    (IN MILLIONS)
Long-term investments.................    $ 49      $ 22       $ 58      $ 24
Long-term debt........................    $526      $559       $575      $570

     The carrying value approximates fair value for all other financial instruments.

  Interest Rate Risk Management

     The Company has used interest rate swaps to manage its exposure to fluctuations in interest rates. In October 1992, the Company entered into a $200 million, five-year swap agreement that matured in October 1997. The swap agreement effectively converted the interest rate on the Company's 8.5 percent debentures to a floating rate equal to the six-month LIBOR plus 3.05 percent. The effective interest rate on the debentures was 8.87 percent in 1997, 8.81 percent in 1996 and 9.44 percent in 1995.

  Credit Risk

     Credit risk of interest rate swaps and forward foreign exchange contracts is considered minimal, as management closely monitors the financial condition of the counter-parties to the contracts, which are financial institutions with credit ratings of A- or higher.

  Business Risk

     The retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company's business. The Company purchased merchandise and supplies from thousands of vendors worldwide. The Company purchased approximately 25 percent of its 1997 merchandise from one major vendor. The Company considers vendor relations to be satisfactory.

17  INCOME TAXES

     Following are the domestic and international components of pre-tax income
(loss):

                                                    1997    1996    1995
                                                    ----    ----    -----
                                                        (IN MILLIONS)
Domestic..........................................  $274    $303    $  53
International.....................................    64      17     (186)
                                                    ----    ----    -----
Total pre-tax.....................................  $338    $320    $(133)
                                                    ====    ====    =====

     The income tax (benefit) provision consists of the following:

                                                     1997    1996    1995
                                                     ----    ----    ----
                                                        (IN MILLIONS)
CURRENT:
  Federal..........................................  $ 64    $ 71    $ 13
  State and local..................................    16      23       9
  International....................................    37      19       2
                                                     ----    ----    ----
Total current tax provision........................   117     113      24
                                                     ----    ----    ----
DEFERRED:
  Federal..........................................    17      14      (1)
  State and local..................................    (9)     --       1
  International....................................    --      --     (59)
                                                     ----    ----    ----
Total deferred tax provision (benefit).............     8      14     (59)
                                                     ----    ----    ----
Total income tax provision (benefit)...............  $125    $127    $(35)
                                                     ====    ====    ====

     Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries, for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries, totaled $383 million at January 31, 1998.

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income
(loss) is as follows:

                                                     1997    1996    1995
                                                     ----    ----    -----
Federal statutory income tax rate..................  35.0%   35.0%   (35.0)%
State and local income taxes, net of federal tax
  benefit..........................................   4.4     4.6      4.8
International income taxed at varying rates........   2.4     1.1      4.6
Reduction in tax valuation allowance...............  (4.3)     --       --
Targeted jobs tax credit...........................    --      --     (0.6)
Other, net.........................................  (0.5)   (1.2)    (0.1)
                                                     ----    ----    -----
Effective income tax rate..........................  37.0%   39.5%   (26.3)%
                                                     ====    ====    =====

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
DEFERRED TAX ASSETS:
  Tax loss/credit carryforwards.............................  $185     $191
  Employee benefits.........................................   129      116
  Reserve for discontinued operations.......................    60       --
  Repositioning and restructuring reserves..................    32       70
  Other.....................................................     7       50
                                                              ----     ----
Total.......................................................   413      427
  Valuation allowance.......................................   (44)     (64)
                                                              ----     ----
Total deferred tax assets, net..............................   369      363
                                                              ----     ----
DEFERRED TAX LIABILITIES:
  Inventories...............................................    41       48
  Property and equipment....................................    12       25
  Other.....................................................     8       11
                                                              ----     ----
Total deferred tax liabilities..............................    61       84
                                                              ----     ----
Net deferred tax asset......................................  $308     $279
                                                              ====     ====
BALANCE SHEET CAPTION REPORTED IN:
  Other current assets......................................  $ 32     $ 42
  Deferred charges and other assets.........................   337      301
  Accrued liabilities.......................................   (13)      (9)
  Deferred taxes............................................   (48)     (55)
                                                              ----     ----
                                                              $308     $279
                                                              ====     ====

     As of January 31, 1998, the Company had a valuation allowance of $44 million to reduce its deferred tax assets to estimated realizable value. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards of certain domestic operations, tax loss carryforwards of certain European operations and tax loss and capital loss carryforwards of the Canadian operations. The net change in the total valuation allowance for the year ended January 31, 1998 was principally due to the use of state and foreign tax loss carryforwards.

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 31, 1998. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At January 31, 1998, the Company had international operating loss carryforwards of approximately $321 million. Those expiring between 1998 and 2003 were $250 million and those that do not expire were $71 million. The Company has state net operating loss carryforwards with a potential tax benefit of $29 million in the sixteen states where the Company does not file a combined return. These loss carryforwards expire between 2007 and 2012. Foreign tax credits of approximately $26 million expiring between 1998 and 2003 are also available to the Company.

18  RETIREMENT PLANS AND OTHER BENEFITS

  Retirement Plans

     The Company has defined benefit pension plans covering most of its employees. Benefits generally are based on years of service and career-average compensation. Plans are funded in accordance with the provisions of the laws of the countries where the plans are in effect. A significant portion of the unfunded projected benefit obligation represents the German pension accrual for which there are no offsetting plan assets. The Company does not fund the German pension obligations as is customary and as permitted by local statutory requirements. Plan assets consist primarily of stocks, bonds and temporary investments.

                PRINCIPAL ASSUMPTIONS                  1997    1996    1995
                ---------------------                  ----    ----    ----
Weighted-average discount rate.......................  7.1%    7.5%     7.3%
Weighted-average rate of compensation increase.......  4.3%    4.4%     4.4%
Weighted-average long-term rate of return on
  assets.............................................  9.9%    9.8%    10.0%

        The components of net pension expense are:

                                                    1997    1996    1995
                                                    ----    ----    -----
                                                        (IN MILLIONS)
Service cost: benefits earned during period.......  $ 13    $ 17    $  19
Interest cost on projected benefit obligation.....    67      70       76
Actual return on plan assets......................   (69)    (60)    (140)
Net amortization and deferral.....................    17       7       81
Curtailment loss/(gain)...........................     8      --       (8)
                                                    ----    ----    -----
Net pension expense...............................  $ 36    $ 34    $  28
                                                    ====    ====    =====

     In 1995, the Company curtailed a supplemental retirement plan for executives and reduced its pension liability by $8 million. During 1997, the Company revised the actuarial estimates of the supplemental retirement plan liability resulting in an $8 million charge to pension expense.

     The following table sets forth the plans' funded status and amounts recognized in the Consolidated Balance Sheets:

                                                              1997                 1996
                                                        -----------------    -----------------
                                                        ASSETS      ABO      ASSETS      ABO
                                                        EXCEED    EXCEEDS    EXCEED    EXCEEDS
                                                         ABO      ASSETS      ABO      ASSETS
                                                        ------    -------    ------    -------
                                                                    (IN MILLIONS)
Actuarial present value of obligations:
  Vested..............................................   $ 3       $ 900      $ 4       $ 904
  Nonvested...........................................    --           4       --          20
                                                         ---       -----      ---       -----
Accumulated benefit obligation (ABO)..................     3         904        4         924
Obligation for future salary increases................    --          25       --          48
                                                         ---       -----      ---       -----
Projected benefit obligation (PBO)....................     3         929        4         972
Plan assets at fair value.............................     4         621        6         646
                                                         ---       -----      ---       -----
Amount of plan assets over (under) PBO................     1        (308)       2        (326)
Unrecognized net asset at transition..................    (2)         (8)      (3)        (17)
Unrecognized prior service cost.......................    --          17       --          25
Unrecognized net loss.................................     2          93        2         111
Recognition of a portion of the minimum liability as
  an intangible asset.................................    --         (10)      --         (16)
Recognition of remaining minimum liability............    --         (70)      --         (57)
                                                         ---       -----      ---       -----
Prepaid (accrued) pension cost........................   $ 1       $(286)     $ 1       $(280)
                                                         ===       =====      ===       =====

  Postretirement Plans Other Than Pensions

     In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans which are available to most of its retired U.S. employees. In order to be eligible for these plans, employees must retire from the Company and have been previously covered under the Company's active medical or life insurance plans. The level of benefits available depends on the year of retirement and the plan in effect at that time. The plans are contributory and are not funded. Contributions are adjusted annually and depend on year of retirement and, in some cases, years of service.

     The weighted-average discount rate used to determine the accumulated postretirement benefit obligation ("APBO") was 7.0 percent in 1997 and 7.5 percent in 1996.

     Net postretirement benefit expense included the following actuarially determined components:

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Interest cost on APBO.......................................   $ 8      $ 8
Amortization of net gain....................................    (5)      (5)
                                                               ---      ---
Net postretirement benefit expense..........................   $ 3      $ 3
                                                               ===      ===

     The service cost component of the net postretirement benefit expense is not significant.

     The following table sets forth the plans' combined accrued postretirement benefit obligation:

                                                              1997     1996
                                                              -----    -----
                                                              (IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $110     $104
  Fully eligible active plan participants...................     1        8
  Other active plan participants............................     1        5
                                                              ----     ----
                                                               112      117
Unrecognized actuarial gain.................................    93       92
                                                              ----     ----
Accrued postretirement benefit obligation...................  $205     $209
                                                              ====     ====

     For measurement purposes, a 9.2 percent increase in the cost of covered health care benefits was assumed for 1997. The rate was assumed to decline gradually to 5 percent in 2008 and remain at that level thereafter. A 1 percent increase in the health care cost trend rate would increase the 1997 accumulated postretirement benefit obligation by $7 million and the 1997 expense by $0.5 million.

     The cash cost to provide retiree medical and life insurance benefits was $9 million in 1997, and $7 million in both 1996 and 1995.

  401(k) Plan

     In January 1996, the Company established a savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees' contribution. Effective January 1, 1998, such matching Company contributions are vested incrementally over 5 years. The charge to operations for the Company's matching contribution was $1.3 million and $1.5 million in 1997 and 1996, respectively.

19  SHAREHOLDER RIGHTS PLAN

     Effective April 14, 1998, simultaneously with the expiration of the then existing rights, the Company has issued one right for each outstanding share of common stock. Each right entitles a shareholder to purchase one two-hundredth of a share of Series B Participating Preferred Stock at an exercise price of $100, subject to adjustment. Generally, the rights become exercisable only if a person or group of affiliated or associated persons (i) becomes an "Interested Shareholder" as defined in Section 912 of the New York Business Corporation Law (an "Acquiring Person") or (ii) announces a tender or exchange offer that results in that person or group becoming an Acquiring Person, other than pursuant to an offer for all outstanding shares of the common stock of the Company which the Board of Directors determines not to be inadequate and to otherwise be in the best interests of, the Company and its shareholders. The Company will be able to redeem the rights at $0.01 per right at any time during the period prior to the 10th business day following the date a person or group becomes an Acquiring Person.

     Upon exercise of the right, each holder of a right will be entitled to receive common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The rights, which cannot vote and cannot be transferred separately from the shares of common stock to which they are presently attached, expire on April 14, 2008 unless extended prior thereto by the Board, or earlier redeemed or exchanged by the Company.

20  STOCK PLANS

     Under the Company's 1995 Stock Option and Award Plan, options to purchase shares of common stock may be granted to officers and key employees at the market price on the date of grant. Under the plan, the Company may grant officers and other key employees, including those at the subsidiary level, stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. One-half of each stock option is exercisable on each of the first two anniversary dates of the date of grant. Generally, for stock options granted beginning in 1996, one-third of each stock option is exercisable on each of the first three anniversary dates of the date of grant. The options terminate up to 10 years from the date of grant. The 1995 Stock Option and Award Plan provides for awards of up to 6,000,000 shares of the Company's common stock. The number of shares reserved for issuance as restricted stock cannot exceed 1,500,000 shares.

     In addition, options to purchase shares of common stock remain outstanding under the Company's 1986 Stock Option Plan. The ability to grant options under the 1986 Stock Option Plan expired in June 1996. Options granted under that plan generally have terms similar to those granted under the 1995 plan, except that a majority of the options become exercisable in two equal installments on the first and the second anniversary of the date of grant.

     Under the Company's 1998 Stock Option and Award Plan, subject to shareholder approval, options to purchase shares of common stock may be granted to officers and key employees at the market price on the date of grant. The 1998 Stock Option and Award Plan is substantially the same as the 1995 Stock Option and Award Plan.

     In 1996, the Company established the Directors' Stock Plan (the "Directors' Plan"). Under the Directors' Plan, non-employee directors receive 50 percent of their annual retainer in shares of common stock and may elect to receive up to 100 percent of their retainer in common stock. The maximum number of shares of common stock that may be issued under the Directors' Plan is 250,000 shares.

     Under the Company's 1994 Stock Purchase Plan, participating employees may contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 8,000,000 shares of common stock authorized for purchase under the 1994 plan, 1,855 participating employees purchased 253,631 shares during the year.

     When common stock is issued under these plans, the proceeds from options exercised or shares purchased are credited to common stock to the extent of the par value of the shares issued and the excess is credited to additional paid-in capital. When treasury common stock is issued, the difference between the average cost of treasury stock used and the proceeds from options exercised or shares awarded or purchased is charged or credited, as appropriate, to either additional paid-in capital or retained earnings. The tax benefits relating to amounts deductible for federal income tax purposes which are not included in income for financial reporting purposes have been credited to additional paid-in capital.

     The Financial Accounting Standards Board issued SFAS No. 123, which requires disclosure of the impact on earnings per share if the fair value method of accounting for stock-based compensation is applied for companies electing to continue to account for stock-based plans under APB No. 25. Accounting for the Company's 1997 and 1996 grants for stock-based compensation in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

                                                           1997           1996
                                                         ---------      --------
                                                         ($ IN MILLIONS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net income (loss):

     As reported.......................................   $  (10)        $ 169
     Pro forma.........................................   $  (18)        $ 165
Basic earnings per share:
     As reported.......................................   $(0.08)        $1.26
     Pro forma.........................................   $(0.13)        $1.23
Diluted earnings per share:
     As reported.......................................   $(0.07)        $1.26
     Pro forma.........................................   $(0.13)        $1.23

     These pro forma amounts are not expected to be indicative of the effects of applying the fair-value based method on future earnings since the Company's stock options vest over several periods.

     The fair values of the Company's various stock option and purchase plans were estimated at the grant date using a Black-Scholes option pricing model.

                                        STOCK OPTION PLANS    STOCK PURCHASE PLAN
                                        -------------------   -------------------
                                          1997       1996       1997       1996
                                        --------   --------   --------   --------
Weighted-average risk free rate of
  interest............................    6.44%      6.05%       5.84%      6.03%
Volatility............................      30%        30%         25%        25%
Weighted-average expected award life..  2 years    2 years    .7 years   .7 years
Dividend yield........................       --         --          --         --
Weighted-average fair value...........  $  7.52    $  5.31    $   6.44   $   5.14

     The information set forth in the following table covers options granted under the Company's stock option plans:

                                               1997                 1996                 1995
                                        ------------------   ------------------   ------------------
                                                 WEIGHTED-            WEIGHTED-            WEIGHTED-
                                        NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                          OF     EXERCISE      OF     EXERCISE      OF     EXERCISE
                                        SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                        ------   ---------   ------   ---------   ------   ---------
                                                  (IN THOUSANDS, EXCEPT PRICES PER SHARE)
Options outstanding at beginning of
  year................................  7,376     $22.02     6,913     $24.13     6,183     $26.13
Granted...............................  2,321     $21.68     1,757     $16.25     1,288     $15.32
Exercised.............................    565     $16.76       159     $17.27         2     $10.55
Expired or canceled...................  1,682     $25.84     1,135     $26.59       556     $26.18
                                        -----                -----                -----
Options outstanding at end of year....  7,450     $21.45     7,376     $22.02     6,913     $24.13
                                        =====                =====                =====
Options exercisable at end of year....  4,466     $22.34     5,155     $24.59     5,026     $27.03
                                        -----                -----                -----
Options available for future grant at
  end of year.........................  1,896                3,798                6,087
                                        -----                -----                -----

     The following table summarized information about stock options outstanding and exercisable at January 31, 1998:

                                       OPTIONS OUTSTANDING
                                ----------------------------------    OPTIONS EXERCISABLE
                                           WEIGHTED-                  --------------------
                                            AVERAGE      WEIGHTED-              WEIGHTED-
                                           REMAINING      AVERAGE                AVERAGE
                                          CONTRACTUAL    EXERCISE                EXERCISE
   RANGE OF EXERCISE PRICE      SHARES       LIFE          PRICE      SHARES      PRICE
   -----------------------      ------    -----------    ---------    ------    ----------
                                         (IN THOUSANDS, EXCEPT PRICES PER SHARE)
$11.97 to $15.75..............  2,512         7.4         $14.80      1,622       $14.49
$15.88 to $21.88..............    829         7.2          18.40        514        17.06
$22.19 to $24.69..............  2,291         8.5          22.86        557        24.61
$25.28 to $29.94..............  1,133         3.9          29.17      1,088        29.25
$30.06 to $34.25..............    685         2.6          32.08        685        32.08
                                -----                                 -----
$11.97 to $34.25..............  7,450         6.7         $21.45      4,466       $22.34
                                =====                                 =====

21  RESTRICTED STOCK

     In 1994, 200,000 restricted shares of common stock were granted to an officer of the Company. The market value of the shares at the date of grant amounted to $3 million and is recorded within shareholders' equity in the accompanying Consolidated Financial Statements. The market value is being amortized as compensation expense over the related vesting period. The compensation expense was $0.5, $0.8 million and $1.4 million in 1997, 1996 and 1995, respectively.

22  PREFERRED STOCK

     In August 1996, the Company called for the redemption of all the issued and outstanding shares of the $2.20 Series A Convertible Preferred Stock ("preferred stock") at the redemption price of $45 per share on October 23, 1996 (the "redemption date"). Shares of preferred stock were convertible into 5.68 shares of the Company's common stock for each share of preferred stock. Conversion privileges expired on the redemption date. Substantially all of the outstanding shares of preferred stock were converted by the holders into the Company's common stock.

23  COMMITMENTS

     In connection with the sale of various businesses, the Company guarantees the payment of lease commitments transferred to third parties pursuant to those sales. The Company is also operating certain stores for which lease agreements are in the process of being negotiated with landlords. Although there is no contractual commitment to make these contingent payments, it is likely that a final contract will be executed. Management believes that the probable resolution of such contingencies will not materially affect the financial position or result of operations of the Company.

24  QUARTERLY RESULTS (UNAUDITED)

                                                1ST Q     2ND Q     3RD Q     4TH Q     YEAR
                                                ------    ------    ------    -----    ------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales

  1997........................................  $1,539    1,500     1,583     2,002    $6,624
  1996........................................  $1,570    1,607     1,790     2,050    $7,017
Gross profit(a)
  1997........................................  $  465      463       493       635    $2,056
  1996........................................  $  451      512       591       680    $2,234
Operating profit(loss)(b)
  1997........................................  $   57       74       103       198    $  432
  1996........................................  $    8       72       152       209    $  441
Net income (loss) from continuing
  operations(c)
  1997........................................  $   17       26        55       115    $  213
  1996........................................  $  (15)      26        77       105    $  193
Net income(loss)
  1997........................................  $    1     (181)       55       115    $  (10)
  1996........................................  $  (22)      22        69       100    $  169
Basic earnings per share:
  1997
    Income from continuing operations.........  $ 0.13     0.19      0.41      0.85    $ 1.58
    Loss from discontinued operations.........  $(0.12)   (1.54)       --        --    $(1.66)
    Net income (loss).........................  $ 0.01    (1.35)     0.41      0.85    $(0.08)
  1996
    Income (loss) from continuing
      operations..............................  $(0.11)    0.19      0.58      0.79    $ 1.45
    Loss from discontinued operations.........  $(0.06)   (0.02)    (0.06)    (0.05)   $(0.19)
    Net income (loss).........................  $(0.17)    0.17      0.52      0.74    $ 1.26
Diluted earnings per share:
  1997
    Income from continuing operations.........  $ 0.13     0.19      0.40      0.85    $ 1.57
    Loss from discontinued operations.........  $(0.12)   (1.52)       --        --    $(1.64)
    Net income (loss).........................  $ 0.01    (1.33)     0.40      0.85    $(0.07)
  1996
    Income (loss) from continuing
      operations..............................  $(0.11)    0.19      0.58      0.78    $ 1.44
    Loss from discontinued operations.........  $(0.05)   (0.03)    (0.06)    (0.04)   $(0.18)
    Net income (loss).........................  $(0.16)    0.16      0.52      0.74    $ 1.26

---------------
(a) Gross profit represents sales less costs of sales.
(b) Operating profit (loss) represents income (loss) before income taxes, interest expense, and corporate expense.
(c) Results of the first quarter has been restated to segregate the results of discontinued operations.

                             CORPORATE INFORMATION

                             CORPORATE HEADQUARTERS
                               Woolworth Building
                                  233 Broadway
                         New York, New York 10279-0003
                                 (212) 553-2000

                         TRANSFER AGENTS AND REGISTRARS
                    First Chicago Trust Company of New York
                                 P.O. Box 2500
                       Jersey City, New Jersey 07303-2500
                                 (800) 519-3111

                             The R-M Trust Company
                            Corporate Trust Services
                                 P.O. Box 7010
                         Adelaide Street Postal Station
                            Toronto, Ontario M5C 2W9
                                 (800) 387-0825
                                 (416) 813-4500

                              INDEPENDENT AUDITORS

                             KPMG Peat Marwick LLP
                                345 Park Avenue
                            New York, New York 10154
                                 (212) 758-9700

                             SHAREHOLDERS' MEETING

     The next annual meeting of shareholders will be held at the Arsenal Mall, 485 Arsenal Street, Watertown, Massachusetts 02172 at 8:30 A.M. (local time) on June 11, 1998. The formal notice of the meeting, proxy statement and form of proxy will be mailed to each shareholder on or about April 28, 1998, at which time proxies will be requested by management.

                              INVESTOR INFORMATION

     Investor inquiries should be directed to the Investor Relations Department at (212) 553-2600.

                                EXHIBIT INDEX




  Exhibit No.

    10.4 1998 Stock Option and Award Plan, subject to Shareholder approval.

    10.29        Employment Terms for Reid Johnson dated July 25, 1997.


    10.35 Amendment No. 2 dated as of April 13, 1998 to the Credit Agreement dated April 9, 1997.

    12           Computation of Ratio of Earnings to Fixed Charges.

    21           Subsidiaries of the Company.

    23           Consent of Independent Auditors.

    27.1         1997 Financial Data Schedule.

    27.2         1996 Restated Financial Data Schedule.

    27.3         1995 Restated Financial Data Schedule.