Form 10-Q
period 1998-06-08
WOOLWORTH CORPORATION
filed 1998-06-10
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended May 2, 1998


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

YES x  NO
   ---    ---


Number of shares of Common Stock outstanding at June 1, 1998:  135,285,656

                              WOOLWORTH CORPORATION

                                TABLE OF CONTENTS



                                                                        Page No.
Part I.   Financial Information

         Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets...................1

                      Condensed Consolidated Statements
                           of Operations......................................2

                      Condensed Consolidated Statements
                           of Comprehensive Income............................3

                      Condensed Consolidated Statements
                           of Retained Earnings...............................4

                      Condensed Consolidated Statements
                           of Cash Flows......................................5

                      Notes to Condensed Consolidated
                           Financial Statements.............................6-8

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...8-12


Part II.  Other Information

          Item 1.     Legal Proceedings......................................12

          Item 6.     Exhibits and Reports on Form 8-K.......................12

                      Signature..............................................13

                      Index to Exhibits...................................14-15

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                              WOOLWORTH CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                 May 2,      April 26,  January 31,
                                                                  1998         1997        1998
                                                                  ----         ----        ----
                                                              (Unaudited)  (Unaudited)   (Audited)

                                     ASSETS
Current assets
  Cash and cash equivalents.....................................$   76      $    75      $   116
  Merchandise inventories .......................................1,298        1,175        1,159
  Net assets of discontinued operations .........................   11          229            7
  Other current assets ..........................................  224          169          177
                                                                 -----        -----        -----
                                                                 1,609        1,648        1,459
Property and equipment, net .....................................1,115          940        1,053
Deferred charges and other assets ...............................  688          619          670
                                                                 -----        -----        -----
                                                                $3,412      $ 3,207      $ 3,182
                                                                 =====        =====        =====

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...............................................$  253      $  --        $  --
  Accounts payable ..............................................  348          343          327
  Accrued liabilities ...........................................  308          314          335
  Current portion of reserve for discontinued operations ........   52         --             72
  Current portion of long-term debt and obligations
    under capital leases ........................................   21           14           22
                                                                 -----        -----        -----
                                                                $  982          671          756
Long-term debt and obligations
  under capital leases ..........................................  537          570          535
Deferred taxes and other liabilities ............................  592          675          602
Reserve for discontinued operations .............................   18         --             18
Shareholders' Equity
  Common stock and paid-in capital ..............................  322          302          317
  Retained earnings .............................................1,028        1,051        1,033
  Foreign currency translation adjustment .......................  (22)         (25)         (34)
  Minimum pension liability adjustment ..........................  (45)         (37)         (45)
                                                                 -----        -----        -----
    Total shareholders' equity ..................................1,283        1,291        1,271
Commitments                                                      -----        -----        -----
                                                                $3,412      $ 3,207      $ 3,182
                                                                 =====        =====        =====

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                Thirteen weeks ended
                                                                --------------------
                                                                 May 2,     April 26,
                                                                 1998         1997
                                                                 ----         ----

Sales ..........................................................$1,466      $ 1,539

Cost and expenses
  Cost of sales ................................................ 1,046        1,074
  Selling, general and administrative expenses .................   391          388
  Depreciation and amortization ................................    44           41
  Interest expense .............................................    12           11
  Other income .................................................   (19)          (4)
                                                                 -----        -----
                                                                 1,474        1,510
                                                                 =====        =====
Income (loss) from continuing operations
    before income taxes ........................................    (8)          29
Income tax expense (benefit) ...................................    (3)          12
                                                                 -----        -----
Income (loss) from continuing operations .......................    (5)          17

Loss from discontinued operations, net of income
    taxes of $11 million .......................................  --            (16)
                                                                 -----        -----
Net income (loss) ..............................................$   (5)     $     1
                                                                 =====        =====

Basic earnings per share:
    Income (loss) from continuing operations ...................$(0.04)     $  0.13
    Loss from discontinued operations ..........................  --          (0.12)
                                                                 -----        -----
    Net income (loss) ..........................................$(0.04)     $  0.01
                                                                 =====        =====
Weighted-average common shares outstanding (in millions) ....... 135.1        134.1

Diluted earnings per share:
    Income (loss) from continuing operations ...................$(0.04)     $  0.13
    Loss from discontinued operations ..........................  --          (0.12)
                                                                 -----        -----
    Net income (loss) ..........................................$(0.04)     $  0.01
                                                                 =====        =====
Weighted-average common shares assuming dilution (in millions)   135.1        135.2

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                                                 Thirteen weeks ended
                                                                 --------------------
                                                                  May 2,     April 26,
                                                                  1998         1997
                                                                  ----         ----

Net income (loss)...............................................$   (5)      $    1

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments,
         pre-tax $19 and $(78) million, respectively............    12          (47)
                                                                 -----        -----

Comprehensive income (loss).....................................$    7       $  (46)
                                                                 =====        =====




























     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                  (in millions)

                                                                Thirteen weeks ended
                                                                --------------------
                                                                 May 2,     April 26,
                                                                 1998         1997
                                                                 ----         ----
Retained earnings at beginning of year  ........................$1,033       $1,050
Net income (loss)...............................................    (5)           1
                                                                 -----        -----

Retained earnings at end of interim period .....................$1,028       $1,051
                                                                 =====        =====





























     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                 Thirteen weeks ended
                                                                 --------------------
                                                                  May 2,     April 26,
                                                                  1998         1997
                                                                  ----         ----
From Operating Activities:
   Net income (loss)............................................$   (5)      $    1
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization............................    44           41
       Net gain on sales of assets and investments..............   (19)          (4)
       Deferred income taxes....................................    (2)          (2)
   Change in assets and liabilities, net of acquisition:
       Merchandise inventories..................................  (127)         (95)
       Other current assets.....................................   (50)          31
       Accounts payable and accrued expenses....................   (10)         (36)
       Discontinued operations..................................   (24)           7
       Other, net...............................................   (23)         (32)
                                                                 -----        -----
   Net cash used in operating activities........................  (216)         (89)
                                                                 -----        -----

From Investing Activities:
   Proceeds from sales of real estate ..........................     3           12
   Capital expenditures.........................................   (82)         (25)
   Payments for businesses acquired, net of cash acquired.......   (29)        (140)
   Proceeds from sales of assets and investments................    22            -
                                                                 -----        -----
     Net cash used in investing activities......................   (86)        (153)
                                                                 -----        -----
From Financing Activities:
   Increase in short-term debt..................................   253            -
   Reduction in long-term debt and capital lease obligations....    (1)          (1)
   Issuance of common stock.....................................     5            3
                                                                 -----        -----
     Net cash provided by financing activities..................   257            2
                                                                 -----        -----
Effect of exchange rate fluctuations
   on Cash and Cash Equivalents.................................     5          (13)
                                                                 -----        -----
Net change in Cash and Cash Equivalents.........................   (40)        (253)
Cash and Cash Equivalents at beginning of year..................   116          328
                                                                 -----        -----
Cash and Cash Equivalents at end of interim period..............$   76       $   75
                                                                 =====        =====
Cash paid during the period:
   Interest......................................................$   2       $    1
   Income taxes..................................................$   3       $   33



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              WOOLWORTH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 31, 1998, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the results expected for the year.

Discontinued Operations

         On July 17, 1997, the Registrant announced that it was exiting its 400 store domestic Woolworth general merchandise business and recorded a charge to earnings of $310 million before-tax or $195 million after-tax, for the loss on disposal of discontinued operations. The loss from discontinued operations recorded through July 17, 1997 was $47 million before-tax or $28 million after-tax. The Registrant is in the process of converting approximately 130 of the prime locations to Foot Locker, Champs Sports, and other athletic or specialty formats. The Registrant has successfully converted and opened 56 stores through May 2, 1998. The remaining domestic Woolworth general merchandise stores as well as the division's distribution center in Denver, Pennsylvania were closed in November 1997.

          The results of operations for all periods presented for the domestic Woolworth general merchandise business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. Sales from discontinued operations for the period ended April 26, 1997 were $229 million.

         The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been restated for discontinued operations. The following is a summary of the net assets of discontinued operations:

                                          May 2,     April 26,     Jan. 31,
                                           1998        1997          1998
                                           ----        ----          ----
Assets ..............................     $ 21         $351          $ 28
Liabilities .........................       10          122            21
                                           ---          ---           ---
Net assets of discontinued operations     $ 11         $229          $  7
                                           ===          ===           ===

         The assets as of May 2, 1998 and January 31, 1998 consisted primarily of fixed assets. The assets as of April 26, 1997 consisted primarily of inventory and fixed assets. Liabilities consisted primarily of amounts due to vendors. During the period from July 17, 1997 through May 2, 1998, proceeds from disposals related to the discontinued operations were $261 million which were primarily from the sale of merchandise inventories.

         Disposition activity related to the discontinued operations reserve for the period ended May 2, 1998 was approximately $20 million and the remaining reserve balance at May 2, 1998 was $70 million.

Comprehensive Income

         The Registrant has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes in minimum pension liability which are recorded directly to shareholders' equity.

Earnings Per Share

         The Registrant has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and other convertible securities.

         A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:

                                                         Thirteen weeks ended
                                                         --------------------
(in millions)                                            May 2,      April 26,
                                                          1998         1997
                                                          ----         ----
Weighted-average common shares outstanding...........    135.1        134.1
Incremental commons shares issuable..................       -           1.1
                                                         -----        -----
Weighted-average common shares assuming dilution.....    135.1        135.2
                                                         =====        =====

         Options with an exercise price greater than the average market price were not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share. Incremental common shares were not included in the quarter ended May 2, 1998 since to do so would be antidilutive.

Reclassifications

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period. As discussed above, all financial statements have been restated to reflect the discontinuance of the domestic general merchandise business in July 1997.

Legal Proceedings

         During 1994, the staff of the SEC initiated an inquiry relating to the matters that were reviewed by the Special Committee established by the Board of Directors in 1994 as well as in connection with trading in the Registrant's securities by certain directors and officers of the Registrant. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. In the opinion of management, the result of the inquiry will not have a material adverse effect on the financial position or results of operation of the Registrant.

         The information in this section on Legal Proceedings is current as of June 9, 1998.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for fiscal years beginning after December 15, 1997 and therefore, effective for the Registrant in 1998. The Registrant will adopt the provisions of this standard in the fourth quarter of 1998. SFAS No. 131 supersedes previously established standards for reporting operating segments in the financial statements and requires disclosures regarding selected information about operating segments in interim financial reports.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Subsequent Event

         On May 7, 1998, the Registrant announced that it had signed a definitive merger agreement with The Sports Authority, Inc., whereby the
Registrant will acquire The Sports Authority, Inc. in a tax-free exchange of shares valued at approximately $570 million, based upon the closing price of the Registrant's common stock as of May 6, 1998, plus the assumption of approximately $179 million of debt. The terms of the merger agreement provide for the holders of The Sports Authority Inc.'s common stock to receive 0.8 shares of the Registrant's common stock in exchange for each of their shares. The transaction, which is subject to approval by the shareholders of The Sports Authority, Inc. and to customary regulatory approvals, is expected to be completed in late summer 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed in the Notes to Condensed Consolidated Financial Statements, in July 1997 the Registrant announced that it was exiting its domestic Woolworth general merchandise business. Accordingly, the results of operations for all periods presented for this business have been classified as discontinued operations and all financial statements have been restated.

         Total sales for the 1998 first quarter decreased 4.7 percent to $1,466 million as compared with $1,539 million for the first quarter of 1997, reflecting foreign currency fluctuations and a comparable-store sales decrease of 6.4 percent. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased 2.1 percent for the quarter. Total Specialty segment sales decreased 0.5 percent in the first quarter and comparable-store sales decreased 6.2 percent. International General Merchandise segment sales decreased 17.3 percent for the first quarter of 1998 as compared with the first quarter of 1997, while comparable-store sales decreased 7.1 percent during the period. Excluding the effect of foreign currency fluctuations, International General Merchandise sales decreased by 11.2 percent, as compared with the first quarter of 1997.

         First quarter operating profit from continuing operations (before corporate expense, interest expense and income taxes) declined to $28 million as compared with $57 million in the first quarter of 1997. This decline is primarily a result of lower sales and an increase in markdowns. Gross margin, as a percentage of sales, decreased 160 basis points to 28.6 percent for the quarter due to higher markdowns required to reduce inventory levels, reflecting lower than anticipated sales. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased 150 basis points to 26.7 percent in the first quarter of 1998 as compared with 25.2 percent in the first quarter of 1997. This increase is due to the overall decline in sales, as well as costs of $7 million associated with the shutdown of the Registrant's 83-store Canadian Kinney Shoe and 11-store U.S. Randy River specialty footwear operations.
Excluding this charge, SG&A remained relatively consistent with the corresponding prior-year period.

         Included in other income is a $19 million gain recorded during the first quarter of 1998 resulting from the sale of the Registrant's six-store nursery chain as part of its continuing program to reduce its investment in non-strategic businesses. The net gain on the sale of non-strategic real estate in the first quarter ended April 26, 1997 totaled $4 million, which primarily related to the sale of real estate located in Germany.

         The Registrant reported a net loss for the thirteen weeks ended May 2, 1998 of $5 million, or $0.04 per share, as compared with net income of $1 million, or $0.01 per share for the first quarter of 1997 which includes a $16 million, or $0.12 per share, loss from discontinued operations.

         The Registrant ended the first quarter with 7,247 stores consisting of 6,722 specialty stores and 525 international general merchandise stores. During the first quarter, the Registrant opened 178 stores, closed or disposed of 168 stores and remodeled or relocated 63 stores. Of the 178 stores opened during the quarter, 90 stores represented the first quarter acquisition of Athletic Fitters stores.

SALES

The following table summarizes sales for continuing operations by segment and geographic area:

                                                                 Thirteen weeks ended
                                                                 --------------------
(in millions)                                                     May 2,     April 26,
                                                                  1998         1997
                                                                  ----         ----
By segment:
Specialty:
    Athletic Group..............................................$  902       $  905
    Northern Group..............................................    74           74
    Specialty Footwear..........................................   108          114
    Other Specialty.............................................    78           75
                                                                 -----        -----
Specialty total................................................. 1,162        1,168
                                                                 -----        -----

International General Merchandise...............................   297          359
                                                                 -----        -----

Disposed operations.............................................     7           12
                                                                 -----        -----
                                                                $1,466       $1,539
                                                                 =====        =====
By geographic area:
     Domestic...................................................$  986       $  987
     International..............................................   473          540
     Disposed operations........................................     7           12
                                                                 -----        -----
                                                                $1,466       $1,539
                                                                 =====        =====

Specialty

     Athletic Group first quarter sales decreased 0.3 percent as compared with the first quarter of 1997, which reflects a decrease in comparable-store sales of 7.7 percent. The decrease in the 1998 first quarter Athletic Group comparable-store sales was due to soft apparel sales, notably in the licensed product category, as compared with the corresponding prior-year period.

     Excluding the impact of foreign currency fluctuations, the Northern Group's sales increased 2.3 percent for the first quarter, reflecting new store openings and a comparable-store sales decrease of 6.3 percent as compared with the first quarter of 1997.

     Specialty Footwear first quarter sales decreased 5.3 percent, and by 1.1 percent on a comparable-store basis, as compared with the corresponding prior-year period. The decrease is primarily due to a sales decline from the U.S. Kinney Shoe format, offset by favorable comparable-store increases achieved by store formats in Australia.

     Other Specialty first quarter sales increased 4.0 percent, and by 5.1 percent on a comparable-store basis, as compared with the corresponding prior-year period. The increase is primarily due to favorable comparable-store sales increases in the Afterthoughts format.

International General Merchandise

     International General Merchandise sales decreased 17.3 percent for the first quarter as compared with the corresponding prior-year period. Excluding the impact of foreign currency fluctuations, sales decreased 11.2 percent for the first quarter. Comparable-store sales decreased 7.1 percent for the first quarter. Persistent high levels of unemployment and economic recession continue to negatively impact sales.


OPERATING RESULTS

Operating results from continuing operations (before corporate expense, interest expense, and income taxes) are as follows:

                                                                  Thirteen weeks ended
                                                                  --------------------
(in millions)                                                     May 2,     April 26,
                                                                  1998         1997
                                                                  ----         ----
By Segment:
     Specialty..................................................$   20       $   62
     International General Merchandise..........................    (1)          (3)
     Net gain on sales of real estate...........................     -            4
     Disposed operations........................................     9           (6)
                                                                 -----        -----
                                                                $   28       $   57
                                                                 =====        =====
By geographic area:
     Domestic...................................................$   29       $   67
     International..............................................   (10)          (8)
     Net gain on sales of real estate...........................     -            4
     Disposed operations........................................     9           (6)
                                                                 -----        -----
                                                                $   28       $   57
                                                                 =====        =====

Specialty

         The Specialty segment's operating profit decreased by $42 million, or
67.7 percent as compared with the 1997 first quarter. This decline is primarily a result of lower sales and a decline in gross margins within the Athletic Group. This decrease in gross margins reflect increased markdowns associated with management strategy to keep inventories current, as sales did not meet expectations. Additionally, to a lesser extent, higher occupancy costs associated with the increase in the number of stores negatively impacted gross margin and operating results.

         The Specialty Footwear segment improved operating results by $1 million, or 7.7 percent as compared with the 1997 first quarter through continuing expense reduction initiatives. The Northern Group operating results decreased by $3 million, or 50.0 percent as compared with the 1997 first quarter. Other Specialty operating results increased by $3 million, or 30.0 percent as compared with the 1997 first quarter.

         Included in disposed operations for the first quarter of 1998 is a $19 million gain from the sale of the Registrant's six-store nursery chain. This gain is offset by a $10 million loss for the shutdown of the Canadian Kinney Shoe and U.S. Randy River specialty footwear operations, inclusive of $3 million in operating losses. The prior year amount represents the operating results of these operations.

International General Merchandise

         Operating results in the International General Merchandise segment improved by $2 million for the first quarter as compared with the 1997 first quarter. The improvement in the International General Merchandise operating profit compared with the prior year is attributable to expense reductions.


SEASONALITY

         The Registrant's businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns. As a result of these seasonal sales patterns, inventory increases in the third quarter in anticipation of the strong fourth quarter sales.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $216 million for the thirteen weeks ended May 2, 1998, as compared with $89 million in the corresponding prior-year period. This increase was due to lower-than-expected quarterly sales, as well as additional inventory purchases related to the development of new larger-size athletic formats. Inventories were $1,298 million as of May 2, 1998, compared with $1,175 million as of April 26, 1997. The increase in inventory is also attributable to the receipt of inventories for the recently acquired Athletic Fitters stores and approximately 92 new store openings in May and June. Also contributing to the decrease in cash is an outlay for occupancy costs on May 1 not reflected in the prior year due to the timing of the end of the quarter.
         Net cash used in investing activities totaled $86 million for the thirteen weeks ended May 2, 1998, as compared with $153 million used during the corresponding prior-year period in 1997. Cash used in investing activities for the thirteen weeks ended April 26, 1997 was predominately due to the first quarter cash acquisition of Eastbay, Inc. for $140 million, in a transaction accounted for as a purchase. Capital expenditures increased $57 million as compared with the corresponding prior-year period, which represents the Registrant's aggressive expansion and renovation program.

        Short-term debt at May 2, 1998 increased $253 million as compared with the April 26, 1997 and the year-end levels. The increase in short-term debt was due to increased investment in working capital and increased capital expenditures for new stores and the Woolworth conversion stores, as well as the purchase of Athletic Fitters stores in February 1998.

          Shareholders' equity at May 2, 1998 increased by $12 million from the level at January 31, 1998 primarily attributable to changes in foreign currency exchange rates.

         As mentioned in the Notes to the Condensed Consolidated Financial Statements, the Registrant signed a definitive merger agreement with The Sports Authority, Inc. whereby the Registrant will acquire The Sports Authority, Inc. in a tax-free exchange of shares valued at approximately $570 million, based upon the closing price of the Registrant's common stock as of May 6, 1998, plus the assumption of approximately $179 million of debt.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on page 7 of
Part I, Item 1.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 14 through 15. The exhibits which are in this report immediately follow the index.


         (b)  Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated March 11, 1988 (date of earliest event reported) reporting that the Board of Directors adopted a shareholder rights plan substantially similar to the Registrant's previous rights plan.

         Additionally, the Registrant filed a report on Form 8-K dated April 6, 1998 (date of earliest event reported) reporting that Allan Z. Loren had been elected a director of the Registrant, effective April 8, 1998.

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




                                                     WOOLWORTH CORPORATION
                                                     ---------------------
                                                     (Registrant)





Date: June 9, 1998                                   /s/ Reid Johnson
                                                     -----------------
                                                     REID JOHNSON
                                                     Senior Vice President
                                                     and Chief Financial Officer

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

     3(ii)                    By-laws    of   the    Registrant,    as   amended
                              (incorporated herein by reference to Exhibit 3(ii) of the July 26, 1997 Form 10-Q).

     4.1 The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to: (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q).

     4.2 Rights Agreement dated as of March 11, 1998, between Woolworth Corporation and First Chicago Trust Registrant of New York, as Rights Agent (incorporated herein by reference to Exhibit 4 to the Form 8-K dated March 11, 1998).

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

     4.5                      Form of 8 1/2%  Debentures due 2022  (incorporated
                              herein   by   reference   to   Exhibit  4  to  the
                              Registrant's Form 8-K dated January 16, 1992).

     4.6 Purchase Agreement dated June 1, 1995 and Form of 7% Notes due 2000 (incorporated herein by reference to Exhibits 1 and 4, respectively, to the Registrant's Form 8-K dated June 7, 1995).

     4.7 Distribution Agreement dated July 13, 1995 and Forms of Fixed Rate and Floating Rate Notes (incorporated herein by reference to Exhibits 1, 4.1 and 4.2, respectively, to the Registrant's Form 8-K dated July 13, 1995).

     5                                                 *
     8                                                 *
     9                                                 *
     10                                                *
     11                                                *

     12                       Computation of Ratio of Earnings to Fixed Charges.

     13                                                *

     15                       Letter re: Unaudited Interim Financial Statements.

     16                                                *
     17                                                *
     18                                                *
     19                                                *
     20                                                *
     21                                                *
     22                                                *
     23                                                *
     24                                                *
     25                                                *
     26                                                *

     27.1                     Financial  Data  Schedule,  May 2, 1998  (which is
                              submitted    electronically   to   the   SEC   for
                              information only and not filed.)

     27.2 Restated Financial Data Schedule - April 26, 1997 (which is submitted electronically to the SEC for information only and not filed.)

     99                       Independent Accountants' Review Report.

-----------------
*  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.                                    Description
-----------                                    -----------

     12                      Computation of Ratio of Earnings to Fixed Charges.

     15                      Letter re:  Unaudited Interim Financial Statements.

     27.1                    Financial Data Schedule - May 2, 1998.

     27.2                    Restated Financial Data Schedule - April 26, 1997.

     99                      Independent Accountants' Review Report.