Form 10-Q
period 1998-09-04
VENATOR GROUP INC
filed 1998-09-04
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended August 1, 1998
                               --------------

Commission file no. 1-10299
                    -------

                               VENATOR GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              New York                                   13-3513936
--------------------------------             ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)


233 Broadway, New York, New York                                     10279-0003
---------------------------------                                    -----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number:  (212) 553-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES x  NO
   ---   ---


Number of shares of Common Stock outstanding at August 28, 1998: 135,524,566
                                                                 -----------

                               VENATOR GROUP, INC.

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

                      Condensed Consolidated Statements
                           of Comprehensive Loss..............................3

                      Condensed Consolidated Statements
                           of Retained Earnings...............................4

                      Condensed Consolidated Statements
                           of Cash Flows......................................5

                      Notes to Condensed Consolidated
                           Financial Statements.............................6-8

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...8-14


Part II.  Other Information

          Item 1.     Legal Proceedings......................................14

          Item 4.     Submission of Matters to Vote of Security Holders...14-15

          Item 6.     Exhibits and Reports on Form 8-K.......................15

                      Signature..............................................16

                      Index to Exhibits...................................17-18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS
-----------------------------


                               VENATOR GROUP, INC.
                               ------------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                  (in millions)

                                               August 1,  July 26,   January 31,
                                                 1998       1997        1998
                                               --------   --------   ----------
                                            (Unaudited) (Unaudited) (Audited)(1)

                                     ASSETS
                                     ------
Current assets
   Cash and cash equivalents..................$   77    $    69       $   116
   Merchandise inventories.....................1,406      1,216         1,159
   Net assets of discontinued operations.......   10        209             7
   Other current assets........................  228        174           177
                                                -----     ------       ------
                                               1,721      1,668         1,459
Property and equipment, net....................1,214        903         1,053
Deferred charges and other assets..............  716        737           670
                                               -----     ------        ------
                                              $3,651    $ 3,308       $ 3,182
                                               =====      =====         =====

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Short-term debt............................$  451    $    38       $     -
   Accounts payable and accrued liabilities....  747        646           662
   Current portion of reserve for
     discontinued operations...................   27        232            72
   Current portion of long-term debt and
     obligations under capital leases..........   23         14            22
                                               -----     ------        ------
                                              $1,248        930           756
Long-term debt and obligations
   under capital leases........................  536        568           535
Deferred taxes and other liabilities...........  586        654           602
Reserve for discontinued operations............   18         67            18
Shareholders' Equity
   Common stock and paid-in capital............  327        311           317
   Retained earnings...........................1,015        870         1,033
   Accumulated other comprehensive loss........  (79)       (92)          (79)
                                               -----     ------        ------
Total shareholders' equity.....................1,263      1,089         1,271
Commitments....................................-----     ------        ------
                                              $3,651    $ 3,308       $ 3,182
                                               =====      =====         =====


     See Accompanying Notes to Condensed Consolidated Financial Statements.

(1) The Condensed Consolidated Balance Sheet as of January 31, 1998 has been summarized from the Registrant's audited Consolidated Balance Sheet as of that date.

                               VENATOR GROUP, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                     (in millions, except per share amounts)



                                Thirteen weeks ended     Twenty-six weeks ended
                                --------------------     ----------------------
                                 August 1,  July 26,     August 1, July 26,
                                  1998       1997         1998      1997
                                 -------    -------     -------    -------

Sales                            $ 1,465    $ 1,500    $ 2,931    $ 3,039

Cost and expenses
  Cost of sales .................  1,052      1,037      2,098      2,111
  Selling, general and
     administrative expenses ....    380        370        771        758
  Depreciation and amortization .     47         43         91         84
  Interest expense, net .........      9         11         21         22
  Other income ..................     (3)        (2)       (22)        (6)
                                 -------    -------    -------    -------
                                   1,485      1,459      2,959      2,969
                                 -------    -------    -------    -------
Income (loss) from continuing
     operations before income taxes  (20)        41        (28)        70
Income tax expense (benefit) ....     (7)        15        (10)        27
                                 -------    -------    -------    -------
Income (loss)
     from continuing operations .    (13)        26        (18)        43

Loss from discontinued operations,
     net of income tax benefits
     of $8 and $19 million,
     respectively ...............     --        (12)         --       (28)

Loss on disposal of discontinued
     operations, net of income tax
     benefit of $115 million ....     --       (195)         --      (195)

                                 -------    -------    --------   -------
Net loss ........................$   (13)   $  (181)   $   (18)   $  (180)
                                 =======    =======    =======    =======

Basic earnings per share:
     Income (loss) from continuing
     operations .................$ (0.09)   $  0.19    $ (0.13)   $  0.32
     Loss from discontinued
     operations .................     --      (1.54)        --      (1.66)
                                 -------    -------    -------    -------
     Net loss ...................$ (0.09)   $ (1.35)   $ (0.13)   $ (1.34)
                                 =======    =======    =======    =======
Weighted-average common shares
     outstanding ................  135.4      134.5      135.3      134.3

Diluted earnings per share:
     Income (loss) from continuing
      operations ................$ (0.09)   $  0.19    $ (0.13)   $  0.32
     Loss from discontinued
      operations ................     --      (1.52)        --      (1.64)
                                 -------    -------    -------    -------
     Net loss ...................  (0.09)   $ (1.33)   $ (0.13)   $ (1.32)
                                 =======    =======    =======    =======
Weighted-average common
     shares assuming dilution ...  135.4      136.0      135.3      135.6



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                              ---------------------

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             -------------------------------------------------------
                                   (Unaudited)
                                  (in millions)


                                   Thirteen weeks ended  Twenty-six weeks ended
                                   --------------------  ----------------------
                                   August 1,   July 26,  August 1,    July 26,
                                     1998        1997      1998         1997
                                   --------    -------   --------     --------

Net loss ........................  $  (13)     $(181)    $ (18)      $ (180)

Other comprehensive loss, net of
     tax: Foreign currency
     translation adjustments
     (pre-tax $(19), $(46), $0,
     and $(124), respectively) ..     (12)       (30)       --          (77)
                                     -----      -----     -----       ------
Comprehensive loss ..............  $  (25)     $(211)   $  (18)      $ (257)
                                     =====      =====     =====        =====


























     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             ------------------------------------------------------
                                   (Unaudited)
                                  (in millions)


                                           Twenty-six weeks ended
                                           ----------------------
                                           August 1,     July 26,
                                             1998          1997
                                           -------       -------


Retained earnings at beginning of year.....$ 1,033        $ 1,050
Net loss ...................................   (18)          (180)
                                            ------         ------
Retained earnings at end of interim period.$ 1,015        $   870
                                            ======         ======































     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                  (in millions)


                                                         Twenty-six weeks ended
                                                         ----------------------
                                                         August 1,      July 26,
                                                         1998           1997
                                                         --------       -------

From Operating Activities:
   Net loss ............................................$   (18)      $  (180)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Non-cash charge for discontinued operations,
         net of tax ....................................     --           195
       Discontinued operations activity ................    (45)          (11)
       Depreciation and amortization ...................     91            84
       Net gain on sales of real estate ................     (1)           (4)
       Net gain on sales of assets and investments .....    (19)           --
       Deferred income taxes ...........................     (4)          (23)
   Change in assets and liabilities, net of acquisition:
       Merchandise inventories .........................   (243)         (153)
       Accounts payable and other liabilities ..........     91            63
       Net assets of discontinued operations ...........     (3)           27
       Other, net ......................................   (123)         (111)
                                                           -----         -----
     Net cash used in operating activities .............   (274)         (113)
                                                           -----         -----

From Investing Activities:
   Proceeds from sales of real estate ..................       7            19
   Capital expenditures ................................    (233)          (56)
   Payments for businesses acquired, net of cash acquired    (29)         (140)
   Proceeds from sales of assets and investments .......      22            --
                                                           -----         -----
     Net cash used in investing activities .............    (233)         (177)
                                                           -----         -----

From Financing Activities:
   Increase in short-term debt .........................     451            38
   Reduction in long-term debt and capital lease
     obligations .......................................      (3)           (1)
   Issuance of common stock ............................      10            11
                                                           -----         -----
     Net cash provided by financing activities .........     458            48
                                                           -----         -----

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents ........................      10           (17)
                                                           -----         -----

Net change in Cash and Cash Equivalents ................     (39)         (259)
Cash and Cash Equivalents at beginning of year .........     116           328
                                                           -----         -----
Cash and Cash Equivalents at end of interim period .....$    77       $    69
                                                           =====         =====

Cash paid during the period:
   Interest.............................................$    25       $    22
   Income taxes.........................................$    10       $    46


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 31, 1998, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 1998. The Condensed Consolidated Statement of Comprehensive Loss was prepared in conformity with the accounting principles and was not required for the year ended January 31, 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the twenty-six weeks ended August 1, 1998 are not necessarily indicative of the results expected for the year.

Name Change
-----------

         The Registrant (formerly Woolworth Corporation) changed its name to Venator Group, Inc. effective June 11, 1998.

Discontinued Operations
-----------------------

         On July 17, 1997, the Registrant announced that it was exiting its 400 store domestic Woolworth general merchandise business and recorded a charge to earnings of $310 million before-tax or $195 million after-tax, for the loss on disposal of discontinued operations. The loss from discontinued operations recorded through July 17, 1997 was $47 million before-tax or $28 million after-tax. The remaining domestic Woolworth general merchandise stores as well as the division's distribution center in Denver, Pennsylvania were closed in November 1997. The Registrant is in the process of converting approximately 150 of the prime locations to Foot Locker, Champs Sports, and other athletic or specialty formats. The Registrant has successfully converted and opened 88 stores through August 1, 1998.

         The results of operations for all periods presented for the domestic Woolworth general merchandise business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. Sales from discontinued operations for the 1997 second quarter and year-to-date periods were $198 million and $427 million, respectively.

         The  following  is  a  summary  of  the  net  assets  of   discontinued
operations:


                                        August 1,     July 26,       Jan. 31,
                                          1998          1997           1998
                                        ------        -------        -------

Assets...............................   $  17         $  358         $   28
Liabilities..........................       7            149             21
                                         ----           ----           ----
Net assets of discontinued operations   $  10         $  209         $    7
                                         ====           ====           ====


         The net assets of discontinued operations as of August 1, 1998 and January 31, 1998 consisted primarily of fixed assets. As of July 26, 1997, the net assets consisted primarily of inventory and fixed assets. Liabilities for all periods presented consisted primarily of amounts due to vendors.

         Disposition activity related to the discontinued operations reserve for the quarter and year-to-date periods ended August 1, 1998 was approximately $25 million and $45 million, respectively. The remaining reserve balance at August 1, 1998 was $45 million.

Earnings Per Share
------------------

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and other convertible securities.

         A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:


                                   Thirteen weeks ended  Twenty-six weeks ended
                                   --------------------  ----------------------
                                   August 1,   July 26,   August 1,    July 26,
(in millions)                        1998        1997       1998         1997
                                   --------    -------    --------     -------

Weighted-average common shares
   outstanding.................... 135.4       134.5      135.3        134.3
Incremental common shares issuable    --         1.5         --          1.3
Weighted-average common shares     -----       -----      -----        -----
   assuming dilution.............. 135.4       136.0      135.3        135.6
                                   =====       =====      =====        =====


         Incremental common shares were not included in the computation for the quarter and year-to-date periods ended August 1, 1998 since their inclusion in periods when the Registrant reported a net loss would be antidilutive. For the thirteen and the twenty-six weeks ended July 26, 1997, options with an exercise price greater than the average market price are not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

Comprehensive Income
--------------------

         The Registrant adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes in minimum pension liability which are recorded directly to shareholders' equity. Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $34 million and minimum pension liability adjustments of $45 million at August 1, 1998 and January 31, 1998.

Reclassifications
-----------------

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period.

Legal Proceedings
-----------------

         During 1994, the staff of the SEC initiated an inquiry relating to the matters that were reviewed by the Special Committee established by the Board of Directors in 1994 as well as in connection with trading in the Registrant's securities by certain directors and officers of the Registrant.

         On June 29, 1998, the SEC announced that it had accepted the Registrant's Offer of Settlement in resolution of an administrative proceeding arising from the inquiry. In the Offer of Settlement, the Registrant admitted that during its 1993 fiscal year it violated Sections 13(a) and 13(b) (2) (A) and (B) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78m(a) and 78m(b) (2) (A) - (B), and SEC rules 13a-13 and 12b-20 promulgated thereunder, and the SEC found that the Registrant had committed those violations and ordered that the Registrant cease and desist from any violation of those provisions. Apart from this direction to cease and desist, no monetary or other relief against the Registrant was awarded.


Recent Accounting Pronouncements
--------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for fiscal years beginning after December 15, 1997 and therefore, effective for the Registrant in 1998. The Registrant will adopt the provisions of this standard in the fourth quarter of 1998. SFAS No. 131 supersedes previously established standards for reporting operating segments in the financial statements and requires disclosures regarding selected information about operating segments in interim and annual financial reports.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and therefore, effective for the Registrant in 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant is in the process of evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

         Total sales for the 1998 second quarter decreased 2.3 percent to $1,465 million as compared with $1,500 million for the second quarter of 1997, reflecting foreign currency fluctuations and a comparable-store sales decrease of 6.0 percent. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales for the 1998 second quarter were essentially flat as compared with the corresponding prior-year period. Total Specialty segment sales for the 1998 second quarter remained unchanged while comparable-store sales decreased 6.1 percent, as compared with the corresponding prior-year period. International General Merchandise segment sales for the 1998 second quarter decreased 8.8 percent and comparable-store sales decreased 5.8 percent, as compared with the corresponding prior-year period.

         Sales for the 1998 twenty-six weeks ended August 1, 1998 decreased 3.6 percent to $2,931 million as compared with $3,039 million for the same period a year earlier. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales decreased 1.1 percent as compared with 1997. Comparable-store sales decreased 6.4 percent as compared with the corresponding prior-year period.

         Selling, general and administrative expenses ("SG&A") increased $10 million and $13 million for the thirteen and twenty-six weeks ended August 1, 1998 as compared with the corresponding prior-year periods. The increases primarily reflect costs of $7 million associated with the shutdown of the Registrant's 83-store Canadian Kinney Shoe and 11-store U.S. Randy River specialty footwear operations in the first quarter of 1998, and a $9 million charge primarily related to the shutdown of the Registrant's Eagle Rock footwear operations, consisting of four manufacturing facilities and an administrative office in the second quarter of 1998. These increases were partially offset by decreases in net pension and net postretirement benefit expense of $9 million. The decrease primarily reflects the amortization of the plans' unrecognized gains and losses over the average remaining life expectancy of inactive participants, who now comprise the majority of the plans' participants. Previously, the unrecognized gains and losses were amortized over the average remaining service period of active participants.

         Second quarter operating results from continuing operations (before corporate expense, interest expense and income taxes) include a $3 million loss for 1998 as compared with a profit of $74 million in the second quarter of 1997. For the twenty-six weeks ended August 1, 1998, operating profit declined to $25 million from $131 million in the corresponding prior-year period. Gross margin, as a percentage of sales, decreased approximately 270 basis points to 28.2 percent for the 1998 second quarter and decreased approximately 210 basis points to 28.4 percent for the 1998 year-to date period, as compared with the corresponding periods a year earlier. These declines primarily reflect a continuing decline in sales and an increase in markdowns as a result of the aggressive promotional selling environment currently prevailing in the athletic footwear and apparel industry.

         Interest expense, net of interest income, decreased $2 million for the 1998 second quarter and $1 million for the year-to-date period as compared with the corresponding prior-year periods. Interest income of approximately $7 million related to a franchise tax settlement in the second quarter of 1998 more than offset higher interest expense as a result of increased short-term borrowing levels.

         The Registrant reported a net loss for the thirteen weeks ended August 1, 1998 of $13 million, or $0.09 per share, as compared with a net loss of $181 million or $1.33 per share for the corresponding prior-year period, which included an after-tax loss of $207 million or $1.52 per share for discontinued operations. For the twenty-six weeks ended August 1, 1998 the Registrant reported a net loss of $18 million, or $0.13 per share, as compared with a net loss of $180 million or $1.32 per share for the corresponding prior-year period, which included an after-tax loss of $223 million or $1.64 per share for discontinued operations.

         The Registrant ended the second quarter with 7,262 stores consisting of 6,749 specialty stores and 513 international general merchandise stores. This compares with 6,929 stores, adjusted for dispositions, at the end of the corresponding prior-year period. During the twenty-six weeks ended August 1, 1998, the Registrant opened 347 stores, closed or disposed of 322 stores and remodeled or relocated 194 stores. Of the 347 stores opened, 90 stores represented the first quarter acquisition of Athletic Fitters stores.

SALES

The following table summarizes sales for continuing operations by segment and geographic area:


                                 Thirteen weeks ended    Twenty-six weeks ended
                                 --------------------    ----------------------
(in millions)                    August 1,    July 26,   August 1,     July 26,
By Segment:                        1998         1997       1998          1997
                                 --------     -------    --------      --------

Specialty:
   Athletic Group...............$   871      $   858     $ 1,773      $ 1,763
   Northern Group................    85           86         159          160
   Specialty Footwear............   107          119         214          232
   Other Specialty...............    83           83         158          155
                                 ------       ------      ------       ------
Specialty total.................. 1,146        1,146       2,304        2,310
                                 ------       ------      ------       ------

International General Merchandise   311          341         608          700
                                 ------       ------      ------       ------

Disposed operations..............     8           13          19           29
                                 ------       ------      ------       ------
                                $ 1,465      $ 1,500     $ 2,931      $ 3,039
                                 ======       ======      ======       ======

By geographic area:
   Domestic.....................$   935      $   937     $ 1,919      $ 1,923
   International.................   522          550         993        1,087
   Disposed operations...........     8           13          19           29
                                 ------       ------      ------       ------
                                $ 1,465      $ 1,500     $ 2,931      $ 3,039
                                 ======       ======      ======       ======



Specialty
---------

          Athletic Group sales increased by 1.5 percent and by 0.6 percent for the 1998 second quarter and year-to-date periods, as compared with the corresponding periods a year earlier. These increases were primarily due to 343 additional stores and the positive impact from store remodelings. On a comparable-store basis sales declined by 7.7 percent for both the 1998 second quarter and the year-to-date periods primarily due to over-supplied athletic footwear in the marketplace, as well as decreased sales in the licensed product categories.

         Excluding the impact of foreign currency fluctuations, Northern Group sales increased by 0.9 percent and by 1.8 percent for the second quarter and year-to-date periods, respectively. The increase reflects new store openings, particularly in the United States, offset by comparable-store sales decreases of
4.7 percent and 5.4 percent for the second quarter and year-to-date periods, respectively.

         Specialty Footwear 1998 second quarter and year-to-date sales decreased
10.1 percent and 7.8 percent as compared with the corresponding prior-year periods. Excluding the impact of foreign currency fluctuations in the Australian operations, sales declined by 4.9 percent and by 2.3 percent for the 1998 second quarter and year-to-date periods, respectively. On a comparable-store basis, sales decreased by 3.6 percent for the second quarter and by 2.4 percent for the year-to-date period. These decreases were primarily due to the closure of 43 under-performing stores in the U.S. Kinney Shoe format since the second quarter 1997, offset in part by comparable-store increases in the Australian operations of 1.8 percent for the second quarter and 3.2 percent for the year-to-date period.

         Other Specialty 1998 second quarter and year-to-date comparable-store sales increased by 7.2 percent and by 6.3 percent, as compared with the corresponding prior-year periods. The increase primarily relates to the Afterthoughts format, reflecting positive customer responses to increased private-label product and the success of the format's larger-store design.

International General Merchandise
---------------------------------

         International General Merchandise sales decreased by 8.8 percent and by
13.1 percent for the second quarter and year-to-date periods, respectively. Excluding the impact of foreign currency fluctuations, sales decreased by 4.0 percent and by 8.5 percent for the second quarter and year-to-date periods, respectively. Comparable-store sales decreased by 5.8 percent for the second quarter and by 7.2 percent for the year-to-date period. These decreases reflect the overall difficulties of the German retail industry in the current recession and the negative impact of the increase in VAT rates in Germany as of April 1998.

OPERATING RESULTS
-----------------

Operating results from continuing operations (before corporate expense, interest expense, and income taxes) are as follows:



                                 Thirteen weeks ended    Twenty-six weeks ended
                                 --------------------    ----------------------
(in millions)                    August 1,    July 26,   August 1,    July 26,
By Segment:                        1998         1997       1998         1997
                                 --------     -------    --------     --------

   Specialty.....................$  18        $   85     $   40       $  148
   International General
     Merchandise.................. (13)           (9)       (14)         (12)
   Net gain on sales of
     real estate..................   1            --          1            4
   Disposed operations............  (9)           (2)        (2)          (9)
                                 -----         -----      -----        -----
                                 $  (3)       $   74     $   25       $  131
                                  =====        =====      =====        =====

By geographic area:
   Domestic......................$  14        $   74     $   45       $  142
   International..................  (9)            2        (19)          (6)
   Net gain on sales of real estate  1            --          1            4
   Disposed operations............  (9)           (2)        (2)          (9)
                                 -----         -----      -----        -----
                                 $  (3)       $   74     $   25       $  131
                                 =====         =====      =====        =====


Specialty
---------

         The Specialty segment's operating profit decreased by 78.8 percent and by 73.0 percent for the thirteen and twenty-six weeks ended August 1, 1998 as compared with the corresponding prior-year periods. The declines in Athletic Group sales contributed to higher than anticipated inventory levels and increased promotional markdowns to keep the product assortment current. Operating results for Specialty Footwear and the Northern Group for the 1998 second quarter and year-to-date periods also decreased due to sales declines and increased markdowns. Other Specialty operating results improved by 40.0 percent and by 33.3 percent for the 1998 second quarter and year-to-date periods, respectively, as compared with the corresponding prior-year periods predominantly related to the Afterthoughts format.

         Included in disposed operations for the twenty-six weeks ended August 1, 1998 is a $19 million gain from the sale of the Registrant's six-store nursery chain. This gain is offset by a $21 million loss for the shutdown of the Canadian Kinney Shoe, U.S. Randy River and Eagle Rock specialty footwear operations, including $8 million in operating losses. This is part of the Registrant's continuing program to reduce its investment in non-strategic businesses. The prior-year amount represents the operating results of these operations.

International General Merchandise
---------------------------------

         The International General Merchandise segment's operating loss increased by $4 million and by $2 million for the 1998 second quarter and year-to-date periods, respectively, as compared with the corresponding prior-year periods. The increased operating loss is primarily attributable to severance costs in Germany in connection with the ongoing improvement of its personnel structure.

SEASONALITY
-----------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used in operating activities was $274 million for the twenty-six weeks ended August 1, 1998, as compared with $113 million in the corresponding prior-year period, which principally reflects an additional $90 million used to purchase inventories. These additional inventory purchases contributed to a $28 million increase in accounts payable and other liabilities. Increased inventory reflects lower than anticipated sales and seasonal increases associated with the back to school season. Additionally, under the Registrant's new store and remodeling program, inventory was received for approximately 375 new and remodeled stores which are scheduled for completion in August and September.

         Net cash used in investing activities totaled $233 million for the twenty-six weeks ended August 1, 1998, as compared with $177 million used during the corresponding prior-year period. Cash used in investing activities for the twenty-six weeks ended July 26, 1997 was predominantly due to the first quarter cash acquisition of Eastbay, Inc. for $140 million, in a transaction accounted for as a purchase. Capital expenditures increased by $177 million of which $25 million relates to the Woolworth conversion stores, as compared with the corresponding prior-year period; approximately $545 million of capital expenditures are planned for the year as compared with $284 million in 1997.

         Increased inventory levels contributed to the increase in accounts payable at August 1, 1998 by $114 million as compared with July 26, 1997 and by $139 million as compared with January 31, 1998.

         Short-term debt at August 1, 1998 increased by $451 million and by $413 million as compared with January 31, 1998 and July 26, 1997. The increases in short-term debt were principally due to the significant capital expenditures required for the Registrant's aggressive new store and remodeling program and the acquisition of the Athletic Fitters stores for $29 million in February 1998. Lower than expected sales and higher than anticipated inventory levels also contributed to the increases in short-term borrowing levels.

         On June 22, 1998, the Registrant entered into an agreement to sell its Corporate Headquarters building in New York, the Woolworth Building. The transaction is expected to be completed in October 1998.

         As previously announced, the Registrant and The Sports Authority, Inc. have signed a definitive merger agreement pursuant to which The Sports Authority would become a wholly-owned subsidiary of the Registrant through a pooling of interests. There is a provision in the merger agreement that provides that for the transaction to be put to a vote of the shareholders of The Sports Authority, the Registrant's average stock price is at least $20.50 per share during one or more specified measuring periods prior to December 31, 1998. The transaction is subject to approval by The Sports Authority shareholders.

IMPACT OF YEAR 2000
-------------------

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Registrant, as well as for the government and most other companies. The Registrant has instituted a plan to assess its state of readiness for Y2K, to remediate those systems that are non-compliant and to assure that material third parties will be Y2K compliant.

State of Readiness
------------------

         The Registrant has assessed all mainframe, operating and application systems (including point of sale) for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, approximately 60 percent of the IT systems have been remediated. The Registrant anticipates the completion of all remediation of the IT systems by the end of 1998. Extensive testing of the remediated systems will be performed throughout 1999 for implementation during that year.

         Apart from the Y2K issue, the Registrant had developed and installed throughout its business units beginning in 1997 a comprehensive information computer system ("ECLIPSE"), encompassing merchandising, logistics, finance and human resources. The ECLIPSE project was undertaken for business reasons unrelated to Y2K. However, the installation of ECLIPSE eliminates the need to reprogram or replace certain existing software for Y2K compliance.

         The Registrant is presently compiling an inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a buildings' infrastructure. Once the inventory is complete, the systems will be prioritized and assessed for compliance. Preliminary investigations of the embedded chip systems indicate that Y2K will not affect systems such as heating, ventilation and security in most store locations. Ongoing testing and implementation of any remediation required for the non- IT systems will be performed throughout 1999.

Material Third Parties
----------------------

         Key vendors and service providers have been identified, and management intends to meet with these third parties to discuss the status of their compliance and to distribute a comprehensive compliance questionnaire. Approximately 20 vendors are considered key vendors of the Registrant.

Y2K Costs
---------

         The Registrant is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse affect continuing operations. The total estimated direct cost, excluding ECLIPSE, to remediate the Y2K issue is not expected to be material to the Registrant's results of operations or financial condition. All costs, excluding ECLIPSE, are being expensed as incurred.

Contingency Plan/Risks
----------------------

         The Registrant is in the process of developing contingency plans for those areas which might be affected by Y2K. Although the full consequences are unknown, the failure of either the Registrant's critical systems or those of its material third parties to be Y2K compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Registrant.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations, Y2K related actions, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, consumer preferences and economic conditions worldwide, and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the Y2K issue. Any changes in such assumptions or factors could produce significantly different results.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

     This information is incorporated by reference to the Legal Proceedings section of the Notes to Condensed Consolidated Financial Statements on page 8 of
Part I, Item 1.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

     (a) The Registrant's annual meeting of shareholders was held on June 11, 1998, in Watertown, Massachusetts. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 1998 Annual Meeting and Proxy Statement, both dated April 28, 1998.

     (b) Allan Z. Loren was elected as a director in Class III for a two-year term ending at the annual meeting of shareholders of the Registrant in 2000. Each of Roger N. Farah, James E. Preston and Christopher A. Sinclair was elected as a director in Class I for a three-year term ending at the annual meeting in 2001. All of such individuals previously served as directors of the Registrant. J. Carter Bacot, Purdy Crawford, Philip H. Geier Jr., Jarobin Gilbert Jr., Dale W. Hilpert, Margaret P. MacKimm and John J. Mackowski, having previously been elected directors of the Registrant for terms continuing beyond the 1998 annual meeting of shareholders, continue in office as directors.

     (c) The matters voted upon and the results of the voting were as follows:

         (1)  Election of Directors:

                                                               Abstentions and
     Name                      Votes For     Votes Withheld    Broker Non-Votes
     -----------------------   -----------   -----------      ----------------
     Roger N. Farah            114,158,903     5,841,327               --
     Allan Z. Loren            114,229,354     5,770,876               --
     James E. Preston          114,184,187     5,816,043               --
     Christopher A. Sinclair   101,191,554    18,808,676               --

         (2) Amendment of the Certificate of Incorporation to change the name the Registrant's name:

     Votes For                Votes Against  Abstentions      Broker Non-Votes
     ---------                -------------  -----------      ---------------
     94,158,905               24,356,846     1,484,479              --

         (3) Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year beginning February 1, 1998:

     Votes For           Votes Against       Abstentions   Broker Non-Votes
     ---------           -------------       -----------   ----------------
     118,472,061         207,227             1,320,942             --

         (4) Approval of the 1998 Stock Option and Award Plan:

     Votes For           Votes Against       Abstentions   Broker Non-Votes
     --------            -------------       -----------   ----------------
     100,453,155         17,881,428          1,665,647             --

         (5)  Shareholder Proposal on German Operations:

     Votes For           Votes Against       Abstentions  Broker Non-Votes
     --------            ------------        -----------  ----------------
     35,647,893          78,432,131          1,062,983    4,857,223

         (6)  Shareholder Proposal on Rights Plan:

     Votes For           Votes Against       Abstentions  Broker Non-Votes
     ---------           ------------        -----------  ----------------
     90,785,519          21,700,412          2,657,076    4,857,223

         At the close of business on the record date of April 23, 1998, there were issued and outstanding 135,251,929 shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 120,000,230 shares of Common Stock. Such shares represented 88.72 percent of the total number of shares of such class of stock issued and outstanding on the record date.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits
         --------

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 17 through 18. The exhibits which are in this report immediately follow the index.

     (b) Reports on Form 8-K
         -------------------

         The Registrant filed a report on Form 8-K dated May 7, 1998 (date of earliest event reported) reporting that it had signed a definitive merger agreement with The Sports Authority, Inc., whereby the Registrant will acquire The Sports Authority in a tax-free exchange of shares. The transaction is subject to approval by the shareholders of The Sports Authority, Inc. and to customary regulatory approvals.

         Additionally, the Registrant filed a report on Form 8-K dated June 11, 1998 (date of earliest event reported) reporting that the Board of Directors and the shareholders approved the proposal to change the name of the Registrant from Woolworth Corporation to Venator Group, Inc. effective as of June 11, 1998.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     VENATOR GROUP, INC.
                                                     --------------------
                                                     (Registrant)





Date: September 4, 1998                              /s/ Reid Johnson
                                                     ----------------
                                                     REID JOHNSON
                                                     Senior Vice President
                                                     and Chief Financial Officer

                               VENATOR GROUP, INC.
                               -------------------
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K
          -------------------------------------------------------------

Exhibit No. in Item 601
   of Regulation S-K                      Description
------------------------                  -----------

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

         3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the
                                          Department of State of the State of
                                          New York on (a) July 20, 1989 (b)
                                          July 24, 1990 (c) July 9, 1997
                                          (incorporated herein  by reference to
                                          Exhibit 3(i)(b) to the July 26, 1997
                                          Form 10-Q) and (d) June 11, 1998
                                          (incorporated herein by reference to
                                          Exhibit 4.2(a) of the Registration
                                          Statement on Form S-8 (Registration
                                          No.333-62425) previously filed with
                                          the SEC).

         3(ii) By-laws of the Registrant, as amended (incorporated herein by reference to
                                          Exhibit 4.2 of the Registration
                                          Statement on Form S-8  (Registration
                                          No. 333-62425) previously filed with
                                          the SEC).

         4.1 The rights of holders of the Registrant's equity securities are defined in the Registrant's
                                          Certificate of Incorporation, as
                                          amended (incorporated herein by
                                          reference to Exhibits 3(i)(a) and
                                          3(i)(b) to the July 26, 1997 Form
                                          10-Q and Exhibit 4.2(a) to the
                                          Registration Statement on Form S-8
                                          (Registration No. 333-62425)
                                          previously filed with the SEC).

         4.2 Rights Agreement dated as of March 11, 1998, between Venator Group, Inc. and First Chicago Trust Company of
                                          New York, as Rights Agent
                                          (incorporated herein by reference to
                                          Exhibit 4 to the Form 8-K dated March
                                          11, 1998).

         4.3 Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No.33-43334) previously filed with the SEC).

         4.4 Forms of Medium-Term Notes (Fixed Rate and Floating Rate) (incorporated herein by reference to Exhibits 4.4 and 4.5 to the Registration Statement on Form S-3 (Registration No.33-43334) previously filed with the SEC).

         4.5 Form of 81/2% Debentures due 2022 (incorporated herein by reference to
                                          Exhibit 4 to the Registrant's Form
                                          8-K dated January 16, 1992).

         4.6                              Purchase Agreement dated June 1, 1995
                                          and Form of 7% Notes due 2000
                                          (incorporated herein by reference to
                                          Exhibits 1 and 4,respectively, to the
                                          Registrant's Form 8-K dated June 7,
                                          1995).

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

         12                                Computation of Ratio of Earnings to
                                           Fixed Charges.

         13                                                *

         15                                Letter re: Unaudited Interim
                                           Financial Statements.

         16                                                *
         17                                                *
         18                                                *
         19                                                *
         20                                                *
         21                                                *
         22                                                *
         23                                                *
         24                                                *
         25                                                *
         26                                                *

         27.1                              Financial   Data  Schedule, August 1,
                                           1998 (which is submitted
                                           electronically to the SEC for
                                           information only and not filed).

         27.2 Restated Financial Data Schedule - July 26, 1997 (which is submitted electronically to the SEC for information only and not filed).

         99                                Independent Accountants' Review
                                           Report.

     ______________
  *  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.                                    Description
----------                                     -----------

     12                  Computation of Ratio of Earnings to Fixed Charges.

     15                  Letter re:  Unaudited Interim Financial Statements.

     27.1                Financial Data Schedule - August 1, 1998.

     27.2                Restated Financial Data Schedule - July 26, 1997.

     99                  Independent Accountants' Review Report.