Form 10-Q
period 1998-12-15
VENATOR GROUP INC
filed 1998-12-15
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended October 31, 1998
                               -----------------


Commission file no. 1-10299
                    -------


                               VENATOR GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


             New York                             13-3513936
--------------------------------           ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


233 Broadway, New York, New York                                    10279-0003
---------------------------------------                             ----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number:  (212)-553-2000
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES  X     NO
                                            ----      ----



Number of shares of Common Stock outstanding at November 27, 1998: 135,614,566
                                                                   -----------

                               VENATOR GROUP, INC.
                               -------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                     Page No.
                                                                     --------
Part I. Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets.......................1

             Condensed Consolidated Statements
                of Operations............................................2

             Condensed Consolidated Statements
                of Comprehensive Income (Loss)...........................3

             Condensed Consolidated Statements
                of Retained Earnings.....................................4

             Condensed Consolidated Statements
                of Cash Flows............................................5

             Notes to Condensed Consolidated
                Financial Statements...................................6-9

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........9-15


Part II.  Other Information

     Item 1.     Legal Proceedings......................................16

     Item 6.     Exhibits and Reports on Form 8-K.......................16

                 Signature..............................................17

                 Index to Exhibits...................................18-20

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  FINANCIAL STATEMENTS
-------  --------------------


                               VENATOR GROUP, INC.
                               -------------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                  (in millions)

                                     October 31,   October 25,    January 31,
                                           1998          1997           1998
                                           ----          ----           ----
                                        (Unaudited)   (Unaudited)    (Audited)

                                     ASSETS
                                     ------
Current assets
   Cash and cash equivalents ........... $  147        $    17        $    81
   Merchandise inventories .............  1,112            886            754
   Net assets of discontinued operations    220            597            619
   Other current assets ................    136            149            131
                                          -----          -----          -----
                                          1,615          1,649          1,585
Property and equipment, net ............    916            511            625
Deferred charges and other assets ......    614            655            585
                                          -----          -----          -----
                                         $3,145        $ 2,815        $ 2,795
                                          =====          =====          =====


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Short-term debt ..................... $  371        $    21        $    --
   Accounts payable and accrued
      liabilities ......................    652            490            507
   Current portion of reserve for
      discontinued operations ..........    217            128             72
   Current portion of long-term debt
      and obligations  under capital
        leases .........................     20             13             19
                                           ----           ----           ----
                                          1,260            652            598
Long-term debt and obligations
   under capital leases ................    508            510            508
Deferred taxes and other liabilities ...    345            432            400
Reserve for discontinued operations ....     30             67             18
Shareholders' Equity
   Common stock and paid-in capital ....    327            315            317
   Retained earnings ...................    860            925          1,033
   Accumulated other comprehensive loss .  (185)           (86)           (79)
                                          -----           ----          -----
 Total shareholders' equity ............  1,002          1,154          1,271
Commitments ............................
                                          -----          -----          -----
                                        $ 3,145        $ 2,815        $ 2,795
                                          =====          =====          =====

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                     (in millions, except per share amounts)

                                 Thirteen weeks ended   Thirty-nine weeks ended
                                 --------------------   -----------------------
                               October 31,  October 25, October 31,  October 25,
                                   1998         1997         1998        1997
                                   ----         ----         ----        ----
Sales.........................  $ 1,122     $  1,107      $ 3,223    $  3,198

Costs and expenses
  Cost of sales...............      840          741        2,324       2,167
  Selling, general and
     administrative expenses .      302          252          827         744
  Depreciation and amortization      38           30          108          90
  Interest expense, net.......       18            8           35          25
  Other income................        -            -          (19)          -
                                  -----        -----        -----       -----
                                  1,198        1,031        3,275       3,026
                                  -----        -----        -----       -----

Income (loss) from continuing
  operations before income
  taxes ......................      (76)          76          (52)        172
Income tax expense (benefit) .      (36)          26          (26)         65
Income (loss) from continuing      ----         ----         ----        ----
  operations .................      (40)          50          (26)        107

Income (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $6, $5,
 $(14) and $(26), respectively        6            5          (26)        (37)

Net loss on disposal of
  discontinued operations, net
  of income tax expense (benefit)
  of $52, $0, $52, and $(115),
  respectively ...............      (121)          -         (121)       (195)
                                   -----       -----        -----       -----
Net income (loss) ............  $   (155)   $     55     $   (173)   $   (125)
                                   ======      =====        ======      ======

Basic earnings per share:
  Income (loss) from continuing
    operations ...............  $  (0.29)   $   0.37     $  (0.19)   $   0.80
  Income (loss) from
    discontinued operations ..     (0.85)       0.04        (1.08)      (1.73)
                                   ------       ----        ------      ------
  Net income (loss) ..........  $  (1.14)   $   0.41     $  (1.27)   $  (0.93)
                                   =====       =====        =====       =====
Weighted-average common shares
    outstanding ..............     135.6       134.9        135.4       134.5

Diluted earnings per share:
  Income (loss) from continuing
    operations .............    $  (0.29)   $   0.37     $   (0.19)  $   0.79
  Income (loss) from discontinued
    operations ...............     (0.85)       0.03         (1.08)     (1.71)
                                   -----       -----         -----      -----
     Net income (loss) .......  $  (1.14)   $   0.40     $   (1.27)  $  (0.92)
Weighted-average common shares     =====       =====         =====      =====
  assuming dilution ..........     135.6       136.3         135.4      135.8

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        ----------------------------------------------------------------
                                   (Unaudited)
                                  (in millions)

                              Thirteen weeks ended      Thirty-nine weeks ended
                              --------------------      -----------------------
                              October 31,  October 25, October 31,  October 25,
                                  1998        1997         1998         1997
                                  ----        ----         ----         ----
Net income (loss)...........  $   (155)    $    55     $  (173)     $    (125)

Other comprehensive income
  (loss), net of tax:

  Foreign currency translation
    adjustments:
    Translation adjustments
    arising during period
    (pre-tax $(216), $10,
    $(216),  and $(114),
    respectively)...........       (108)          6       (108)          (71)
    Less: reclassification
    adjustment for gains included
    in net income (loss)
    (pre-tax $298)..........        149           -        149             -
                                  -----       -----      -----          -----
                                     41           6         41           (71)
  Minimum pension liability
    adjustments (pre-tax $4)          2           -          2             -
                                  -----       -----      -----          -----
Comprehensive income (loss).   $   (112)    $    61    $  (130)     $   (196)
                                  =====       =====      =====          =====




















     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             ------------------------------------------------------
                                   (Unaudited)
                                  (in millions)

                                                    Thirty-nine weeks ended
                                                  -----------------------------
                                                  October 31,        October 25,
                                                     1998               1997
                                                     ----               ----

Retained earnings at beginning of year ...       $  1,033             $ 1,050
Net loss .................................           (173)               (125)
                                                    -----               -----
Retained earnings at end of interim period        $   860             $   925
                                                    =====               =====





























     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                  (in millions)

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                    October  31,     October 25,
                                                       1998             1997
                                                       ----             ----
From Operating Activities:
 Net loss .......................................   $  (173)         $  (125)
 Adjustments to reconcile net loss to net cash ..
   provided by (used in) operating activities:
       Non-cash charge for discontinued operations,
       net of tax .................................     121              195
       Discontinued operations reserve activity .      (127)            (104)
       Depreciation and amortization ............       108               90
       Net gain on sales of real estate .........         -               (3)
       Net gain on sales of assets and investments      (19)               -
       Deferred income taxes ....................       (38)             (37)
Change in assets and liabilities, net of acquisition:
       Merchandise inventories ..................      (356)            (238)
       Accounts payable and other liabilities ...       146               29
       Net assets of discontinued operations ....       (56)             299
       Other, net ...............................       (15)             (54)
Net cash provided by (used in) operating               ----             ----
       activities ...............................      (409)              52
                                                       ----             ----
From Investing Activities:
   Net proceeds from businesses disposed ........       495                -
   Proceeds from sales of assets and investments         22                -
   Proceeds from sales of real estate ...........         -                3
   Capital expenditures .........................      (395)            (114)
   Payments for businesses acquired, net of cash
     acquired ...................................       (29)            (148)
   Net cash provided by (used in) investing            ----             ----
     activities .................................        93             (259)
                                                       ----             ----
From Financing Activities:
   Increase in short-term debt ..................       371               21
   Reduction in long-term debt and capital lease
     obligations ................................        (2)              (2)
   Issuance of common stock .....................        10               16
                                                       ----             ----
     Net cash provided by financing activities ..       379               35
                                                       ----             ----
Effect of exchange rate fluctuations
   on Cash and Cash Equivalents .................         3               (8)
                                                       ----             ----
Net change in Cash and Cash Equivalents .........        66             (180)
Cash and Cash Equivalents at beginning of year ..        81              197
                                                       ----             ----
Cash and Cash Equivalents at end of interim period  $   147          $    17
                                                       ====             ====
Cash paid during the period:
   Interest .....................................   $    32          $    21
   Income taxes .................................   $    14          $    58

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Basis of Presentation
---------------------

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 31, 1998, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 1998. The Condensed Consolidated Statement of Comprehensive Income
(Loss) was prepared in conformity with generally accepted accounting principles and was not required for the year ended January 31, 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended October 31, 1998 are not necessarily indicative of the results expected for the year. All financial statements have been restated to reflect the discontinuance of the Specialty Footwear and International General Merchandise segments.

Name Change
-----------

     The Registrant changed its name to Venator Group, Inc. (formerly Woolworth Corporation) effective June 11, 1998.

Discontinued Operations
-----------------------

     On September 22, 1998, the Registrant announced that it is exiting its International General Merchandise segment. On October 22, 1998, the Registrant completed the sale of its 357 store German general merchandise business for $563 million, pursuant to a definitive agreement. The Registrant recorded a net gain on the disposal of the International General Merchandise segment of $174 million before-tax, or $39 million after-tax, in the third quarter 1998. The disposition of the International General Merchandise segment will be completed in 1999.

     On September 16, 1998, the Registrant announced that it is exiting its Specialty Footwear segment including 467 Kinney Shoe stores and 103 Footquarters stores. The Registrant expects to convert approximately 60 of these locations to its Lady Foot Locker, Kids Foot Locker, and Colorado formats. Additionally, the Registrant will launch a new athletic outlet chain utilizing approximately 35 Footquarters locations and 40 existing Foot Locker and Champs Sports outlet stores. The remaining stores are expected to close or be disposed of in 1999. The Registrant recorded a charge to earnings of $243 million before-tax, or $160 million after-tax, for the loss on disposal of the Specialty Footwear operations.

     On July 17, 1997, the Registrant announced that it was exiting its 400 store Domestic General Merchandise segment and recorded a charge to earnings of $310 million before-tax, or $195 million after-tax, for the loss on disposal of discontinued operations. The Registrant plans to convert approximately 150 locations to Foot Locker, Champs Sports, and other athletic or specialty formats. The Registrant has opened 147 stores in former domestic general merchandise locations through October 31, 1998.

     The results of operations for all periods presented for the International General Merchandise segment, the Specialty Footwear segment, and the Domestic General Merchandise segment have been classified as discontinued operations in the Condensed Consolidated Statements of Operations.

     Sales and net income or loss from discontinued operations for the quarter and year-to-date periods through the date of discontinuance of each segment are presented below.


Sales                             Thirteen weeks ended   Thirty-nine weeks ended
-----                             --------------------   -----------------------
(in millions)                    October 31, October 25, October 31, October 25,
                                     1998      1997        1998         1997
                                     ----      ----        ----         ----
International General Merchandise   $  234    $  340     $   842      $ 1,040
Specialty Footwear ..............       79       136         301          384
Domestic General Merchandise ....        -         -           -          427
                                      ----      ----       -----        -----
Total ...........................   $  313    $  476     $ 1,143      $ 1,851
                                      ====      ====       =====        =====

Net income (loss)                 Thirteen weeks ended   Thirty-nine weeks ended
-----------------                 --------------------   -----------------------
(in millions)                    October 31, October 25, October 31, October 25,
                                     1998      1997        1998         1997
                                     ----      ----        ----         ----
International General Merchandise   $   (1)   $    4    $     (9)     $    (2)
Specialty Footwear ..............        7         1         (17)          (7)
Domestic General Merchandise ....        -         -           -          (28)
                                      ----      ----        ----         ----
Total ...........................   $    6    $    5    $    (26)     $   (37)
                                      ====      ====        ====         ====

The following is a summary of the net assets of discontinued operations:

(in millions)                       October 31,      October 25,       Jan. 31,
                                        1998            1997             1998
                                        ----            ----             ----
International General Merchandise
Assets ..........................    $    57         $   854           $   786
Liabilities .....................         13             419               354
Net assets of discontinued              ----            ----              ----
  operations ....................    $    44         $   435           $   432
                                        ====            ====              ====
Specialty Footwear
Assets ..........................    $   190         $   244           $   213
Liabilities .....................         26              33                33
Net assets of discontinued              ----            ----              ----
  operations ....................    $   164         $   211           $   180
                                        ====            ====              ====
Domestic General Merchandise
Assets ..........................    $    46         $   100           $    28
Liabilities .....................         34             149                21
Net assets (liabilities) of             ----            ----              ----
  discontinued operations .......    $    12         $   (49)          $     7
                                        ====            ====              ====
Total Net Assets of discontinued
  operations ...................     $   220         $   597           $   619
                                        ====            ====              ====

     The assets of each segment consist primarily of inventory and fixed assets. The liabilities of the International General Merchandise segment at October 25, 1997 and January 31, 1998 predominantly include amounts due to vendors and pension liabilities. The decrease in net assets of International General Merchandise discontinued operations at October 31, 1998 reflects the sale of the German general merchandise operations on October 22, 1998. The liabilities of the Specialty Footwear and Domestic General Merchandise segments primarily reflect amounts due to vendors.

     The discontinued operations reserve for International General Merchandise of $41 million was reduced by a $2 million foreign currency translation adjustment. Disposition activity of $48 million for the period from September 16, 1998 to October 31, 1998 reduced the reserve of $243 million recorded for Specialty Footwear discontinued operations to $195 million. Disposition activity related to the discontinued operations reserve for the quarter and year-to-date periods ended October 31, 1998 was approximately $32 million and $77 million, respectively, for the domestic general merchandise business. The remaining reserve balance at October 31, 1998 was $13 million.

Earnings Per Share
------------------

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

                               Thirteen weeks ended     Thirty-nine weeks ended
                               --------------------     -----------------------
                               October 31,  October 25, October 31,  October 25,
(in millions)                    1998          1997        1998          1997
                                 ----          ----        ----          ----
Weighted-average common shares
   outstanding ................  135.6        134.9       135.4         134.5
Incremental common shares
   issuable ...................      -          1.4           -           1.3
Weighted-average common shares   -----        -----       -----         -----
   assuming dilution ..........  135.6        136.3       135.4         135.8
                                 =====        =====       =====         =====

     Incremental common shares were not included in the computation for the quarter and year-to-date periods ended October 31, 1998 since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. For the thirteen and the thirty-nine weeks ended October 25, 1997, options with an exercise price greater than the average market price are not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

Comprehensive Income
--------------------

     The Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in the financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes in minimum pension liability which are recorded directly to shareholders' equity. Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $142 million, $49 million, and $34 million, and minimum pension liability adjustments of $43 million, $37 million, and $45 million, at October 31, 1998, October 25, 1997, and January 31, 1998, respectively.

Reclassifications
-----------------

     Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period. As discussed above, all financial statements have been restated to reflect the discontinuance of the Specialty Footwear and International General Merchandise segments.

Legal Proceedings
-----------------

         There are no material legal proceedings.

Recent Accounting Pronouncements
--------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for fiscal years beginning after December 15, 1997 and therefore, effective for the Registrant in 1998. The Registrant will adopt the provisions of this standard in the fourth quarter of 1998. SFAS No. 131 supersedes previously established standards for reporting operating segments in the financial statements and requires disclosures regarding selected information about operating segments in interim and annual financial reports.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997 and therefore, effective for the Registrant in 1998. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

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

Short-Term Debt
---------------

     On September 25, 1998, the Registrant borrowed $180 million under a separate loan agreement ,in addition to amounts borrowed under its April 9, 1997 $500 million revolving credit agreement ("revolving credit agreement"). This facility was subsequently repaid with proceeds received from the sale of its German general merchandise business. Due to lower than planned earnings in the quarter and the charges related to the closing of the Registrant's Specialty Footwear operations, the Registrant obtained a waiver with regard to certain financial covenants contained in the revolving credit agreement for the period from October 31, 1998 through March 19, 1999. During the waiver period, the Registrant is prohibited from paying cash dividends or repurchasing, redeeming, retiring, or acquiring any shares of its capital stock. The Registrant is in the process of amending its revolving credit agreement and expects to have an amended credit facility in place prior to expiration of the waiver.

Subsequent Event
----------------

     On June 22, 1998, the Registrant entered into an agreement to sell its Corporate Headquarters building in New York, the Woolworth Building, and lease back four floors. These transactions were completed on December 4, 1998 for gross proceeds of $137.5 million. The Registrant will record a gain on the sale totaling approximately $55 million after-tax, a substantial portion of which will be recongnized in the fourth quarter with the remainder recognized over the lease terms.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     As discussed more fully in the footnotes to the Condensed Consolidated Financial Statements, the Registrant announced that it was exiting its Specialty Footwear and its International General Merchandise segments. Accordingly, the results of operations for all periods presented for these businesses have been classified as discontinued operations and all financial statements have been restated.

     Total sales for the 1998 third quarter increased 1.4 percent to $1,122 million as compared with $1,107 million for the third quarter of 1997, reflecting sales from 384 additional stores, offset by a comparable-store sales decline of 5.3 percent. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased 2.8 percent for the quarter.

     Sales for the thirty-nine weeks ended October 31, 1998 increased 0.8 percent to $3,223 million as compared with $3,198 million for the same period a year earlier. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased 2.0 percent as compared with the corresponding prior-year period. Year-to-date comparable-store sales decreased
6.4 percent.

     Gross margin, as a percentage of sales, decreased 790 basis points to 25.1 percent for the quarter and decreased from 32.2 percent to 27.9 percent for the year-to-date period in 1998, as compared with the corresponding periods a year earlier. These declines primarily reflect increased markdowns as a result of the Registrant's decision to embark on an aggressive inventory reduction program in the third quarter 1998 to ensure that inventories remain current in order to enhance its competitiveness for 1999.

     Selling, general and administrative expenses increased $50 million and $83 million for the thirteen and thirty-nine weeks ended October 31, 1998 as compared with the corresponding prior-year periods. These increases primarily reflect the incremental costs associated with the additional stores year-over-year attributable to the new store program. These increases were partially offset by decreases in net pension and net postretirement benefit expense, which primarily reflects the amortization of the plans' unrecognized gains and losses over the average remaining life expectancy of inactive participants, who now comprise the majority of the plans' participants. Previously, the unrecognized gains and losses were amortized over the average remaining service period of active participants.

     Third quarter operating results from continuing operations (before corporate expense, interest expense and income taxes) reflect a $30 million loss for 1998 as compared with a profit of $91 million for the third quarter of 1997, reflecting a significant increase in inventory markdown activity and an increase in selling, general and administrative expenses. For the thirty-nine weeks ended October 31, 1998, operating profit declined to $43 million from $245 million in the corresponding prior-year period.

     Interest expense, net of interest income, increased $10 million for the 1998 third quarter and year-to-date periods as compared with the corresponding prior-year periods. The incremental interest expense is attributable to increased short- term borrowing levels during 1998 and is partially offset by interest income of approximately $7 million related to a franchise tax settlement in the second quarter.

     The Registrant reported a loss from continuing operations for the thirteen weeks ended October 31, 1998 of $40 million, or $0.29 per diluted share, as compared with income of $50 million, or $0.37 per diluted share for the prior-year period ended October 25, 1997. Year-to-date continuing operations include a $26 million loss for 1998 as compared with $107 million in income for the prior-year period.

     During the quarter the effective tax rate was adjusted to 47.4 percent and 50 percent for the quarter and year-to-date periods ended October 31, 1998, respectively, as compared with 34.2 percent and 37.8 percent for the corresponding prior-year periods. The increase reflects the impact of non-deductible terms, such as goodwill amortization, at lower earnings levels.

     The net loss for the quarter of $155 million or $1.14 per diluted share includes $115 million (after-tax) or $0.85 per diluted share for discontinued operations. This compares with net income of $55 million, or $0.40 per diluted share for the corresponding prior-year period. The net loss for the thirty-nine weeks ended October 31, 1998 of $173 million or $1.27 per diluted share, includes $147 million (after-tax), or $1.08 per diluted share for discontinued operations. This compares with a net loss of $125 million, or $0.92 per diluted share for the corresponding prior-year period, which includes $232 million (after-tax) or $1.71 per diluted share for discontinued operations.

     Consistent with an announcement made by the Registrant during the quarter, in light of current trends, particularly in athletic apparel, and based upon its intention to continue to position its inventory properly for the beginning of 1999, the Registrant expects fourth quarter earnings to be below plan.

     The Registrant ended the third quarter with 5,964 stores consisting of 3,869 in the Athletic Group, 914 in the Northern Group and 1,181 in Other Specialty. This compares with 5,580 stores at the end of the corresponding prior-year period. During the thirty-nine weeks ended October 31, 1998, the Registrant opened 500 stores, closed or disposed of 258 stores and remodeled or relocated 361 stores. Of the 500 stores opened, 90 stores represent the first quarter acquisition of Athletic Fitters stores.

SALES
-----

The following table summarizes sales for continuing operations by segment and geographic area:

                                Thirteen weeks ended     Thirty-nine weeks ended
                                --------------------     -----------------------
(in millions)                 October 31,  October 25,  October 31,  October 25,
By Segment: ................      1998         1997         1998         1997
                                  ----         ----         ----         ----
Specialty:
   Athletic Group ..........  $    945     $    912     $  2,730     $  2,685
   Northern Group ..........        97          110          256          270
   Other Specialty .........        80           79          233          229
                                 -----        -----        -----        -----
Specialty total ............     1,122        1,101        3,219        3,184
                                 =====        =====        =====        =====


Disposed operations ........        -             6            4           14
                                 -----        -----        -----        -----
                              $ 1,122      $  1,107     $  3,223      $ 3,198
                                 =====        =====        =====        =====

By Geographic Area:
   Domestic ................  $   936      $   909      $  2,711      $ 2,681
   International ...........      186          192           508          503
   Disposed operations .....        -            6             4           14
                                -----        -----         -----        -----
                              $ 1,122      $ 1,107      $  3,223      $ 3,198
                                =====        =====         =====        =====

     Athletic Group sales increased by 3.6 percent for the 1998 third quarter and by 1.7 percent for the year-to-date period, as compared with the corresponding periods a year earlier. The increase was primarily attributable to sales from 360 additional stores and also, in part, to increased sales from remodeled stores. Comparable-store sales declined by 5.1 percent and by 7.1 percent for the quarter and year-to-date periods reflecting decreased sales of branded and licensed product, offset by improved sales from several athletic footwear categories, such as running, trail and basketball.

     Excluding the impact of foreign currency fluctuations, the Northern Group's sales decreased by 8.7 percent and by 1.9 percent for the thirteen and thirty-nine week periods, respectively. Comparable-store sales declined by 15.7 percent and 9.6 percent, respectively, reflecting the impact of a change in merchandise mix and decreased sales from stores in the southern United States, which experienced unusually mild weather in the fall.

     Other Specialty 1998 third quarter and year-to-date comparable-store sales increased by 9.9 percent and by 7.4 percent, as compared with the corresponding prior-year periods. The afterthoughts format is primarily responsible for these increases, reflecting, in part, the success of the format's larger-store design.

OPERATING RESULTS
-----------------

Operating results from continuing operations (before corporate expense, interest expense, and income taxes) are as follows:


                                   Thirteen weeks ended  Thirty-nine weeks ended
                                   --------------------  -----------------------
(in millions)                    October 31, October 25,  October 31, October 25
                                     1998        1997       1998          1997
                                     ----        ----       ----          ----
   Specialty ....................  $ (30)     $    92    $    26        $  247
   Disposed operations ..........      -           (1)        17            (2)
                                    ----         ----       ----          ----
                                   $ (30)     $    91    $    43        $  245
                                    ====         ====       ====          ====
By Geographic Area:
   Domestic .....................  $ (36)     $    75    $    24        $  225
   International ................      6           17          2            22
   Disposed operations ..........      -           (1)        17            (2)
                                    ----         ----       ----          ----
                                   $ (30)     $    91    $    43        $  245
                                    ====         ====       ====          ====

     The Specialty segment reported a loss of $30 million for the 1998 third quarter as compared with a profit of $92 million in the 1997 third quarter. The Athletic Group sales increases were more than offset by the increased promotional markdowns taken as part of the aggressive inventory reduction program undertaken by the Registrant in the third quarter, in order to keep the product assortment current and enhance the Registrant's competitiveness for 1999. Operating results for the Northern Group for the 1998 third quarter and year-to-date periods decreased due to disappointing sales. Other Specialty operating results improved by 42.9 percent and by 36.4 percent for the thirteen and thirty-nine weeks ended October 31, 1998, respectively, as compared with the corresponding prior year periods, predominantly related to the afterthoughts format.

     Included in disposed operations for the thirty-nine weeks ended October 31, 1998 is a $19 million gain from the sale of the Registrant's six-store nursery chain. This gain is offset by a $2 million loss, including operating losses, for the shutdown of the U.S. Randy River operations. This is part of the Registrant's continuing program to reduce its investment in non-strategic businesses. The prior-year amount represents the operating results of these operations.


SEASONALITY
-----------

     The Registrant's businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportion of sales and net income is generated in the first quarter, reflecting seasonal buying patterns. As a result of these seasonal sales patterns, inventory generally increases in the third quarter in anticipation of the strong fourth quarter sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used in operating activities was $409 million for the thirty-nine weeks ended October 31, 1998, as compared with net cash provided by operating activities of $52 million in the corresponding prior-year period. This principally reflects the liquidation of the domestic general merchandise business in the prior year and the operating losses incurred from continuing operations in 1998. Inventories purchased in 1998 contributed to the increase in accounts payable, and included inventory for approximately 200 new and remodeled stores which were scheduled for completion in November.

     Net cash from investing activities totaled $93 million for the thirty-nine weeks ended October 31, 1998, as compared with $259 million net cash used during the corresponding prior-year period. On October 22, 1998, the Registrant sold its German general merchandise business for $563 million. Net proceeds received from the sale amounted to $495 million, the majority of which were used to reduce short-term borrowings. Cash used in investing activities in the prior year was predominantly due to the first quarter acquisition of Eastbay, Inc. for $140 million, in a transaction accounted for as a purchase. Capital expenditures totaled $395 million for the thirty-nine weeks ended October 31, 1998 as compared with $114 million for the corresponding prior-year period reflecting planned expenditures related to the Registrant's aggressive new store and remodeling program. Additionally, the increase is attributable to unplanned expenditures relating to the repositioning of 50 additional domestic general merchandise locations, as well as costs associated with a European distribution center and the relocation and reduction in size of the Registrant's divisional and corporate office space in connection with the sale of its Corporate Headquarters. Capital expenditures for 1998 are expected to total $515 million.

     Short-term debt, net of cash, increased by $220 million as of October 31, 1998, from October 25, 1997, reflecting increased borrowings under the Registrant's revolving credit agreement primarily due to lower than expected sales and increased capital expenditures. During the quarter, the Registrant borrowed $180 million under a separate loan agreement, in addition to amounts borrowed under the revolving credit agreement. This facility was subsequently repaid with proceeds received from the sale of its German general merchandise business. Due to lower than planned earnings in the quarter and the charges related to the closing of the Registrant's Specialty Footwear operations, the Registrant obtained a waiver with regard to the fixed charge coverage ratio and the minimum consolidated tangible net worth covenants contained in the revolving credit agreement for the period from October 31, 1998 through March 19, 1999. During the waiver period, the Registrant is prohibited from paying cash dividends or repurchasing, redeeming, retiring, or acquiring any shares of its capital stock. The Registrant is in the process of amending its revolving credit agreement and expects to have an amended credit facility in place prior to expiration of the waiver.

     The Registrant completed the sale of its Corporate Headquarters building in New York, the Woolworth Building, and leased back four floors, on December 4, 1998 for gross proceeds of $137.5 million. The net proceeds will be used for general corporate purposes.

     On September 10, 1998, the Registrant and The Sports Authority, Inc. jointly announced that they had mutually agreed to terminate, effective immediately, the merger agreement pursuant to which The Sports Authority would have become a wholly-owned subsidiary of the Registrant through a pooling of interests.

                        YEAR 2000 READINESS DISCLOSURE
                         ------------------------------

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

State of Readiness
------------------

     The Registrant has assessed all mainframe, operating and application systems (including point of sale) for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. Those applications considered most critical to the Registrant's business operations have been remediated and testing is scheduled to begin in December 1998. The remediation of the point of sale equipment is expected to be completed in early 1999, with pilot testing anticipated in March and April. Extensive testing of all remediated systems will be performed throughout 1999 for implementation during that year.

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

     The Registrant has compiled a comprehensive inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. Management is currently in the process of establishing the priority and possible remediation of systems identified as non-compliant. Preliminary investigations of the embedded chip systems indicate that Y2K will not affect systems such as heating, ventilation and security in most store locations. Ongoing testing and implementation of any remediation required for the non-IT systems will be performed throughout 1999.

Material Third Parties
----------------------

     Key vendors and service providers have been identified, whose non-compliance could have a material impact on the Registrant's ability to operate worldwide. Management has undertaken to determine the state of readiness of its approximately 20 key vendors by issuing questionnaires and conducting meetings and on-site visits. The level of compliance of the Registrant's major providers of banking services, transportation, telecommunications and utilities is in the course of being ascertained and the related risks established.

Y2K Costs
---------

     The Registrant is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total direct cost, excluding ECLIPSE, to remediate the Y2K issue is estimated to be approximately $5 million, of which $1.2 million has been spent. All costs, excluding ECLIPSE, are being expensed as incurred and are funded through operating cash flows. The Registrant's Y2K costs are based on management's best estimates and may be updated as additional information becomes available. Management does not expect the total Y2K remediation costs to be material to the Registrant's results of operations or financial condition.

Contingency Plan/Risks
----------------------

     The Registrant is in the process of developing contingency plans for those areas which might be affected by Y2K. Although the full consequences are unknown, the failure of either the Registrant's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the results of operations or financial condition of the Registrant.

IMPACT OF EUROPEAN MONETARY UNION
---------------------------------

     The European Union is comprised of fifteen member states, eleven of which will adopt a common currency, the "euro," effective January 1, 1999. From that date until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the euro. Monetary, capital, foreign exchange and interbank markets will convert to the euro and non-cash transactions will be possible in euros. On January 1, 2002, euro bank notes and coins will be issued and the former national currencies will be withdrawn from circulation no later than July 1, 2002.

     The Registrant has reviewed the impact of the euro conversion on its information systems, accounting systems, vendor payments and human resources. Modifications required to be made to the point of sale hardware and software will be facilitated by the Y2K remediation.

     The adoption of a single European currency will lead to greater product pricing transparency and a more competitive environment. The Registrant will display the euro equivalent price of merchandise as a customer service during the transition period, as will many retailers until the official euro conversion in 2002. The Registrant does not expect the euro conversion to have a material adverse effect on its results of operations or financial condition.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations, Y2K and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, consumer preferences and economic conditions worldwide and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the Y2K and euro issues. Any changes in such assumptions or factors could produce significantly different results.

                          PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

     There are no material legal proceedings.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits
         --------

          An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 18 through 20. The exhibits which are in this report immediately follow the index.

     (b) Reports on Form 8-K
         --------------------

          The Registrant filed a report on Form 8-K dated August 12, 1998 (date of earliest event reported) reporting that the Board of Directors amended the By-laws of the Registrant to provide that the fiscal year of the Registrant shall end on the Saturday closest to the last day in January of each year, rather than on the last Saturday in January.

          The Registrant filed a report on Form 8-K dated September 10, 1998 (date of earliest event reported) reporting that the Registrant and The Sports Authority, Inc. jointly announced that they had mutually agreed to terminate the merger agreement, effective immediately, pursuant to which the Registrant would have acquired The Sports Authority, Inc. in a tax-free exchange of shares.

          The Registrant filed a report on Form 8-K dated September 16, 1998 (date of earliest event reported) reporting that: (i) the Registrant announced that it is exiting its Specialty Footwear operations, including 467 Kinney Shoe stores and 103 Footquarters stores, on September 16, 1998, and (ii) on September 22, 1998, the Registrant announced that it is exiting its International General Merchandise business, including its 357 store German general merchandise operations, which are being sold pursuant to a definitive agreement in a management led buy-out backed by Electra Fleming, based in London.

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



                                                   VENATOR GROUP, INC.
                                                   --------------------
                                                   (Registrant)





Date: December 14, 1998                            /s/ Reid Johnson
                                                   --------------------------
                                                   REID JOHNSON
                                                   Senior Vice President
                                                   and Chief Financial Officer

                               VENATOR GROUP, INC.
                               -------------------
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K
           -----------------------------------------------------------

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

         3(i)(b)         Certificates  of   Amendment of  the   Certificate  of
                         Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989 (b) July 24, 1990 (c) July 9, 1997
                         (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q) and (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed with the SEC).

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

Exhibit No. in Item 601
  of Regulation S-K                             Description
  -----------------                             -----------

         4.5 Form of 8 1/2 % Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant's Form 8-K dated January 16, 1992).

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

         5                                           *
         8                                           *
         9                                           *

         10.1            Venator Group Executive Severance Pay Plan.

         10.2            Form of Senior Executive Severance Agreement.

         10.3            Bridge Loan Agreement dated as of September 25, 1998.

         10.4 Waiver dated as of November 6, 1998 to the Credit Agreement dated April 9, 1997.

         10.5            Agreement  with S. Ronald  Gaston  dated  November  10,
                         1998.

         10.6            Agreement with Reid Johnson, dated September 17, 1998

         10.7            Purchase and Sale Agreement, as amended.

         11                                          *

         12                                          *

         13                                          *

         15              Letter re: Unaudited Interim Financial Statements.

         16                                          *
         17                                          *
         18                                          *
         19                                          *
         20                                          *
         21                                          *
         22                                          *
         23                                          *
         24                                          *
         25                                          *

Exhibit No. in Item 601
  of Regulation S-K                             Description
  -----------------                             -----------

         26                                          *

         27.1 Financial Data Schedule, October 31, 1998 (which is submitted electronically to the SEC for information only and not filed).

         27.2 Restated Financial Data Schedule - October 25, 1997 (which is submitted electronically to the SEC for information only and not filed).

         99              Independent Accountants' Review Report.
-------------------
* Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.                                     Description
-----------                                     -----------

     10.1                Venator Group Executive Severance Pay Plan.

     10.2                Form of Senior Executive Severance Agreement.

     10.3                Bridge Loan Agreement dated as of September 25, 1998.

     10.4 Waiver dated as of November 6, 1998 to the Credit Agreement dated April 9, 1997.

     10.5                Agreement  with S. Ronald  Gaston  dated  November  10,
                         1998.

     10.6                Agreement with Reid Johnson dated, September 17, 1998.

     10.7                Purchase and Sale Agreement, as amended.

     15                  Letter re: Unaudited Interim Financial Statements.

     27.1                Financial Data Schedule - October 31, 1998.

     27.2                Restated Financial Data Schedule - October 25, 1997.

     99                  Independent Accountants' Review Report.