Form 10-K405
VENATOR GROUP INC
filed 1999-04-30
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended January 30, 1999

                         Commission file number 1-10299

                               VENATOR GROUP, INC.
             (Exact name of Registrant as specified in its charter)

     New York                                          13-3513936
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 233 Broadway, New York, New York                       10279-0003
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (212) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        --------------------          -----------------------------------------
     Common Stock, par value $.01                  New York Stock Exchange
     Preferred Stock Purchase Rights               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---
     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     See pages 11 through 14 for Index of Exhibits.

     Number of shares of Common Stock outstanding at April 26, 1999: 137,223,806

     Aggregate market value of voting stock held by non-affiliates at April 26, 1999: $*909,102,474


* For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at April 26, 1999, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders (the "Annual Report") for the fiscal year ended January 30, 1999: Parts I, II and III.



2. The Registrant's definitive Proxy Statement (the "Proxy Statement")to be filed in connection with the 1999 annual meeting of shareholders: Part III.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
Item 1    Business                                                          1
Item 2    Properties                                                        5
Item 3    Legal Proceedings                                                 5
Item 4    Submission of Matters to a Vote of Security Holders               5

                                     PART II


Item 5    Market for the Registrant's Common Equity
          and Related Stockholder Matters                                   6
Item 6    Selected Financial Data                                           6
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     6
Item 7A   Quantitative and Qualitative Disclosures about Market Risk        7
Item 8    Consolidated Financial Statements and Supplementary Data          8
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               8

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                8
Item 11   Executive Compensation                                            8
Item 12   Security Ownership of Certain Beneficial Owners and Management    8
Item 13   Certain Relationships and Related Transactions                    8

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K   9

                                     PART I
Item 1.  Business

General

     Venator Group, Inc. (the "Registrant"), incorporated under the laws of the State of New York in 1989, is the leading global retailer operating 6,002 primarily mall-based stores in North America, Europe, Asia and Australia. Since the Registrant's establishment in 1879, the Registrant has evolved from a company with a strong heritage in general merchandise retailing into a specialty retailer, principally of athletic footwear and apparel. The Registrant operates in two business segments, the Global Athletic Group, which includes Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Colorado and Eastbay, and the Northern Group. The remaining businesses are grouped in the "All Other" category, which consists primarily of the Afterthoughts jewelry format and The San Francisco Music Box and Gift Company. The following table indicates the sales and percent of total sales generated by each of the businesses in 1998:


Business                           Sales               Percent of Total Sales
--------                           -----               ----------------------
                             ($ in millions)
Athletic Group                 $  3,753                          82%
Northern Group                      415                           9
All Other                           387                           9
                                 ------                       -----
Total                          $  4,555                         100%
                                 ======                       =====

     The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 36 of the Registrant's Annual Report to Shareholders ("Annual Report") for the fiscal year ended January 30, 1999 and is incorporated herein by reference.

Store Profile

                                         At January 31,             January 30,
Formats                                       1998    Opened   Closed   1999
-------                                       ----    ------   ------   ----
Foot Locker .............................      2,008     249     125   2,132
Lady Foot Locker ........................        649      59      14     694
Kids Foot Locker ........................        274     101       6     369
Champs Sports ...........................        657      53      41     669
Colorado ................................         37      24       -      61
                                              ------   -----   -----  ------
Total Global Athletic Group .............      3,625     486     186   3,925
                                              ------   -----   -----   -----

Northern Reflections ....................        557      37      12     582
Northern Getaway ........................        139      57       2     194
Northern Elements .......................         80      25       3     102
Northern Traditions .....................         51      13       2      62
                                                ----    ----    ----    ----
Total Northern Group ....................        827     132      19     940
                                                ----    ----    ----    ----

Afterthoughts ...........................        791      27      45     773
The San Francisco Music Box and Gift Company     181       -      13     168
Weekend Edition .........................        165       1      57     109
Randy River .............................         96       2      31      67
Food Services ...........................         20       3       3      20
Other ...................................          3       -       3       -
                                               -----    ----    ----   -----
Total All Other .........................      1,256      33     152   1,137
                                               -----    ----    ----   -----

   Total continuing operations ..........      5,708     651     357   6,002
                                               -----     ---     ---   -----

Specialty Footwear ......................      1,003       9     698     314
International General Merchandise .......        526       3     378     151
                                               -----    ----   -----    ----
   Total discontinued operations ........      1,529      12   1,076     465
                                               -----    ----   -----    ----

   Total ................................      7,237     663   1,433   6,467
                                               =====    ====   =====   =====

     The service marks and trademarks appearing on this page and elsewhere in this report (except for Burger King) are owned by Venator Group, Inc. or its subsidiaries.

Global Athletic Group

     The Global Athletic Group, the Registrant's largest and most profitable business, operates 3,925 stores in North America, Europe, Asia and Australia under the Foot Locker, Lady Foot Locker, Kids Foot Locker, Colorado and Champs Sports formats. In addition to retail stores, the Global Athletic Group includes Eastbay, the leading direct marketer of athletic footwear, apparel and sports equipment. The Registrant's portfolio strategy is unique in the athletic industry, with specialized retail formats targeted specifically to the men's, women's and children's segments of the market, allowing the Registrant to tailor their merchandise and service offerings more effectively to their target customers.

     The following is a brief description of the Global Athletic Group's key operating businesses:

          Foot Locker - Foot Locker is the leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired technical and performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 2,132 stores are located in 14 countries including 1,638 in the United States, 152 in Canada, 281 in Europe, 56 in Australia and 5 in Japan and range in size from 1,000 to 12,000 selling square feet.

          Lady Foot Locker - Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 694 stores are located in the United States and Puerto Rico and range in size from 1,000 to 4,000 selling square feet.

          Kids Foot Locker - Kids Foot Locker is a national children's athletic retailer that offers the largest selection of brand name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 369 stores are located in the United States and Puerto Rico and range in size from 1,000 to 4,000 selling square feet.

          Champs Sports - Champs Sports is, after Foot Locker, the second largest mall-based sporting goods retailer, selling both branded and private label sporting goods. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 669 stores are located throughout the United States and Canada and range in size from 4,000 to 15,000 selling square feet.

          Eastbay /eVenator - Acquired in 1997, Eastbay, Inc. ("Eastbay") is the largest direct marketer of athletic footwear, apparel, equipment and licensed private-label merchandise in the United States. Its distinctive catalog and 24-hour operations provide convenience, superior customer service and a broad selection of products. eVenator was formed in March 1999 to build on the core distribution competencies the Registrant acquired with Eastbay and to accelerate the development of its direct marketing efforts via the Internet. The Registrant has also reached an agreement in principle to become the National Football League's official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. eVenator will design, merchandise and fulfill the NFL's official catalog, which will be renamed NFL Shop, and the new on-line e-commerce site linked to www.NFL.com.

          Colorado - Colorado offers top quality brand name and proprietary merchandise designed for the active lifestyle and outdoor consumer through 61 stores in the United States and Australia that typically range in size from 1,400 to 4,000 selling square feet.

Northern Group

     The Northern Group operates 940 stores in the United States and Canada that offer exclusively private label casual apparel for women (Northern Reflections), children (Northern Getaway), and men (Northern Elements), in addition to women's private label coordinates for dressy, non-formal occasions (Northern Traditions). The Northern Group's stores typically range in size from 1,500 to 5,000 selling square feet.

All Other

     The Registrant's remaining businesses are in the "All Other" category, including Afterthoughts, The San Francisco Music Box and Gift Company, Weekend Edition, Randy River and Burger King formats.

     The following is a brief description of the "All Other" businesses:

          Afterthoughts - Afterthoughts operates 773 stores throughout the United States and Canada that provide pre-teen and teenage girls, as well as young women, with the latest in fashion jewelry, accessories, cosmetics and gifts in a fun and exciting shopping environment. Stores sizes range in size from 800 to 2,000 selling square feet.

          The San Francisco Music Box and Gift Company - The San Francisco Music Box and Gift Company operates in the United States 168 year-round stores and approximately 200 temporary stores during the Christmas holiday season that sell exclusive and licensed musical and non-musical giftware. Stores range in size from 800 to 1,500 selling square feet.

          Weekend Edition - The Weekend Edition format operates 109 stores in Canada and features women's casual wear. Stores range in size from 1,000 to 2,500.

          Randy River - The Randy River format operates 67 stores in Canada and features trend setting teen casual wear and accessories. Stores range in size from 1,000 to 1,800.

          Food  Services  -  The  Registrant  operates  20  franchisees,   which
     primarily include Burger King locations.

Information Regarding Business Segments and Geographic Areas

     For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 4 to the Consolidated Financial Statements on page 36 of the Annual Report. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25 of the Annual Report which is incorporated herein by reference.

Employees

     The Registrant and its consolidated subsidiaries had 23,184 full-time and 51,934 part-time employees at January 30, 1999. The Registrant considers employee relations to be satisfactory.

Seasonality

     The Registrant's retail businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportions of sales and net income are generated in the first and second quarters, reflecting seasonal buying patterns. As a result of these seasonal sales patterns, inventory generally increases in the third quarter in anticipation of increased fourth quarter sales.

Competition

     The retailing business is highly competitive. Competition is based upon such factors as price, quality, selection of merchandise, reputation, store location, advertising and customer service.

Merchandise Purchases

     The Registrant and its consolidated subsidiaries purchase merchandise and supplies from thousands of vendors worldwide. The Registrant purchased approximately 44 percent of its 1998 merchandise from one major vendor. The Registrant considers vendor relations to be satisfactory and maintains a minimal amount of backlog orders in its retailing operations.

     The Registrant's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Registrant emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

Item 2.  Properties

     The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores, factories and administrative and distribution facilities. Total selling area at the end of the year was approximately 11.07 million square feet, of which approximately 8.41 million square feet pertained to the Global Athletic Group segment and approximately 1.66 million square feet to the Northern Group segment. These properties are primarily located in the United States, Canada and Europe. The Registrant operated 7 distribution centers, of which 2 are owned and 5 are leased, occupying an aggregate of 2.64 million square feet. Each of the distribution centers serve major regions. The Registrant also has an additional 4 distribution centers occupying 0.72 million square feet, the majority of which is leased and sublet. Of the 11 distribution centers, 7 are located in the United States, 2 are located in Canada and 1 in both Europe and Australia. Refer to footnote 9 on page 38 of the Annual Report for additional information regarding the Registrant's and its consolidated subsidiaries' properties.

Item 3.  Legal Proceedings

     The only legal proceedings pending against the Registrant or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incident to the businesses of the Registrant, as well as litigation incident to the sale and disposition of businesses that have occurred in the past several years. Management does not believe that the outcome of such proceedings will have a material effect on the Registrant's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 30, 1999.

Executive Officers of the Registrant

     Information with respect to Executive Officers of the Registrant, as of April 1, 1999, is set forth below:

Chairman of the Board and Chief Executive Officer           Roger N. Farah
President and Chief Operating Officer and Director          Dale W. Hilpert
Senior Vice President, General Counsel and Secretary        Gary M. Bahler
Senior Vice President--Corporate Development                M. Jeffrey Branman
Senior Vice President--Real Estate                          John E. DeWolf III
Senior Vice President and Chief Information Officer         Samuel R. Gaston
Senior Vice President--Merchandise Operations               Maryann M. McGeorge
Senior Vice President--Human Resources                      John F. Gillespie
Senior Vice President and Chief Financial Officer           Bruce. L. Hartman
Vice President and Treasurer                                John H. Cannon
Vice President and Controller                               Lauren B. Peters

     Roger N. Farah, age 46, has served as Chairman of the Board and Chief Executive Officer since December 1994. Mr. Farah served as President and Chief Operating Officer of R. H. Macy & Co., Inc. from July 1994 to October 1994. He has also served as Chairman of the Board and Chief Executive Officer of Federated Merchandising Services, the central buying and product development arm of Federated Department Stores, Inc. from June 1991 to July 1994. He is currently a director of Liz Claiborne, Inc.

     Dale W.  Hilpert,  age 56,  has  served as  President  and Chief  Operating
Officer since May 1995. Mr. Hilpert served as Chairman and Chief Executive Officer of Payless ShoeSource, a division of the May Department Stores Company from January 1985 to April 1995.

     Gary M. Bahler, age 47, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990. He served as Vice President from February 1993 to August 1998.

     M. Jeffrey Branman, age 43, has served as Senior Vice President-Corporate Development since March 1996. Mr. Branman served as a Managing Director of Financo, Inc. from August 1989 to March 1996.

     John E. DeWolf III, age 43, has served as Senior Vice President-Real Estate since March 1996. Mr. DeWolf served as Senior Vice President-Property Development for The Disney Store, Inc., a division of The Walt Disney Company from June 1993 to February 1996.

     Samuel R. Gaston, age 57, has served as Senior Vice President and Chief Information Officer since November 1998. Mr. Gaston served as Executive Vice President and Chief Financial Officer of Fabric-Centers of America, Inc., a retail fabric chain, from August 1996 to October 1997. He previously served as Executive Vice President and Chief Financial Officer of the Woman's Apparel Group of The Limited, Inc.

     Maryann M. McGeorge, age 46, has served as Senior Vice President-Merchandise Operations since August 1998, and as Vice President-Merchandise Operations from September 1995 to August 1998. She previously served as Senior Vice President-Planning/MIS of Federated Merchandising Services, a division of Federated Department Stores, from February 1992 to June 1995.

     John F. Gillespie, age 51, has served as Senior Vice President-Human Resources since April 1996. Mr. Gillespie served as Senior Vice President Human Resources of Lever Brothers Company, a subsidiary of Unilever, from 1990 to April 1996.

     Bruce L. Hartman, age 45, has served as Senior Vice President and Chief Financial Officer since February 1999. Mr. Hartman served as Vice President-Corporate Shared Services from September 1998 to February 1999 and as Vice President and Controller from November 1996 to September 1998. He served as the Chief Financial Officer of various divisions of the May Department Stores Company from March 1993 to October 1996.

     John H. Cannon, age 57, has served as Vice President and Treasurer since October 1983.

     Lauren B. Peters, age 37, has served as Vice President and Controller since September 1998. She served as Retail Controller from March 1997 to September 1998. She also served as Divisional Vice President, Assistant Controller at Robinson's-May, a division of the May Department Stores Company, from June 1994 to March 1997, and Director of Accounts Payable from February 1993 to June 1994.

     There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

Item 5.  Market for the Registrant's  Common Equity and Related  Stockholder
         Matters

         Information related to the market for the Registrant's common stock on pages 43 to 46 of the Annual Report under the sections captioned "Shareholder Rights Plan," "Stock Plans," "Restricted Stock" and "Shareholder Information and Market Prices (Unaudited)" is incorporated herein by reference.

Item 6.  Selected Financial Data

         The Five Year Summary of Selected Financial Data on page 47 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 27 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


Derivatives

     Derivative financial instruments are used by the Registrant to manage its market risk exposure to interest rates and foreign currency exchange rate fluctuations. The Registrant, as a matter of policy, does not hold derivative financial instruments for trading or speculative purposes.

Interest Rates

     The Registrant's major exposure to market risk is changes in interest rates, primarily in the U.S. There is no cash flow exposure to rate changes for long-term debt obligations, which are fixed interest rate liabilities, denominated in U.S. dollars. Short-term debt obligations reflect variable interest rate borrowings under the Registrant's revolving credit agreement. Interest rate swaps have been utilized by the Registrant to minimize its exposure to interest rate fluctuations. There were no swap agreements in effect at January 30, 1999 or January 31, 1998. The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates of the Registrant's debt obligations.

                                                                    January 31,
(in millions)       1999   2000   2001   2002   2003 Thereafter  Total   1998
--------------------------------------------------------------------------------
Short-term debt    $ 250     -       -      -      -      -      $ 250    $  -
  Variable rate
  Weighted-average
   interest rate    5.63%

Long-term debt     $   -   199      48     38      -    169      $ 454    $539
  Fixed rate
  Weighted-average
   interest rate    7.61% 7.84%   8.09%  8.31%  8.50%  8.50%

Foreign Currency Exchange Rates

     The Registrant's international operations purchase significant levels of inventory in U.S. dollars. In order to minimize the impact of foreign currency fluctuations on its results of operations, the Registrant hedges these purchases through forward foreign currency exchange contracts. The Registrant also enters into forward contracts to reduce its exposure to currency fluctuations on intercompany transactions. All instruments mature within twelve months. Foreign currency exchange gains and losses did not have a material impact on the Registrant's results of operations in 1998. The Registrant's exposure to foreign currency exchange rate fluctuations was mitigated by the disposal of its German general merchandise business during the year.

     The table below presents the notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at January 30, 1999.

                                               Contract Value   Weighted-Average
                                              (US in millions)    Exchange Rate
                                             -----------------  ----------------
         Inventory
              Receive $US/ Pay $Australian          $  21             0.6323
              Receive $US/ Pay $Canadian               34             0.6592
              Receive $US/ Pay Netherlands guilder      4             0.5187
              Receive $US/ Pay German mark             20             0.5651
                                                     ----
                                                    $  79
                                                     ====

         Intercompany
              Receive German mark/Pay $US           $  29             0.6024
              Receive $US/Pay German mark           $  11             0.5894
              Receive $US/Pay Netherlands guilder   $  11             0.5240

Item 8.  Consolidated Financial Statements and Supplementary Data

          a)   Consolidated Financial Statements

          The following, included in the Annual Report, are incorporated herein by reference:

                                                                   Page (s) in
                                                                  Annual Report
                                                                 --------------
          Independent Auditors' Report                                  28
          Consolidated Statements of Operations - Years ended
             January 30, 1999, January 31, 1998 and January 25, 1997    29
          Consolidated Statements of Comprehensive Income (Loss) -
          Years ended January 30, 1999, January 31, 1998
             and January 25, 1997                                       29
          Consolidated Balance Sheets -As of January 30, 1999
             and January 31, 1998                                       30
          Consolidated Statements of Shareholders' Equity -
             Years ended January 30, 1999, January 31, 1998
             and January 25, 1997                                       31
          Consolidated Statements of Cash Flows -
             Years ended January 30, 1999, January 31, 1998
             and January 25, 1997                                       32
          Notes to Consolidated Financial Statements                  33-46

          b)   Supplementary Data

               Quarterly Results on page 46 of the Annual Report is incorporated herein by reference.


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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information set forth in the Proxy Statement, under the section captioned "Beneficial Ownership of the Registrant's Stock" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information set forth in the Proxy Statement, under the section captioned "Transactions with Management and Others" is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1) Financial Statements

               The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and is incorporated herein by reference.

          (a)(2) and(d) Financial Statement Schedules

               No financial statement schedules have been presented since the required information is shown in the financial statements or Notes to Consolidated Financial Statements sections of the Annual Report.

               Separate financial statements of the parent company have not been presented since all consolidated subsidiaries of the Registrant are wholly owned and have indebtedness, not guaranteed by the parent company, in the aggregate of less than five percent of the Registrant's consolidated total assets.

          (a)(3) and (c) Exhibits

               An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 11 through 14. Those exhibits which are included in this Annual Report on Form 10-K immediately follow the index.

          (b) Reports on Form 8-K

               The Registrant filed a report on Form 8-K, and an amendment thereto on Form 8-K/A, dated October 22, 1998 (date of earliest event reported) reporting the completion of the disposition of its general merchandise operations in Germany and Austria and to provide the pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VENATOR GROUP, INC.

                                               By: /s/  Roger N. Farah
                                                   -------------------
                                                      Roger N. Farah
                                                Chairman of the Board and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


     /s/Roger N. Farah                        /s/ Jarobin Gilbert Jr.
     -------------------                     -----------------------
        Roger N. Farah                           Jarobin Gilbert Jr.
  Chairman of the Board and                         Director
   Chief Executive Officer


    /s/  Dale W. Hilpert                      /s/ Allan Z. Loren
    ---------------------                    -------------------
         Dale W. Hilpert                         Allan Z. Loren
          President and                             Director
     Chief Operating Officer


    /s/  Bruce L. Hartman                     /s/ Margaret P. MacKimm
   -----------------------                   -------------------------
         Bruce L. Hartman                        Margaret P. MacKimm
    Senior Vice President and                         Director
     Chief Financial Officer


    /s/  Lauren B. Peters                    /s/ John J. Mackowski
   -----------------------                   -------------------------
        Lauren B. Peters                        John J. Mackowski
 Vice President and Controller                       Director



   /s/  J. Carter Bacot                      /s/ James E. Preston
  ------------------------                   -----------------------
       J. Carter Bacot                          James E. Preston
          Director                                   Director


  /s/  Purdy Crawford                       /s/ Christopher A. Sinclair
  ------------------------                  ---------------------------
       Purdy Crawford                          Christopher A. Sinclair
          Director                                     Director

  /s/  Philip H. Geier Jr
  ------------------------
     Philip H. Geier Jr
          Director

                                      -10-

                               VENATOR GROUP, INC
                           INDEX OF EXHIBITS REQUIRED
                             BY ITEM 14 OF FORM 10-K
                           AND FURNISHED IN ACCORDANCE
                         WITH ITEM 601 OF REGULATION S-K

  Exhibit No.
in item 601 of
Regulation S-K                            Description
--------------                            ------------
1                          *

2                          *

3(i)(a)                  Certificate of  Incorporation  of  the Registrant,  as
                         filed by the  Department  of State of the  State of New
                         York on April 7, 1989 (incorporated herein by reference
                         to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q
                         for the quarterly period ended July 26,  1997, filed by
                         the Registrant with the SEC on  September 4,  1997 (the
                         "July 26,  1997 Form 10-Q")).  3(i)(b)  Certificates of
                         Amendment of the  Certificate of  Incorporation  of the
                         Registrant,  as filed by the Department of State of the
                         State of New York on  (a) July 20,  1989,  (b) July 24,
                         1990,   (c) July 9,   1997   (incorporated   herein  by
                         reference  to  Exhibit 3(i)(b)  to  the  July 26,  1997
                         Form 10-Q) and (d) June 11, 1998  (incorporated  herein
                         by  reference  to  Exhibit  4.2(a) of the  Registration
                         Statement  on Form  S-8  (Registration  No.  333-62425)
                         previously filed with the SEC).

3(ii) By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 4.2 of the Registration
                         Statement on Form S-8 (Registration No. 333-62425) previously filed with the SEC).

4.1 The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q and Exhibit 4.2(a) to the
                         Registration  Statement on Form S-8  (Registration  No.
                         333-62425) previously filed with the SEC).

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


  Exhibit No.
in item 601 of
Regulation S-K                            Description
---------------                           ------------
5                        *

8                        *

9                        *

10.1                     1986  Venator  Group Stock  Option  Plan  (incorporated
                         herein   by   reference   to   Exhibit 10(b)   to   the
                         Registrant's  Annual  Report  on Form 10-K for the year
                         ended  January 28,  1995,  filed by the Registrant with
                         the SEC on April 24, 1995 (the "1994 10-K")).

10.2                     Amendment to the 1986  Venator  Group Stock Option Plan
                         (incorporated herein by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant on April 26, 1996 (the "1995 10-K")).

10.3                     Venator   Group  1995  Stock   Option  and  Award  Plan
                         (incorporated  herein by reference to  Exhibit 10(p) to
                         the 1994 10-K).

10.4                     Venator   Group  1998  Stock   Option  and  Award  Plan
                         (incorporated  herein by  reference  to Exhibit 10.4 to
                         the  Registrant's  Annual  Report  on Form 10-K for the
                         year ended  January 31, 1998 (the "1997 10-K")  adopted
                         by the Board of Directors on April 8,  1998, subject to
                         shareholder  approval  at the 1998  annual  meeting  of
                         shareholders.

10.5                     Executive  Supplemental  Retirement Plan  (incorporated
                         herein   by   reference   to    Exhibit 10(d) to    the
                         Registration   Statement  on  Form  8-B  filed  by  the
                         Registrant with the SEC on August 7, 1989 (Registration
                         No. 1-10299) (the "8-B Registration Statement")).

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

10.12                    Venator  Group  Voluntary  Deferred  Compensation  Plan
                         (incorporated herein by reference to Exhibit 10(i) to the 1995 10-K).

                                      -12-


  Exhibit No.
in item 601 of
Regulation S-K                            Description
---------------                         ----------------

10.13                    Trust Agreement dated as of November 12,  1987, between
                         F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration
                         Statement).

10.14                    Venator Group  Directors'  Retirement  Plan, as amended
                         (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.15                    Amendments to the Venator Group  Directors'  Retirement
                         Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed with the SEC on December 11, 1995 (the "October 28, 1995 10-Q")).

10.16                    Employment Agreement with Roger N. Farah of dated as of
                         April 14, 1991.

10.17 Restricted Stock Agreement with Roger N. Farah dated as of January 9, 1995 (incorporated herein by reference to Exhibit 10(m) to the 1994 10-K).

10.17(a) Restricted Stock Agreement with Roger N. Farah dated as of April 26, 1999.

10.18                    Employment  Agreement  with Dale W. Hilpert dated as of
                         April 14, 1999.

10.19                    Termination  of Consulting  Agreement  with DBSS Group,
                         Inc. dated December 21, 1998.

10.20                    Supplemental  Agreement  with M. Jeffrey  Branman dated
                         April 24, 1997 (incorporated herein by reference to Exhibit 10(r)(i) to the 1996 10-K).

10.21                    Amendment  to  Supplemental  Agreement  with M. Jeffrey
                         Branman dated February 19, 1999.

10.22                    Employment  Term  Sheet for M.  Jeffrey  Branman  dated
                         February 15, 1996 (incorporated herein by reference to Exhibit 10(r)(ii) to the 1996 10-K).

10.23                    Employment  Term  Sheet  for John E.  DeWolf  III dated
                         February 8, 1996 (incorporated herein by reference to Exhibit 10(s)(i) to the 1996 10-K).

10.24                    Employment  Term  Sheet  for  John F.  Gillespie  dated
                         February 26, 1996 (incorporated herein by reference to Exhibit 10(t)(i) to the 1996 10-K).

10.25                    Venator    Group    Executive    Severance   Pay   Plan
                         (incorporated  herein by reference  to Exhibit  10.1 to
                         the Registrant's  Quarterly Report on Form 10-Q for the
                         period  ended  October 31, 1998 (the  "October 31, 1998
                         10-Q").

10.26                    Form   of   Senior   Executive    Severance   Agreement
                         (incorporated  herein by reference  to  Exhibit 10.2 to
                         the October 31, 1998 10-Q).

10.27                    Venator    Group,    Inc.    Directors'    Stock   Plan
                         (incorporated  herein by reference to Exhibit  10(b) to
                         the Registrant's October 28, 1995 10-Q).

10.28                    Venator   Group,   Inc.   Excess  Cash   Balance   Plan
                         (incorporated  herein by reference to Exhibit 10(c)  to
                         the 1995 10-K).

10.29                    Agreement  with S. Ronald  Gaston  dated  November  10,
                         1998 (incorporated herein by reference to Exhibit 10.5 to the October 31, 1998 10-Q).


Exhibit No.
in item 601 of
Regulation S-K                            Description
----------------                         ---------------

10.30                    Form of Restricted Stock Agreement.

10.31                    Amendment  No.  3 dated  as of  March  19,  1999 to the
                         Credit Agreement dated as of April 9, 1997.

10.32                    Amendment  No.  4 dated  as of  March  19,  1999 to the
                         Credit Agreement dated as of April 9, 1997.

10.33                    Amended  and  Restated  Credit  Agreement  dated  as of
                         April 9, 1997 and amended and restated as of March 19, 1999.

10.34 Second Amended and Restated Credit Agreement dated as of April 9, 1997 and amended and restated as of March
                         19, 1999.

10.35                    Letter of Credit Agreement dated as of March 19, 1999

11                       *

12                       Computation of Ratio of Earnings to Fixed Charges.

13                       1998 Annual Report to Shareholders.

15                       *

16                       *

17                       *

18                       *

19                       *

20                       *

21                       Subsidiaries of the Registrant.

22                       *

23                       Consent of Independent Auditors.

24                       *

25                       *

26                       *

27.1                     Financial   Data    Schedule,    which   is   submitted
                         electronically  to the SEC for information only and not
                         filed.

27.2                     1997  Restated   Financial  Data  Schedule,   which  is
                         submitted  electronically  to the SEC  for  information
                         only and not filed.

27.3                     1996  Restated   Financial  Data  Schedule,   which  is
                         submitted  electronically  to the SEC  for  information
                         only and not filed.

99                       *


*  Not applicable

Exhibits filed with Form 10-K:



Exhibits No.
-------------

10.16               Employment  Agreement  with Roger N. Farah dated as of April
                    14, 1999 10.19 Termination of Consulting Agreement with DBSS
                    Group, Inc. dated December 21, 1998.

10.17(a)            Restricted  Stock Agreement with Roger N. Farah dated as of
                    April 26, 1999.

10.18               Employment Agreement with Dale W. Hilpert dated as of April
                    14, 1999.

10.19               Termination of Consulting  Agreement  with DBSS Group,  Inc.
                    date December 21, 1998.

10.21 Amendment to Supplemental agreement with M. Jeffrey Branman dated February 19, 1999.

10.30               Form of Restricted Stock Agreement.

10.31               Amendment  No. 3 dated as of March  19,  1999 to the  Credit
                    Agreement dated as of April 9, 1997.

10.32               Amendment  No. 4 dated as of March  19,  1999 to the  Credit
                    Agreement dated as of April 9, 1997.

10.33               Amended and Restated  Credit  Agreement dated as of April 9,
                    1997 and amended and restated as of March 19, 1999.

10.34               Second  Amended and Restated  Credit  Agreement  dated as of
                    April 9, 1997 and amended and restated as of March 19, 1999.

10.35               Letter of Credit Agreement dated as of March 19, 1999.

12                  Computation of Ratio of Earnings to Fixed Charges.

13                  1998 Annual Report to Shareholders.

21                  Subsidiaries of the Registrant.

23                  Consent of Independent Auditors.

27.1                1998 Financial Data Schedule.

27.2                1997 Restated Financial Data Schedule.

27.3                1996 Restated Financial Data Schedule.
