Form 10-K405/A
period 1999-01-30
VENATOR GROUP INC
filed 1999-05-28
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A


                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


     TITLE OF EACH CLASS                                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01                                                    NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                                                 NEW YORK STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         THIS FORM 10-K/A IS BEING FILED TO AMEND THE COVER PAGE TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED JANUARY 30, 1999, TO DELETE THE INCORPORATION BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE 1999 ANNUAL MEETING OF SHAREHOLDERS, (THE "PROXY STATEMENT") IN PART III AND TO PROVIDE THE INFORMATION REQUIRED BY PART III THAT HAD PREVIOUSLY BEEN INCORPORATED BY REFERENCE TO THE PROXY STATEMENT.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  DIRECTORS OF THE REGISTRANT

         Biographical information follows for each of the directors of the Registrant. Any reference to a person's tenure as a director of the Registrant includes service as a director of Venator Group Specialty, Inc. (formerly named F.W. Woolworth Co.) for the period prior to the 1989 share exchange between the Registrant and Venator Group Specialty, Inc. There are no family relationships among the directors or executive officers of the Registrant.

J. CARTER BACOT.  Age 66.  Director since 1993.
Chairman of the Board of The Bank of New York Company, Inc. (bank holding company) and of The Bank of New York, its wholly owned subsidiary, from 1982 to February 7, 1998; Chief Executive Officer of The Bank of New York Company, Inc. and of The Bank of New York from 1982 to July 1, 1997. He is a Trustee of Atlantic Mutual Insurance Company and a director of its subsidiaries, Atlantic Specialty Insurance Company and Centennial Insurance Company; and a director of The Bank of New York Company, Inc., Time Warner, Inc., Associates First Capital Corporation, Phoenix Home Life Insurance Company and United Way of New York City. He is also a Trustee of Hamilton College.

PURDY CRAWFORD.  Age 67.  Director since 1995.
Chairman of the Board of Imasco Limited (Canada) (consumer products and services) since 1987 and its Chief Executive Officer from 1987 to 1995. He is also Chairman of the Board of CT Financial Services Inc. and Canada Trustco Mortgage Company, both of which are financial services companies and subsidiaries of Imasco Limited. Mr. Crawford is a director of Camco Inc., Canadian National Railway Company, Inco Limited, Maple Leaf Foods Ltd., Petro-Canada and Nova Scotia Power Inc. He is Governor Emeritus of McGill University; Chancellor of Mount Allison University; a member of the Advisory Board of Oxford Frozen Foods Limited; and Honorary Counsel to the Canadian law firm of Osler, Hoskin & Harcourt.

ROGER N. FARAH.  Age 46.  Director since 1994.
The Registrant's Chairman of the Board and Chief Executive Officer since December 1994. Mr. Farah was President and Chief Operating Officer of R. H. Macy & Co., Inc. (retail merchants) from July 1994 to October 1994. He was Chairman of the Board and Chief Executive Officer of Federated Merchandising Services, a division of Federated Department Stores, Inc. (retail merchants), from July 1991 to July 1994. He is a director of Liz Claiborne, Inc. and a member of the Undergraduate Executive Board of the Wharton School of the University of Pennsylvania.

PHILIP H. GEIER JR.  Age 64.  Director since 1994.
Chairman of the Board and Chief Executive Officer of Interpublic Group of Companies, Inc. (advertising agencies and other marketing communication services) since 1980. He is a director of Fiduciary Trust Company International, AEA Investors, Inc. and the International Tennis Hall of Fame. He is also a member of the Board of Overseers and Managers of Memorial Sloan Kettering Cancer Center, the Board of Overseers of Columbia Business School, and of the Board of Trustees of the Whitney Museum of American Art.

JAROBIN GILBERT JR.  Age 52.  Director since 1981.
President and Chief Executive Officer of DBSS Group, Inc. (management, planning and trade consulting services) since 1992. He is a director of Whitman Corp. and Midas, Inc. He is a trustee of Atlantic Mutual Insurance Company and a director of its subsidiaries, Atlantic Specialty Insurance Company and Centennial Insurance Company. Mr. Gilbert is also a director of Valley Agency for Youth, and a permanent member of the Council on Foreign Relations.

DALE W. HILPERT.  Age 56.  Director since 1995.
The Registrant's President and Chief Operating Officer since May 15, 1995. Mr. Hilpert was Chairman and Chief Executive Officer of the Payless Shoe Source division of The May Department Stores Company (retail merchants) from 1985 to April 1995.

ALLAN Z. LOREN.  Age 61.  Director since 1998.
Executive Vice President and Chief Information Officer of American Express Company (travel and financial services) since May 1994. He was President and Chief Executive Officer of Galileo International (global computer reservation system company) from 1991 to 1994. He is a director of Reynolds & Reynolds Company and Hershey Foods Corp.

MARGARET P. MACKIMM.  Age 65.  Director since 1977.
Senior Vice President-Communications of Kraft Foods, Inc. (multinational marketer and processor of food products) and its predecessor, Kraft, Inc., from 1986 to 1989.

JOHN J. MACKOWSKI.  Age 73.  Director since 1986.
Chairman of the Board and Chief Executive Officer of Atlantic Mutual Insurance Company and its subsidiary, Centennial Insurance Company (property, liability and marine insurance) from 1985 to 1988; and Chairman of the Board and Chief Executive Officer of Atlantic Specialty Insurance Company (formerly Atlantic Reinsurance Company) (issuer of reinsurance contracts), a subsidiary of Atlantic Mutual Insurance Company, from 1986 to 1988. He is a director of Northern Trust Company of Connecticut, and of Transatlantic Holdings, Inc.

JAMES E. PRESTON.  Age 66.  Director since 1983.
Chairman of the Board of Avon Products, Inc. (manufacture and sale of beauty and related products) from 1989 to May 6, 1999, and Chief Executive Officer of Avon Products, Inc. from 1989 to June 1998. He is a director of ARAMARK Corporation, Reader's Digest Association, the Cosmetic, Toiletry and Fragrance Association, and Project Hope; and a member of the Advisory Board of the Salvation Army of Greater New York.

CHRISTOPHER A. SINCLAIR.  Age 48.  Director since 1995.
President and Chief Executive Officer of Caribiner International (business communications) from December 22, 1998 to present. He was President and Chief Executive Officer of Quality Food Centers, Inc. (supermarket chain) from September 12, 1996 to March 1998. Mr. Sinclair was Chairman and Chief Executive Officer of Pepsi-Cola Company, a division of PepsiCo, Inc. ("PepsiCo") (beverages, snack foods and restaurants) from April 1996 to July 1996; and President and Chief Executive Officer of PepsiCo Foods and Beverages International, a division of PepsiCo, from 1993 to April 1996. He is a director of Caribiner International, Mattel, Inc. and the Amos Tuck School of Business Administration at Dartmouth College.


         (c) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Registrant's directors, executive officers and beneficial owners of more than 10 percent of the Registrant's common stock file with the SEC and the New York Stock Exchange reports of ownership and changes in ownership of Common Stock and other equity securities of the Registrant. These persons are required by SEC rules to furnish the Registrant with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of those reports furnished to the Registrant or written representations that no other reports were required, the Registrant believes that during the 1998 fiscal year, the directors, executive officers and beneficial owners of more than 10 percent of the Registrant's common stock complied with all applicable SEC filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table provides certain compensation information for the Registrant's Chief Executive Officer during 1998 and the four other most highly compensated executive officers of the Registrant at January 30, 1999, for services rendered in all capacities during the fiscal years ended January 30, 1999 ("1998"), January 31, 1998 ("1997") and January 25, 1997 ("1996").


                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM  COMPENSATION
                                                   ANNUAL COMPENSATION                -------------------------
                                 ------------------------------------------------       AWARDS        PAYOUTS
                                                                                      SECURITIES
                                                                     OTHER ANNUAL     UNDERLYING                        ALL OTHER
                                           SALARY        BONUS       COMPENSATION     OPTION/SARS                      COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR        ($)          ($)            ($)              (#)            ($)                ($)
---------------------------      ----        ---          ---            ---              ---            ---                ---
Roger N. Farah(a)                1998    1,500,000           0         3,884(b)           0           1,671,670(m)       6,032(c)
Chairman of the Board and        1997    1,500,000     702,150         3,886(b)           0             0                5,610(c)
Chief Executive Officer          1996    1,500,000     780,900         3,372(b)           0                              5,688(c)
                                                                                                        0

Dale W. Hilpert                 1998       825,000           0             0        100,000             835,835(m)      10,860(c)
President and Chief             1997       806,250     377,406             0        100,000             0                9,718(c)
Operating Officer               1996       750,000     390,450             0        100,000                              8,506(c)
                                                                                                        0

M. Jeffrey Branman(d)           1998       435,000     200,000(e)          0        150,000             431,158(m)       2,595(c)
Senior Vice President-          1997       415,000     394,262(e)          0         75,000             0                3,113(c)
Corporate Development           1996       365,079     390,060(e)          0         75,000                              1,513(f)
                                                                                                        0

Reid Johnson(g)                 1998       434,000           0         9,191(h)      43,000             179,570(n)      14,561(i)
Former Senior Vice President    1997       169,034     200,000(j)     21,445(h)      50,000             0              126,664(k)
And Chief Financial Officer

John E. DeWolf III(d)           1998       406,250           0             0         50,000             374,805(m)       2,959(f)
Senior Vice President           1997       361,250     169,101             0         30,000             0                1,343(f)
Real Estate                     1996       319,444     166,303        28,242(h)      30,000                            254,620(l)


-------------

(a) On January 9, 1995, the Registrant granted to Mr. Farah 200,000 shares of Common Stock (the "Restricted Stock"), which are subject to a Restricted Stock Agreement. The shares vest over a five-year period beginning January 31, 1996 through January 31, 2000, in increments of 40,000 shares on each vesting date. Mr. Farah has the right to vote the Restricted Stock and to receive and retain all regular cash dividends payable after January 1995 to holders of Common Stock of record. At January 30, 1999, Mr. Farah held 80,000 shares of Restricted Stock (120,000 shares having previously vested), having a value of $410,000, based upon a $5.125 closing price of the Registrant's Common Stock as reported on the New York Stock Exchange on January 29, 1999, the last business day prior to the end of the fiscal year.

(b)      Tax gross-up payment related to commuting use of Company car.

(c) Includes the dollar value of the premium paid by the Registrant for a term life insurance policy for the benefit of the named executive and the dollar value of the Registrant's matching contribution under the 401(k) Plan made to the named executive's account in shares of Common Stock. The dollar values of amounts reported for 1998 are stated below. The shares of Common Stock for the matching contribution were valued at $6.50 per share, which represents the closing price of a share of Common Stock on December 31, 1998, the last day of the plan year.


                                                                    EMPLOYER
                                                                    MATCHING
                                                                  CONTRIBUTION
                                                                      UNDER
            NAME                   LIFE INSURANCE PREMIUM          401(k) PLAN
            ----                   ----------------------          -----------
            R. N. Farah                    $ 5,012                     $1,020
            D. W. Hilpert                  $ 9,840                     $1,020
            M. J. Branman.                 $ 1,575                     $1,020

(d)      Elected to this position in March 1996.

(e) Includes $200,000 paid as a discretionary bonus under the terms of Mr. Branman's employment.

(f) Dollar value of premium paid by the Registrant for term life insurance policy for the benefit of the named executive.

(g) Held this position from September 8, 1997 until his resignation, effective February 26, 1999.

(h)      Tax gross-up payment related to relocation.

(i) Amount includes reimbursement for relocation expenses of $11,149 and payment of premium of $3,412 for term life insurance policy for the benefit of named executive.

(j)      Guaranteed bonus paid pursuant to terms of employment.

(k) Amount includes a sign-on bonus of $100,000 and reimbursement for relocation expenses of $26,664.

(l) Amount includes a sign-on bonus of $200,000 and reimbursement for relocation expenses of $54,620.

(m) This payout was made for the 1996-1998 Performance Period. Fifty percent of the total payout listed was made in cash and fifty percent was made in shares of Registrant's Common Stock. The amounts shown in the table reflect the total of the cash payment and the value of the shares received on the payment date. In accordance with the provisions of the Long-Term Incentive Compensation Plan, the average of the daily closing prices of a share of the Registrant's Common Stock in the 60-day period immediately preceding the payment date of April 16, 1999 ($5.91228 per share) was used to determine the stock portion of the payout. If the payouts had been made fully in cash, the cash payment would have been $1,365,000 for Mr. Farah; $682,800 for Mr. Hilpert; $352,216 for Mr. Branman; and $306,181 for Mr. DeWolf.

(n)      Represents prorated cash payout for the 1996-1998 Performance Period.

           LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR (a)

                                                           PERFORMANCE           ESTIMATED FUTURE PAYOUTS UNDER
                                         NUMBER OF            PERIOD               NON-STOCK PRICE-BASED PLAN
                                       SHARES, UNITS           UNTIL           --------------------------------------
           NAME                       OR OTHER RIGHTS         PAYOUT           THRESHOLD       TARGET         MAXIMUM
           ----                       ---------------         ------           ---------       ------         -------
           R. N. Farah                    1,500,000           1998-00          $ 337,500    $ 1,350,000    $ 2,490,000
           D. W. Hilpert                    825,000           1998-00            185,625        742,500      1,369,500
           M. J. Branman                    435,000           1998-00             97,875        391,500        722,100
           J. E. DeWolf III                 406,250           1998-00             91,406        365,625        674,375
           R. Johnson(b)                    434,000           1998-00                N/A            N/A            N/A

----------

(a) The named executive officers, excluding Mr. Johnson, and eight other executive officers and key employees of the Registrant participate in the Long-Term Incentive Compensation Plan ("Long-Term Plan"). Mr. Johnson participated in this plan prior to his resignation. Under the Long-Term Plan, individual target awards are expressed as a percentage of the participant's annual base salary. The amounts shown in the table above under the column headed "Number of Shares, Units or Other Rights" represent the annual rate of base salary for 1998 for each of the named executive officers. The amounts shown in the columns headed "Threshold," "Target" and "Maximum" represent 22.5 percent, 90 percent and 166 percent, respectively, of the named executive officer's annual base salary in the first year of the Performance Period and represent the amount that would be paid to him at the end of the Performance Period if the established performance goals are attained.

         Any payout under the Long-Term Plan is calculated based upon the Registrant's performance in the Performance Period and measured against the performance criteria set for the participant at the beginning of the Performance Period by the Compensation Committee. These performance goals are based on one or more of the following criteria: (i) the attainment of certain target levels of, or percentage increase in, consolidated net income; or (ii) the attainment of certain levels of, or a specified increase in, return on invested capital. In addition, to the extent permitted by Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") (if applicable), the Compensation Committee has the authority to incorporate provisions in the performance goals allowing for adjustments in recognition of unusual or non-recurring events affecting the Registrant or the Registrant's financial statements, or in response to changes in applicable laws, regulations or accounting principles. Unless otherwise determined by the Compensation Committee, payment in connection with such awards shall be made only if and to the extent performance goals for the Performance Period are attained and generally only if the participant remains employed by the Registrant throughout the Performance Period. The Compensation Committee may award, after completion of the Performance Period, a pro-rata payment to any participant whose employment terminated during the Performance Period.

         Upon a Change in Control, as defined in the Long-Term Plan, the Compensation Committee may, to the extent permitted under Section 162(m) of the Internal Revenue Code (if applicable), pay out an amount equal to or less than a pro-rata portion (through the date of the Change in Control) of the individual target award based on the actual performance results achieved from the beginning of the Performance Period to the date of the Change in Control and the performance results that would have been achieved had the performance goals been met for the balance of the Performance Period.

         Payment to a participant under the Long-Term Plan for each Performance Period will be made, at the discretion of the Compensation Committee, either in cash or in shares of Common Stock. If payment is made in shares of Common Stock, the number of shares to be paid to the participant will be determined by dividing the achieved percentage of a participant's annual base salary by the fair market value, as defined in the Long-Term Plan, of the Common Stock on the date of payment. The amount of any payout for the performance period may not exceed the lesser of 300 percent of the participant's annual base salary or $5,000,000.

(b) Although Mr. Johnson was granted an award under the Long-Term Plan for the 1998-2000 Performance Period, he is not entitled to receive any payment under this plan as a result of his resignation.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS(a)
                                       ------------------------------------------------------------
                                        NUMBER OF       PERCENT OF
                                       SECURITIES      TOTAL OPTIONS
                                       UNDERLYING       GRANTED TO        EXERCISE                     GRANT DATE
                                         OPTIONS         EMPLOYEES          PRICE        EXPIRATION      PRESENT
                  NAME                 GRANTED(#)     IN FISCAL YEAR      ($/SHARE)         DATE        VALUE($)(b)
                  ----                 ----------     --------------      ---------         ----        -----------
                  R. N. Farah                 0             N/A              N/A             N/A            N/A

                  D. W. Hilpert         100,000             3.9            25.2813         04/08/08       896,065

                  M. J. Branman          50,000             2.0            25.2813         04/08/08       448,033
                                        100,000             3.9            13.50           08/12/08       443,685

                  R. Johnson (c)         43,000             1.7            25.2813         02/26/99           N/A

                  J. E. DeWolf III       50,000             2.0            25.2813         04/08/08       448,033


----------

(a) During 1998, stock options were granted to the named executive officers, except Mr. Farah, on April 8, 1998 under the 1998 Stock Option and Award Plan (the "1998 Award Plan") and the 1995 Stock Option and Award Plan (the "1995 Award Plan"). In addition, a stock option was granted to Mr. Branman on August 12, 1998. The per-share exercise price of each stock option may not be less than the fair market value of a share of Common Stock on the date of grant. In general, no portion of any stock option may be exercised until the first anniversary of its date of grant. The options granted on April 8, 1998 will become exercisable in three equal annual installments, beginning April 8, 1999. The option granted on August 12, 1998 will become exercisable in two equal installments on April 12, 2000 and August 12, 2000. If an option holder retires, becomes disabled, or dies while employed by the Registrant or one of its subsidiaries, all unexercised options that are then immediately exercisable, plus those options that would have become exercisable on the next succeeding anniversary of the date of grant of each option, will remain (or become) immediately exercisable as of that date. Moreover, upon the occurrence of a "Change in Control," as defined in the 1995 Award Plan and the 1998 Award Plan, all outstanding options will become immediately exercisable as of that date.

         Options may remain exercisable for up to three years following an option holder's retirement or termination due to disability, and for up to one year for any other termination of employment for reasons other than cause. However, under no circumstances may an option remain outstanding for more than ten years from its date of grant.

(b) Values were calculated as of the date of grant using a Black-Scholes option pricing model. The values shown in the table are theoretical and do not necessarily reflect the actual values that the named executive officers may ultimately realize. Any actual value to the officer will depend on the extent to which the market value of the Registrant's Common Stock at a future date exceeds the option exercise price. In addition to the fair market value of the Common Stock on the date of grant and the exercise price, which are identical, the following assumptions were used to calculate the values shown in the table: a weighted-average risk-free interest rate of 4.57 percent; a stock price volatility factor of 35 percent; a two year weighted-average expected award life and a zero dividend yield. The assumptions and calculations used for the model are consistent with the assumptions for reporting stock option valuations in the Registrant's 1998 Annual Report.

(c) Mr. Johnson resigned from the Registrant on February 26, 1999. In accordance with the terms of the 1995 Award Plan and the 1998 Award Plan, the entire option granted to him on April 8, 1998 was cancelled as of his resignation date.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                                                                   VALUE OF UNEXERCISED
                                                                  NUMBER OF SECURITIES                IN-THE-MONEY
                                                                 UNDERLYING UNEXERCISED                OPTIONS AT
                                    SHARES                        OPTIONS AT FY-END(#)                FY-END($)(a)
                                  ACQUIRED ON     VALUE        ----------------------------      ----------------------------
              NAME                EXERCISE(#)    REALIZED      EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
              ----                -----------    --------      -----------    -------------      -----------    -------------
              R. N. Farah              0           N/A           800,000               0                0              0

              D. W. Hilpert            0           N/A           399,999         200,001                0              0

              M. J. Branman            0           N/A            75,000         225,000                0              0

              J. E. DeWolf III         0           N/A            30,000          80,000                0              0

              R. Johnson               0           N/A            16,666          76,334                0              0

----------

(a) The fair market value (the average of the high and low prices of the Registrant's Common Stock) on Friday, January 29, 1999, the last business day of 1998, was $4.8438. No unexercised options were in-the-money on that date.

RETIREMENT PLANS

         The Registrant maintains the Venator Group Retirement Plan (the "Retirement Plan"), a defined benefit plan with a cash balance formula, which covers associates of the Registrant and substantially all of its United States subsidiaries. All qualified associates at least 21 years of age are covered by the Retirement Plan, and plan participants become fully vested in their benefits under this plan upon completion of five years of service or upon attainment of age 65 while actively employed.

         Under the cash balance formula, each participant has an account, for record keeping purposes only, to which credits are allocated annually based upon a percentage of the participant's W-2 Compensation, as defined in the Retirement Plan. This percentage is determined by the participant's years of service with the Registrant as of the beginning of each calendar year. The following table shows the percentage used to determine credits at the years of service indicated.

                                                        PERCENT OF W-2
                               PERCENT OF ALL            COMPENSATION
        YEARS OF SERVICE      W-2 COMPENSATION      +    OVER $22,000
        ----------------      ----------------           ------------
         Less than 6                1.10                     0.55
         6-10                       1.50                     0.75
         11-15                      2.00                     1.00
         16-20                      2.70                     1.35
         21-25                      3.70                     1.85
         26-30                      4.90                     2.45
         31-35                      6.60                     3.30
         More than 35               8.90                     4.45

         In addition, all balances in the participants' accounts earn interest at the fixed rate of 6 percent, which is credited annually. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account under the Retirement Plan is payable to the participant in the form of a qualified joint and survivor annuity (if the participant is married) or a life annuity (if the participant is not married). The participant may elect to waive the annuity form of benefit described above and receive benefits under the Retirement Plan in an optional annuity form or an immediate or deferred lump sum. Participants may elect one of the optional forms of benefit with respect to the accrued benefit as of December 31, 1995 if the individual participated in the Retirement Plan as of that date.

         The Internal Revenue Code limits annual retirement benefits that may be paid to, and compensation that may be taken into account in the determination of benefits for, any person under a qualified retirement plan such as the Retirement Plan. Accordingly, for any person covered by the Retirement Plan whose annual retirement benefit, calculated in accordance with the terms of this plan, exceeds the limitations of the Internal Revenue Code, the Registrant has adopted the Venator Group Excess Cash Balance Plan (the "Excess Plan"). The Excess Plan is an unfunded, nonqualified benefit plan, under which the individual is paid the difference between the Internal Revenue Code limitations and the retirement benefit to which he or she would otherwise be entitled under the Retirement Plan.

         In addition, the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded, nonqualified benefit plan, provides for payment by the Registrant of supplemental retirement, death and disability benefits to certain executive officers and certain other key employees of the Registrant and its subsidiaries. The named executive officers and five of the other executive officers of the Registrant are participants in the SERP. Under the SERP, the Compensation Committee of the Board of Directors sets an annual targeted incentive award for each participant consisting of a percentage of salary and bonus based on the Registrant's performance against target. Achievement of target causes an eight percent credit to a participant's account. The applicable percentage decreases proportionately to the percentage of the Registrant's performance below target, but not below 4 percent, and increases proportionately to the percentage of the Registrant's performance above target, but not above 12 percent. Participants' accounts accrue simple interest at the rate of 6 percent annually.

         The table below provides the estimated annual benefit for each of the named executive officers stated as a single life annuity under the Retirement Plan, the Excess Plan, and the SERP. Except for R. Johnson, the projections contained in the table assume each person's continued employment with the Registrant to his normal retirement date and that compensation earned during each year after 1998 to the individual's normal retirement date remains the same as compensation earned by him during 1998. The projections in the table below are based upon the greater of the accrued benefit as of December 31, 1995 or a single life annuity determined by converting the account balance projected to normal retirement date using a 6 percent interest rate at normal retirement age based on the average rate as published in Federal statistical release H.15 (519) for 30-year U.S. Treasury Bills for December 1998. The applicable interest rate is the rate specified in Section 417(e)(3)(A)(ii)(II) of the Internal Revenue Code.



                                        TOTAL ANNUAL BENEFIT         TOTAL ANNUAL BENEFIT
                                           FOR YEARS 1-3          FOR YEARS 4 AND SUBSEQUENT
         NAMED EXECUTIVE OFFICER     FOLLOWING RETIREMENT(a)       FOLLOWING RETIREMENT(a)
         -----------------------     -----------------------       -----------------------
         R. N. Farah                      $2,025,362                      $ 222,816

         D.W. Hilpert                     $   422,520                     $  34,336

         M.J. Branman                     $   756,118                     $  92,484

         J.E. DeWolf III                  $   613,743                     $  60,692

         R. Johnson (b)                          N/A                            N/A

----------

(a) The amounts stated for years 1-3 following retirement include the SERP benefits, payable as a lump sum spread over a three-year period. The SERP projections include a 4 percent credit to the participants' accounts for 1998 and assume an annual 8 percent credit going forward. Beginning with the fourth year following retirement, the individuals' annual benefits will not include any SERP payments and, therefore, their annual benefits for those years will be reduced accordingly.

(b) As a result of Mr. Johnson's resignation on February 26, 1999, he is ineligible to receive a benefit under the Retirement Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Registrant presently has employment agreements with R. Farah and D. Hilpert. In addition, the Registrant has severance agreements with M. J. Branman and J. E. DeWolf III.

R. N. FARAH

         The Registrant has entered into an employment agreement with Mr. Farah as Chairman of the Board and Chief Executive Officer for a term ending on January 31, 2003. This agreement supersedes the agreement entered into with Mr. Farah in 1994 (the "1994 Agreement"). The new compensation arrangements reflect a decision by the Registrant and Mr. Farah to reconfigure his compensation package to reduce significantly his base salary and to increase the amount of his compensation that is tied to the performance of the Registrant and the price of the Registrant's Common Stock. During the contract term, Mr. Farah will receive a base salary of not less than $1 million per year, which is a reduction of $500,000 per year from the base salary he was paid under the 1994 Agreement. In addition, Mr. Farah participates in the Annual Incentive Compensation Plan (the "Annual Plan") and the Long-Term Plan. His payout at budget under the Annual Plan is 100 percent of base salary.

         Under his new employment agreement, Mr. Farah will receive an annual stock option grant to purchase that number of shares of Common Stock having a market value of $5,000,000 on the date of grant. He will also receive a one-time grant of 275,000 shares of restricted stock under the 1998 Award Plan. The shares of restricted stock will be subject to a restriction related to Mr. Farah's continued employment with the Registrant, and will vest in three equal annual installments beginning January 31, 2000.

         In the event Mr. Farah's employment is terminated by him for good reason or by the Registrant without cause, then Mr. Farah would be entitled to payments of any unpaid base salary for the period prior to termination, any declared but unpaid bonuses, and amounts due under any employee benefit or incentive plan. Also, to the extent any shares of restricted stock which were granted to Mr. Farah are unvested, these shares will immediately vest. Thereafter, for a period ending on the earliest of (a) the later of January 31, 2003 or two years from the date of termination, (b) his death, or (c) the violation of any post-employment contract requirements, Mr. Farah would be entitled to receive payments equal to his annual base salary immediately prior to termination. If the sum of the foregoing payments is less than the guaranteed severance amount provided for under the agreement, the Registrant will pay the difference to Mr. Farah. The guaranteed severance amounts are as follows: (i) if Mr. Farah's employment is terminated earlier than January 31, 2000, his guaranteed severance amount is $4,500,000; (ii) if his termination date is from February 1, 2000 to January 31, 2001, his guaranteed severance amount is $4,000,000; and (iii) if his termination date is after January 31, 2001, his guaranteed severance amount is $3,000,000.

         In the event Mr. Farah's employment is terminated, whether by the Registrant or by Mr. Farah, following a Change in Control, as defined in the agreement, Mr. Farah would receive the same payments he would have received as if he had terminated his employment for good reason. Also, all of Mr. Farah's unvested shares of restricted stock and all of his unvested stock options would immediately vest. If the sum of the payments to be made to Mr. Farah in the event of his termination following a Change in Control is less than three times his then current base salary plus annual bonus at target in the year of termination, then the Registrant will pay the difference to Mr. Farah. In the event he becomes entitled to the payments in this paragraph and the payments are determined to constitute payments under Section 280G(b)(2) of the Internal Revenue Code and subject to an excise tax under Section 4999 of the Internal Revenue Code, the Registrant will provide him with a gross-up payment for the excise and related income taxes incurred in connection with the gross-up payment.

         Finally, if the Registrant does not offer to extend his employment agreement for at least one year beyond January 31, 2003 under the same terms and conditions then existing, then the Registrant will pay Mr. Farah the sum of $1,500,000.

D. W. HILPERT

         The Registrant has entered into a new employment agreement with Mr. Hilpert as President and Chief Operating Officer for a term ending on January 31, 2002. This agreement supersedes the agreement entered into with Mr. Hilpert in 1997. During the contract term, Mr. Hilpert will receive a base salary of not less than $825,000 per year. In addition, Mr. Hilpert participates in the Annual Plan and the Long-Term Plan. His payout at budget under the Annual Plan is 75 percent of base salary.

         In the event Mr. Hilpert's employment is terminated by him for good reason or by the Registrant without cause (or if the Registrant does not extend the term of the employment agreement for at least one year beyond January 31, 2002 under substantially similar terms and conditions), Mr. Hilpert would be entitled to payments of any unpaid base salary for the period prior to termination, any declared but unpaid bonuses, and amounts due under any employee benefit or incentive plan. Thereafter, for a period ending on the earliest of
(a) the later of January 31, 2002 or one year from his termination date (b) his death, or (c) the violation of any post-employment contract requirements, Mr. Hilpert would be entitled to receive payments equal to his annual base salary immediately prior to termination.

         Mr. Hilpert would receive the payments described in the paragraph above
(a) in the event of the termination of his employment within one year following a Change in Control, as defined in the agreement, or (b) if within one year following a Change in Control the Registrant's Chief Executive Officer immediately prior to a Change in Control ceases to hold this position and Mr. Hilpert terminates his employment within 90 days of this change in the Registrant's Chief Executive Officer. If the sum of the payments to be made to Mr. Hilpert in the event of his termination following a Change in Control if the payments continued until the later of January 31, 2002 or one year following termination is less than three times his then current base salary plus annual bonus at target in the year of termination, then the Registrant will pay the difference to Mr. Hilpert. In the event he becomes entitled to the payments in this paragraph and the payments are determined to constitute payments under
Section 280G(b)(2) of the Internal Revenue Code and subject to an excise tax under Section 4999 of the Internal Revenue Code, the Registrant will provide him with a gross-up payment for the excise and related income taxes incurred in connection with the gross-up payment.

         Finally, if Mr. Hilpert's employment is terminated by him for good reason or by the Registrant without cause, or following a Change in Control, or if his employment with the Registrant is not extended beyond January 31, 2002, and the amount of retirement benefits Mr. Hilpert is then entitled to under the Retirement Plan, the Excess Plan, and the SERP is less than $1,300,000, the Registrant will increase the amount in his SERP account so that this total is reached. This provision compensates Mr. Hilpert for the benefit he would have received under his previous employer's supplementary plan.

M. J. BRANMAN AND J. E. DEWOLF III

         The Registrant has entered into Senior Executive Severance Agreements with M. J. Branman, J. E. DeWolf III and five other executive officers, which provide for severance payments if their employment is terminated by the Registrant without cause or by them for good reason. In the event such officer's employment is terminated within 24 months following a Change in Control, he will receive 2 weeks' salary plus prorated annual bonus for each year of service, with a minimum of 104 weeks. If such termination does not occur within 24 months following a Change in Control, he will be entitled to receive 2 weeks' salary plus prorated annual bonus for each year of service, with a minimum of 26 weeks. The severance benefit payable to the executive under this agreement may not be less than 12 months' salary. With respect to Mr. Branman, if the total severance benefit he would be entitled to is less than the sum of the following amounts in the year of termination: (i) his annual base salary, (ii) his expected annual bonus at target and (iii) $200,000, then he would be entitled to receive additional payments from the Registrant in the amount of the difference.

         The Registrant also had a Senior Executive Severance Agreement with R. Johnson providing for severance payments upon his termination by the Registrant or by him for good reason. As a result of Mr. Johnson's resignation, however, this agreement is of no further force and effect, and no payments were made to Mr. Johnson under the agreement.

         The Registrant has established a trust (the "Trust") in connection with certain of its benefit plans, arrangements, and agreements, including certain of those described above, and other benefit plans, agreements or arrangements that may, at the request of the Registrant, hereafter be covered (collectively, the "Benefit Obligations"). Under the Trust agreement, in the event of a Change in Control of the Registrant (as defined in the Trust Agreement), the trustee would pay to the persons entitled to the Benefit Obligations, out of funds held in the Trust, the amounts to which such persons may become entitled under the Benefit Obligations. Upon the occurrence of a Potential Change in Control of the Registrant (as defined in the Trust agreement), the Registrant is required to fund the Trust with an amount sufficient to pay the total amount of the Benefit Obligations. Following the occurrence, and during the pendency, of a Potential Change in Control, the trustee is required to make payments of Benefit Obligations, to the extent such payments are not made by the Registrant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the following individuals (none of whom had been an officer or employee of the Registrant or any of its subsidiaries) served on the Compensation Committee: Philip H. Geier Jr., Margaret P. MacKimm and James E. Preston. There were no interlocks with other companies within the meaning of the SEC's proxy rules.

COMPENSATION COMMITTEE'S REPORT TO SHAREHOLDERS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee"), composed of the directors listed below, has responsibility for all compensation matters involving the Registrant's executive officers and for significant elements of the compensation of the chief executive officers of its operating units. None of the members of the Committee are officers or employees of the Registrant or any of its subsidiaries. This is our report on the Registrant's executive compensation in 1998.

         Compensation Policy. It is the policy of the Committee to design and maintain a compensation policy that will enable the Registrant to attract, motivate, and retain executive officers and the chief executive officers of its operating units by providing a fully competitive total compensation opportunity. This policy provides for (i) competitive base salaries, which reflect the responsibilities of the position held and performance in the position; (ii) annual incentive opportunities payable in cash, which are based on the Registrant's achievement of previously specified performance goals; (iii) long-term incentive opportunities, payable in stock or cash, which are based on the Registrant's achievement of previously specified performance goals; and (iv) long-term stock-based incentive opportunities, which are designed to strengthen the mutuality of interest between participating associates and the shareholders. The Committee strives to balance short- and long-term incentive objectives and to employ prudent judgment in establishing performance criteria, evaluating performance, and determining actual incentive payment levels. For senior level management associates the compensation policy provides that a greater percentage of total compensation will be at risk, dependent upon the Registrant's performance in relation to targets established under incentive compensation plans, or, in the case of stock options, increases in the price of the Registrant's Common Stock.

         Compensation Program. The Committee has established a total compensation program for senior executive officers (the Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice Presidents) and the chief executive officers of its operating businesses consisting of five components: base salary, participation in the Annual Plan, participation in the Long-Term Plan, grants under the 1995 and 1998 Award Plans, and the opportunity to participate in the employee stock purchase program. We note that the Registrant's shareholders, at annual meetings in prior years, have approved the Annual Plan, the Long-Term Plan, the 1995 Award Plan, the 1998 Award Plan, and the 1994 Employees Stock Purchase Plan (the "Stock Purchase Plan"). The Registrant has a substantially similar compensation program for its other officers and senior management employees.

         A performance evaluation of each management associate is conducted at the beginning of each year, based upon goals, responsibilities, and other performance criteria established at the beginning of the prior year. Salary recommendations are then made based upon the results of this performance review. With regard to executive officers and the chief executive officers of the Registrant's operating units, management makes these salary recommendations to the Committee. The Committee then reviews the base salaries of these individuals and determines the changes, if any, that should be made to those base salaries based upon the officer's performance and to maintain a competitive position with other national retail companies.

         At the beginning of each year, the Committee also establishes the performance goals under the Annual Plan for that year and under the Long-Term Plan for the performance period then beginning. The performance goals under the Annual Plan for 1998 were based on a combination of pre-tax earnings and percentage return on invested capital of the Registrant in relation to targets established by the Committee. In 1998, these targets for executive officers were equal to the pre-tax earnings and percentage return on invested capital set in the Registrant's operating budget for the year. Approximately 800 key management employees, including executive officers, are participants in the Annual Plan. The chief executive officers of the operating units participate in annual bonus plans with goals tied to operating results of their respective units. Payments under the Long-Term Plan have been based on a combination of cumulative net income and percentage return on invested capital of the Registrant during the performance period, in relation to targets established by the Committee.

         Each year the Committee considers granting options to purchase Common Stock to key employees, including executive officers. Stock option grants are intended to provide additional incentive for superior performance by officers and key employees who have the most impact on the management and success of the Registrant's businesses. Stock options granted by the Committee in 1998 generally vest in three equal annual installments beginning on the first anniversary of the date of grant. Approximately 450 employees participate. Also, qualified executive officers and other employees may purchase shares of Common Stock under the Stock Purchase Plan.

         In determining the number of options to be granted to executive officers, the Committee considered a number of factors, including the position held by the individual, his or her performance, the number of options granted in previous years, the financial results of the Registrant for the prior year, the price of a share of Common Stock, and the fact that management was implementing a turn-around plan for the Registrant. In 1998, the Committee granted to the named executive officers the stock options shown in the table on page 6. In January 1999 the Committee approved grants of restricted stock to a group of 35 senior managers and key employees of the Registrant, not including the Chief Executive Officer. The size of the individual grants ranged from 5,000 shares to 100,000 shares, with the average grant being for 24,000 shares. Restrictions on the shares lapse for each individual if that individual continues to be employed by the Registrant on the fifth anniversary of the grant date. The restrictions will lapse on the third anniversary of the grant date if certain performance targets, set by the Committee, are met. In the view of the Committee, the granting of this restricted stock was to the benefit of the Registrant and its shareholders by providing a means of retaining key managers, many of whom had been recruited to the Registrant in the past several years, and by motivating key managers to achieve performance goals.

         The performance of the Registrant's continuing operations in 1998 did not meet the performance targets established by the Committee under the Annual Plan, and therefore no payments were made to the executive officers under that plan. Principally as a result of the Registrant's performance in 1996 and 1997, the performance of the Registrant's continuing operations in the 1996-1998 performance period under the Long-Term Plan was above the threshold levels established by the Committee for cumulative net income and percentage return on invested capital for the performance period, and therefore, below-target payments were made to the participants in that plan, including the named executive officers shown in the table on page 3.

         Chief Executive Officer's Compensation. Mr. Farah's compensation arrangements in 1998 were unchanged from those negotiated by the Registrant and Mr. Farah at the time he joined the Registrant in 1994, which were embodied in an employment agreement entered into at that time (the "1994 Agreement"). In 1998, Mr. Farah was paid a base salary of $1,500,000, and was eligible to earn a bonus at target under the Annual Plan of 50 percent of his base salary. Options to purchase 800,000 shares of Common Stock and 200,000 shares of restricted stock were issued to him in 1994, and no additional stock options were granted to him in 1998. The shares of restricted stock are subject to a restriction related to Mr. Farah's continued employment, and vest at 20 percent per year at the end of the first through fifth years of employment. As of January 31, 1999, the restrictions have lapsed on 160,000 of these shares and the restrictions on the remaining shares lapse in January 2000. Also, in 1998 Mr. Farah purchased 1,046 shares of Common Stock at $16.58 per share under the Stock Purchase Plan, which was the maximum number of shares he was permitted to purchase under the terms of that plan.

         Based upon the Registrant's performance in 1998 compared to targets established under the Annual Plan, as discussed above, no payment was made to Mr. Farah under the Annual Plan for 1998. The target payout under the Long-Term Plan for the 1996-98 performance period was 163 percent of base salary. Because the performance of the Registrant in 1998 was significantly below plan, following two years of essentially on-plan performance in 1996 and 1997, the Registrant's performance did not meet the targets established by the Committee for the 1996-98 performance period. Consequently, the Long-Term Plan payout to Mr. Farah for the performance period was 91.04 percent of his base salary, which would translate to a cash amount of $1,365,600. This compares to the 163 percent of base salary that he would have earned had the performance targets been achieved. Fifty percent of this bonus was paid to Mr. Farah in cash and 50 percent in shares of Common Stock.

         As noted, Mr. Farah's compensation arrangements in 1998 were unchanged from those negotiated by the Registrant and Mr. Farah at the time he joined the Registrant in 1994. In approving these compensation arrangements at that time, the Committee considered that the elements of Mr. Farah's compensation package were the result of negotiation between the Registrant and Mr. Farah, following a search that identified Mr. Farah as the best candidate for the Chief Executive Officer's position.

         It has been the Registrant's practice, with regard to its senior executives, to negotiate new employment agreements approximately one year prior to the end of the then-current agreement, so as to be assured of securing, on an ongoing basis, the services of its key executives. Consequently, the Registrant and Mr. Farah have entered into a new employment agreement, the terms of which are summarized on page 9, for a term ending January 31, 2003 (the "1999 Agreement"). In the 1999 Agreement, the Registrant and Mr. Farah have agreed to reconfigure his compensation package to reduce significantly his base salary and to increase the amount of his compensation that is "at risk" based upon the performance of the Registrant (through increased "at target" payouts under the Annual Plan and the Long-Term Plan) and the price of the Registrant's shares (through a restricted stock grant and ongoing stock option grants). It was the view of the Committee that it was in the best interests of the Registrant and its shareholders to enter into a new employment agreement with Mr. Farah in order to secure his services for a reasonable future period and, after consulting with independent compensation consultants, to reconfigure the components of his compensation to provide greater incentives tied to the performance of the Registrant and its share price. In approving the compensation arrangements for Mr. Farah contained in the 1999 Agreement, the Committee considered the compensation arrangements with Mr. Farah reflected in the 1994 Agreement, the importance to the Registrant of retaining Mr. Farah's services for a reasonable period in the future, compensation arrangements of chief executive officers of other companies in the retail and athletic footwear and apparel industries, and the benefits to the Registrant and its shareholders that it expected to result from providing Mr. Farah with a meaningful incentive compensation opportunity tied to the performance of the Registrant and the price of its Common Stock.

         One Million Dollar Pay Deductibility Cap. Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a federal tax deduction on compensation paid to certain executive officers in excess of $1 million per year unless certain requirements are met. It is generally the Committee's view that the compensation plans and programs of the Registrant should be designed and administered in a manner that ensures the tax deductibility by the Registrant of compensation paid to its executives. As a consequence, the Annual Plan, the Long-Term Plan, and the 1995 and 1998 Award Plans are structured so that cash compensation paid and stock options granted under those plans qualify for an exemption from the $1 million pay deductibility limit. The Committee recognizes, however, that situations may arise when it is in the best interests of the Registrant and its shareholders to pay compensation to an executive that cannot be deducted for tax purposes. Most of the compensation related to the restricted stock grants made to Mr. Farah, and potentially some portion of the restricted stock grants made to certain other officers, is not expected to be deductible. It was the view of the Committee that the benefits of securing the services of Mr. Farah and these officers outweighs the Registrant's inability to obtain a tax deduction for those elements of compensation.



                                            James E. Preston, Chairman
                                            Philip H. Geier Jr.
                                            Margaret P. MacKimm

DIRECTORS COMPENSATION AND BENEFITS

         Non-employee directors of the Registrant receive an annual retainer of $40,000. The committee chairmen receive an additional annual retainer of $3,000. No separate fees are paid for attendance at Board or committee meetings. One-half of the annual retainer is required to be paid in shares of the Registrant's Common Stock under the Directors' Stock Plan, with the balance payable in cash. Directors may elect to receive up to 100 percent of their annual retainer in shares of stock. The number of shares received under the plan is determined by dividing the applicable retainer amount by the average price of a share of stock on the last business day preceding July 1 of each year. In addition, directors are reimbursed for their reasonable expenses in attending meetings of the Board and committees, including travel expenses to and from meetings.

         The Directors' Retirement Plan was frozen as of December 31, 1995. Consequently, only four of the current directors are entitled to receive a retirement benefit under this plan because they had completed at least five years of service as a director on the date the plan was frozen and they are not entitled to receive a retirement benefit under any of the Registrant's other retirement plans or programs. Under the Directors' Retirement Plan, an annual retirement benefit of $24,000 will be paid to a qualified director for the lesser of the number of years of his or her service as a director or 10 years. Payment of benefits under this plan generally begins on the later of the director's termination of service as a director or the attainment of age 65. Directors with less than five years of service at December 31, 1995 and directors who are elected after this date are not eligible to participate in the Directors' Retirement Plan.

         At the Registrant's request, during 1998 Jarobin Gilbert Jr. served on the Supervisory Board of F.W. Woolworth Co. GmbH ("FWW Germany"), a former subsidiary of the Registrant. In connection with this service, Mr. Gilbert received a fee of DM 11,250 (approximately U.S. $6,325) and reimbursement for reasonable expenses in attending meetings of the Supervisory Board. The Registrant sold FWW Germany in October 1998, and Mr. Gilbert's membership on the Supervisory Board ended at that time. Pursuant to a consulting arrangement with DBSS Group, Inc. ("DBSS"), of which Mr. Gilbert is the President and Chief Executive Officer, the Registrant paid a fee of $15,000 to DBSS for consulting services rendered by Mr. Gilbert during 1998 related to the Registrant's businesses in Germany. The Registrant and DBSS terminated this consulting arrangement following the Registrant's sale of FWW Germany in October 1998.

DIRECTORS AND OFFICERS INDEMNIFICATION AND INSURANCE

         The Registrant has purchased directors and officers liability and corporation reimbursement insurance from National Union Fire Insurance Company of Pittsburgh, Pa., The Great American Insurance Companies, The Chubb Group of Insurance Companies and Executive Risk Indemnity, Inc. These policies insure the Registrant and all of the Registrant's wholly owned subsidiaries. They also insure all of the directors and officers of the Registrant and the covered subsidiaries. The policies were written for a term of 36 months, from September 12, 1998 until September 12, 2001. The total annual premium for these policies is $419,903. Directors and officers of the Registrant, as well as all other employees with fiduciary responsibilities under the Employee Retirement Income Security Act of 1974, as amended, are insured under policies issued by Federal Insurance Company and National Union Fire Insurance Company, which have a total premium of $104,249 for the 12-month period ending September 12, 1999.

         In accordance with the indemnification provisions of the Registrant's By-laws, the Registrant paid legal fees and expenses totaling approximately $58,265 during 1998 on behalf of certain of the Registrant's former officers who were named as individual defendants in the litigation captioned In re Woolworth Corporation Securities Class Action Litigation, which had been settled during 1998. The amounts paid in 1998 were covered under the Registrant's directors and officers liability insurance policies in effect during the applicable period.

         The Registrant has entered into indemnification agreements with its directors and executive officers, as approved by shareholders at the 1987 annual meeting.

PERFORMANCE GRAPHS

         The following performance graph compares the cumulative total shareholder return on the Registrant's Common Stock against the cumulative total return of the S&P 500 Index and the S&P Retail Stores Composite Index from January 31, 1994 through January 31, 1999. The graph assumes an investment of $100 in the Registrant's Common Stock and in each index on January 31, 1994, and that all dividends were reinvested.


  --------------------------------------------------------------------------------------------------------------------------
                                Base
                                Period
  Company/Index Name            Jan. 94         Jan. 95        Jan. 96         Jan. 97        Jan. 98        Jan. 99
  --------------------------------------------------------------------------------------------------------------------------
  Venator Group                  $100            $ 60.87        $ 43.48         $ 78.74        $ 84.06       $ 19.81

  S & P 500                       100              97.68         132.06          163.24         203.54        265.70

  S & P Retail                    100              91.13          96.72          114.05         167.35        272.34


         The next graph compares the cumulative total shareholder return on the Registrant's Common Stock against the Russell 2000 Index and a selected peer group from September 27, 1996 through January 31, 1999, which reflects the point at which all peer group members were publicly held. The peer group consists of the Registrant, The Finish Line, Inc., Footstar, Inc., Just For Feet, Inc., and The Sports Authority, Inc. The Registrant believes that this selected group reflects the Registrant's peers as retailers in the athletic footwear and apparel industry.


--------------------------------------------------------------------------------------------------------------------------
                                         Base
                                        Period
Company/Index Name                     Sept. 96                Jan. 97                Jan. 98                 Jan. 99
--------------------------------------------------------------------------------------------------------------------------
Venator Group                            $100                  $ 98.79                $105.45                 $ 24.85

Russell 2000                              100                   106.93                 124.46                  123.65

Peer                                      100                    86.27                  61.30                   49.21



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as reported to the Registrant, the number of shares of Common Stock beneficially owned as of May 5, 1999, by each of the directors and named executive officers. The table also shows the beneficial ownership of the Registrant's stock by all directors, named executive officers and executive officers as a group on that date, including shares of Common Stock that they have a right to acquire within 60 days after May 5, 1999 by the exercise of options that have been granted under the Registrant's stock option plans.

         Excluding Roger N. Farah, no director, named executive officer or executive officer beneficially owned one percent or more of the total number of outstanding shares of Common Stock as of May 5, 1999. Mr. Farah owned 1.01 percent of the outstanding shares of Common Stock as of this date.

         Except as otherwise noted in a footnote below, each person has sole voting and investment power with respect to the number of shares shown.

                                                                         AMOUNT AND
                                                                           NATURE
         NAME                                                                OF
                                                                         BENEFICIAL
                                                                          OWNERSHIP
                                                                          ---------
         J. Carter Bacot                                                     4,490
         M. Jeffrey Branman                                                226,773(a)
         Purdy Crawford                                                     11,782
         John E. DeWolf III                                                106,666(b)
         Roger N. Farah                                                  1,379,697(c)
         Philip H. Geier Jr                                                 11,782
         Jarobin Gilbert Jr                                                  2,008
         Dale W. Hilpert                                                   667,351(d)
         Reid Johnson                                                       21,666(e)
         Allan Z. Loren                                                        888
         Margaret P. MacKimm                                                 5,990
         John J. Mackowski                                                   6,855
         James E. Preston                                                   25,915(f)
         Christopher A. Sinclair                                             3,882
         All 21 directors and executive officers as a group,
         including the named executive officers                          2,993,901(g)

----------

(a) Includes 40,000 shares of restricted stock granted on February 1, 1999; 141,666 shares that may be acquired by the exercise of stock options; 29,786 shares issued on April 16, 1999 in payment of 50 percent of his long-term bonus for 1996-1998; and 275 shares held in the Registrant's 401(k) Plan.

(b) Includes 40,000 shares of restricted stock granted on February 1, 1999, and 66,666 shares that may be acquired by the exercise of stock options.

(c) Includes 275,000 shares of restricted stock granted on April 26, 1999; 115,488 shares issued on April 16, 1999 in payment of 50 percent of his long-term bonus for 1996-1998; 800,000 shares that may be acquired by the exercise of stock options and 314 shares held in the Registrant's 401(k) Plan.

(d) Includes 100,000 shares of restricted stock granted on February 1, 1999; 57,744 shares issued on April 16, 1999 in payment of 50 percent of his long-term bonus for 1996-1998; 499,999 shares that may be acquired by the exercise of stock options and 2,239 shares held in the Registrant's 401(k) Plan.

(e) Includes 16,666 shares that may be acquired by the exercise of stock options. The options expire on May 26, 1999.

(f) Excludes 50 shares of Common Stock owned by Mr. Preston's stepchildren, with respect to which Mr. Preston disclaims beneficial ownership.

(g) This figure represents approximately 2.18 percent of the shares of Common Stock outstanding at the close of business on May 5, 1999. It includes all of the shares referred to in footnotes (a) through (f) above, a total of 316,961 shares that may be acquired within 60 days after May 5 1999 by executive officers of the Registrant (excluding the named executive officers) by the exercise of stock options, and 2,991 shares held by executive officers (excluding the named executive officers) in the Registrant's 401(k) Plan.

PERSONS OWNING MORE THAN FIVE PERCENT OF THE REGISTRANT'S STOCK

         Following is information with respect to shareholders who beneficially own more than five percent of the Registrant's Common Stock. This information is derived from documents filed by those shareholders with the SEC. To the best knowledge of the Registrant, there are no other shareholders who beneficially own more than five percent of a class of the Registrant's voting securities.


                                                                            AMOUNT AND
                             NAME AND ADDRESS                           NATURE OF BENEFICIAL                  PERCENT
                            OF BENEFICIAL OWNER                              OWNERSHIP                       OF CLASS
                            -------------------                              ---------                       --------
                  Greenway Partners, L.P.                                   19,649,612(a)                      14.4%
                  Greentree Partners, L.P.
                  Greenhut, L.L.C., Greenbelt Corp.,
                  Greenhouse Partners, L.P.,
                  Greenhut Overseas, L.L.C.
                  Alfred D. Kingsley
                  Gary K. Duberstein, and
                  Howard Stein
                  277 Park Avenue
                  New York, NY  10172

                  Andrew P. Hines                                                     (a)
                  100 Sea Horse Drive
                  Waukegan, IL  60085

                  AXA Assurance I.A.R.D. Mutuelle                           13,684,101(b)                      10.4%
                  and AXA Assurances Vie Mutuelle
                  21, rue de Chateaudin
                  75009 Paris, France

                  AXA Conseil Vie Assurance Mutuelle                                  (b)
                  100-101 Terasse Boieldieu
                  92042 Paris La Defense France

                  AXA Courtage Assurance Mutuelle                                     (b)
                  26, rue Louis le Grand
                  75002 Paris, France

                  The Equitable Companies Incorporated                                (b)
                  1290 Avenue of the Americas
                  New York, New York 10104

                                                                                      (b)
                  AXA
                  9 Place Vendome
                  75001 Paris, France

                  Mellon Bank Corporation                                    7,795,653(d)                       5.74%
                  One Mellon Bank Center
                  Pittsburgh, PA 15258

                  Sasco Capital, Inc.                                        6,940,213(e)                       5.1%
                  10 Sasco Hill Road
                  Fairfield, CT 06430

-------
(a) Reflects shares beneficially owned as of April 30, 1999, according to a preliminary proxy statement dated April 30, 1999 filed by Greenway Partners, L.P. with the SEC. As reported, Greenway Partners, L.P. holds sole voting and dispositive power with respect to 2,350,000 shares; Greentree Partners, L.P. holds sole voting and dispositive power with respect to 1,500,900 shares; Greenhouse Partners, L.P. holds shared voting and dispositive power with respect to 2,350,000 shares; Greenhut, L.L.C. holds shared voting and dispositive power with respect to 1,500,900 shares; Greenbelt Corp. holds sole voting and dispositive power with respect to 12,886,322 shares; Greensea Offshore, L.P. holds sole voting and dispositive power with respect to 2,250,000 shares; Greenhut Overseas, L.L.C. holds shared voting and dispositive power with respect to 2,250,000 shares; Alfred D. Kingsley holds sole voting and dispositive power with respect to 541,800 shares, and Alfred D. Kingsley and Gary K. Duberstein hold shared voting and dispositive power with respect to 18,987,222 shares; Andrew P. Hines holds sole voting and dispositive power with respect to 590 shares, and Howard Stein holds sole voting and dispositive power with respect to 120,000 shares.

(b) Reflects shares beneficially owned as of January 31, 1999 according to a statement on Schedule 13G filed with the SEC. As reported in the 13G, the parent holding companies -- AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Courtage Assurance Mutuelle and AXA -- hold sole voting power with respect to 1,020,101 shares; sole dispositive power with respect to 13,257,001 shares; shared voting power with respect to 12,632,900 shares and shared dispositive power with respect to 427,100 shares. The Equitable Companies Incorporated, a parent holding company, holds sole voting power with respect to 590,001 shares; sole dispositive power with respect to 13,254,001 shares and shared voting power with respect to 12,632,900 shares.

(c) Reflects shares beneficially owned as of December 31, 1998, according to a statement on Schedule 13G filed with the SEC. Mellon Bank Corporation, a parent holding company, reported that it holds sole voting power with respect to 6,138,212 shares; sole dispositive power with respect to 7,501,655 shares; shared voting power with respect to 841 shares and shared dispositive power with respect to 107,243 shares. All of the shares are held by Mellon Bank Corporation and its direct or indirect subsidiaries in their various fiduciary capacities.

(d) Reflects shares beneficially owned as of February 22, 1999 according to a statement on Schedule 13G filed with the SEC. Sasco Capital, Inc. reported that it has beneficial ownership to direct the disposition of 6,940,213 shares and has the sole power to vote 4,294,621 shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

         The Registrant and its subsidiaries have had transactions in the normal course of business with various other corporations, including certain corporations whose directors or officers are also directors of the Registrant. The amounts involved in these transactions have not been material in relation to the businesses of the Registrant or its subsidiaries, and it is believed that these amounts have not been material in relation to the businesses of the other corporations. In addition, it is believed that these transactions have been on terms no less favorable to the Registrant than if they had been entered into with disinterested parties. It is anticipated that transactions with such other corporations will continue in the future.

         The Registrant had a consulting arrangement with DBSS, of which Jarobin Gilbert Jr. is the President and Chief Executive Officer. Under this arrangement, Mr. Gilbert provided consulting services to the Registrant related to the Registrant's businesses in Germany. The Registrant and DBSS terminated this arrangement following the sale of FWW Germany in October 1998. During 1998, the Registrant paid fees of $15,000 to DBSS.

         Purdy Crawford is Honorary Counsel to the Canadian law firm of Osler, Hoskin & Harcourt, which provided legal services to the Registrant in 1998. Mr. Crawford received no remuneration from the firm in 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VENATOR GROUP, INC.



Date: May 28, 1999                     By:  /s/  BRUCE L. HARTMAN
                                            ---------------------
                                            Bruce L. Hartman
                                            Senior Vice President and
                                            Chief Financial Officer