Form 10-Q
period 1999-05-01
VENATOR GROUP INC
filed 1999-06-04
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended May 1, 1999


Commission file no. 1-10299


                               VENATOR GROUP, INC.
             (Exact name of registrant as specified in its charter)



               New York                                                    13-3513936
---------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer Identification No.)
          or organization)


   233 Broadway, New York, New York                                       10279-0003
----------------------------------------                                  ----------
(Address of principal executive offices)                                  (Zip Code)



Registrant's telephone number:  (212) 553-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO



Number of shares of Common Stock outstanding at May 28, 1999: 137,198,806

                               VENATOR GROUP, INC.

                                TABLE OF CONTENTS


                                                                                                Page No.
                                                                                                --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets...................................      1

                      Condensed Consolidated Statements
                           of Operations......................................................      2

                      Condensed Consolidated Statements
                           of Comprehensive Income (Loss).....................................      3

                      Condensed Consolidated Statements
                           of Cash Flows......................................................      4

                      Notes to Condensed Consolidated
                           Financial Statements...............................................    5-7

          Item 2.     Management"s Discussion and Analysis of
                           Financial Condition and Results of Operations......................   8-14


Part II.  Other Information

          Item 1.     Legal Proceedings.......................................................     15

          Item 6.     Exhibits and Reports on Form 8-K........................................     15

                      Signature...............................................................     16

                      Index to Exhibits.......................................................  17-19

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                               VENATOR GROUP, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                      May 1,          May 2,            January 30,
                                                                                       1999            1998                1999
                                                                                       ----            ----                ----
                                                                                    (Unaudited)      (Unaudited)         (Audited)
                                     ASSETS
Current assets
   Cash and cash equivalents ...........................................            $    13             $    13             $   193
   Merchandise inventories .............................................                889                 880                 837
   Net assets of discontinued operations ...............................                101                 628                  97
   Other current assets ................................................                210                 195                 148
                                                                                    -------             -------             -------
                                                                                      1,213               1,716               1,275
Property and equipment, net ............................................                984                 688                 974
Deferred taxes .........................................................                357                 338                 358
Intangible assets, net .................................................                180                 191                 183
Other assets ...........................................................                 82                  91                  86
                                                                                    -------             -------             -------
                                                                                    $ 2,816             $ 3,024             $ 2,876
                                                                                    =======             =======             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt .....................................................            $   274             $   253             $   250
   Accounts payable ....................................................                276                 284                 245
   Accrued liabilities .................................................                227                 227                 296
   Current portion of reserve for discontinued operations ..............                126                  52                 167
   Current portion of long-term debt and obligations
     under capital leases ..............................................                  7                  19                   6
                                                                                    -------             -------             -------
                                                                                        910                 835                 964
Long-term debt and obligations
   under capital leases ................................................                513                 509                 511
Reserve for discontinued operations ....................................                 30                  18                  30
Other liabilities ......................................................                328                 379                 333
Shareholders' equity
   Common stock and paid-in capital ....................................                332                 322                 328
   Retained earnings ...................................................                886               1,028                 897
   Accumulated other comprehensive loss ................................               (183)                (67)               (187)
                                                                                    -------             -------             -------
Total shareholders' equity .............................................              1,035               1,283               1,038
                                                                                    -------             -------             -------
                                                                                    $ 2,816             $ 3,024             $ 2,876
                                                                                    =======             =======             =======



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                                                       Thirteen weeks ended
                                                                                                       --------------------
                                                                                                  May 1,                    May 2,
                                                                                                   1999                       1998
                                                                                                 -------                    -------

Sales ........................................................................                   $ 1,079                    $ 1,058

Costs and expenses
  Cost of sales ..............................................................                       791                        748
  Selling, general and administrative expenses ...............................                       257                        271
  Depreciation and amortization ..............................................                        45                         34
  Interest expense, net ......................................................                        11                         10
  Other income ...............................................................                        (6)                       (19)
                                                                                                 -------                    -------
                                                                                                   1,098                      1,044
                                                                                                 -------                    -------
Income (loss) from continuing operations
     before income taxes .....................................................                       (19)                        14
Income tax expense (benefit) .................................................                        (8)                         6
                                                                                                 -------                    -------
Income (loss) from continuing operations .....................................                       (11)                         8

Loss from discontinued operations, net of income
     tax benefit of $9 million in 1998 .......................................                        --                        (13)
                                                                                                 -------                    -------

Net loss .....................................................................                   $   (11)                   $    (5)
                                                                                                 =======                    =======

Basic earnings per share:
     Income (loss) from continuing operations ................................                   $ (0.08)                   $  0.06
     Loss from discontinued operations .......................................                        --                      (0.10)
                                                                                                 -------                    -------
     Net loss ................................................................                   $ (0.08)                   $ (0.04)
                                                                                                 =======                    =======
Weighted-average common shares outstanding ...................................                     136.7                      135.1

Diluted earnings per share:
      Income (loss) from continuing operations ...............................                   $ (0.08)                   $  0.06
      Loss from discontinued operations ......................................                        --                      (0.10)
                                                                                                 -------                    -------
      Net loss ...............................................................                   $ (0.08)                   $ (0.04)
                                                                                                 =======                    =======
Weighted-average common shares assuming dilution .............................                     136.7                      136.4




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (in millions)

                                                                                                             Thirteen weeks ended
                                                                                                             --------------------
                                                                                                          May 1,              May 2,
                                                                                                           1999                1998
                                                                                                           ----                ----

Net loss ...................................................................................               $(11)               $ (5)

Other comprehensive income, net of tax
   Foreign currency translation adjustments arising during the period,
     net of deferred tax expense of  $3 and $7, respectively ...............................                  4                  12
                                                                                                           ----                ----
Comprehensive income (loss) ................................................................               $ (7)               $  7
                                                                                                           ====                ====










     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                                             Thirteen weeks ended
                                                                                                             --------------------
                                                                                                            May 1,            May 2,
                                                                                                             1999              1998
                                                                                                            -----             -----
From Operating Activities:
   Net loss ....................................................................................            $ (11)            $  (5)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
     Loss from discontinued operations, net of tax .............................................               --                13
     Depreciation and amortization .............................................................               45                34
     Gains on sales of assets and investments ..................................................               (6)              (19)
     Deferred income taxes .....................................................................              (14)               (9)
     Change in assets and liabilities, net of acquisition:
       Merchandise inventories .................................................................              (51)             (117)
       Accounts payable and other accruals .....................................................              (25)              (12)
       Other, net ..............................................................................              (65)              (77)
                                                                                                            -----             -----
   Net cash used in operating activities of continuing operations ..............................             (127)             (192)
                                                                                                            -----             -----

From Investing Activities:
   Proceeds from sales of assets and investments ...............................................                7                22
   Capital expenditures ........................................................................              (54)              (80)
   Payments for business acquired, net of cash acquired ........................................               --               (29)
                                                                                                            -----             -----
   Net cash used in investing activities of continuing operations ..............................              (47)              (87)
                                                                                                            -----             -----

From Financing Activities:
   Increase in short-term debt .................................................................               24               253
   Reduction in long-term debt and capital lease obligations ...................................               (2)               --
   Issuance of common stock ....................................................................                4                 5
                                                                                                            -----             -----
   Net cash provided by financing activities of continuing operations ..........................               26               258
                                                                                                            -----             -----

Net Cash used in Discontinued Operations .......................................................              (29)              (50)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents ................................................................               (3)                3
                                                                                                            -----             -----

Net change in Cash and Cash Equivalents ........................................................             (180)              (68)
Cash and Cash Equivalents at beginning of year .................................................              193                81
                                                                                                            -----             -----
Cash and Cash Equivalents at end of interim period .............................................            $  13             $  13
                                                                                                            =====             =====

Cash paid during the period:
   Interest ....................................................................................            $   5             $   2
   Income taxes ................................................................................            $   5             $   3




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 30, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the results expected for the year.

Short-Term Debt

         On March 19, 1999, the Registrant amended its revolving credit agreement. In accordance with the amended agreement, the facility was reduced to $400 million, with a further reduction to $300 million by February 15, 2000. If certain assets are sold or debt or equity is issued, the revolving credit agreement may be reduced earlier than February 2000 to $350 million. Under the terms of the amended agreement, the Registrant is required to satisfy certain financial and operating covenants, which include: maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization; minimum fixed charge coverage ratio; minimum tangible net worth and limits on capital expenditures. In addition, the Registrant is required to fund the repayment of the $200 million 7.0 percent debentures, which are due in June 2000, by February 15, 2000. This facility is unsecured relating to the Registrant's inventory; however, it does include collateralization of certain properties as defined in the agreement. The amended agreement also restricts consolidations or mergers with third parties, investments and acquisitions, payment of dividends and stock repurchases, and requires borrowings under the agreement to be reduced to not more than $50 million for a period of at least 15 consecutive days during the fourth quarter of each year.

         On May 11, 1999, the facility was reduced by $7 million to $393 million, as a result of the sale of certain assets.

Discontinued Operations

         In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment and completed the sale of its 357 store German general merchandise business for $563 million. The Registrant recorded a net gain of $174 million before-tax, or $39 million after-tax. The reserve balance of $40 million at May 1, 1999 represents the costs associated with the disposal of the remaining business of the International General Merchandise segment, which will be completed in 1999.

         The Registrant also announced that it was exiting its Specialty Footwear segment in 1998 and recorded a net charge to earnings of $234 million before-tax, or $155 million after-tax for the loss on disposal of the segment. Disposition activity of approximately $30 million charged to the reserve for the period from January 30, 1999 to May 1, 1999 represented the payments for leasehold and real estate disposition expenses, severance and benefit costs and other related expenses. The remaining reserve balance of $91 million at May 1, 1999 primarily includes real estate disposition costs.

         In 1997, the Registrant announced that it was exiting its 400 store Domestic General Merchandise segment and recorded a charge to earnings of $310 million before-tax, or $195 million after-tax, for the loss on disposal of discontinued operations. Net disposition activity for the thirteen weeks ended May 1, 1999 was approximately $10 million, which included payments for leasehold and real estate disposition expenses, offset by gains from planned disposals of real estate. The remaining reserve balance of $25 million at May 1, 1999 consists principally of real estate disposition costs.

         Prior year financial statements have been restated to present the operating results of these business segments as discontinued operations.

The following is a summary of the net assets of discontinued operations:


(in millions)                                                                   May 1,               May 2,              Jan. 30,
                                                                                 1999                 1998                 1999
                                                                                 ----                 ----                 ----
International General Merchandise
Assets ..............................................................            $ 46                 $815                 $ 47
Liabilities .........................................................               9                  354                   11
                                                                                 ----                 ----                 ----
Net assets of discontinued operations ...............................            $ 37                 $461                 $ 36
                                                                                 ----                 ----                 ----
Specialty Footwear
Assets ..............................................................            $ 58                 $194                 $ 63
Liabilities .........................................................               8                   38                   17
                                                                                 ----                 ----                 ----
Net assets of discontinued operations ...............................            $ 50                 $156                 $ 46
                                                                                 ----                 ----                 ----
Domestic General Merchandise
Assets ..............................................................            $ 21                 $ 21                 $ 23
Liabilities .........................................................               7                   10                    8
                                                                                 ----                 ----                 ----
Net assets of discontinued operations ...............................            $ 14                 $ 11                 $ 15
                                                                                 ----                 ----                 ----
Total net assets of discontinued operations .........................            $101                 $628                 $ 97
                                                                                 ====                 ====                 ====


         The assets of the discontinued operations consist primarily of inventory and fixed assets. The liabilities of the International General Merchandise segment at May 2, 1998 predominantly included amounts due to vendors and pension liabilities. The decrease in net assets of International General Merchandise discontinued operations at January 30, 1999 and May 1, 1999 reflects the sale of the German general merchandise operations on October 22, 1998. The liabilities of the Specialty Footwear and Domestic General Merchandise segments primarily reflect amounts due to vendors.

Earnings Per Share

         Basic earnings per share is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and other convertible securities.

         A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:

                                                                                       Thirteen weeks ended
                                                                                       --------------------
                                                                                       May 1,         May 2,
(in millions)                                                                          1999           1998
                                                                                       ------         ------
Weighted-average common shares outstanding ......................................      136.7          135.1
Incremental common shares issuable ..............................................                       1.3
                                                                                       ------         ------
Weighted-average common shares assuming dilution ................................      136.7          136.4
                                                                                       ======         ======


         Incremental common shares were not included in the computation for the quarter ended May 1, 1999 since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Antidilutive options were not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $140 million, $22 million, and $144 million, and minimum pension liability adjustments of $43 million, $45 million, and $43 million, at May 1, 1999, May 2, 1998, and January 30, 1999, respectively.

Reclassifications

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period. As discussed above, all financial statements have been restated to reflect the discontinuance of the Specialty Footwear and International General Merchandise segments in the third quarter of 1998.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. On May 19, 1999, the FASB issued an exposure draft to propose the delay of the effective date for SFAS No. 133 by one year. As a result, the Registrant may not be required to adopt the statement until 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant is in the process of evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed more fully in the footnotes to the Condensed Consolidated Financial Statements, the Registrant discontinued its Specialty Footwear and its International General Merchandise segments in the third quarter of 1998. Accordingly, prior year financial statements have been restated to present these business segments as discontinued operations.

RESULTS OF OPERATIONS

         Sales of $1,079 million in the first quarter of 1999 increased 2.0 percent from sales of $1,058 million in the first quarter of 1998, reflecting the impact of 143 net additional stores. Comparable-store sales were flat for the quarter. Excluding the effect of foreign currency fluctuations and sales from disposed operations, sales increased 2.7 percent for the first quarter of 1999.

         Gross margin declined by 260 basis points to 26.7 percent in the first quarter of 1999 as compared to 29.3 percent in the corresponding prior-year period. This decline principally reflects increased occupancy costs in the Global Athletic Group as a result of 159 net additional stores in the first quarter of 1999 as compared to 1998, and also aggressive markdown activity in the Northern Group in order to position inventories properly.

         Selling, general and administrative expenses ("SG&A") of $257 million for the thirteen weeks ended May 1, 1999 declined by 180 basis points to 23.8 percent of sales, as compared with the corresponding prior-year period. The decline reflects the Registrant's successful cost cutting initiatives at both the corporate and divisional levels. Corporate expense, included in SG&A, was reduced to $17 million in the first quarter of 1999, an $8 million decrease from the first quarter of 1998. The Registrant expects to reduce its 1999 corporate and divisional operating expenses by $100 million, compared to 1998, and to further cut corporate costs to one percent of sales by 2001.

         Depreciation and amortization increased by $11 million to $45 million for the thirteen weeks ended May 1, 1999. The increase reflects depreciation and amortization of assets included in the 1998 capital expenditure program, which concentrated on new store openings and remodeling of existing facilities, and also included management information systems.

         Interest expense, net of interest income, increased $1 million for the first quarter of 1999 as compared with the corresponding prior-year period, reflecting the incremental interest expense attributable to higher interest rates and short-term borrowing levels during 1999, offset by $3 million of interest income related to income tax refunds.

         Corporate income, included in other income, totaled $6 million for the first quarter of 1999, which reflects the recognition of $5 million of the deferred gain recorded on the 1998 sale of the corporate headquarters and gains of approximately $1 million related to the disposal of other real estate assets. This compares to other income of $19 million recorded in the first quarter of 1998 for the sale of the Registrant's Garden Centers nursery business.

         During the first quarter of 1999, the effective tax rate was increased to 39.0 percent as compared with 37.0 percent for the corresponding prior-year period. The increase reflects the impact of non-deductible items, such as goodwill amortization, at lower earnings levels, as well as higher proportional foreign earnings, which are taxed at higher rates.

         The Registrant reported a net loss for the thirteen weeks ended May 1, 1999 of $11 million or $0.08 per diluted share, compared to a net loss of $5 million, or $0.04 per diluted share for the corresponding prior-year period, which includes a $13 million, or $0.10 per share loss from discontinued operations.

STORE COUNT

         The following table summarizes store count:

                                               At Jan. 30,                                    At May 1,      At May 2,
                                                 1999           Opened        Closed            1999           1998
                                                 ----           ------        ------            ----           ----
Global Athletic Group .................          3,925              43            69           3,899          3,740
Northern Group ........................            940               8             9             939            850
All Other .............................          1,137               5            31           1,111          1,216
                                                 -----           -----         -----           -----          -----
   Total ..............................          6,002              56           109           5,949          5,806
                                                 -----           -----         -----           -----          -----


         Of the 56 stores opened, 15 stores represent the conversion of Kinney and Footquarters stores from the Registrant's discontinued Specialty Footwear segment. During the thirteen weeks ended May 1, 1999, the Registrant remodeled or relocated 61 stores. Additionally, a new athletic outlet chain was launched utilizing 28 Footquarters locations and 51 existing Foot Locker and Champs Sports outlet stores, which are included in the Global Athletic Group.

SALES

         The following table summarizes sales by segment and geographic area, after reclassification for disposed operations. Disposed operations represents those businesses sold or closed other than the discontinued segments and are therefore included in continuing operations.

                                                    Thirteen weeks ended
                                                    --------------------
(in millions)                                       May 1,             May 2,
                                                     1999               1998
                                                     ----               ----
By Segment:
   Global Athletic Group .................         $  931             $  907
   Northern Group ........................             69                 74
   All Other .............................             79                 73
   Disposed operations ...................             --                  4
                                                   ------             ------
Total sales ..............................         $1,079             $1,058
                                                   ======             ======

By Geographic Area:
   United States .........................         $  929             $  913
   Canada ................................             70                 78
   Other International ...................             80                 63
   Disposed operations ...................             --                  4
                                                   ------             ------
Total sales ..............................         $1,079             $1,058
                                                   ======             ======



         Global Athletic Group sales increased by 2.6 percent for the first quarter of 1999 as compared with the corresponding prior-year period. The increase was primarily attributable to sales from 159 net additional stores, offset by below plan sales performance in the Champs Sports format. Comparable-store sales decreased by 0.3 percent for the quarter, reflecting an improvement over fourth quarter 1998 trends. Sales for the quarter were impacted by continued weak sales of branded and licensed apparel, offset by increased sales in remodeled stores and from high-end performance athletic footwear, primarily running.

         Excluding the impact of foreign currency fluctuations, Northern Group sales decreased by 4.9 percent for the first quarter of 1999. The sales from 89 net additional stores in 1999, compared to 1998 was more than offset by a comparable-store sales decline of 9.6 percent for the quarter.

         The increase in sales of the All Other category was driven by the continued double-digit growth in the Afterthoughts jewelry format.

OPERATING RESULTS

         Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate income and interest expense, net. The following table summarizes operating profit by segment and geographic area, after reclassification for disposed operations.


                                                          Thirteen weeks ended
                                                          --------------------
(in millions)                                            May 1,           May 2,
                                                         1999              1998
                                                         ----              ----
By Segment:
   Global Athletic Group ...................             $ 19              $ 46
   Northern Group ..........................              (16)               (9)
   All Other ...............................                1                (6)
   Disposed operations .....................               (1)               18
                                                         ----              ----
Total operating profit .....................             $  3              $ 49
                                                         ====              ====

By Geographic Area:
   United States ...........................             $  9              $ 38
   Canada ..................................               (7)               (6)
   Other International .....................                2                (1)
   Disposed operations .....................               (1)               18
                                                         ----              ----
Total operating profit .....................             $  3              $ 49
                                                         ====              ====


         The Global Athletic Group reported an operating profit of $19 million for the thirteen weeks ended May 1, 1999 as compared with $46 million for the prior-year period ended May 2, 1998. This decline principally reflects increased occupancy and other costs associated with the 159 net additional stores as well as the additional depreciation and amortization of remodeled stores in 1999 as compared to 1998. The decline also reflects increased markdowns in most formats, offset, in part, by reduced promotional markdown activity in Europe in the first quarter of 1999 compared to 1998.

         The Northern Group reported an operating loss of $16 million for the first quarter of 1999, compared to an operating loss of $9 million in the first quarter of 1998, as a result of the decline in sales and continued markdown activity in order to clear excess inventory.

         Operating results for formats included in the All Other category improved by $7 million for the thirteen weeks ended May 1, 1999 as compared with the corresponding prior year period, predominantly related to the Afterthoughts format.

         Disposed operations for the first quarter of 1998 include a $19 million gain on the sale of the Garden Centers nursery business offset by the costs associated with the shutdown of the U.S. Randy River operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's primary sources of working capital have been cash flows from operations, borrowings under the revolving credit agreement, financing real estate with operating leases and proceeds from the sale of non-strategic assets. The principal use of cash has been to finance inventory requirements, which are generally at their peak during the third and fourth quarters, capital expenditures related to store openings and remodelings, and management information systems, and to fund other general working capital requirements.

         Operating activities of continuing operations reduced cash by $127 million for the thirteen weeks ended May 1, 1999, as compared with $192 million in the corresponding prior-year period. These amounts reflect the net loss reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The decline in cash used for merchandise inventories in 1999 reflects the additional inventory purchases in 1998 related to the opening of new larger-size athletic formats, coupled with a concerted effort in 1999 to maximize inventories per square foot. Merchandise inventories were $889 million at May 1, 1999, essentially unchanged from $880 million at May 2, 1998, however, as a percentage of square footage, inventories declined by 16 percent. Included in the cash flow from operations for both periods is the cash outlay for occupancy costs on May 1 due to the timing of each quarter end.

         Net cash used in investing activities of continuing operations was $47 million and $87 million for the first quarter of 1999 and 1998, respectively. Capital expenditures were $54 million for the thirteen weeks ended May 1, 1999, primarily related to store remodelings as compared with $80 million for the corresponding prior-year period. Planned capital expenditures of $175 million for 1999 include expenditures for 350 new and remodeled stores, management information systems, logistics and other support facilities. In the first quarter of 1998, cash used for the acquisition of Athletic Fitters of $29 million, was offset by $22 million cash proceeds received from the sale of the Garden Centers nursery business.

         Financing activities for the Registrant's continuing operations contributed $26 million in cash for the thirteen weeks ended May 1, 1999, and $258 million in cash for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $274 million and $253 million at May 1, 1999 and May 2, 1998, respectively and have been classified as short-term debt. The Registrant expects to incur incremental interest expense in 1999 compared to 1998, reflecting anticipated higher interest rates and fees during 1999. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies. The Registrant expects to fund the repayment of its $200 million 7.0 percent debentures through future financing and/or asset sales.

YEAR 2000 READINESS DISCLOSURE

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

State of Readiness

         The Registrant has assessed all mainframe, operating and application systems (including point of sale) for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. Those applications considered most critical to the Registrant"s business operations have been remediated. In-house certification testing of all application systems is currently in progress. Code changes have been made to the merchandising and logistics legacy systems, remediation is complete, and testing is in progress. The necessary enhancements to the point of sale equipment are substantially complete. Approximately 2,300 stores have been upgraded with the Y2K remediated release of store systems software and it is expected that this release will be in all stores by the end of June. In July, the Registrant will perform a test of its Y2K compliant (and recently upgraded) operating software on an isolated processor. Thereafter, through the fall, the Registrant will complete its testing of application software using this upgraded operating system infrastructure. The plan calls for certification to be complete by the end of the third quarter.

         Apart from the Y2K issue, the Registrant has developed and installed throughout its businesses beginning in 1997 an information computer system ("ECLIPSE"), which will be installed in most divisions for the finance and human resources functions during 1999. The ECLIPSE project was undertaken for business reasons unrelated to Y2K. However, the installation of ECLIPSE eliminates the need to reprogram or replace certain existing software for Y2K compliance.

         The Registrant has compiled a comprehensive inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a building"s infrastructure. Management has established the priority of systems identified as non-compliant and ongoing testing and implementation of any changes required for the non-IT systems will be performed throughout 1999. Investigations of the embedded chip systems indicate that Y2K will not affect systems such as heating, ventilation and security in most store locations.

Material Third Parties

         The Registrant purchased approximately 44 percent of its 1998 merchandise from one major vendor. As a result, the Registrant's ability to operate could be materially affected by the non-compliance of this key supplier. Management has determined through several meetings and interviews that the vendor's Y2K readiness program is substantially complete. Electronic Data Interchange software was successfully tested with this vendor and management intends to develop joint contingency plans for distribution and order entry. Management has issued questionnaires to its approximately 20 key vendors to determine their state of readiness. The Registrant's efforts to obtain written certifications have not been successful, for the most part, and management will continue its efforts to assess the vendors' Y2K readiness through other means. The level of compliance of the Registrant's major providers of banking services, transportation, telecommunications and utilities is being ascertained and the related risks evaluated.

Y2K Costs

         The Registrant is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse affect on continuing operations. The total direct cost, excluding ECLIPSE, to remediate the Y2K issue is estimated to be approximately $5 million, of which $3 million was spent in 1998 and a further $0.2 million in the first quarter of 1999. All costs, excluding ECLIPSE, are being expensed as incurred and are funded through operating cash flows. The Registrant's Y2K costs are based on management's best estimates and may be updated, as additional information becomes available. Management does not expect the total Y2K remediation costs to be significant to its results of operations or financial condition.

Contingency Plan/Risks

         The Registrant is in the process of developing contingency plans for those areas that might be affected by Y2K. Although the full consequences are unknown, the failure of either the Registrant's critical systems or those of its material third party suppliers to be Y2K compliant would result in the interruption of the Registrant's business, which could have a significant adverse effect on its results of operations or financial condition. If the distribution channels were to be disrupted, alternative methods of delivering merchandise to both the Registrant's stores and its customers will be in place. However, if any business interruptions occur in January 2000, and they are promptly corrected, management expects it would not significantly impact the Registrant's results of operations or financial position. Typically, at that time of year, after the holiday season, there is lower customer demand and borrowing requirements are not at their peak. In addition, successful inventory and working capital management, along with contingency plans for store operations, will help mitigate the risks associated with the Y2K issue. However, some business disruptions may occur even with defensive contingency plans.

IMPACT OF EUROPEAN MONETARY UNION

         The European Union is comprised of fifteen member states, eleven of which adopted a common currency, the "euro," effective January 1, 1999. From that date until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the euro. Monetary, capital, foreign exchange and interbank markets have converted to the euro and non-cash transactions will be possible in euros. On January 1, 2002, euro bank notes and coins will be issued and the former national currencies will be withdrawn from circulation no later than July 1, 2002.

         The Registrant has reviewed the impact of the euro conversion on its information systems, accounting systems, vendor payments and human resources. Modifications required to be made to the point of sale hardware and software will be facilitated by the Y2K remediation.

         The adoption of a single European currency will lead to greater product pricing transparency and a more competitive environment. The Registrant will display the euro equivalent price of merchandise as a customer service during the transition period, as will many retailers until the official euro conversion in 2002. The euro conversion is not expected to have a significant effect on the Registrant's results of operations or financial condition.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1. Legal Proceedings

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

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated February 17, 1999 (date of earliest event reported) reporting that Bruce L. Hartman had been named Senior Vice President and Chief Financial Officer, and would replace Reid Johnson, who had resigned, effective February 26, 1999.

         The Registrant filed a report on Form 8-K dated March 10, 1999 (date of earliest event reported) reporting sales and earnings for the fourth quarter and year ended January 30, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VENATOR GROUP, INC.
                                         -------------------
                                         (Registrant)





Date: June 4, 1999
                                         /s/ Bruce Hartman
                                         -------------------
                                         BRUCE HARTMAN
                                         Senior Vice President
                                         and Chief Financial Officer

                               VENATOR GROUP, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K


Exhibit No. in Item 601
   of Regulation S-K                Description
-----------------------             ------------
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

         4.2(a)                     Amendment No.1 to Rights Agreement.

Exhibit No. in Item 601
   of Regulation S-K                 Description
-----------------------              ------------

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

         4.5                         Form of 8 % Debentures due 2022
                                     (incorporated herein by reference to
                                     Exhibit 4 to the Registrant's Form 8-K
                                     dated January 16, 1992).

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

         5                           *
         8                           *
         9                           *

         10.1                        Form of Executive Severance Benefit
                                     Agreement.

         10.2                        Form of Senior Executive Severance
                                     Agreement, amended as of April 29, 1999.

         10.3                        Amendment to Supplemental Agreement with
                                     M. Jeffrey Branman dated May 5, 1999.

         11                          *

         12                          Computation of Ratio of Earnings to Fixed
                                     Charges.

         13                          *

         15                          Letter re:  Unaudited Interim Financial
                                     Statements.



Exhibit No. in Item 601
   of Regulation S-K                   Description
-----------------------                ------------
         16                            *
         17                            *
         18                            *
         19                            *
         20                            *
         21                            *
         22                            *
         23                            *
         24                            *
         25                            *
         26                            *

         27.1                          Financial Data Schedule - May 1, 1999
                                       (which is submitted electronically to the SEC for information only and not filed).

         27.2                          Restated Financial Data Schedule - May 2,
                                       1998 (which is submitted electronically
                                       to the SEC for information only and not
                                       filed).

         99                            Independent Accountants'Review Report.

----------
  *  Not applicable

Exhibits filed with this Form 10-Q:

Exhibit No.               Description
-----------               -----------
 4.2(a)         Amendment No.1 to Rights Agreement

10.1            Form of Executive Severance Benefit Agreement

10.2 Form of Senior Executive Severance Agreement, amended as of April 29, 1999

10.3 Amendment to Supplemental Agreement with M. Jeffrey Branman dated May 5, 1999

12              Computation of Ratio of Earnings to Fixed Charges

15              Letter re: Unaudited Interim Financial Statements

27.1            Financial Data Schedule - May 1, 1999

27.2            Restated Financial Data Schedule - May 2, 1998

99              Independent Accountants' Review Report