Form 10-Q
period 1999-07-31
VENATOR GROUP INC
filed 1999-09-10
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

Commission file no. 1-10299
                    -------

                               VENATOR GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                 New York                                               13-3513936
---------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
          or organization)


233 Broadway, New York, New York                                   10279-0003
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number:  (212) 553-2000
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  X    NO
                                                 ---      ---
Number of shares of Common Stock outstanding at September 3, 1999: 137,382,104
                                                                   -----------

                               VENATOR GROUP, INC.
                               -------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets.................................      1

                      Condensed Consolidated Statements
                           of Operations....................................................      2

                      Condensed Consolidated Statements
                           of Comprehensive Loss............................................      3

                      Condensed Consolidated Statements
                           of Cash Flows....................................................      4

                      Notes to Condensed Consolidated
                           Financial Statements.............................................    5-9

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations....................   9-16

Part II.  Other Information

          Item 1.     Legal Proceedings.....................................................     17

          Item 4.     Submission of Matters to a Vote of Security Holders...................     17

          Item 6.     Exhibits and Reports on Form 8-K......................................     17

                      Signature.............................................................     18

                      Index to Exhibits.....................................................  19-21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                               VENATOR GROUP, INC.
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                  (in millions)

                                                                    July 31,        August 1,         January 30,
                                                                      1999            1998               1999
                                                                 --------------   -------------      ------------
                                                                   (Unaudited)      (Unaudited)         (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash and cash equivalents ............................             $   78             $    1              $  193
   Merchandise inventories ..............................                812                995                 837
   Net assets of discontinued operations.................                 93                621                  97
   Assets held for disposal .............................                 82                  -                   -
   Other current assets .................................                164                217                 148
                                                                      ------             ------              ------
                                                                       1,229              1,834               1,275
Property and equipment, net .............................                941                787                 974
Deferred taxes ..........................................                354                334                 358
Intangible assets, net ..................................                166                189                 183
Other assets ............................................                 90                 91                  86
                                                                      ------             ------              ------
                                                                      $2,780             $3,235              $2,876
                                                                      ======             ======              ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current liabilities
   Short-term debt ......................................            $   332             $  451              $  250
   Accounts payable .....................................                260                376                 245
   Accrued liabilities ..................................                215                202                 296
   Current portion of reserve for discontinued operations                105                 27                 167
   Current portion of long-term debt and obligations
     under capital leases ...............................                206                 20                   6
                                                                     -------            -------             -------
                                                                       1,118              1,076                 964
Long-term debt and obligations under capital leases .....                313                509                 511
Other liabilities .......................................                349                387                 363
Shareholders' equity
   Common stock and paid-in capital .....................                334                327                 328
   Retained earnings ....................................                855              1,016                 897
   Accumulated other comprehensive loss .................               (189)               (80)               (187)
                                                                     -------            -------             -------
Total shareholders' equity ..............................              1,000              1,263               1,038
                                                                     -------            -------             -------
                                                                     $ 2,780            $ 3,235             $ 2,876
                                                                     =======            =======             =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                     (in millions, except per share amounts)

                                                            Thirteen weeks ended           Twenty-six weeks ended
                                                        ---------------------------    -----------------------------
                                                         July 31,       August 1,        July 31,        August 1,
                                                          1999            1998            1999            1998
                                                          ----            ----            ----            ----
Sales ..........................................        $ 1,063         $ 1,043         $ 2,142         $ 2,101

Costs and expenses
  Cost of sales ................................            791             736           1,582           1,484
  Selling, general and administrative expenses .            249             254             506             525
  Depreciation and amortization ................             46              36              91              70
  Restructuring charge .........................             52               -              52               -
  Interest expense, net ........................             17               7              28              17
  Other income .................................            (25)              -             (31)            (19)
                                                        -------         -------         -------         -------
                                                          1,130           1,033           2,228           2,077
                                                        -------         -------         -------         -------
Income (loss) from continuing operations
     before income taxes .......................            (67)             10             (86)             24
Income tax expense (benefit) ...................            (26)              4             (34)             10
                                                        -------         -------         -------         -------
Income (loss) from continuing operations .......            (41)              6             (52)             14

Income (loss) from discontinued operations,
   net of income tax expense (benefit)
   of $7, $(11), $7, and $(20), respectively ...             10             (19)             10             (32)

                                                        -------         -------         -------         -------
Net loss .......................................        $   (31)           $(13)         $  (42)        $   (18)
                                                        =======         =======         =======         =======

Basic earnings per share:
     Income (loss) from continuing operations ..         $(0.30)        $  0.04         $ (0.38)        $  0.10
     Income (loss) from discontinued operations            0.07           (0.13)           0.07           (0.23)
                                                        -------         -------         -------         -------
     Net loss ..................................        $ (0.23)        $ (0.09)        $ (0.31)        $ (0.13)
                                                        =======         =======         =======         =======
Weighted-average common shares outstanding .....          137.3           135.4           137.0           135.3

Diluted earnings per share:
     Income (loss) from continuing operations ..        $ (0.30)          $0.04         $ (0.38)        $  0.10
     Income (loss) from discontinued operations            0.07           (0.13)           0.07           (0.23)
                                                        -------         -------         -------         -------
     Net loss ..................................        $ (0.23)        $ (0.09)        $ (0.31)        $ (0.13)
                                                        =======         =======         =======         =======
Weighted-average common shares assuming dilution          137.3           136.0           137.0           136.2


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             -------------------------------------------------------
                                   (Unaudited)
                                  (in millions)

                                                  Thirteen weeks ended     Twenty-six weeks ended
                                                  ---------------------    ----------------------
                                                  July 31,    August 1,    July 31,     August 1,
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----

Net loss ..................................        $(31)        $(13)        $(42)        $(18)

Other comprehensive loss, net of tax
   Foreign currency translation adjustments
   arising during the period, net of
   deferred tax benefit of $4, $8, $1
   and $1, respectively ...................          (6)         (13)          (2)          (1)
                                                   ----         ----         ----         ----
Comprehensive loss ........................        $(37)        $(26)        $(44)        $(19)
                                                   ====         ====         ====         ====


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                  (in millions)

                                                                                     Twenty-six weeks ended
                                                                                     ----------------------
                                                                                     July 31,      August 1,
                                                                                      1999           1998
                                                                                      ----           ----
From Operating Activities:
   Net loss.....................................................................  $    (42)        $     (18)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities of continuing operations:
     Restructuring charge.......................................................        52                 -
     (Income) loss from discontinued operations, net of tax ....................       (10)               32
     Depreciation and amortization..............................................        91                70
     Gains on sales of assets and investments...................................       (31)              (19)
     Deferred income taxes......................................................       (23)              (22)
     Change in assets and liabilities, net of acquisition:
       Merchandise inventories..................................................       (26)             (241)
       Accounts payable and other accruals......................................       (67)               77
       Other, net...............................................................       (38)             (126)
                                                                                    ------           -------
   Net cash used in operating activities of continuing operations...............       (94)             (247)
                                                                                    ------           -------

From Investing Activities:

   Proceeds from sales of assets and investments ...............................        23                27
   Capital expenditures.........................................................       (97)             (224)
   Payments for business acquired, net of cash acquired.........................         -               (29)
                                                                                    ------           -------
   Net cash used in investing activities of continuing operations...............       (74)             (226)
                                                                                    ------           -------

From Financing Activities:

   Increase in short-term debt..................................................        82               451
   Reduction in long-term debt and capital lease obligations....................        (3)               (2)
   Issuance of common stock.....................................................         5                10
                                                                                    ------           -------
   Net cash provided by financing activities of continuing operations...........        84               459
                                                                                    ------           -------

Net Cash used in Discontinued Operations........................................       (31)              (72)

Effect of exchange rate fluctuations on Cash and Cash Equivalents...............         -                 6
                                                                                    ------           -------

Net change in Cash and Cash Equivalents.........................................      (115)              (80)
Cash and Cash Equivalents at beginning of year..................................       193                81
                                                                                    ------           -------
Cash and Cash Equivalents at end of interim period..............................  $     78         $       1
                                                                                    ======           =======

Cash paid during the period:
   Interest.....................................................................  $     34         $      24
   Income taxes.................................................................  $      7         $       8


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 30, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended July 31, 1999 are not necessarily indicative of the results expected for the year.

Restructuring Charge

         During the second quarter of 1999, the Registrant approved a restructuring plan to exit eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going to the Game, Weekend Edition and Burger King franchises. Restructuring charges of $64 million pre-tax ($39 million after-tax) were recorded in the second quarter. Major components of the charge included leasehold and real estate disposition costs ($24 million), fixed asset and other asset impairments ($19 million), inventory markdowns ($12 million) and other exit costs ($9 million). The inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses. The Registrant expects to record a further charge in connection with the restructuring of approximately $3 million before-tax ($2 million after-tax) in 1999 related to severance.

         The Registrant entered into an agreement during the second quarter to sell up to 51 of the 87 Weekend Edition stores, and expects to sell a substantial portion of the seven other businesses held for disposal. The remaining businesses will be liquidated in the third and fourth quarters and all dispositions are expected to be complete by the end of the first quarter of 2000. There was no disposition activity charged to the restructuring reserve during the second quarter. The current portion of the $33 million reserve balance at July 31, 1999 is included in accrued liabilities ($21 million), and the balance in other liabilities ($12 million). The inventory, fixed assets and other long-lived assets of the businesses to be exited of $82 million at net realizable value have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheet as of July 31, 1999.

         Sales and net loss for the eight businesses held for disposal for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively are presented below.

                    Thirteen weeks ended              Twenty-six weeks ended
                    --------------------              ----------------------
(in millions)      July 31,        August 1,        July 31,         August 1,
                    1999             1998             1999             1998
                    ----             ----             ----             ----

Sales .......       $ 51             $ 42             $ 97             $ 81
                    ====             ====             ====             ====
Net loss ....       $ (7)            $ (4)            $(16)            $ (9)
                    ====             ====             ====             ====

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively, are presented below. Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense (income) and net interest expense.

Sales:
(in millions)                                        Thirteen weeks ended            Twenty-six weeks ended
                                                   -------------------------        ---------------------------
                                                   July 31,        August 1,        July 31,         August 1,
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
Global Athletic Group ..................            $  893           $  878            $1,824            $1,785
Northern Group .........................                86               85               155               159
All Other ..............................                84               80               163               157
                                                    ------           ------            ------            ------
                                                    $1,063           $1,043            $2,142            $2,101
                                                    ======           ======            ======            ======


Operating Results:
(in millions)                                        Thirteen weeks ended            Twenty-six weeks ended
                                                   -------------------------        --------------------------
                                                   July 31,        August 1,        July 31,         August 1,
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
Global Athletic Group ..................            $(58)            $ 36             $(39)              $ 82
Northern Group .........................              (6)              (7)             (22)               (16)
All Other ..............................               2               (5)               2                  7
                                                    ----             ----             ----               ----
      Operating profit (loss) ..........             (62)              24              (59)                73
      Corporate expense (income) .......             (12)               7               (1)                32
      Interest expense, net ............              17                7               28                 17
                                                    ----             ----             ----               ----
Income (loss) from continuing operations
   before income taxes .................            $(67)            $ 10             $(86)              $ 24
                                                    ====             ====             ====               ====


         Operating results for the Global Athletic Group for the thirteen and twenty-six weeks ended July 31, 1999 include restructuring charges of $64 million related to the businesses to be exited.

Short-Term Debt

         Outstanding borrowings under the Registrant's revolving credit agreement amounted to $332 million at July 31, 1999. The facility available at that date of $393 million was further reduced on August 2, 1999 by $14 million to $379 million, as a result of the sale of certain assets. If additional assets are sold or debt or equity is issued, the revolving credit agreement may be reduced to $350 million, and will, in any event, be reduced to $300 million by February 15, 2000. Under the terms of the agreement, the Registrant is required to satisfy certain financial and operating covenants, which include: maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization; minimum fixed charge coverage ratio; minimum tangible net worth and limits on capital expenditures. In addition, the Registrant is required to fund the repayment of the $200 million 7.0 percent debentures, which are due in June 2000, by February 15, 2000. This facility is unsecured relating to the Registrant's inventory; however, it does include collateralization of certain properties as defined in the agreement. The agreement also restricts consolidations or mergers with third parties, investments and acquisitions, payment of dividends and stock repurchases, and requires borrowings under the agreement to be reduced to not more than $50 million for a period of at least 15 consecutive days during the fourth quarter of each year.

Discontinued Operations

         In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment and completed the sale of its 357 store German general merchandise business for $563 million. The Registrant recorded a net gain of $174 million before-tax, or $39 million after-tax. The reserve balance of $38 million at July 31, 1999 represents the costs associated with the disposal of the remaining business of the International General Merchandise segment, which is expected to be completed in 1999.

         The Registrant also announced in the third quarter of 1998 that it was exiting its Specialty Footwear segment and recorded a net charge to earnings of $234 million before-tax, or $155 million after-tax for the loss on disposal of the segment. Disposition activity of approximately $38 million charged to the reserve for the period from January 30, 1999 to July 31, 1999 represented the payments for leasehold and real estate disposition expenses, severance and benefit costs and other related expenses. In the second quarter of 1999, the Registrant recorded a reduction to the reserve of $17 million before-tax, or $10 million after-tax, reflecting favorable results from real estate disposition compared to original estimates. The reserve balance of $66 million at July 31, 1999 primarily includes leasehold obligations and related fixed asset write-offs, $48 million of which is expected to be utilized within twelve months and the remaining $18 million thereafter.

         In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. Net disposition activity for the twenty-six weeks ended July 31, 1999, respectively, was approximately $16 million, which included payments for leasehold and real estate disposition expenses, offset by gains from planned disposals of real estate. The remaining reserve balance of $19 million at July 31, 1999 consists principally of real estate disposition costs.

         Prior year financial statements have been restated to present the operating results of these business segments as discontinued operations. The following is a summary of the net assets of discontinued operations:

(in millions)                                       July 31,     August 1,      Jan. 30,
                                                     1999          1998          1999
                                                     ----          ----          ----
International General Merchandise
Assets ....................................          $ 45          $825          $ 47
Liabilities ...............................             7           368            11
                                                     ----          ----          ----
Net assets of discontinued operations .....          $ 38          $457          $ 36
                                                     ----          ----          ----

Specialty Footwear
Assets ....................................          $ 55          $195          $ 63
Liabilities ...............................             9            41            17
                                                     ----          ----          ----
Net assets of discontinued operations .....          $ 46          $154          $ 46
                                                     ----          ----          ----

Domestic General Merchandise
Assets ....................................          $ 13          $ 17          $ 23
Liabilities ...............................             4             7             8
                                                     ----          ----          ----
Net assets of discontinued operations .....          $  9          $ 10          $ 15
                                                     ----          ----          ----
Total net assets of discontinued operations          $ 93          $621          $ 97
                                                     ====          ====          ====

         The assets of the International General Merchandise and Specialty Footwear segments consist primarily of inventory and fixed assets. The assets of the Domestic General Merchandise segment primarily include fixed assets and deferred tax assets. The liabilities of the International General Merchandise segment at August 1, 1998 predominantly included pension liabilities and amounts due to vendors. The decrease in net assets of International General Merchandise discontinued operations at January 30, 1999 and July 31, 1999 reflects the sale of the German general merchandise operations on October 22, 1998. The liabilities of the Specialty Footwear and Domestic General Merchandise segments primarily reflect accrued liabilities.

1991 Restructuring and 1993 Repositioning Reserves

         In connection with the 1991 restructuring and 1993 repositioning programs, the Registrant recorded an adjustment of $6 million in selling, general and administrative expenses for the twenty-six weeks ended July 31, 1999, to reflect revisions based on actual experience better than original estimates relating to lease costs and operating expenses. The remaining reserve balance of $12 million at July 31, 1999 will be required to satisfy the lease cancellations or property sales over the next few years.

Earnings Per Share

         Basic earnings per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and other convertible securities. A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:

                                                          Thirteen weeks ended           Twenty-six weeks ended
                                                         ------------------------      ------------------------
(in millions)                                            July 31,       August 1,      July 31,       August 1,
                                                           1999           1998           1999           1998
                                                          -----          -----          -----          -----
Weighted-average common shares outstanding .....          137.3          135.4          137.0          135.3
Incremental common shares issuable .............              -            0.6              -            0.9
                                                          -----          -----          -----          -----
Weighted-average common shares assuming dilution          137.3          136.0          137.0          136.2
                                                          =====          =====          =====          =====

         Incremental common shares were not included in the computation for the quarter and year-to-date period ended July 31, 1999 since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Antidilutive options were not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $146 million, $35 million, and $144 million, and minimum pension liability adjustments of $43 million, $45 million, and $43 million, at July 31, 1999, August 1, 1998, and January 30, 1999, respectively.

Reclassifications

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period. All financial statements have been restated to reflect the discontinuance of the Specialty Footwear and International General Merchandise segments in the third quarter of 1998. As discussed above, the inventory, fixed assets and other long-lived assets of the eight businesses to be exited have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheet as of July 31, 1999.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement No. 133," which defers the implementation of SFAS No. 133 by one year. The statement will now be effective for the Registrant in 2001.

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

RESULTS OF OPERATIONS

         Sales of $1,063 million for the second quarter of 1999 increased 1.9 percent from sales of $1,043 million for the second quarter of 1998, reflecting the impact of 51 net additional stores at the end of the quarter. Sales for the twenty-six weeks ended July 31, 1999 increased 2.0 percent to $2,142 million as compared to $2,101 million for the twenty-six weeks ended August 1, 1998. Comparable-store sales were flat for both the quarter and year-to-date periods. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 1.4 percent and 1.7 percent for the second quarter and year-to-date periods of 1999, respectively, as compared to the corresponding prior-year periods.

         Gross margin, as a percentage of sales, declined by approximately 380 basis points to 25.6 percent in the second quarter of 1999 and from 29.4 percent to 26.1 percent for the twenty-six weeks ended July 31, 1999, as compared to the corresponding prior-year periods. This decline principally reflects increased occupancy costs in the Global Athletic Group as a result of additional stores at July 31, 1999 compared to August 1, 1998, and inventory markdowns of $12 million in the second quarter of 1999 associated with the Registrant's restructuring plan to exit eight non-core businesses. Excluding the inventory markdowns of $12 million, gross margin declined by approximately 270 basis points in the second quarter.

         Selling, general and administrative expenses ("SG&A") of $249 million declined approximately 90 basis points to 23.4 percent of sales in the second quarter of 1999 as compared with the corresponding prior-year period. SG&A of $506 million for the twenty-six weeks ended July 31, 1999, declined approximately 140 basis points to 23.6 percent of sales. These declines reflect the Registrant's successful cost cutting initiatives at both the corporate and divisional levels. The Registrant expects to reduce its 1999 corporate and divisional operating expenses by $100 million, compared to 1998, and to further cut corporate costs to one percent of sales by 2001.

         During the second quarter of 1999, the Registrant approved a restructuring plan to exit eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going to the Game, Weekend Edition and Burger King franchises. Restructuring charges of $64 million pre-tax ($39 million after-tax) were recorded in the second quarter. Inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses. The Registrant expects to record a further charge in connection with the restructuring of approximately $3 million before-tax ($2 million after-tax) in 1999 related to severance.

         Depreciation and amortization of $46 million and $91 million for the second quarter and the twenty-six weeks ended July 31, 1999 increased approximately 30 percent compared to the corresponding prior-year periods. The increase reflects depreciation and amortization of assets included in the 1998 capital expenditure program, which concentrated on new store openings and remodeling of existing facilities, and also included management information systems.

         Interest expense, net of interest income, increased $11 million for the twenty-six weeks ended July 31, 1999, as compared with the corresponding prior-year period. The increase reflects $8 million incremental interest expense attributable to higher interest rates and fees, and increased levels of average short-term borrowing during 1999. Interest income of $5 million for the twenty-six weeks ended July 31, 1999 primarily related to income tax refunds in the first quarter of 1999, whereas the corresponding prior-year period included interest income of $8 million, which reflected the franchise tax settlement in the second quarter of 1998.

         Corporate income, included in other income, of $31 million for the twenty-six weeks ended July 31, 1999, reflects real estate gains of $24 million primarily related to the second quarter sale of two properties, and the recognition of $7 million of the deferred gain recorded on the 1998 sale of the corporate headquarters. This compares to other income of $19 million recorded in the first quarter of 1998 for the sale of the Registrant's Garden Centers nursery business.

         The Registrant reported a net loss for the quarter and year-to-date periods ended July 31, 1999 of $31 million and $42 million, respectively, or $0.23 and $0.31 per diluted share. The second quarter of 1999 includes income from discontinued operations of $10 million after-tax, or $0.07 per diluted share, which reflects favorable results from Specialty Footwear real estate disposition compared to original estimates. The Registrant reported a net loss for the thirteen and twenty-six weeks ended August 1, 1998 of $13 million and $18 million, respectively, or $0.09 and $0.13 per diluted share, which include $19 million and $32 million loss from discontinued operations, respectively.

STORE COUNT

                              Jan. 30,                                      July 31,       Aug. 1,
                               1999          Opened         Closed           1999           1998
                               ----          ------         ------           ----           ----
Global Athletic Group          3,925             78            126          3,877          3,793
Northern Group ......            940             15             17            938            872
All Other ...........          1,137             12             49          1,100          1,199
                               -----          -----          -----          -----          -----
   Total ............          6,002            105            192          5,915          5,864
                               =====          =====          =====          =====          =====

         Included in the store count at July 31, 1999 are 134 Global Athletic stores and 337 All Other stores related to the eight non-core businesses held for disposal. During the twenty-six weeks ended July 31, 1999, the Registrant remodeled or relocated 148 stores.

SALES

         The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.

                                          Thirteen weeks ended           Twenty-six weeks ended
                                        -----------------------        -------------------------
(in millions)                           July 31,       August 1,       July 31,        August 1,
                                          1999           1998            1999            1998
                                          ----           ----            ----            ----
Global Athletic Group ........          $  874          $  870          $1,788          $1,769
Northern Group ...............              86              85             155             159
All Other ....................              52              45             102              88
Disposed and held for disposal              51              43              97              85
                                        ------          ------          ------          ------
   Total sales ...............          $1,063          $1,043          $2,142          $2,101
                                        ======          ======          ======          ======


         Global Athletic Group sales increased by 0.5 percent and by 1.1 percent for the 1999 second quarter and year-to-date periods, as compared with the corresponding prior-year periods. These increases were primarily attributable to improved sales performance at remodeled and relocated stores, offset by a comparable-store sales decline of 0.4 percent for both the second quarter and year-to-date periods. Sales for 1999 were impacted by continued weak sales of branded and licensed apparel, offset by increased sales of high-end performance athletic footwear, primarily running.

         Excluding the impact of foreign currency fluctuations, Northern Group sales remained flat for the second quarter of 1999 and declined by 1.2 percent for the year-to-date period. Comparable-store sales declined by 3.6 percent for the second quarter, reflecting an improvement over first quarter trends.

         The increase in sales of the All Other category was driven by the continued double-digit growth in the Afterthoughts jewelry format. Comparable-store sales increased by 6.0 percent and by 15.0 percent for the 1999 second quarter and year-to-date periods, respectively.

OPERATING RESULTS

         Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense (income) and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.

                                         Thirteen weeks ended           Twenty-six weeks ended
                                         -----------------------        -------------------------
(in millions)                            July 31,      August 1,        July 31,        August 1,
                                          1999           1998            1999            1998
                                          ----           ----            ----            ----
Global Athletic Group ..........          $ 14           $ 38           $ 43           $ 87
Northern Group .................            (6)            (7)           (22)           (16)
All Other ......................             5              -             10             (2)
Disposed and held for disposal .           (75)            (7)           (90)             4
                                          ----           ----           ----           ----
   Total operating profit (loss)          $(62)          $ 24           $(59)          $ 73
                                          ====           ====           ====           ====


         The Global Athletic Group's operating profit declined by 63.2 percent and by 50.6 percent for the thirteen and twenty-six weeks ended July 31, 1999 as compared with the corresponding prior-year periods. These declines principally reflect higher occupancy costs, increased markdowns in most formats, offset, in part, by reduced promotional markdown activity in Europe in the first half of 1999 compared to 1998, as well as the additional depreciation and amortization of remodeled stores in 1999.

         The Northern Group reported operating losses for both the quarter and year-to-date periods in 1999, as a result of declining sales and continued markdown activity in order to achieve optimal inventory assortments, while Afterthoughts, included in the All Other category, reported operating profits of $5 million and $10 million for the thirteen and twenty-six weeks ended July 31, 1999, reflecting increased sales and improved gross margins compared to the corresponding prior-year periods.

         Operating results for businesses disposed and held for disposal include restructuring charges of $64 million related to the eight non-core businesses to be exited for the thirteen and twenty-six weeks ended July 31, 1999, and the $19 million gain on the sale of the Garden Centers nursery business for the twenty-six weeks ended August 1, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's primary sources of working capital have been cash flows from operations, borrowings under the revolving credit agreement, financing real estate with operating leases, and proceeds from the sale of non-strategic assets. The principal use of cash has been to finance inventory requirements, which are generally at their peak during the third and fourth quarters, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

         Operating activities of continuing operations reduced cash by $94 million for the twenty-six weeks ended July 31, 1999, as compared with $247 million in the corresponding prior-year period. These amounts reflect the net loss reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The change in cash used for merchandise inventories and accounts payable primarily reflects the additional inventory purchases in 1998 related to the opening of new larger-size athletic formats, coupled with the decline in inventories per square foot in 1999. Merchandise inventories of $862 million at July 31, 1999 (including $50 million related to the eight non-core businesses to be exited included in assets held for disposal) declined by $133 million from $995 million at August 1, 1998. Included in other cash flows from operations for the twenty-six weeks ended August 1, 1998 is the cash outlay for occupancy costs for an additional month of approximately $45 million due to the timing of the month-end.

         Net cash used in investing activities of continuing operations was $74 million and $226 million for the first half of 1999 and 1998, respectively. Capital expenditures of $97 million for the twenty-six weeks ended July 31, 1999 primarily related to store remodelings as compared with $224 million for the corresponding prior-year period. Planned capital expenditures of $175 million for 1999 include expenditures for 350 new and remodeled stores, management information systems, logistics and other support facilities. Proceeds from real estate disposition activities contributed $23 million in 1999, which primarily reflected the sale of two properties in the second quarter. In the first quarter of 1998, cash used for the acquisition of Athletic Fitters of $29 million, was offset by $22 million cash proceeds received from the sale of the Garden Centers nursery business.

         Financing activities for the Registrant's continuing operations contributed $84 million in cash for the twenty-six weeks ended July 31, 1999 and $459 million in cash for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $332 million and $451 million at July 31, 1999 and August 1, 1998, respectively and have been classified as short-term debt. The Registrant incurred incremental interest expense for the first half of 1999 compared to 1998, attributable to higher interest rates and fees, and increased levels of average short-term borrowings. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies. The Registrant expects to fund the repayment of its $200 million 7.0 percent debentures due in June 2000 through future financing and/or asset sales.

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

State of Readiness

         The Registrant has assessed all operating and application systems (including point of sale) for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. Those applications considered most critical to the Registrant's business operations have been remediated. The necessary enhancements to the point of sale equipment are complete and all stores have been upgraded with the Y2K remediated release of store systems software. Code changes have been made to the merchandising and logistics legacy systems, and remediation is complete. In July, the Registrant performed a test of its Y2K compliant (and recently upgraded) operating software on an isolated processor, and the Registrant considered the results of the test to be satisfactory. In-house certification testing of all application systems continues and the Registrant expects to complete its testing of application software using this upgraded operating system infrastructure by the end of the third quarter.

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

Material Third Parties

         The Registrant purchased approximately 44 percent of its 1998 merchandise from one major vendor. As a result, the Registrant's ability to operate could be materially affected by the non-compliance of this key supplier. Management has determined through several meetings and interviews that this vendor's Y2K readiness program is substantially complete. Electronic Data Interchange software was successfully tested with this vendor, as well as other key vendors, and joint contingency plans have been developed for distribution and order entry. Management does not expect the state of readiness of other vendors to have a material adverse impact on the Registrant's ability to operate. The level of compliance of the Registrant's major providers of banking services, transportation, telecommunications and utilities and the related risks continue to be evaluated.

Y2K Costs

         The Registrant is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total direct cost, excluding ECLIPSE, to remediate the Y2K issue is estimated to be approximately $5.8 million, of which $3 million was spent in 1998 and a further $1.2 million in the first half of 1999. All costs, excluding ECLIPSE, are being expensed as incurred and are funded through operating cash flows. The Registrant's Y2K costs are based on management's best estimates and may be updated, as additional information becomes available. Management does not expect the total Y2K remediation costs to be significant to its results of operations or financial condition.

Contingency Plan/Risks

         The Registrant's contingency plans for those areas that might be affected by Y2K are substantially complete. Contingency store operating procedures will be distributed to store managers to be used in the event of foreseeable business interruptions. Joint contingency plans have been developed with the Registrant's key vendor to provide for a smooth flow of inventory from this vendor to the Registrant over the year-end. If distribution channels were to be disrupted, the Registrant expects to have alternative methods of delivering merchandise to its stores in place. Certain IT and other personnel will be available throughout the millennium date change to correct any issues that may arise. Although the full consequences are unknown, the failure of either the Registrant's critical systems or those of its material third party suppliers to be Y2K compliant would result in the interruption of the Registrant's business, which could have a significant adverse effect on its results of operations or financial condition. However, if any business interruptions occur in January 2000, and they are promptly corrected, management expects it would not significantly impact the Registrant's results of operations or financial position. Typically, at that time of year, after the holiday season, there is lower customer demand and borrowing requirements are not at their peak. In addition, successful inventory and working capital management, along with the contingency plans for store operations, will help mitigate the risks associated with the Y2K issue. However, some business disruptions may occur even with defensive contingency plans.

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

         The adoption of a single European currency will lead to greater product pricing transparency and a more competitive environment. The Registrant will display the euro equivalent price of merchandise as a customer service during the transition period, as will many retailers, until the official euro conversion in 2002. The euro conversion is not expected to have a significant effect on the Registrant's results of operations or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Information on the results of the Registrant's 1999 annual meeting of shareholders, which was held on July 16, 1999, is incorporated herein by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 19 through 21. The exhibits which are in this report immediately follow the index.

    (b) Reports on Form 8-K

        The Registrant filed a report on Form 8-K dated May 19, 1999 (date of earliest event reported) reporting sales and earnings for the first quarter ended May 1, 1999.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    VENATOR GROUP, INC.
                                                    ----------------------------
                                                    (Registrant)





Date: September 9, 1999                             /s/ Bruce Hartman
                                                    ----------------------------
                                                    BRUCE HARTMAN
                                                    Senior Vice President
                                                    and Chief Financial Officer

                               VENATOR GROUP, INC.
                               -------------------
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K
           -----------------------------------------------------------

Exhibit No. in Item 601
  of Regulation S-K                     Description
-----------------------                 -----------

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

         4.2                            Rights Agreement dated as of March
                                        11, 1998 ("Rights Agreement"), between
                                        Venator Group, Inc. and First Chicago
                                        Trust Company of New York, as Rights
                                        Agent (incorporated herein by reference
                                        to Exhibit 4 to the Form 8-K dated March
                                        11, 1998).

         4.2(a) Amendment No. 1 to the Rights Agreement, dated as of May 28, 1999 (incorporated herein by reference to
                                        Exhibit 4.2(a) to the Quarterly Report
                                        on Form 10-Q for the quarterly period
                                        ended May 1, 1999, filed by the
                                        Registrant with the SEC on June 4,
                                        1999).

Exhibit No. in Item 601
   of Regulation S-K                   Description
-----------------------                -----------


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

         5                             *
         8                             *
         9                             *

         10                            Agreement with John F. Gillespie dated
                                       June 23, 1999.

         11                            *

         12                            Computation of Ratio of Earnings to Fixed
                                       Charges.

         13                            *

         15                            Letter re:  Unaudited Interim Financial
                                       Statements.

Exhibit No. in Item 601
   of Regulation S-K                   Description
-----------------------                -----------

         16                            *
         17                            *
         18                            *
         19                            *
         20                            *
         21                            *
         22                            *
         23                            *
         24                            *
         25                            *
         26                            *

         27.1                          Financial Data Schedule - July 31,
                                       1999 (which is submitted electronically
                                       to the SEC for information only and not
                                       filed).

         27.2 Restated Financial Data Schedule - August 1, 1998 (which is submitted electronically to the SEC for information only and not filed).

         99                            Independent Accountants' Review
                                       Report.

  *  Not applicable

Exhibits filed with this Form 10-Q:


     Exhibit No.                       Description
     -----------                       -----------

         10                            Agreement with John F. Gillespie
                                       dated June 23, 1999.

         12                            Computation of Ratio of Earnings to
                                       Fixed Charges.

         15                            Letter re: Unaudited Interim Financial
                                       Statements.

         27.1                          Financial Data Schedule - July 31,
                                       1999.

         27.2                          Restated Financial Data Schedule -
                                       August 1, 1998.

         99                            Independent Accountants' Review
                                       Report.