Form 10-Q
period 1999-10-30
VENATOR GROUP INC
filed 1999-12-14
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended October 30, 1999


Commission file no. 1-10299


                               VENATOR GROUP, INC.
             (Exact name of registrant as specified in its charter)


              New York                                  13-3513936
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



233 Broadway, New York, New York                          10279-0003
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number:  (212) 553-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]



Number of shares of Common Stock outstanding at December 1, 1999: 137,502,104

                               VENATOR GROUP, INC.

                                TABLE OF CONTENTS



                                                                       Page No.
Part I.   Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets....................1

                  Condensed Consolidated Statements
                       of Operations.......................................2

                  Condensed Consolidated Statements
                       of Comprehensive Income (Loss)......................3

                  Condensed Consolidated Statements
                       of Cash Flows.......................................4

                  Notes to Condensed Consolidated
                       Financial Statements................................5-8

          Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.......9-14


Part II.  Other Information

          Item 1. Legal Proceedings........................................15

          Item 6. Exhibits and Reports on Form 8-K.........................15

                  Signature................................................16

                  Index to Exhibits........................................17-19

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                               VENATOR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)



                                                                                        Oct. 30,        Oct. 31,       Jan. 30,
                                                                                          1999           1998            1999
                                                                                      (Unaudited)     (Unaudited)      (Audited)
ASSETS
Current assets
   Cash and cash equivalents ........................................................   $    63       $   147           $   193
   Merchandise inventories ..........................................................       863         1,112               837
   Net assets of discontinued operations ............................................        85           220                97
   Assets held for disposal .........................................................       179            --                --
   Other current assets .............................................................       174           136               148
                                                                                        -------       -------           -------
                                                                                          1,364         1,615             1,275
Property and equipment, net .........................................................       882           916               974
Deferred taxes ......................................................................       354           332               358
Intangible assets, net ..............................................................       164           188               183
Other assets ........................................................................        87            94                86
                                                                                        -------       -------           -------
                                                                                        $ 2,851       $ 3,145           $ 2,876
                                                                                        =======       =======           =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt ..................................................................   $   300       $   371           $   250
   Accounts payable .................................................................       354           386               245
   Accrued liabilities ..............................................................       237           266               296
   Current portion of reserve for discontinued operations ...........................        87           217               167
   Current portion of long-term debt and obligations
     under capital leases ...........................................................       208            20                 6
                                                                                        -------       -------           -------
                                                                                          1,186         1,260               964
Long-term debt and obligations
   under capital leases .............................................................       313           508               511
Other liabilities ...................................................................       341           375               363
Shareholders' equity
   Common stock and paid-in capital .................................................       335           327               328
   Retained earnings ................................................................       862           860               897
   Accumulated other comprehensive loss .............................................      (186)         (185)             (187)
                                                                                        -------       -------           -------
Total shareholders' equity ..........................................................     1,011         1,002             1,038
                                                                                        -------       -------           -------
                                                                                        $ 2,851       $ 3,145           $ 2,876
                                                                                        =======       =======           =======



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              VENATOR GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)

                                                                               Thirteen weeks ended    Thirty-nine weeks ended
                                                                              ----------------------   -----------------------
                                                                                Oct. 30,   Oct. 31,      Oct. 30,   Oct. 31,
                                                                                  1999       1998          1999       1998
                                                                                  ----       ----          ----       ----
Sales ..................................................                        $ 1,178    $ 1,122       $ 3,320    $ 3,223

Costs and expenses
  Cost of sales ........................................                            848        840         2,430      2,324
  Selling, general and administrative expenses .........                            256        302           762        827
  Depreciation and amortization ........................                             47         38           138        108
  Restructuring charge .................................                              3         --            55         --
  Interest expense, net ................................                             17         18            45         35
  Other income .........................................                             (5)        --           (36)       (19)
                                                                                -------    -------       -------    -------
                                                                                  1,166      1,198         3,394      3,275
                                                                                -------    -------       -------    -------
Income (loss) from continuing operations
     before income taxes ...............................                             12        (76)          (74)       (52)
Income tax expense (benefit) ...........................                              5        (36)          (29)       (26)
                                                                                -------    -------       -------    -------
Income (loss) from continuing operations ...............                              7        (40)          (45)       (26)

Income (loss) from discontinued operations, net
     of income tax expense (benefit) of $6, $7,
     and $(14) respectively ............................                             --          6            10        (26)

Loss on disposal of discontinued operations, net of tax
     expense of $52 ....................................                             --       (121)           --       (121)
                                                                                -------    -------       -------    -------
Net income (loss) ......................................                        $     7    $  (155)      $   (35)   $  (173)
                                                                                =======    =======       =======    =======
Basic earnings per share:
     Income (loss) from continuing operations ..........                        $  0.05    $ (0.29)      $ (0.33)   $ (0.19)
     Income (loss) from discontinued operations ........                             --      (0.85)         0.07      (1.08)
                                                                                -------    -------       -------    -------
     Net income (loss) .................................                        $  0.05    $ (1.14)      $ (0.26)   $ (1.27)
                                                                                =======    =======       =======    =======
Weighted-average common shares outstanding .............                          137.4      135.6         137.1      135.4

Diluted earnings per share:
     Income (loss) from continuing operations ..........                        $  0.05    $ (0.29)      $ (0.33)   $ (0.19)
     Income (loss) from discontinued operations ........                             --      (0.85)         0.07      (1.08)
                                                                                -------    -------       -------    -------
     Net income (loss) .................................                        $  0.05    $ (1.14)      $ (0.26)   $ (1.27)
                                                                                =======    =======       =======    =======
Weighted-average common shares assuming dilution .......                          138.4      135.6         137.1      135.4



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (in millions)

                                                                     Thirteen weeks ended            Thirty-nine weeks ended
                                                                  ---------------------------     ------------------------------
                                                                    Oct. 30,       Oct. 31,        Oct. 30,        Oct. 31,
                                                                     1999            1998            1999             1998
                                                                  -----------    ------------     -----------    ---------------
Net income (loss)...........................................      $     7        $ (155)          $  (35)        $    (173)


Other comprehensive income (loss), net of tax
Foreign currency translation adjustment:
   Translation adjustment arising during the period, net
   of deferred tax expense of  $2, $37, $1 and $41,
   respectively............................................             3              41              1                41
   Less: reclassification adjustment for gains included in
   net income (loss), net of deferred tax expense of $149...           --            (149)             -              (149)
                                                                  -------        --------         ------         ---------
Net foreign currency translation adjustment.................            3            (108)             1              (108)

Minimum pension liability adjustments, net of
   deferred tax expense of $2...............................            -               2              -                 2
                                                                  -------        --------         ------         ---------
Comprehensive income (loss).................................      $    10        $   (261)        $  (34)        $    (279)
                                                                  =======        ========         ======         =========






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                    Thirty-nine weeks ended
                                                                                   --------------------------
                                                                                     Oct. 30,       Oct. 31,
                                                                                       1999           1998
                                                                                    ----------    -----------
From Operating Activities:
   Net loss.....................................................................  $    (35)        $    (173)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities of continuing operations:
     Restructuring charge.......................................................        55                 -
     (Income) loss from discontinued operations, net of tax ....................       (10)               26
     Loss on disposal of discontinued operations, net of tax....................         -               121
     Depreciation and amortization..............................................       138               108
     Gains on sales of assets and investments...................................       (36)              (19)
     Deferred income taxes......................................................       (28)              (38)
     Change in assets and liabilities, net of acquisition:
       Merchandise inventories..................................................      (130)             (356)
       Accounts payable and other accruals......................................        45               146
       Other, net...............................................................       (58)               57
                                                                                      ------           -------
   Net cash used in operating activities of continuing operations...............       (59)             (128)
                                                                                      ------           -------

From Investing Activities:
   Proceeds from sales of assets and investments ...............................        29                22
   Capital expenditures.........................................................      (122)             (395)
   Payments for business acquired, net of cash acquired.........................         -               (29)
                                                                                    ------            -------
   Net cash used in investing activities of continuing operations...............       (93)             (402)
                                                                                    ------            -------

From Financing Activities:
   Increase in short-term debt..................................................        50               371
   Reduction in long-term debt and capital lease obligations....................         -                (2)
   Issuance of common stock.....................................................         6                10
                                                                                      ------           -------
   Net cash provided by financing activities of continuing operations...........        56               379
                                                                                      ------           -------
Net Cash provided by (used in) Discontinued Operations..........................       (30)              214

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents.................................................        (4)                3
                                                                                      -------          -------
Net change in Cash and Cash Equivalents.........................................      (130)               66
Cash and Cash Equivalents at beginning of year..................................       193                81
                                                                                      ------           -------
Cash and Cash Equivalents at end of interim period..............................  $     63         $     147
                                                                                     ======           =======

Cash paid during the period:
   Interest.....................................................................  $     41         $      32
   Income taxes.................................................................  $     19         $      14


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 30, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended October 30, 1999 are not necessarily indicative of the results expected for the year.

1999 Restructuring

         During the second quarter of 1999, the Registrant approved a restructuring plan to sell or liquidate eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going To The Game, Weekend Edition and Burger King franchises. Restructuring charges of $64 million pre-tax ($39 million after-tax) were recorded in the second quarter. Major components of the charge included leasehold and real estate disposition costs ($24 million), fixed asset and other asset impairments ($19 million), inventory markdowns ($12 million) and other exit costs ($9 million). The inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses. In the third quarter of 1999, the Registrant recorded an additional charge in connection with the restructuring of approximately $3 million before-tax ($2 million after-tax) related to fixed assets and real estate disposition costs.

         The Registrant entered into an agreement during the second quarter to sell up to 51 of the 87 Weekend Edition stores, and also expects to sell a substantial portion of the other businesses to be exited. The remaining businesses will be liquidated and all dispositions are expected to be complete by the end of the second quarter of 2000. The current portion of the $37 million reserve balance at October 30, 1999 is included in accrued liabilities ($25 million), and the balance in other liabilities ($12 million).

         On November 2, 1999, the Registrant announced that it had signed a definitive agreement to sell the assets of its Afterthoughts retail chain for approximately $250 million. On November 8, 1999, the Registrant announced that it had registered with the Australian Securities and Investments Commission a public offering of 100 percent of its holding in Colorado Group, Ltd., its Australian athletic and specialty footwear format for gross proceeds of approximately $75 million.

          The inventory, fixed assets and other long-lived assets of all businesses to be exited of $179 million at the lower of cost or net realizable value have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheet as of October 30, 1999.

         Sales and net loss for all businesses held for disposal for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively are presented below.

                                                                       Thirteen weeks ended          Thirty-nine weeks ended
                                                                      -----------------------       -------------------------
(in millions)                                                         Oct. 30,       Oct. 31,        Oct. 30,        Oct. 31,
                                                                       1999            1998            1999            1998
                                                                      --------       --------        --------        --------
Sales...................................................            $  110          $   94          $   320          $  269
                                                                    ======          ======          =======          ======
Net loss................................................            $   (3)         $   (1)         $   (13)         $  (11)
                                                                    ======          ======          =======          ======

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively, are presented below. Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense (income) and net interest expense.

Sales:
(in millions)                                                     Thirteen weeks ended              Thirty-nine weeks ended
                                                              -----------------------------     -------------------------------
                                                              Oct. 30, 1999   Oct. 31, 1998     Oct. 30, 1999     Oct. 31, 1998
                                                              -------------   -------------     -------------     -------------
Global Athletic Group...................................       $   1,001         $    945         $   2,825         $   2,730
Northern Group..........................................              97               97               252               256
All Other...............................................              80               80               243               237
                                                                --------         --------         ---------         ---------
                                                               $   1,178         $  1,122         $   3,320         $   3,223
                                                                ========         ========         =========         =========


Operating Results:
(in millions)                                                       Thirteen weeks ended            Thirty-nine weeks ended
                                                              --------------------------------   -----------------------------
                                                              Oct. 30, 1999      Oct. 31, 1998   Oct. 30, 1999   Oct. 31, 1998
                                                              -------------      -------------   -------------   -------------
Global Athletic Group...................................       $   35            $   (16)          $   (4)       $      66
Northern Group..........................................            1                (10)             (21)             (26)
All Other...............................................           (4)                (4)              (2)               3
                                                                -----            -------           ------        ---------
      Operating profit (loss)...........................           32                (30)             (27)              43
      Corporate expense (income)........................            3                 28                2               60
      Interest expense, net.............................           17                 18               45               35
                                                                -----            -------           ------        ---------
Income (loss) from continuing operations
   before income taxes..................................        $  12            $   (76)          $  (74)       $     (52)
                                                                =====            =======           ======        =========

         Operating results for the Global Athletic Group for the thirty-nine weeks ended October 30, 1999 include a restructuring charge of $64 million related to the businesses to be exited. Operating results for the All Other category for the thirteen and thirty-nine weeks ended October 30, 1999 include a restructuring charge of $3 million.

Short-Term Debt

         Outstanding borrowings under the Registrant's revolving credit agreement amounted to $300 million at October 30, 1999. The facility available at that date of $373 million was reduced to $366 million on November 5, 1999 as a result of the sale of certain assets. If additional assets are sold or debt or equity is issued, the revolving credit agreement may be reduced to $350 million, and will, in any event, be reduced to $300 million by February 15, 2000. Under the terms of the agreement, the Registrant is required to satisfy certain financial and operating covenants, which include: maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization; minimum fixed charge coverage ratio; minimum tangible net worth, and limits on capital expenditures. In addition, the Registrant is required to fund the repayment of the $200 million 7.0 percent debentures, which are due in June 2000, by February 15, 2000. This facility is unsecured relating to the Registrant's inventory; however, it does include collateralization of certain properties as defined in the agreement. The agreement also restricts consolidations or mergers with third parties, investments and acquisitions, payment of dividends and stock repurchases, and requires borrowings under the agreement to be reduced to not more than $50 million for a period of at least 15 consecutive days during the fourth quarter of each year.

Discontinued Operations

         In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment and completed the sale of its 357 store German general merchandise business for $563 million. The Registrant recorded a net gain of $174 million before-tax, or $39 million after-tax. The reserve balance of $41 million at October 30, 1999 represents the costs associated with the disposal of the remaining business of the International General Merchandise segment, which is expected to be completed in the fourth quarter of 1999.

         The Registrant also announced in the third quarter of 1998 that it was exiting its Specialty Footwear segment and recorded a net charge to earnings of $234 million before-tax, or $155 million after-tax for the loss on disposal of the segment. In the second quarter of 1999, the Registrant recorded a reduction to the reserve of $17 million before-tax, or $10 million after-tax, reflecting favorable results from real estate disposition compared to original estimates. Net disposition activity of approximately $42 million charged to the reserve for the period from January 30, 1999 to October 30, 1999 represented the payments for leasehold and real estate disposition expenses, severance and benefit costs and other related expenses, offset by gains from disposals of real estate. The reserve balance of $62 million at October 30, 1999 primarily reflects leasehold obligations, $37 million of which is expected to be utilized within twelve months and the remaining $25 million thereafter.

         In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. Net disposition activity for the thirty-nine weeks ended October 30, 1999 was approximately $26 million, which included payments for leasehold and real estate disposition expenses, offset by gains from planned disposals of real estate. The remaining reserve balance of $9 million at October 30, 1999 consists principally of real estate disposition costs.

The following is a summary of the net assets of discontinued operations:

(in millions)                                             Oct. 30,      Oct. 31,     Jan. 30,
                                                            1999          1998         1999
                                                          -------       --------     --------
International General Merchandise
Assets ....................................                  $ 45         $ 57          $ 47
Liabilities ...............................                     9           13            11
                                                             ----         ----          ----
Net assets of discontinued operations .....                  $ 36         $ 44          $ 36
                                                             ----         ----          ----

Specialty Footwear
Assets ....................................                  $ 52         $190          $ 63
Liabilities ...............................                    11           26            17
                                                             ----         ----          ----
Net assets of discontinued operations .....                  $ 41         $164          $ 46
                                                             ----         ----          ----

Domestic General Merchandise
Assets ....................................                  $ 16         $ 46          $ 23
Liabilities ...............................                     8           34             8
                                                             ----         ----          ----
Net assets of discontinued operations .....                  $  8         $ 12          $ 15
                                                             ----         ----          ----
Total net assets of discontinued operations                  $ 85         $220          $ 97
                                                             ====         ====          ====


         The assets of the International General Merchandise and Specialty Footwear segments consist primarily of inventory and fixed assets. The assets of the Domestic General Merchandise segment primarily include fixed assets and deferred tax assets. Liabilities primarily reflect accounts payable and other accrued liabilities.

1991 Restructuring and 1993 Repositioning Reserves

         In connection with the 1991 restructuring and 1993 repositioning programs, the Registrant recorded adjustments of $4 million and $10 million, respectively, in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 30, 1999. The adjustments primarily reflect sublease and other income relating to owned and leased properties. The remaining reserve balance of $11 million at October 30, 1999 will be required to satisfy future lease obligations and cancellations.

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

                                                                     Thirteen weeks ended           Thirty-nine weeks ended
                                                                   ---------------------------    ----------------------------
(in millions)                                                      Oct. 30,        Oct. 31,        Oct. 30,        Oct. 31,
                                                                     1999            1998            1999            1998
                                                                   -----------     -----------    ------------    -----------
Weighted-average common shares outstanding....................          137.4           135.6           137.1           135.4
Incremental common shares issuable............................            1.0               -               -               -
                                                                   -----------     -----------    ------------     -----------
Weighted-average common shares assuming dilution..............          138.4           135.6           137.1           135.4
                                                                   ===========     ===========    ============     ===========

         Incremental common shares were not included in the computation for the year-to-date period ended October 30, 1999 or the quarter and year-to-date periods ended October 31, 1998, since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Antidilutive options were not included in the computation of diluted earnings per share and would not have a material impact on diluted earnings per share.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $143 million, $142 million, and $144 million, at October 30, 1999, October 31, 1998, and January 30, 1999, respectively, and minimum pension liability adjustments of $43 million at each balance sheet date presented.

Reclassifications

         Certain balances in prior periods have been reclassified to conform with the presentation adopted in the current period. As discussed above, the inventory, fixed assets and other long-lived assets of all businesses to be exited have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheet as of October 30, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going To The Game, Weekend Edition, Burger King franchises, Afterthoughts and Garden Centers.

RESULTS OF OPERATIONS

         Sales of $1,178 million for the third quarter of 1999 increased 5.0 percent from sales of $1,122 million for the third quarter of 1998, reflecting an increase of 4.3 percent in comparable-store sales. Sales for the thirty-nine weeks ended October 30, 1999 increased 3.0 percent to $3,320 million as compared with $3,223 million for the thirty-nine weeks ended October 31, 1998, reflecting an increase of 1.4 percent in comparable-store sales. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 4.2 percent and 2.0 percent for the third quarter and year-to-date periods of 1999, respectively, as compared with the corresponding prior-year periods.

         Gross margin, as a percentage of sales, increased by approximately 290 basis points to 28.0 percent in the third quarter of 1999 and declined from 27.9 percent to 26.8 percent for the thirty-nine weeks ended October 30, 1999, as compared with the corresponding prior-year periods. The increase in the third quarter reflects reduced markdown activity in 1999 as compared to the 1998 third quarter when the Registrant embarked on an aggressive inventory reduction program, offset by increased occupancy costs. The decline for the thirty-nine weeks principally reflects increased occupancy costs of the Global Athletic Group and inventory markdowns of $12 million in the second quarter of 1999 associated with the Registrant's restructuring plan to exit non-core businesses. Excluding the inventory markdowns of $12 million, gross margin declined by approximately 70 basis points on a year-to-date basis.

         Selling, general and administrative expenses ("SG&A") of $256 million improved by approximately 520 basis points to 21.7 percent of sales in the third quarter of 1999 as compared with the corresponding prior-year period. SG&A of $762 million for the thirty-nine weeks ended October 30, 1999, improved by approximately 270 basis points to 23.0 percent of sales. These improvements reflect the Registrant's successful cost cutting initiatives at both the corporate and divisional levels. The Registrant expects to reduce its full-year 1999 corporate and divisional operating expenses by $100 million, compared to 1998. The Registrant expects to further cut corporate expenses to one percent of sales by 2001.

         In connection with its 1999 restructuring plan to exit non-core businesses, the Registrant recorded restructuring charges of $64 million pre-tax ($39 million after-tax) in the second quarter and an additional charge of $3 million pre-tax ($2 million after-tax) in the third quarter. Inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses.

         Depreciation and amortization of $47 million and $138 million for the thirteen and thirty-nine weeks ended October 30, 1999 increased by 23.7 percent and 27.8 percent, respectively, as compared with the corresponding prior-year periods. The increase reflects depreciation and amortization of assets included in the 1998 capital expenditure program, which concentrated on new store openings and remodeling of existing facilities, and also included management information systems.

         Interest expense, net of interest income, increased $10 million for the thirty-nine weeks ended October 30, 1999, as compared with the corresponding prior-year period. The increase reflects $7 million incremental interest expense attributable to higher interest rates and fees, and increased levels of average short-term borrowing during the first half of 1999. Interest expense, net of interest income, of $17 million for the third quarter of 1999 declined from the corresponding period a year earlier as a result of higher short-term borrowings in the third quarter of 1998. Interest income of $6 million for the thirty-nine weeks ended October 30, 1999 primarily related to income tax refunds in the first quarter of 1999, whereas the corresponding prior-year period included interest income of $9 million, $7 million of which related to a franchise tax settlement in the second quarter of 1998.

         Corporate income, included in other income, of $36 million for the thirty-nine weeks ended October 30, 1999, reflects real estate gains of $28 million related to the sale of eleven properties, and the recognition of $8 million of the deferred gain recorded on the 1998 sale of the corporate headquarters. This compares with other income of $19 million recorded in the comparable period last year relating to the sale of the Registrant's Garden Centers nursery business.

         The Registrant reported net income for the 1999 third quarter of $7 million or $0.05 per diluted share. Excluding net income for businesses disposed and held for disposal and related restructuring charges, net income was $12 million, or $0.09 per diluted share for the quarter. For the 1999 year-to-date period, the Registrant reported a net loss of $35 million or $0.26 per diluted share, which includes income from discontinued operations of $10 million after-tax, or $0.07 per diluted share, reflecting favorable results from Specialty Footwear real estate dispositions compared to original estimates. Excluding income from discontinued operations and net income for businesses disposed and held for disposal and related restructuring charges, net income was $9 million, or $0.07 per diluted share for the 1999 year-to-date period. The Registrant reported a net loss for the thirteen and thirty-nine weeks ended October 31, 1998 of $155 million and $173 million, respectively, or $1.14 and $1.27 per diluted share, which includes a $115 million and $147 million loss from discontinued operations, respectively.

STORE COUNT

         The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the thirty-nine weeks ended October 30, 1999, the Registrant remodeled or relocated 238 stores, 51 of which related to the businesses held for disposal.

                                             Jan. 30,                                Oct. 30,     Oct. 31,
                                               1999        Opened       Closed         1999         1998
                                             --------      ------       ------       --------     --------
Global Athletic Group .................       3,835            97          224        3,708          3,776
Northern Group ........................         940            16           24          932            914
Disposed and held for disposal ........       1,227           111           75        1,263          1,274
                                              -----         -----        -----        -----          -----
   Total ..............................       6,002           224          323        5,903          5,964
                                              -----         -----        -----        -----          -----

SALES

         The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.

                                                Thirteen weeks ended               Thirty-nine weeks ended
                                             --------------------------          -------------------------
(in millions)                                 Oct. 30,         Oct.31,            Oct. 30,       Oct. 31,
                                                1999            1998                1999           1998
                                             ----------        ------              -------        -------

Global Athletic Group .................       $  971           $  931              $2,748          $2,694
Northern Group ........................           97               97                 252             256
Disposed and held for disposal ........          110               94                 320             273
                                              ------           ------              ------          ------
   Total sales ........................       $1,178           $1,122              $3,320          $3,223
                                              ======           ======              ======          ======

         Global Athletic Group sales increased by 4.3 percent and by 2.0 percent for the 1999 third quarter and year-to-date periods, as compared with the corresponding prior-year periods, reflecting comparable-store sales increases of
5.5 percent and 1.6 percent, respectively. These increases were primarily attributable to improved sales performance at remodeled and relocated stores, coupled with stronger sales performance of high-end athletic footwear, primarily running and basketball.

         Excluding the impact of foreign currency fluctuations, Northern Group sales declined by 1.7 percent for the thirty-nine weeks ended October 30, 1999 and were essentially flat for the quarter. Comparable-store sales declined by
3.9 percent and by 5.4 percent for the third quarter and year-to-date periods, respectively, reflecting an improvement over trends in the first half of 1999.

 OPERATING RESULTS

         Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense (income) and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.

                                                   Thirteen weeks ended         Thirty-nine weeks ended
                                                 -------------------------     ---------------------------
(in millions)                                      Oct. 30,       Oct. 31,       Oct. 30,        Oct. 31,
                                                     1999           1998           1999            1998
                                                 -----------    ----------     ----------     ------------
Global Athletic Group.........................   $     40         $   (15)      $    83        $     72
Northern Group................................          1             (10)          (21)            (26)
Disposed and held for disposal................         (9)             (5)          (89)             (3)
                                                 -----------    ----------     ----------     ------------
   Total operating profit (loss)..............   $     32         $   (30)      $   (27)       $     43
                                                 ===========    ==========     ==========     ============

         The Global Athletic Group reported an operating profit of $40 million for the third quarter of 1999, a significant improvement over the operating loss reported in the corresponding prior-year period. Operating profit for the thirty-nine weeks ended October 30, 1999 increased by 15.3 percent as compared with the corresponding prior-year period. These increases reflect improved sales performance and reduced markdown activity in both the domestic and international Foot Locker formats, offset, in part, by increased occupancy costs and additional depreciation and amortization of remodeled stores.

         The Northern Group's operating results improved for both the thirteen and thirty-nine weeks ended October 30, 1999 as compared with the corresponding prior-year periods, primarily as a result of decreased markdown activity in the third quarter of 1999.

         Operating results for businesses disposed and held for disposal for the thirteen and thirty-nine weeks ended October 30, 1999 include restructuring charges of $3 million and $67 million, respectively. Operating results for the thirty-nine weeks ended October 31, 1998 include the $19 million gain on the sale of the Garden Centers nursery business.

SEASONALITY

         The Registrant's businesses are seasonal in nature. Historically, the greatest proportion of sales and net income is generated in the fourth quarter and the lowest proportions of sales and net income are generated in the first and second quarters, reflecting seasonal buying patterns. As a result of these seasonal sales patterns, inventory generally increases in the third quarter in anticipation of strong fourth quarter sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement, financing real estate with operating leases, and proceeds from the sale of non-strategic assets. The principal use of cash has been to finance inventory requirements, which are generally at their peak during the third and fourth quarters; capital expenditures related to store openings, store remodeling and management information systems; and to fund other general working capital requirements.

         Operating activities of continuing operations reduced cash by $59 million for the thirty-nine weeks ended October 30, 1999, as compared with a reduction of $128 million in the corresponding prior-year period. These amounts reflect the loss from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The change in cash used for merchandise inventories and accounts payable primarily reflects the additional inventory purchases in 1998 related to the opening of new larger-size athletic formats, coupled with a 15.5 percent decline in inventories per square foot in 1999. Merchandise inventories, excluding businesses held for disposal, of $863 million at October 30, 1999 declined by $157 million from $1,020 million at October 31, 1998. Management believes inventories are at appropriate levels for the upcoming holiday selling season.

         Net cash used in investing activities of continuing operations was $93 million and $402 million for the thirty-nine weeks of 1999 and 1998, respectively. Capital expenditures of $122 million for the thirty-nine weeks ended October 30, 1999 primarily related to store remodelings as compared with $395 million for the corresponding prior-year period. Planned capital expenditures of $175 million for 1999 include expenditures for 350 new and remodeled stores, management information systems, logistics and other support facilities. Proceeds from real estate disposition activities amounted to $29 million in 1999, which reflected the sale of eleven properties. In the first quarter of 1998, cash used for the acquisition of Athletic Fitters of $29 million was partially offset by $22 million cash proceeds received from the sale of the Garden Centers nursery business. On November 2, 1999, the Registrant announced that it had signed a definitive agreement to sell the assets of its Afterthoughts retail chain for approximately $250 million. This transaction closed on December 1, 1999, and a gain of approximately $87 million after-tax will be recorded in the fourth quarter. On November 8, 1999, the Registrant announced that it had registered with the Australian Securities and Investments Commission a public offering of 100 percent of its holding in Colorado Group, Ltd., its Australian athletic and specialty footwear format for gross proceeds of approximately $75 million. This transaction closed on December 6, 1999, and the Registrant received gross proceeds of approximately $75 million in connection with the offering and will record an after-tax gain of approximately $8 million in continuing operations related to the Colorado athletic format in the fourth quarter.

          Financing activities for the Registrant's continuing operations contributed $56 million in cash for the thirty-nine weeks ended October 30, 1999 and $379 million in cash for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $300 million and $371 million at October 30, 1999 and October 31, 1998, respectively, and have been classified as short-term debt. The facility available at October 30, 1999 of $373 million was reduced to $366 million on November 5, 1999, and was further reduced on November 24, 1999 to $358 million, as a result of the sale of certain assets. As a result of the sale of the Registrant's Afterthoughts division on December 1, 1999, the revolving credit agreement was reduced to $350 million, and will be reduced to $300 million by February 15, 2000. The Registrant incurred incremental interest expense for the thirty-nine weeks of 1999 as compared with 1998, due to higher interest rates and fees, and increased levels of average short-term borrowings during the first half of 1999. Management believes current domestic and international credit facilities and cash provided by operations and the sale of its non-core businesses will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies. The Registrant expects to fund the repayment of its $200 million 7.0 percent debentures due in June 2000 through asset sales and/or future financing on or before February 15, 2000, as required by its revolving credit agreement.

         Net cash of $30 million used in discontinued operations in 1999 primarily reflects real estate disposition expenses charged to the Specialty Footwear and Domestic General Merchandise reserves. Net cash provided by discontinued operations of $214 million in 1998 represents the after-tax net proceeds from the sale of the German general merchandise operations of $360 million, offset by the discontinuance of the Specialty Footwear segment, as well as further utilization of the Domestic General Merchandise reserve.

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

State of Readiness

         The Registrant has assessed all operating and application systems (including point of sale) for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. Those applications considered most critical to the Registrant's business operations have been remediated. The necessary enhancements to the point of sale equipment are complete and all stores have been upgraded with the Y2K remediated release of store systems software. Code changes have been made to the merchandising and logistics legacy systems, and remediation is complete. In July, the Registrant performed a test of its Y2K compliant (and recently upgraded) operating software on an isolated processor, and the Registrant considered the results of the test to be satisfactory. In-house certification testing of all application software using the upgraded operating system infrastructure was completed in the third quarter.

         Apart from the Y2K issue, the Registrant has developed and installed throughout its businesses beginning in 1997 an information computer system ("ECLIPSE"), which has been installed in most divisions for the finance and human resources functions. The ECLIPSE project was undertaken for business reasons unrelated to Y2K. However, the installation of ECLIPSE eliminates the need to reprogram or replace certain existing software for Y2K compliance.

         The Registrant has compiled a comprehensive inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. Management has established the priority of systems identified as non-compliant and any changes required to the non-IT systems have been implemented. Investigations of the embedded chip systems indicate that Y2K will not affect systems such as heating, ventilation and security in most store locations.

Material Third Parties

         The Registrant purchased approximately 44 percent of its 1998 merchandise from one major vendor. As a result, the Registrant's ability to operate could be materially affected by the non-compliance of this key supplier. Management has determined through several meetings and interviews that this vendor's Y2K readiness program is substantially complete. Electronic Data Interchange software was successfully tested with this vendor, as well as other key vendors, and joint contingency plans have been developed for distribution and order entry. Management does not expect the state of readiness of other vendors to have a material adverse impact on the Registrant's ability to operate. The level of compliance of the Registrant's major providers of banking services and transportation has been assessed and management believes the related risks to be minimal. The Registrant is subject to general Y2K risk relating to telecommunications and utilities.

Y2K Costs

         The Registrant is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total direct cost, excluding ECLIPSE, to remediate the Y2K issue is estimated to be approximately $5.2 million, of which $3.0 million was spent in 1998 and a further $1.8 million through the end of the third quarter of 1999. All costs, excluding ECLIPSE, are being expensed as incurred and are funded through operating cash flows. The Registrant's Y2K costs are based on management's best estimates and may be updated, as additional information becomes available. Management does not expect the total Y2K remediation costs to be significant to its results of operations or financial condition.

Contingency Plan/Risks

         The Registrant's contingency plans for those areas that might be affected by Y2K are substantially complete. Contingency store operating procedures have been distributed to store managers to be used in the event of foreseeable business interruptions. Joint contingency plans have been developed with the Registrant's key vendor to provide for a smooth flow of inventory from this vendor. Certain IT and other personnel will be available throughout the millennium date change to correct any issues that may arise. Although the full consequences are unknown, the failure of either the Registrant's critical systems or those of its material third party suppliers to be Y2K compliant would result in the interruption of the Registrant's business, which could have a significant adverse effect on its results of operations or financial condition. However, if any business interruptions occur in January 2000, and they are promptly corrected, management expects it would not significantly impact the Registrant's results of operations or financial position. Typically, at that time of year, after the holiday season, there is lower customer demand and borrowing requirements are not at their peak. In addition, successful inventory and working capital management, along with the contingency plans for store operations, will help mitigate the risks associated with the Y2K issue. However, some business disruptions may occur even with defensive contingency plans.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 17 through 19. The exhibits which are in this report immediately follow the index.

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated August 18, 1999 (date of earliest event reported) reporting sales and earnings for the second quarter ended July 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    VENATOR GROUP, INC.
                                                    (Registrant)





Date: December 14, 1999                             /s/ Bruce Hartman
                                                    ----------------------------
                                                    BRUCE HARTMAN
                                                    Senior Vice President
                                                    and Chief Financial Officer

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

         5                          *

         8                          *

         9                          *


         10.1 Employment Agreement with Roger N. Farah dated as of August 16, 1999

         10.2 Employment Agreement with Dale W. Hilpert dated as of August 16, 1999

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

         13                         *

         15                         Letter re: Unaudited Interim Financial
                                    Statements.

Exhibit No. in Item 601
   of Regulation S-K                    Description
-----------------------                 -----------


         16                             *
         17                             *
         18                             *
         19                             *
         20                             *
         21                             *
         22                             *
         23                             *
         24                             *
         25                             *
         26                             *

         27.1 Financial Data Schedule - October 30, 1999 (which is submitted electronically to the SEC for information only and not filed).

         99                             Independent Accountants' Review Report.

  *  Not applicable

Exhibits filed with this Form 10-Q:


     Exhibit No.                    Description
     -----------                    -----------


         10.1 Employment Agreement with Roger N. Farah dated as of August 16, 1999

         10.2 Employment Agreement with Dale W. Hilpert dated as of August 16, 1999

         12                         Computation of Ratio of Earnings to Fixed
                                    Charges.

         15                         Letter re: Unaudited Interim Financial
                                    Statements.

         27.1                       Financial Data Schedule - October 30, 1999.

         99                         Independent Accountants' Review Report.