Form 10-K405
period 2000-01-29
VENATOR GROUP INC
filed 2000-04-21
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                         COMMISSION FILE NUMBER 1-10299

                               VENATOR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                                   13-3513936
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

112 WEST 34TH STREET, NEW YORK, NEW YORK                      10120
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 720-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


  TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                           -----------------------------------------
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

         Number of shares of Common Stock outstanding at April 12, 2000:
         137,664,702

         Aggregate market value of voting stock held by non-affiliates at April 12, 2000: $977,600,638*

* For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at April 12, 2000, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders (the "Annual Report") for the fiscal year ended January 29, 2000: Parts I, II and III.
2. The Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the 2000 annual meeting of shareholders:
         Part III.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                     PART I
Item 1.           Business                                                                          1
Item 2.           Properties                                                                        4
Item 3.           Legal Proceedings                                                                 4
Item 4.           Submission of Matters to a Vote of Security Holders                               4

                                     PART II

Item 5.           Market for the Registrant's Common Equity
                    and Related Stockholder Matters                                                 5
Item 6.           Selected Financial Data                                                           5
Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                   5
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                        6
Item 8.           Consolidated Financial Statements and Supplementary Data                          7
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                             7

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                7
Item 11.          Executive Compensation                                                            7
Item 12.          Security Ownership of Certain Beneficial Owners and Management                    7
Item 13.          Certain Relationships and Related Transactions                                    7

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                   8

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Venator Group, Inc. (the "Registrant"), incorporated under the laws of the State of New York in 1989, is a leading global retailer operating 4,874 primarily mall-based stores in North America, Europe, Asia and Australia. Since the Registrant's establishment in 1879, the Registrant has evolved from a company with a strong heritage in general merchandise retailing into a specialty retailer, principally of athletic footwear and apparel. The Registrant operates in two business segments, the Global Athletic Group and the Northern Group. The Global Athletic Group operates retail stores, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports, and also includes the Registrant's Footlocker.com subsidiary, which sells directly to customers through its affiliates. The Northern Group consists of four apparel formats:
Northern Reflections, Northern Traditions, Northern Getaway and Northern Elements. The remaining businesses included in the "All Other" category were either disposed or held for disposal as of January 29, 2000. The following table indicates the sales and percent of total sales generated by each of the businesses in 1999:

     Business                         Sales                       Percent of Total Sales
     --------                         -----                       ----------------------
                                 ($ in millions)
Global Athletic Group:
     Retail Stores                  $   3,705                                 80%
     Direct to Customers                  195                                  4
                                    ---------                                ---
                                        3,900                                 84
Northern Group                            407                                  9
All Other                                 340                                  7
                                    ---------                                ---
Total                               $   4,647                                100%
                                    =========                                ===

         The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 35 of the Registrant's Annual Report to Shareholders ("Annual Report") for the fiscal year ended January 29, 2000 and is incorporated herein by reference.

                                         AT JANUARY 30,                 CLOSED/   AT JANUARY 29,
STORE PROFILE                                1999          OPENED      DISPOSED        2000
-------------                                ----          ------      --------        ----
Foot Locker                                 2,132            67           205         1,994
Lady Foot Locker                              694            29            33           690
Kids Foot Locker                              369            41             7           403
Foot Locker Outlets                            --            80            73             7
Champs Sports                                 669            11            64           616
Colorado                                       61             9            70            --
                                            -----         -----         -----         -----
TOTAL GLOBAL ATHLETIC GROUP                 3,925           237           452         3,710
                                            -----         -----         -----         -----
Northern Reflections                          582             1            12           571
Northern Getaway                              194             3            14           183
Northern Elements                             102             5             7           100
Northern Traditions                            62             7             2            67
                                            -----         -----         -----         -----
TOTAL NORTHERN GROUP                          940            16            35           921
                                            -----         -----         -----         -----
Afterthoughts                                 773            16           789            --
The San Francisco Music Box Company           168            --             6           162
Weekend Edition                               109            --           109            --
Randy River                                    67             2             9            60
Food Services                                  20             3             2            21
                                            -----         -----         -----         -----
TOTAL ALL OTHER                             1,137            21           915           243
                                            -----         -----         -----         -----
   TOTAL CONTINUING OPERATIONS              6,002           274         1,402         4,874
                                            -----         -----         -----         -----
Specialty Footwear                            314            --           314            --
International General Merchandise             151            --           151            --
                                            -----         -----         -----         -----
   TOTAL DISCONTINUED OPERATIONS              465            --           465            --
                                            -----         -----         -----         -----
   TOTAL                                    6,467           274         1,867         4,874
                                            =====         =====         =====         =====

The service marks and trademarks appearing on this page and elsewhere in this report (except for Burger King and NFL) are owned by Venator Group, Inc. or its subsidiaries.

Global Athletic Group

         The Global Athletic Group, the Registrant's largest and most profitable business, operates 3,710 stores in North America, Europe, Asia and Australia under the Foot Locker, Lady Foot Locker, Kids Foot Locker, and Champs Sports formats. In addition to retail stores, the Global Athletic Group includes the Registrant's Footlocker.com subsidiary, which sells, through its affiliates, to customers via catalogs and Internet websites. In 1999, the Registrant disposed of the Colorado format in the U.S. and Australia and the Foot Locker Outlets in the U.S. The Registrant believes that its portfolio strategy is unique in the athletic industry, with specialized retail formats and Internet websites targeted specifically to the men's, women's and children's segments of the market, allowing the Registrant to tailor their merchandise and service offerings more effectively to its target customers.

         The following is a brief description of the Global Athletic Group's key operating businesses:

         Retail Stores

                  Foot Locker - Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired technical and performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 1,994 stores are located in 14 countries including 1,507 in the United States and Puerto Rico, 135 in Canada, 289 in Europe, 58 in Australia and 5 in Asia. The domestic stores have an average of 2,300 selling square feet and the international stores have an average of 1,400 selling square feet.

                  Lady Foot Locker - Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 690 stores are located in the United States and Puerto Rico and have an average of 1,300 selling square feet.

                  Kids Foot Locker - Kids Foot Locker is a national children's athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 403 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

                  Champs Sports - Champs Sports is, after Foot Locker, the second largest mall-based sporting goods retailer, selling both branded and private label sporting goods. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 616 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 4,000 selling square feet.

         Direct to Customers

                  Footlocker.com - In 1999, the Registrant changed the name of its eVenator, Inc. subsidiary to Footlocker.com, Inc., which sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc. ("Eastbay"), one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and licensed private-label merchandise in the United States and provides the Registrant's six full-service e-commerce sites access to an integrated fulfillment and distribution system. The Registrant has an agreement in place with the National Football League as its official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. Footlocker.com designs, merchandises and fulfills the NFL's official catalog ("NFL Shop") and the e-commerce site linked to www.NFL.com.

         Northern Group

                  The Northern Group operates 921 stores in the United States and Canada that offer exclusively private label casual apparel for women (Northern Reflections), children (Northern Getaway), and men (Northern Elements), in addition to women's private label coordinates for dressy, non-formal occasions (Northern Traditions). In 1999, the Registrant disposed of the Northern Getaway and Northern Elements formats in the U.S. The Northern Group's stores have an average of 1,900 selling square feet.

         All Other

                  The Registrant's remaining businesses are in the "All Other" category, including Afterthoughts, The San Francisco Music Box Company, Weekend Edition, Randy River and Burger King formats. All businesses in this category were either disposed or held for disposal as of January 29, 2000.

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 7 to the Consolidated Financial Statements on page 35 of the Annual Report. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 and 22 of the Annual Report, which is incorporated herein by reference.

EMPLOYEES

         The Registrant and its consolidated subsidiaries had 15,968 full-time and 31,067 part-time employees at January 29, 2000. The Registrant considers employee relations to be satisfactory.

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

MERCHANDISE PURCHASES

         The Registrant and its consolidated subsidiaries purchase merchandise and supplies from thousands of vendors worldwide. The Registrant purchased approximately 54 percent of its 1999 merchandise from one major vendor. The Registrant considers vendor relations to be satisfactory and maintains a minimal amount of backlog orders in its retailing operations.

         The Registrant's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Registrant emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

ITEM 2. PROPERTIES

         The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores, factories and administrative and distribution facilities. Total selling area at the end of the year was approximately 10.13 million square feet, of which approximately 8.15 million square feet pertained to the Global Athletic Group segment and approximately
1.73 million square feet to the Northern Group segment. These properties are primarily located in the United States, Canada and Europe.

         During the year, the Registrant operated six distribution centers, of which two were owned and four were leased, occupying an aggregate of 2.53 million square feet. The Registrant expects to operate four distribution centers in 2000 to service its ongoing operations, two of which are located in the United States, and one in both Canada and Europe. Each of the distribution centers serves major regions. The Registrant also has two additional distribution centers that were leased and sublet, occupying 0.6 million square feet.

           Refer to footnote 11 on page 36 of the Annual Report for additional information regarding the Registrant's and its consolidated subsidiaries' properties.

ITEM 3. LEGAL PROCEEDINGS

         The only legal proceedings pending against the Registrant or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incident to the businesses of the Registrant, as well as litigation incident to the sale and disposition of businesses that have occurred in the past several years. Management does not believe that the outcome of such proceedings will have a material effect on the Registrant's consolidated financial position, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 29, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Executive Officers of the Registrant, as of April 12, 2000, is set forth below:

Chairman of the Board and Chief Executive Officer                         Dale W. Hilpert
President and Chief Operating Officer and Director                        Matthew D. Serra
Senior Vice President, General Counsel and Secretary                      Gary M. Bahler
Senior Vice President--Real Estate                                        Jeffrey L. Berk
Senior Vice President and Chief Information Officer                       Samuel R. Gaston
Senior Vice President--Human Resources                                    Dennis M. Lee
Senior Vice President and Chief Financial Officer                         Bruce L. Hartman
Vice President and Treasurer                                              John H. Cannon
Vice President and Chief Accounting Officer                               Robert W. McHugh

         Dale W. Hilpert, age 57, has served as Chairman of the Board since April 12, 2000 and as Chief Executive Officer since August 16, 1999. Mr. Hilpert served as President and Chief Operating Officer from May 1995 to August 1999. He previously served as Chairman and Chief Executive Officer of Payless ShoeSource, a division of the May Department Stores Company from January 1985 to April 1995.

         Matthew D. Serra, age 55, has served as President since April 12, 2000 and as Chief Operating Officer since February 2000. He served as President of Foot Locker Worldwide from September 1998 to February 2000. He previously served as Chairman and Chief Executive Officer of Sterns, a division of Federated Department Stores, Inc., from March 1993 to September 1998.

         Gary M. Bahler, age 48, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990. He served as Vice President from February 1993 to August 1998.

         Jeffrey L. Berk, age 44, has served as Senior Vice President-Real Estate since February 2000 and President of Venator Group Realty, North America from January 1997 to February 2000. He previously served as Vice President-Real Estate for Barnes & Noble, Inc. since 1994.

         Samuel R. Gaston, age 58, has served as Senior Vice President and Chief Information Officer since November 1998. Mr. Gaston served as Executive Vice President and Chief Financial Officer of Fabric-Centers of America, Inc., a retail fabric chain, from August 1996 to October 1997. He previously served as Executive Vice President and Chief Financial Officer of the Woman's Apparel Group of The Limited, Inc.

         Dennis M. Lee, age 50, has served as Senior Vice President-Human Resources since July 1999. He previously served as Executive Vice
President-Human Resources and Merchandise Distribution and Replenishment of Caldor Corp. ("Caldor"), a retail company, from October 1995 to January 1999. He also served as Senior Vice President-Human Resources of Caldor from 1988 to 1995.

         Bruce L. Hartman, age 46, has served as Senior Vice President and Chief Financial Officer since February 1999. Mr. Hartman served as Vice President-Corporate Shared Services from September 1998 to February 1999 and as Vice President and Controller from November 1996 to September 1998. He served as the Chief Financial Officer of various divisions of the May Department Stores Company from March 1993 to October 1996.

         John H. Cannon, age 58, has served as Vice President and Treasurer since October 1983.

         Robert W. McHugh, age 41, has served as Vice President and Chief Accounting Officer since January 2000 and Vice President-Taxation from November 1997 to January 2000. He previously served as a partner at KPMG LLP from July 1990 to October 1997.

         There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Information related to the market for the Registrant's common stock on pages 42 to 44 of the Annual Report under the sections captioned "Shareholder Rights Plan," "Stock Plans," "Restricted Stock" and "Shareholder Information and Market Prices (Unaudited)" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The Five Year Summary of Selected Financial Data on page 45 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 24 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Derivatives

                  Derivative financial instruments are used by the Registrant to manage its market risk exposure to interest rates and foreign currency exchange rate fluctuations. The Registrant, as a matter of policy, does not hold derivative financial instruments for trading or speculative purposes.

         Interest Rates

                  The Registrant's major exposure to market risk is changes in interest rates, primarily in the U.S. There is no cash flow exposure to rate changes for long-term debt obligations, which are fixed rate liabilities, denominated in U.S. dollars. Short-term debt obligations reflect variable interest rate borrowings under the Registrant's revolving credit agreement. Interest rate swaps have been utilized by the Registrant to minimize its exposure to interest rate fluctuations. There were no swap agreements in effect at January 29, 2000 or January 30, 1999. The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates of the Registrant's debt obligations.

                                                                                                                      JANUARY 30,
         (IN MILLIONS)                             2000      2001    2002     2003     2004    THEREAFTER     TOTAL       1999
         ------------------------------------------------------------------------------------------------------------------------
         Short-term debt                         $   71        -       -        -        -           -        $   71      $  250
             Variable rate
             Weighted-average interest rate        8.36%


         Long-term debt                          $  100       47      36        -        -         128        $  311      $  454
             Fixed rate
             Weighted-average interest rate         7.94%   8.09%     8.31%   8.50%    8.50%      8.50%



         Foreign Currency Exchange Rates

                  The Registrant's international operations purchase significant levels of inventory primarily in U.S. dollars. In order to minimize the impact of foreign currency fluctuations on its results of operations, the Registrant hedges these purchases through forward foreign currency exchange contracts. The Registrant also enters into forward contracts to reduce its exposure to currency fluctuations on intercompany transactions. All instruments mature within twelve months. Foreign currency exchange gains and losses did not have a material impact on the Registrant's results of operations in 1999.

                  The table below presents the notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at January 29, 2000.

                                                                             CONTRACT VALUE          WEIGHTED-AVERAGE
                                                                             (US IN MILLIONS)          EXCHANGE RATE
         INVENTORY
                  Receive $US/ Pay $Australian                                     $ 10                     0.6692
                  Receive $US/ Pay euro                                              10                     0.9973
                  Receive $Canadian/Pay $US                                          48                     0.6826
                                                                                   ----
                                                                                   $ 68
                                                                                   ====

         INTERCOMPANY
                  Receive $US/Pay $Canadian                                        $ 17                     0.6859
                  Receive $Canadian/Pay $US                                           8                     0.6906
                  Receive German mark /Pay $US                                       18                     0.5595
                  Receive $US/Pay British pound                                      10                     1.6389
                  Receive $US/Pay Netherlands guilder                                 7                     0.4595
                  Receive $Taiwanese/Pay $US                                          5                     0.0328
                  Receive $US/Pay euro                                                2                     1.0355
                                                                                   ----
                                                                                   $ 67
                                                                                   ====

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         a)       Consolidated Financial Statements

              The following, included in the Annual Report, are incorporated herein by reference:

                                                                                                              Page (s) in
                                                                                                             Annual Report
                                                                                                             -------------
              Independent Auditors' Report                                                                         25
              Consolidated Statements of Operations - Years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998                                                            26
              Consolidated Statements of Comprehensive Income (Loss) - Years ended
                  January 29, 2000, January 30, 1999 and January 31, 1998                                          26
              Consolidated Balance Sheets  - As of January 29, 2000 and January 30, 1999                           27
              Consolidated Statements of Shareholders' Equity - Years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998                                                            28
              Consolidated Statements of Cash Flows - Years ended January 29, 2000,
                  January 30, 1999 and January 31, 1998                                                            29
              Notes to Consolidated Financial Statements                                                         30-44

         b)       Supplementary Data

         Quarterly Results on page 44 of the Annual Report is incorporated herein by reference.


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

         (b)  Executive Officers of the Registrant

                  Information with respect to executive officers of the Registrant is set forth immediately following Item 4 in Part I hereof on pages 4 and 5.

         (c) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information set forth in the Proxy Statement, beginning with the section captioned "Directors Compensation and Benefits" through and including the section captioned "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

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

         (a)(3) and (c) Exhibits

                  An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 11 through 14. Those exhibits, which are included in this Annual Report on Form 10-K, immediately follow the index.

         (b)      Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated November 18,1999 (date of earliest event reported) reporting sales and earnings for the third quarter ended October 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 VENATOR GROUP, INC.

                                                 By:   /s/  DALE W. HILPERT
                                                       --------------------
                                                       Dale W. Hilpert
                                                 Chairman of the Board and
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.



           /s/  DALE W. HILPERT                   /s/  BRUCE L. HARTMAN
           --------------------                   ---------------------
              Dale W. Hilpert                       Bruce L. Hartman
         Chairman of the Board and              Senior Vice President and
          Chief Executive Officer                Chief Financial Officer

           /s/  MATTHEW D. SERRA                  /s/  ROBERT W. MCHUGH
           ---------------------                  ---------------------
             Matthew D. Serra                       Robert W. McHugh
              President and                        Vice President and
          Chief Operating Officer               Chief Accounting Officer

            /s/  J. CARTER BACOT                 /s/  MARGARET P. MACKIMM
            --------------------                 ------------------------
               J. Carter Bacot                      Margaret P. MacKimm
                  Director                               Director

             /s/  PURDY CRAWFORD                  /s/  JOHN J. MACKOWSKI
            --------------------                 ------------------------
               Purdy Crawford                        John J. Mackowski
                  Director                               Director

          /s/  PHILIP H. GEIER JR.                 /s/  JAMES E. PRESTON
            --------------------                 ------------------------
             Philip H. Geier Jr.                     James E. Preston
                  Director                               Director

          /s/  JAROBIN GILBERT JR.             /s/  CHRISTOPHER A. SINCLAIR
            --------------------                 ------------------------
             Jarobin Gilbert Jr.                  Christopher A. Sinclair
                  Director                               Director

             /s/  ALLAN Z. LOREN
            --------------------
               Allan Z. Loren
                  Director

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

 EXHIBIT NO.
 IN ITEM 601 OF
 REGULATION S-K                                          DESCRIPTION
 --------------                                          -----------


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

 10.3 Venator Group 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the 1994 10-K).

 10.4 Venator Group 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (the "1997 10-K").

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

 10.12 Venator Group Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 10-K).

EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                          DESCRIPTION
--------------                          -----------

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

 10.16 Employment Agreement with Roger N. Farah dated as of August 16, 1999 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1999, filed with the SEC on December 14, 1999 (the "October 30, 1999 10-Q")).

 10.17 Restricted Stock Agreement with Roger N. Farah dated as of January 9, 1995 (incorporated herein by reference to Exhibit 10(m) to the 1994 10-K).

 10.18 Restricted Stock Agreement with Roger N. Farah dated as of April 26, 1999 (incorporated herein by reference to Exhibit 10.17(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, filed with the SEC on April 30, 1999 (the "1998 10-K")).

 10.19 Employment Agreement with Dale W. Hilpert dated as of August 16, 1999 (incorporated herein by reference to Exhibit 10.2 to the October 30, 1999 10-Q).

 10.20                     Agreement with M. Jeffrey Branman dated February 11,
                           2000.

 10.21                     Agreement with John E. DeWolf III dated February 10,
                           2000.

 10.22 Venator Group Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1998 (the "October 31, 1998 10-Q").

 10.23                     Form of Senior Executive Employment Agreement.

 10.24                     Form of Executive Employment Agreement.

 10.25 Venator Group, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant's October 28, 1995 10-Q).

 10.26 Venator Group, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 10-K).

 10.27 Agreement with S. Ronald Gaston dated November 10, 1998 (incorporated herein by reference to Exhibit
                           10.5 to the October 31, 1998 10-Q).

 10.28 Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the 1998 10-K).

 10.29 Amendment No. 3 dated as of March 19, 1999 to the Credit Agreement dated as of April 9, 1997 (incorporated herein by reference to Exhibit 10.31 to the 1998 10-K).

EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                           DESCRIPTION
--------------                                           -----------

 10.30 Amendment No. 4 dated as of March 19, 1999 to the Credit Agreement dated as of April 9, 1997 (incorporated herein by reference to Exhibit 10.32 to the 1998 10-K).

 10.31 Amended and Restated Credit Agreement dated as of April 9, 1997 and amended and restated as of March 19, 1999 (incorporated herein by reference to Exhibit
                           10.33 to the 1998 10-K).

 10.32 Second Amended and Restated Credit Agreement dated as of April 9, 1997 and amended and restated as of March 19, 1999 (incorporated herein by reference to Exhibit
                           10.34 to the 1998 10-K).

 10.33 Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 10-K).

 10.34                     Form of Notice of Non-renewal of Severance
                           Agreements.

 10.35                     Special Real Estate Bonus Program.

 11                        *

 12                        Computation of Ratio of Earnings to Fixed Charges.

 13                        1999 Annual Report to Shareholders.

 15                        *

 16                        *

 17                        *

 18                        Letter on change in accounting principle.

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

 99                        *


*  Not applicable

Exhibits filed with Form 10-K:


Exhibits No.
------------

 10.20                     Agreement with M. Jeffrey Branman dated February 11,
                           2000.

 10.21                     Agreement with John E. DeWolf dated February 10,
                           2000.

 10.23                     Form of Senior Executive Employment Agreement.

 10.24                     Form of Executive Employment Agreement.

 10.34                     Form of Notice of Non-renewal of Severance
                           Agreements.

 10.35                     Special Real Estate Bonus Program.

 12                        Computation of Ratio of Earnings to Fixed Charges.

 13                        1999 Annual Report to Shareholders.

 18                        Letter on change in accounting principle.

 21                        Subsidiaries of the Registrant.

 23                        Consent of Independent Auditors.

 27                        1999 Financial Data Schedule.