Form 10-Q
period 2000-04-29
VENATOR GROUP INC
filed 2000-06-12
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M   10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended April 29, 2000


Commission file no. 1-10299


                               VENATOR GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 New York                                       13-3513936
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
            or organization)

112 W. 34th Street, New York, New York                              10120
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number:  (212) 720-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



Number of shares of Common Stock outstanding at May 26, 2000: 137,646,206

                               VENATOR GROUP, INC.

                                TABLE OF CONTENTS


                                                                           Page No.
                                                                           --------
Part I. Financial Information

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets                            1

               Condensed Consolidated Statements
                  of Operations                                                 2

               Condensed Consolidated Statements
                  of Comprehensive Income                                       3

               Condensed Consolidated Statements
                  of Cash Flows                                                 4

               Notes to Condensed Consolidated
                  Financial Statements                                        5-9

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9-13


Part II. Other Information

       Item 1. Legal Proceedings                                               14

       Item 6. Exhibits and Reports on Form 8-K                                14

               Signature                                                       15

               Index to Exhibits                                            16-18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              VENATOR GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions, except shares)


                                                      April 29,          May 1,     January 29,
                                                         2000            1999*          2000
                                                         ----            -----          ----
                                                     (Unaudited)     (Unaudited)     (Audited)
                                     ASSETS
Current assets
  Cash and cash equivalents ....................       $    54         $    13        $   162
  Restricted cash ..............................            90              --             --
  Merchandise inventories ......................           766             889            739
  Assets held for disposal .....................            47              --             61
  Net assets of discontinued operations ........            13             101             13
  Other current assets .........................           122             205            114
                                                       -------         -------        -------
                                                         1,092           1,208          1,089
Property and equipment, net ....................           782             984            809
Deferred taxes .................................           315             357            317
Goodwill, net ..................................           149             169            151
Other assets ...................................           145              91            149
                                                       -------         -------        -------
                                                       $ 2,483         $ 2,809        $ 2,515
                                                       =======         =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt ..............................       $   101         $   274        $    71
  Accounts payable .............................           249             276            233
  Accrued liabilities ..........................           218             218            254
  Current portion of repositioning
    and restructuring reserves .................            68               9             88
  Current portion of reserve for
    discontinued operations ....................            23             126             25
  Current portion of long-term debt and
    obligations under capital leases ...........            94               7            106
                                                       -------         -------        -------
                                                           753             910            777
Long-term debt and obligations
  under capital leases .........................           312             513            312
Other liabilities ..............................           276             343            287
Shareholders' equity
  Common stock and paid-in capital: 137,841,865;
   137,303,156 and 137,542,104 shares,
   respectively ................................           341             332            337
  Retained earnings ............................           960             894            945
  Accumulated other comprehensive loss .........          (157)           (183)          (142)
  Less: Treasury stock at cost: 261,667;
   59,350 and 100,000 shares, respectively .....            (2)             --             (1)
                                                       -------         -------        -------
Total shareholders' equity .....................         1,142           1,043          1,139
                                                       -------         -------        -------
                                                       $ 2,483         $ 2,809        $ 2,515
                                                       =======         =======        =======


     See Accompanying Notes to Condensed Consolidated Financial Statements.


* 1999 quarterly information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                           Thirteen weeks ended
                                                        April 29,        May 1,
                                                          2000            1999*
                                                          ----            -----
Sales ...........................................       $ 1,108         $ 1,079

Costs and Expenses
  Cost of sales .................................           787             791
  Selling, general and administrative expenses ..           258             256
  Depreciation and amortization .................            40              45
  Interest expense, net .........................             9              11
  Other income ..................................           (10)             (6)
                                                        -------         -------
                                                          1,084           1,097
                                                        -------         -------
Income (loss) from continuing operations
     before income taxes ........................            24             (18)
Income tax expense (benefit) ....................             9              (7)
                                                        -------         -------
Income (loss) from continuing operations ........            15             (11)

Cumulative effect of accounting change,
   net of income tax expense of $6 ..............            --               8
                                                        -------         -------
Net income (loss) ...............................       $    15         $    (3)
                                                        =======         =======

Basic earnings per share:
   Income (loss) from continuing operations .....       $  0.11         $ (0.08)
   Cumulative effect of accounting change .......            --            0.06
                                                        -------         -------
   Net income (loss) ............................       $  0.11         $ (0.02)
                                                        =======         =======
Weighted-average common shares outstanding ......         137.6           136.7

Diluted earnings per share:
   Income (loss) from continuing operations .....       $  0.11         $ (0.08)
   Cumulative effect of accounting change .......            --            0.06
                                                        -------         -------
   Net income (loss) ............................       $  0.11         $ (0.02)
                                                        =======         =======
Weighted-average common shares outstanding
   assuming dilution ............................         138.5           136.7


     See Accompanying Notes to Condensed Consolidated Financial Statements.


* 1999 quarterly information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                              VENATOR GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (in millions)


                                                            Thirteen weeks ended
                                                            --------------------
                                                            April 29,     May 1,
                                                              2000         1999*
                                                              ----         -----
Net income (loss) .....................................       $ 15         $ (3)

Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments arising
    during the period, net of deferred tax (benefit)
    expense of  $(9) and $3, respectively .............        (15)           4
                                                              ----         -----

Comprehensive income ..................................       $  -         $  1
                                                              ====         ====


     See Accompanying Notes to Condensed Consolidated Financial Statements.


* 1999 quarterly information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                              Thirteen weeks ended
                                                                                             April 29,      May 1,
                                                                                               2000          1999*
                                                                                               ----          -----
From Operating Activities:
  Net income (loss) ....................................................................      $  15          $  (3)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities of continuing operations:
   Cumulative effect of accounting change, net of tax ..................................         --             (8)
   Depreciation and amortization .......................................................         40             45
   Gains on sales of assets and investments ............................................         (6)            --
   Gains on sales of real estate .......................................................         (4)            (6)
   Deferred income taxes ...............................................................         (1)           (14)
   Change in assets and liabilities:
     Merchandise inventories ...........................................................        (32)           (51)
     Accounts payable and other accruals ...............................................        (17)           (25)
     Repositioning and restructuring reserves ..........................................        (20)            (4)
     Other, net ........................................................................          7            (61)
                                                                                              -----          -----
  Net cash used in operating activities of continuing operations .......................        (18)          (127)
                                                                                              -----          -----
From Investing Activities:
  Proceeds from sales of real estate ...................................................          2              7
  Capital expenditures .................................................................        (18)           (54)
                                                                                              -----          -----
  Net cash used in investing activities of continuing operations .......................        (16)           (47)
                                                                                              -----          -----
From Financing Activities:
  Cash restricted for repayment of long-term debt ......................................        (90)            --
  Increase in short-term debt ..........................................................         30             24
  Reduction in long-term debt and capital lease obligations ............................        (13)            (2)
  Issuance of common stock .............................................................          2              4
                                                                                              -----          -----
  Net cash (used in) provided by financing activities of continuing operations .........        (71)            26
                                                                                              -----          -----
Net Cash used in Discontinued Operations ...............................................         (4)           (29)

Effect of exchange rate fluctuations on Cash and Cash Equivalents ......................          1             (3)
                                                                                              -----          -----

Net change in Cash and Cash Equivalents ................................................       (108)          (180)
Cash and Cash Equivalents at beginning of year .........................................        162            193
                                                                                              -----          -----
Cash and Cash Equivalents at end of interim period .....................................      $  54          $  13
                                                                                              =====          =====

Cash paid during the period:
  Interest .............................................................................      $   2          $   5
  Income taxes .........................................................................      $  16          $  14



    See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 quarterly information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 29, 2000, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 2000. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the results expected for the year.

Cumulative Effect of Change in Accounting Principle

      In the fourth quarter of 1999, the Registrant adopted a preferred method for calculating the market-related value of its U.S. pension plan assets used in determining annual pension expense. The change was accounted for as if it had occurred at the beginning of the first quarter of 1999 and accordingly, quarterly information presented for 1999 has been restated to reflect this change. The impact of this change resulted in a non-cash benefit in 1999 of approximately $14 million before-tax, or $0.06 per diluted share, representing the cumulative effect of the accounting change related to years prior to 1999. The change resulted in lower pension expense in 1999 of $4.5 million before-tax, or $0.02 per diluted share as follows: $0.8 million in each of the first and second quarters, $1.8 million in the third quarter and $1.1 million in the fourth quarter.

1999 Restructuring

      During the second quarter of 1999, the Registrant recorded a restructuring charge of $64 million before-tax or $39 million after-tax, in connection with its plan to sell or liquidate eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going To The Game!, Weekend Edition and Burger King franchises. Major components of the charge included $24 million for leasehold and real estate disposition costs, $19 million for fixed asset and other asset impairments, $12 million for inventory markdowns and $9 million for other exit costs. The inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses. The Registrant recorded an additional charge to the reserve of $3 million in the third quarter of 1999 relating to fixed asset and real estate disposition costs and a reduction of $4 million in the fourth quarter of 1999 relating to better than anticipated real estate disposition costs. In the first quarter of 2000 the Registrant recorded an additional charge of $5 million related to the disposal of the remaining businesses. Disposition activity of approximately $5 million charged to the reserve included $3 million in leasehold and real estate disposition costs, $1 million for the loss on disposal of Randy River Canada and $1 million in severance and other costs. The $24 million reserve balance at April 29, 2000 reflects estimated lease costs of $14 million and other disposition costs of $10 million, which will be substantially utilized in 2000.

      In the fourth quarter of 1999, the Registrant announced a further restructuring plan and recorded a charge of $92 million before-tax or $56 million after-tax. The Registrant planned to close 358 under-performing stores in the United States and Canada (including the entire Northern Getaway and Northern Elements formats in the United States) and its Foot Locker stores in Asia, to reduce sales support and corporate staff by over 30 percent and to close its distribution center in Maumelle, Arkansas.

      As of January 29, 2000, 72 stores included in the accelerated store-closing program had been closed. During the first quarter of 2000, 215 under-performing stores were closed and the remaining 71 stores are expected to close during the balance of the year. Real estate disposition costs charged to the reserve during the first quarter of 2000 amounted to approximately $4 million. The reserve balance of $34 million at April 29, 2000 represents leasehold and real estate disposition costs of $33 million and $1 million in severance costs to eliminate approximately 3,100 store positions. Approximately 2,500 positions have been eliminated in the United States and Canada as of April 29, 2000. All remaining Foot Locker stores in Asia were closed during the first quarter of 2000 and real estate and severance costs of $1 million were charged to the reserve. The reserve balance of $2 million at April 29, 2000 primarily reflects real estate disposition costs.

      In connection with the reduction of sales support and corporate staff, approximately 340 of the 400 positions have been eliminated and the related severance costs reduced the reserve from $14 million at January 29, 2000 to $5 million at April 29, 2000. The Registrant has entered into an agreement to sublease its Maumelle distribution center earlier than anticipated and to sell the associated fixed assets, which had been fully impaired in the fourth quarter of 1999, for proceeds of approximately $3 million. The Registrant recorded a reduction to the reserve of $5 million in connection with the agreement and accordingly, there was no reserve balance as of April 29, 2000. The anticipated proceeds from the sale of the fixed assets will be used to pay the costs related to severance payments of $1 million to eliminate approximately 200 positions and real estate and other costs of $2 million.

      Included in the consolidated results of operations are sales of $36 million and $76 million, and operating losses of $12 million and $24 million for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively, for the above non-core businesses and under-performing stores.

      Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $47 million and $61 million have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000, respectively.

Long-Term Debt

      The Registrant purchased $100 million of the $200 million 7.0 percent debentures, which are due June 1, 2000, at various dates throughout January 2000. As of May 18, 2000, the Registrant purchased an additional $13 million of the 7.0 percent debentures and set aside funds for the repayment of the remaining $87 million due on June 1, 2000. As of April 29, 2000, $90 million restricted cash related to the funds set aside for the repayment of the remaining debentures.

Other Income

      Other income of $10 million for the first quarter of 2000 included corporate real estate gains of $4 million related to property sales and a $6 million gain associated with the recent demutualization of the Metropolitan Life Insurance Company. In the first quarter of 1999 other income reflected corporate real estate gains of $6 million.

Segment Information

      Sales and operating results for the Registrant's reportable segments for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively, are presented below. Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.


Sales:
(in millions)                                      Thirteen weeks ended
-------------                                   --------------------------
                                                April 29,           May 1,
                                                   2000               1999
                                                   ----               ----
Global Athletic Group:
   Retail stores .........................       $  963             $  883
   Direct to Customer ....................           57                 48
                                                 ------             ------
                                                  1,020                931
Northern Group ...........................           70                 69
All Other (1) ............................           18                 79
                                                 ------             ------
                                                 $1,108             $1,079
                                                 ======             ======


(1) All formats presented as "All Other" were either disposed or held for disposal at April 29, 2000. First quarter 2000 does not include Afterthoughts, Weekend Edition and Randy River Canada, which were sold in the fourth quarter of 1999.

Operating Results:
(in millions)                                              Thirteen weeks ended
-------------                                           --------------------------
                                                        April 29,          May 1,
                                                          2000            1999 (1)
                                                          ----            --------
Global Athletic Group:
   Retail Stores ................................           65               16
   Direct to Customer............................           (3)               4
                                                          ----             ----
                                                            62               20
Northern Group ..................................          (14)             (17)
All Other  (2) ..................................           (9)              --
                                                          ----             ----
    Operating profit ............................           39                3
    Corporate expense (3) .......................            6               10
    Interest expense, net .......................            9               11
                                                          ----             ----
Income (loss) from continuing operations
   before income taxes ..........................         $ 24             $(18)
                                                          ====             ====


(1) 1999 quarterly information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

(2) All formats presented as "All Other" were either disposed or held for disposal at April 29, 2000. First quarter 2000 includes a restructuring charge of $5 million and does not include operations of Afterthoughts, Weekend Edition and Randy River Canada, which were sold in the fourth quarter of 1999.

(3) First quarter 2000 includes a $5 million reduction of the 1999 restructuring charge.

Earnings Per Share

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


                                                           Thirteen weeks ended
                                                          ----------------------
(in millions)                                             April 29,       May 1,
                                                            2000           1999
                                                           ------         ------
Weighted-average common shares outstanding .......          137.6          136.7
Incremental common shares issuable ...............            0.9             --
                                                           ------         ------
Weighted-average common shares outstanding
assuming dilution ................................          138.5          136.7
                                                           ======         ======


      Incremental common shares were not included in the computation for the thirteen weeks ended May 1, 1999, since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Options to purchase 6.6 million shares of common stock with an exercise price greater than the average market price which were outstanding at April 29, 2000, were not included in the computation of diluted earnings per share.

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss comprised foreign currency translation adjustments of $155 million, $140 million, and $140 million, and minimum pension liability adjustments of $2 million, $43 million and $2 million at April 29, 2000, May 1, 1999, and January 29, 2000, respectively.

Discontinued Operations

      In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment. Disposition activity of approximately $3 million charged to the reserve for the first quarter of 2000 primarily reflected lease payments. Of the remaining reserve balance of $7 million at April 29, 2000, $2 million is required to satisfy lease obligations within twelve months and the remaining $5 million thereafter.

      The Registrant also announced in the third quarter of 1998 that it was exiting its Specialty Footwear segment. Net disposition activity of approximately $3 million charged to the reserve for the first quarter of 2000 primarily reflected lease payments. The reserve balance of $25 million at April 29, 2000 primarily represents leasehold obligations, $9 million of which is expected to be utilized within twelve months and the remaining $16 million thereafter.

      In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. Net disposition activity of approximately $1 million charged to the reserve for the first quarter of 2000 included payments for leasehold and real estate disposition costs. The reserve balance of $22 million at April 29, 2000 is included in current liabilities ($12 million) and other liabilities ($10 million) and consists principally of real estate disposition costs.

The following is a summary of the net assets of discontinued operations:


(in millions)                                       April 29,    May 1,  January 29,
                                                      2000       1999       2000
                                                      ----       ----       ----
International General Merchandise
Assets ........................................       $  5       $ 46       $  5
Liabilities ...................................          2          9          2
                                                      ----       ----       ----
Net assets of discontinued operations .........       $  3       $ 37       $  3
                                                      ----       ----       ----

Specialty Footwear
Assets ........................................       $  4       $ 58       $  5
Liabilities ...................................          1          8          2
                                                      ----       ----       ----
Net assets of discontinued operations .........       $  3       $ 50       $  3
                                                      ----       ----       ----

Domestic General Merchandise
Assets ........................................       $ 11       $ 21       $ 12
Liabilities ...................................          4          7          5
                                                      ----       ----       ----
Net assets of discontinued operations .........       $  7       $ 14       $  7
                                                      ----       ----       ----

Total net assets of discontinued operations ...       $ 13       $101       $ 13
                                                      ====       ====       ====


      The assets primarily include fixed assets and deferred tax assets. Liabilities primarily reflect accounts payable and other accrued liabilities.

Reclassifications

      Certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

Recent Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25, Accounting for Stock Issued to Employees," ("FIN No. 44"). FIN No. 44 provides further guidance related to accounting for stock-based compensation, in particular to changes in stock-based awards after the grant date, and will be effective for the Registrant in the second quarter of 2000. The Registrant does not expect FIN No. 44 to have a significant impact on its consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which interprets generally accepted accounting principles related to revenue recognition in financial statements. The Registrant will change its method of accounting for sales under its layaway program and will record the cumulative effect, if any, of that change in the second quarter of 2000. The Registrant does not expect SAB No. 101 to have a significant impact on its consolidated financial statements.

      In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the implementation of SFAS No. 133 by one year. The Registrant will adopt SFAS No. 133 in 2001 and is in the process of evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      References included herein to businesses disposed and held for disposal relate to Afterthoughts, The San Francisco Music Box Company, Foot Locker Outlets, Colorado, Team Edition, Going To The Game!, Randy River Canada, Weekend Edition, Burger King franchises, Foot Locker Asia, Northern Elements U.S. and Northern Getaway U.S.

RESULTS OF OPERATIONS

      Sales of $1,108 million for the first quarter of 2000 increased 2.7 percent from sales of $1,079 million for the first quarter of 1999, which included a 10.5 percent increase attributable to sales of ongoing formats, offset by a decrease of 7.8 percent related to businesses disposed and held for disposal. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 12.5 percent as compared with the corresponding prior-year period, reflecting an increase of
13.4 percent in comparable-store sales.

      Gross margin, as a percentage of sales, increased by approximately 230 basis points to 29.0 percent in the first quarter of 2000 as compared with 26.7 percent in the corresponding prior-year period. The increase primarily reflects reduced occupancy costs in 2000 as a result of the disposal of businesses in 1999, and to a lesser extent, a reduction in markdown activity.

      Selling, general and administrative expenses ("SG&A") of $258 million decreased by approximately 40 basis points, as a percentage of sales, to 23.3 percent in the first quarter of 2000 as compared with 23.7 percent in the corresponding prior-year period. This decline reflects the reduced and more efficient store-base in the first quarter of 2000 as compared with a year earlier, offset, in part, by increased store compensation and initiative costs in 2000 that were successful in driving sales. For the first quarter of 2000, SG&A also included Internet costs of approximately $7 million primarily related to website development.

      The $5 million decrease in depreciation and amortization to $40 million for the thirteen weeks ended April 29, 2000, reflects the reduction in depreciable assets as a result of the disposal of businesses in 1999 and more focused capital expenditure programs in 2000 and 1999, as compared with prior years.

      Interest expense decreased by $4 million for the thirteen weeks ended April 29, 2000, as compared with the corresponding prior-year period. This decrease reflects reduced short-term interest expense related to lower average short-term borrowing levels, offset in part by higher short-term interest rates, and reduced long-term interest expense resulting from the early retirement of $112 million of the $200 million 7.0 percent debentures due in June 2000. Interest income was $2 million for the first quarter of 2000, as compared with $4 million in the corresponding prior-year period, $3 million of which related to income tax refunds.

      Other income of $10 million for the first quarter of 2000 included corporate real estate gains of $4 million related to property sales and a $6 million gain associated with the recent demutualization of the Metropolitan Life Insurance Company. This compared with $6 million recorded in the first quarter of 1999 reflecting corporate real estate gains.

      The Registrant reported net income for the thirteen weeks ended April 29, 2000 of $15 million or $0.11 per diluted share. For the thirteen weeks ended May 1, 1999, the Registrant reported a net loss of $3 million or $0.02 per diluted share, which included income from the cumulative effect of an accounting change of $8 million after-tax, or $0.06 per diluted share.

STORE COUNT

      The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the thirteen weeks ended April 29, 2000, the Registrant remodeled or relocated 23 stores. 215 of the 303 stores closed during the quarter related to the 1999 accelerated store-closing program. An additional 71 under-performing stores related to the program will be closed during the balance of the year, of which 65 are included in the Global Athletic Group at April 29, 2000.


                                      January 29,                         April 29,     May 1,
                                         2000      Opened      Closed       2000        1999
                                         ----      ------      ------       ----        ----
Global Athletic Group ............      3,693           5          39       3,659       3,726
Northern Group ...................        836          11         103         744         850
Disposed and held for disposal....        345          --         161         184       1,373
                                        -----       -----       -----       -----       -----
  Total ..........................      4,874          16         303       4,587       5,949
                                        =====       =====       =====       =====       =====


SALES

      The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.

                                                         Thirteen weeks ended
                                                       -------------------------
(in millions)                                          April 29,          May 1,
                                                         2000              1999
                                                        ------            ------
Global Athletic Group:
    Retail Stores ..........................            $  962            $  859
    Direct to Customers ....................                57                48
                                                        ------            ------
                                                         1,019               907
Northern Group .............................                67                66
Disposed and held for disposal .............                22               106
                                                        ------            ------
Total sales ................................            $1,108            $1,079
                                                        ======            ======


      Global Athletic Group sales increased by 12.3 percent as compared with the corresponding prior-year period, reflecting a comparable-store sales increase of
13.9 percent. Sales from ongoing retail store formats increased 12.0 percent, reflecting stronger sales performance in all formats, particularly in Europe, which produced a comparable-store sales increase of 40.5 percent. Both footwear, particularly the high-end athletic footwear lines, such as Tuned Air running shoes and the Up Tempo basketball shoes, and private label apparel contributed to the strong sales performance. Direct to Customers sales increased by 18.8 percent for the thirteen weeks ended April 29, 2000 compared with the corresponding prior-year period. Catalog sales increased by 6.5 percent to $49 million in the first quarter of 2000 and Internet sales of $8 million, excluding freight, increased by $6 million, compared with the first quarter of 1999.

      Excluding the impact of foreign currency fluctuations, Northern Group sales were essentially flat as compared with the corresponding prior-year period, reflecting a comparable-store sales increase of 6.2 percent, offset by the impact of closing 107 under-performing stores in the United States and Canada.

OPERATING RESULTS

      Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.


                                                          Thirteen weeks ended
                                                        ------------------------
(in millions)                                           April 29,         May 1,
                                                          2000             1999
                                                          ----             ----
Global Athletic Group:
    Retail Stores ............................            $ 67             $ 26
    Direct to Customers ......................              (3)               4
                                                          ----             ----
                                                            64               30
Northern Group ...............................             (11)             (13)
Disposed and held for disposal ...............              (9)             (14)
Restructuring charges ........................              (5)              --
                                                          ----             ----
Total operating profit .......................            $ 39             $  3
                                                          ====             ====


      The Global Athletic Group reported operating profit of $64 million for the thirteen weeks ended April 29, 2000 as compared with $30 million for the first quarter of the corresponding prior-year period. Operating profit from ongoing retail stores for the first quarter of 2000 increased by $41 million from the corresponding prior-year period. This increase reflects improved sales and gross margin rate performances in all athletic formats, in a somewhat less promotional environment. Direct to Customers operating results decreased from a profit of $4 million in the first quarter of 1999 to a loss of $3 million in the first quarter of 2000 due to Internet development and marketing costs of approximately $7 million.

      The Northern Group's operating results for the thirteen weeks ended April 29, 2000 improved by $2 million as compared with the corresponding prior-year period, resulting primarily from the closure of under-performing stores.

      In the first quarter of 2000, the remaining businesses in the 1999 restructuring program incurred operating losses of $9 million and a further restructuring charge of $5 million was recorded related to their disposition.


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

LIQUIDITY AND CAPITAL RESOURCES

      The Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement and proceeds from the sale of non-strategic assets. The Registrant generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, which are generally at their peak during the third and fourth quarters; capital expenditures related to store openings, store remodeling and management information systems; and to fund other general working capital requirements.

      Operating activities of continuing operations reduced cash by $18 million for the thirteen weeks ended April 29, 2000, as compared with a reduction of $127 million in the corresponding prior-year period. These amounts reflect the income (loss) from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. Merchandise inventories, excluding businesses held for disposal, of $766 million at April 29, 2000 declined by $22 million from $788 million at May 1, 1999. Included in the cash flow from operations for the thirteen weeks ended April 29, 2000 were cash payments of $20 million relating to the 1999 restructuring program. Other operating activities for the thirteen weeks ended May 1, 1999 included the cash outlay for occupancy costs on May 1, 1999 due to the timing of the quarter end.

      Net cash used in investing activities of continuing operations was $16 million and $47 million for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. Capital expenditures of $18 million for the first quarter of 2000 primarily related to store remodelings as compared with $54 million for the corresponding prior-year period. Planned capital expenditures of $110 million for 2000 include expenditures for new store openings, remodeling of existing stores, management information systems, logistics and other support facilities. Proceeds from real estate disposition activities amounted to $2 million in the first quarter of 2000 as compared with $7 million in the first quarter of 1999.

       Financing activities for the Registrant's continuing operations utilized cash of $71 million for the thirteen weeks ended April 29, 2000 compared to cash provided by financing activities of $26 million for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $101 million and $274 million at April 29, 2000 and May 1, 1999, respectively, and have been classified as short-term debt. The facility available at April 29, 2000 of $300 million was reduced in accordance with the provisions of the revolving credit agreement from $350 million on February 15, 2000. During the first quarter of 2000, the Registrant purchased $12 million of its $200 million 7.0 percent debentures and an additional $1 million on May 10, 2000. On June 1, 2000, the remaining balance of $87 million was repaid with restricted cash funds set aside on February 15, 2000, as required by the revolving credit agreement. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies.

      Net cash used in discontinued operations primarily reflects real estate disposition expenses charged to the Specialty Footwear, International and Domestic General Merchandise reserves for both periods presented.

IMPACT OF EUROPEAN MONETARY UNION

      The European Union comprises fifteen member states, eleven of which adopted a common currency, the "euro," effective January 1, 1999. From that date until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the euro. Monetary, capital, foreign exchange and interbank markets have converted to the euro and non-cash transactions are possible in euros. On January 1, 2002, euro bank notes and coins will be issued and the former national currencies will be withdrawn from circulation no later than July 1, 2002.

      The Registrant has reviewed the impact of the euro conversion on its information systems, accounting systems, vendor payments and human resources. Modifications required to be made to the point of sale hardware and software are expected to be completed throughout 2000 and 2001.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including such things as future capital expenditures, strategic plans, expansion, growth of the Registrant's business and operations and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, consumer preferences and economic conditions worldwide and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the euro issue. Any changes in such assumptions or factors could produce significantly different results.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The only legal proceedings pending against the Registrant or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incident to the businesses of the Registrant, as well as litigation incident to the sale and disposition of businesses that have occurred in the past several years. Management does not believe that the outcome of such proceedings will have a significant effect on the Registrant's consolidated financial position, liquidity, or results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 16 through 18. The exhibits that are in this report immediately follow the index.

  (b) Reports on Form 8-K

      The Registrant filed a report on Form 8-K dated February 9, 2000 (date of earliest event reported) reporting that the Board of Directors elected Matthew D. Serra as Chief Operating Officer, effective as of this date.

      The Registrant filed a report on Form 8-K dated March 8, 2000 (date of earliest event reported) reporting sales and earnings for the fourth quarter ended January 29, 2000.

      The Registrant filed a report on Form 8-K dated April 12, 2000 (date of earliest event reported) reporting that the Board of Directors elected Dale W. Hilpert as Chairman of the Board and Chief Executive Officer, effective as of this date. Also reported was the resignation of Roger N. Farah, who had been the Chairman of the Board, and the nomination of David
      Y. Schwartz to stand for election to the Board of Directors at the 2000 Annual Meeting.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VENATOR GROUP, INC.
                                        (Registrant)





Date: June 12, 2000                     /s/ Bruce Hartman
                                        BRUCE HARTMAN
                                        Senior Vice President
                                        and Chief Financial Officer

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

      5                             *

      8                             *

      9                             *

      10.1 Employment Agreement with Roger N. Farah dated as of April 12, 2000.

      10.2                          Amended Employment Agreement with Matthew
                                    D. Serra dated as of February 9, 2000.

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

      13                            *

      15                            Letter re: Unaudited Interim Financial
                                    Statements.

Exhibit No. in Item 601
   of Regulation S-K                Description
-----------------------             -----------
      16                            *
      17                            *
      18                            *
      19                            *
      20                            *
      21                            *
      22                            *
      23                            *
      24                            *
      25                            *
      26                            *

      27.1                          Financial Data Schedule - April 29, 2000
                                    (which is submitted electronically to the SEC for information only and not filed).

      27.2                          Restated Financial Data Schedule - May 1,
                                    1999 (which is submitted electronically to the SEC for information only and not filed).

      99                            Independent Accountants' Review Report.

----------
*  Not applicable

Exhibits filed with this Form 10-Q:


Exhibit No.        Description
-----------        -----------
   10.1            Employment Agreement with Roger N. Farah dated as
                   of April 12, 2000.

   10.2 Amended Employment Agreement with Matthew D. Serra dated as of February 9, 2000.

   12              Computation of Ratio of Earnings to Fixed Charges.

   15              Letter re: Unaudited Interim Financial Statements.

   27.1            Financial Data Schedule - April 29, 2000.

   27.2            Restated Financial Data Schedule - May 1, 1999.

   99              Independent Accountants' Review Report.