Form 10-Q
period 2000-07-29
VENATOR GROUP INC
filed 2000-09-07
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended July 29, 2000
                               -------------


Commission file no. 1-10299
                    -------


                              VENATOR GROUP, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


                 New York                                                            13-3513936
----------------------------------------------                                ------------------------------
(State or other jurisdiction of incorporation                            (I.R.S. Employer Identification No.)
          or organization)


112 W. 34th Street, New York, New York                                                     10120
--------------------------------------                                                   ----------
(Address of principal executive offices)                                                (Zip Code)


Registrant's telephone number:  (212) 720-3700
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                          -----


Number of shares of Common Stock outstanding at September 1, 2000: 137,899,876
                                                                   ------------

                              VENATOR GROUP, INC.

                               TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets.......................................1

                      Condensed Consolidated Statements
                           of Operations..........................................................2

                      Condensed Consolidated Statements
                           of Comprehensive Income (Loss).........................................3

                      Condensed Consolidated Statements
                           of Cash Flows..........................................................4

                      Notes to Condensed Consolidated
                           Financial Statements................................................5-10

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................10-14

Part II.  Other Information

          Item 1.     Legal Proceedings..........................................................15

          Item 4.     Submission of Matters to a Vote of Security Holders.....................15-16

          Item 6.     Exhibits and Reports on Form 8-K...........................................16

                      Signature..................................................................17

                      Index to Exhibits.......................................................18-20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              VENATOR GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                    July 29,          July 31,       January 29,
                                                                     2000              1999*             2000
                                                                ---------------   --------------    --------------
                                                                 (Unaudited)        (Unaudited)       (Audited)

                                     ASSETS
                                     ------
Current assets
   Cash and cash equivalents....................................  $      25         $      78        $     162
   Merchandise inventories......................................        841               812              739
   Assets held for disposal.....................................         45                82               61
   Net assets of discontinued operations........................          9                93               13
   Other current assets.........................................        126               158              114
                                                                     ------           -------           ------
                                                                      1,046             1,223            1,089
Property and equipment, net.....................................        764               941              809
Deferred taxes .................................................        316               354              317
Goodwill, net  .................................................        147               155              151
Other assets....................................................        148               100              149
                                                                     ------            ------           ------
                                                                  $   2,421         $   2,773        $   2,515
                                                                     ======           =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Short-term debt..............................................  $      95       $       332        $      71
   Accounts payable.............................................        315               260              233
   Accrued liabilities..........................................        207               190              254
   Current portion of repositioning and restructuring reserves..         48                25               88
   Current portion of reserve for discontinued operations.......         18               105               25
   Current portion of long-term debt and obligations
     under capital leases.......................................          5               206              106
                                                                     ------            ------           ------
                                                                        688             1,118              777
Long-term debt and obligations
   under capital leases.........................................        310               313              312
Other liabilities...............................................        267               333              287
Shareholders' equity
   Common stock and paid-in capital: 138,018,853;
     137,402,104 and 137,542,104 shares, respectively...........        343               334              337
   Retained earnings............................................        969               864              945
   Accumulated other comprehensive loss.........................       (155)             (189)            (142)
   Less: Treasury stock at cost: 189,625; 30,000 and
     100,000 shares, respectively...............................         (1)                -               (1)
                                                                     ------           -------          --------
Total shareholders' equity......................................      1,156             1,009            1,139
                                                                     ------           -------          --------
                                                                  $   2,421       $     2,773        $   2,515
                                                                    =======           =======           =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.


* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                              VENATOR GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in millions, except per share amounts)

                                                                        Thirteen weeks ended           Twenty-six weeks ended
                                                                      -------------------------     ------------------------------
                                                                       July 29,      July 31,         July 29,          July 31,
                                                                         2000          1999*            2000             1999*
                                                                      ----------   ------------     -------------   --------------
Sales........................................................        $     1,041    $   1,063       $     2,149       $     2,142


Costs and Expenses
  Cost of sales..............................................                743          791             1,530             1,582
  Selling, general and administrative expenses...............                241          248               499               504
  Depreciation and amortization..............................                 41           46                81                91
  Restructuring charge.......................................                  -           52                 -                52
  Interest expense, net......................................                  6           17                15                28
  Other income...............................................                 (6)         (25)              (16)              (31)
                                                                    ------------  -------------    ------------      ------------
                                                                           1,025        1,129             2,109             2,226
                                                                    ------------  -------------    ------------      ------------

Income (loss) from continuing operations
     before income taxes.....................................                 16          (66)               40               (84)
Income tax expense (benefit).................................                  7          (26)               16               (33)
                                                                    ------------  -------------    ------------      ------------
Income (loss) from continuing operations.....................                  9          (40)               24               (51)

Income on disposal of discontinued operations, net of
     income tax expense of $7................................                  -           10                 -                10

Cumulative effect of accounting change, net of  income tax
     expense of $6...........................................                  -            -                 -                 8
                                                                    ------------  -------------    ------------      ------------

Net income (loss)............................................        $         9    $     (30)      $        24       $       (33)
                                                                    ============  =============    ============      ============

Basic earnings per share:
     Income (loss) from continuing operations................        $      0.07    $   (0.29)      $      0.18       $     (0.37)
     Income from discontinued operations.....................                  -         0.07                 -              0.07
     Cumulative effect of accounting change..................                  -            -                 -              0.06
                                                                    ------------  -------------    ------------      ------------
     Net income (loss).......................................        $      0.07    $   (0.22)      $      0.18       $     (0.24)
                                                                    ============  =============    ============      ============
Weighted-average common shares outstanding...................              137.7        137.3             137.6             137.0



Diluted earnings per share:
     Income (loss) from continuing operations................        $      0.07    $   (0.29)      $      0.18       $     (0.37)
     Income from discontinued operations.....................                  -         0.07                 -              0.07
     Cumulative effect of accounting change..................                  -            -                 -              0.06
                                                                    ------------  -------------    ------------      ------------
     Net income (loss).......................................        $      0.07    $   (0.22)      $      0.18       $     (0.24)
                                                                    ============  =============    ============      ============
Weighted-average common shares assuming dilution.............              139.0        137.3             138.8             137.0

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                              VENATOR GROUP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)
                                 (in millions)

                                                                   Thirteen weeks ended           Twenty-six weeks ended
                                                                ---------------------------    -----------------------------
                                                                 July 29,       July 31,        July 29,         July 31,
                                                                   2000           1999*           2000            1999*
                                                                ----------    -------------    -----------    --------------
Net income (loss)...........................................         $   9           $ (30)          $  24           $  (33)

Other comprehensive income (loss), net of tax
   Foreign currency translation adjustments arising
   during the period, net of deferred tax expense (benefit)
   of $1, ($4), ($8) and ($1), respectively.................             2              (6)           (13)               (2)
                                                                ----------    -------------    -----------    --------------

Comprehensive income (loss).................................         $  11           $ (36)         $  11            $  (35)
                                                                ==========    =============    ===========    ==============




     See Accompanying Notes to Condensed Consolidated Financial Statements.


* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                              VENATOR GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                                     Twenty-six weeks ended
                                                                                   --------------------------
                                                                                     July 29,      July 31,
                                                                                      2000           1999*
                                                                                   ----------    ------------
From Operating Activities:
   Net income (loss)............................................................  $     24         $     (33)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities of continuing operations:
     Cumulative effect of accounting change, net of tax.........................         -                (8)
     Restructuring charge.......................................................         -                52
     Income on disposal of discontinued operations, net of tax .................         -               (10)
     Depreciation and amortization..............................................        81                91
     Gains on sales of investments...................................                   (6)                -
     Gains on sales of real estate..............................................       (10)              (31)
     Deferred taxes.............................................................       (11)              (23)
     Change in assets and liabilities:
       Merchandise inventories..................................................      (106)              (26)
       Accounts payable and other accruals......................................        36               (67)
       Repositioning and restructuring reserves.................................       (41)               (8)
       Other, net...............................................................         7               (31)
                                                                                    ------           -------
   Net cash used in operating activities of continuing operations...............       (26)              (94)
                                                                                    ------           -------

From Investing Activities:
   Proceeds from sales of investments ..........................................         7                 -
   Proceeds from sales of real estate ..........................................         7                23
   Capital expenditures.........................................................       (44)              (97)
                                                                                    ------           -------
   Net cash used in investing activities of continuing operations...............       (30)              (74)
                                                                                    ------           -------

From Financing Activities:
   Increase in short-term debt..................................................        24                82
   Reduction in long-term debt and capital lease obligations....................      (103)               (3)
   Issuance of common stock.....................................................         4                 5
                                                                                    ------           -------
   Net cash (used in) provided by financing activities of continuing operations.       (75)               84
                                                                                    ------           -------

Net Cash used in Discontinued Operations........................................        (6)              (31)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents.................................................         -                 -
                                                                                    ------           -------

Net change in Cash and Cash Equivalents.........................................      (137)             (115)
Cash and Cash Equivalents at beginning of year..................................       162               193
                                                                                    ------           -------
Cash and Cash Equivalents at end of interim period..............................  $     25         $      78
                                                                                    ======           =======

Cash paid during the period:
   Interest.....................................................................  $     19         $      34
   Income taxes.................................................................  $     25         $      16


     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                              VENATOR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 29, 2000, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 2000. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended July 29, 2000 are not necessarily indicative of the results expected for the year.

Cumulative Effect of Change in Accounting Principle

         In the fourth quarter of 1999, the Registrant adopted a preferred method for calculating the market-related value of its U.S. pension plan assets used in determining annual pension expense. The change was accounted for as if it had occurred at the beginning of the first quarter of 1999 and accordingly, interim information presented for 1999 has been restated to reflect this change. The impact of this change resulted in a non-cash benefit in 1999 of approximately $14 million before-tax, or $0.06 per diluted share, representing the cumulative effect of the accounting change related to years prior to 1999. The change resulted in lower pension expense in 1999 of $4.5 million before-tax, or $0.02 per diluted share as follows: $0.8 million in each of the first and second quarters, $1.8 million in the third quarter and $1.1 million in the fourth quarter.

1999 Restructuring

         During the second quarter of 1999, the Registrant recorded a restructuring charge of $64 million before-tax or $39 million after-tax, in connection with its plan to sell or liquidate eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going To The Game!, Weekend Edition and Burger King franchises. Major components of the charge included $24 million for leasehold and real estate disposition costs, $19 million for fixed asset and other asset impairments, $12 million for inventory markdowns and $9 million for other exit costs. The inventory markdowns of $12 million were included in cost of sales while the remaining $52 million restructuring charge was included in operating expenses. The Registrant recorded an additional charge to the reserve of $3 million in the third quarter of 1999 relating to fixed asset and real estate disposition costs and a reduction of $4 million in the fourth quarter of 1999 relating to better than anticipated real estate disposition costs related to the Foot Locker Outlets. In the first quarter of 2000, the Registrant recorded an additional charge of $5 million related to the disposal of the remaining businesses. The Registrant recorded a reduction of $3 million to the reserve in the second quarter of 2000, as the Foot Locker Outlets real estate disposition continued to produce better than anticipated results. Disposition activity of approximately $13 million charged to the reserve included $10 million in leasehold and real estate disposition costs, $1 million for the loss on disposal of Randy River Canada and $2 million in severance and other costs for the twenty-six weeks ended July 29, 2000. The reserve balance at July 29, 2000 of $13 million reflects estimated lease costs of $5 million and other disposition costs of $8 million, which will be substantially utilized in 2000.

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

         As of January 29, 2000, 72 stores included in the accelerated store-closing program had been closed. During the first and second quarters of 2000, an additional 215 and 11 stores were closed, respectively. In the second quarter of 2000, the Registrant recorded a further charge of approximately $4 million primarily associated with unfavorable real estate costs, the addition of 6 stores to the program and further fixed asset write-offs. This charge was partially offset by $1 million due to management's decision to continue to operate 14 athletic stores that were originally included in the accelerated store-closing program, as a result of favorable lease renewal terms offered during negotiations with landlords.

         The remaining 52 stores included in the program are expected to close during the balance of the year. Disposition activity charged to the reserve during the first and second quarters of 2000 amounted to approximately $4 million and $12 million, respectively, and primarily comprised real estate costs. The reserve balance of $24 million at July 29, 2000 represents leasehold and real estate disposition costs. Of the original 3,100 planned terminations, approximately 300 positions have yet to be eliminated in the United States and Canada as of July 29, 2000.

          All remaining Foot Locker stores in Asia were closed during the first quarter of 2000. Real estate, severance and other exit costs of approximately $3 million for the twenty-six weeks ended July 29, 2000 essentially utilized the remaining reserve for those stores.

         In connection with the reduction of sales support and corporate staff, approximately 350 of the 400 positions have been eliminated and the related severance costs reduced the reserve from $14 million at January 29, 2000 to $5 million at July 29, 2000. The Registrant entered into an agreement to sublease its Maumelle distribution center earlier than anticipated and to sell the associated fixed assets, which had been fully impaired in the fourth quarter of 1999, for proceeds of approximately $3 million. The Registrant recorded a reduction to the Maumelle reserve of $5 million in connection with the agreement in the first quarter of 2000 and the proceeds were received in the second quarter. Disposition activity of $2 million in the second quarter of 2000 comprised severance payments of $1 million to eliminate 181 positions and real estate costs of $1 million. The remaining reserve balance as of July 29, 2000 of $1 million reflects lease and other exit costs.

         Sales and operating losses of the above non-core businesses and under-performing stores included in the consolidated results of operations for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively, are presented below.

                                                                 Thirteen weeks ended               Twenty-six weeks ended
                                                          ---------------------------------    --------------------------------
 (in millions)                                              July 29, 2000     July 31, 1999     July 29, 2000     July 31, 1999
                                                          ----------------   --------------    ---------------  ---------------
Sales................................................       $          27      $         83      $         63    $          159
                                                          ================   ==============    ===============  ===============

Operating loss.......................................       $          (4)     $        (20)     $        (16)   $          (44)
                                                          ================   ==============    ===============  ===============



         Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $45 million, $82 million and $61 million have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheets as of July 29, 2000, July 31, 1999 and January 29, 2000, respectively.

Long-Term Debt

         The Registrant purchased $100 million of the $200 million 7.0 percent debentures, which were due June 1, 2000, at various dates throughout January 2000. The Registrant purchased an additional $13 million of the 7.0 percent debentures prior to June 1, 2000, when the remaining $87 million balance outstanding was repaid.

Other Income

         Other income of $16 million for the twenty-six weeks ended July 29, 2000 included corporate real estate gains of $4 million and $6 million in the first and second quarters, respectively, and a $6 million gain associated with the demutualization of the Metropolitan Life Insurance Company in the first quarter of 2000. Other income of $31 million for the twenty-six weeks ended July 31, 1999 reflected corporate real estate gains of $24 million primarily related to the second quarter sale of two corporate properties, and the recognition of $7 million of the deferred gain recorded on the 1998 sale of the corporate headquarters.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively, are presented below. Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.

Sales:

(in millions)                                                   Thirteen weeks ended              Twenty-six weeks ended
                                                          --------------------------------    -------------------------------
                                                           July 29, 2000    July 31, 1999     July 29, 2000     July 31, 1999
                                                          ---------------   --------------    --------------    --------------
Global Athletic Group:
   Retail Stores........................................     $       899      $       855       $     1,862       $    1,738
   Direct to Customers..................................              47               38               104               86
                                                          ---------------   --------------    --------------    --------------
                                                                     946              893             1,966            1,824
Northern Group..........................................              76               86               146              155
All Other *.............................................              19               84                37              163
                                                          ---------------   --------------    --------------    --------------
                                                             $     1,041      $     1,063       $     2,149       $    2,142
                                                          ===============   ==============    ==============    ==============




Operating Results:

 (in millions)                                                 Thirteen weeks ended               Twenty-six weeks ended
                                                          --------------------------------    -------------------------------
                                                               July 29,         July 31,          July 29,          July 31,
                                                                 2000            1999**             2000             1999**
                                                          ---------------   --------------    --------------    --------------
Global Athletic Group:
   Retail Stores (1)....................................     $        48      $      (58)         $      113      $     (42)
   Direct to Customers..................................              (5)             (1)                 (8)             3
                                                          --------------    --------------     --------------   --------------
                                                                      43             (59)                105            (39)
Northern Group (2)......................................              (2)             (5)                (16)           (22)
All Other*(3)...........................................              (4)              2                 (13)             2
                                                          --------------    --------------     --------------   --------------
      Operating profit (loss)...........................              37             (62)                 76            (59)
      Corporate expense (income) (4)....................              15             (13)                 21             (3)
      Interest expense, net.............................               6              17                  15             28
                                                          --------------    --------------     --------------   --------------
Income (loss) from continuing operations
   before income taxes..................................     $        16      $      (66)         $       40      $     (84)
                                                          ==============    ==============     ==============   ==============

           (1) Both periods presented for 1999 include restructuring charges of $64 million. Both periods presented for 2000 include a $3 million reduction in the 1999 second quarter restructuring charge, offset by a $2 million restructuring charge.

           (2) Both periods presented for 2000 include a $1 million restructuring charge.

           (3) Twenty-six weeks ended July 29, 2000 includes first quarter restructuring charge of $5 million.

           (4) Twenty-six weeks ended July 29, 2000 includes a $5 million reduction in the 1999 fourth quarter restructuring charge.


* All formats presented as "All Other" were either disposed or held for disposal at July 29, 2000. Sales and operating results in 2000 do not include Afterthoughts, Weekend Edition and Randy River Canada, which were sold in the fourth quarter of 1999.

** 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

Discontinued Operations

         In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment. Disposition activity of approximately $5 million charged to the reserve for the first half of 2000 primarily reflected lease payments. Of the remaining reserve balance of $5 million at July 29, 2000, $2 million is required to satisfy lease obligations within twelve months and the remaining $3 million thereafter.

         The Registrant also announced in the third quarter of 1998 that it was exiting its Specialty Footwear segment. Net disposition activity of approximately $7 million charged to the reserve for the first half of 2000 primarily reflected lease payments. The reserve balance of $21 million at July 29, 2000 primarily represents leasehold obligations, $5 million of which is expected to be utilized within twelve months and the remaining $16 million thereafter.

         In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. Net disposition activity of approximately $4 million charged to the reserve for the first half of 2000 included payments for leasehold and real estate disposition costs. The reserve balance of $19 million at July 29, 2000 is included in current liabilities ($11 million) and other liabilities ($8 million) and consists principally of real estate disposition costs.

The following is a summary of the net assets of discontinued operations:


(in millions)                                             July 29,             July 31,          January 29,
                                                           2000                 1999                2000
                                                         --------             --------            --------
International General Merchandise
---------------------------------
Assets.............................................  $         -           $        45           $        5
Liabilities........................................            -                     7                    2
                                                          ------             ---------             --------
Net assets of discontinued operations..............  $         -           $        38           $        3
                                                          ------             ---------             --------

Specialty Footwear
------------------
Assets ............................................  $         4           $        55           $        5
Liabilities........................................            2                     9                    2
                                                       ---------             ---------             --------
Net assets of discontinued operations..............  $         2           $        46           $        3
                                                       ---------             ---------             --------

Domestic General Merchandise
----------------------------
Assets ............................................  $        11           $        13           $       12
Liabilities........................................            4                     4                    5
                                                       ---------             ---------             --------
Net assets of discontinued operations..............  $         7           $         9           $        7
                                                       ---------             ---------             --------

Total net assets of discontinued operations........  $         9           $        93           $       13
                                                       =========             =========             ========

         The assets primarily include deferred tax assets and fixed assets. Liabilities primarily reflect accounts payable and other accrued liabilities.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss consists of foreign currency translation adjustments of $153 million, $146 million, and $140 million, and minimum pension liability adjustments of $2 million, $43 million, and $2 million, at July 29, 2000, July 31, 1999, and January 29, 2000, respectively.

Earnings Per Share

         Basic earnings per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and restricted stock awards. A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:


                                                                     Thirteen weeks ended           Twenty-six weeks ended
                                                                  ---------------------------    -----------------------------
(in millions)                                                      July 29,         July 31,       July 29,         July 31,
                                                                     2000            1999           2000             1999
                                                                  ----------     ------------    -----------    --------------
Weighted-average common shares outstanding....................         137.7            137.3          137.6             137.0
Incremental common shares issuable............................           1.3                -            1.2                 -
                                                                  ----------     ------------    -----------    --------------
Weighted-average common shares assuming dilution..............         139.0            137.3          138.8             137.0
                                                                  ==========     ============    ===========    ==============



         Incremental common shares were not included in the computation for the quarter and year-to-date period ended July 31, 1999 since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Options to purchase 4.9 million and 6.3 million shares of common stock with an exercise price greater than the average market price were not included in the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2000, respectively.

Stock Plans

         The 1998 Stock Option and Award Plan was amended during the quarter to provide awards of up to 12,000,000 shares of the Registrant's common stock. The number of shares reserved for issuance as restricted can not exceed 3,000,000 shares.

         During the second quarter, the Registrant adopted the Directors Stock Option Plan ("Directors Option Plan"). Under the Directors Option Plan, non-employee directors can receive options to purchase shares of the Registrant's common stock at 100 percent of the market price at the date of the grant. Options are exercisable in three equal installments commencing on the first anniversary of the date of grant. The options terminate 10 years from the date of grant. An aggregate of 100,000 shares is available for issuance under the Directors Option Plan.

Recent Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25, Accounting for Stock Issued to Employees," ("FIN No. 44"). FIN No. 44 provides further guidance related to accounting for stock-based compensation, in particular to changes in stock-based awards after the grant date. In the second quarter of 2000, the Registrant adopted FIN No. 44, which did not have any impact on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which interprets generally accepted accounting principles related to revenue recognition in financial statements. The Registrant will change its method of accounting for sales under its layaway program and will record the cumulative effect, if any, of that change in the fourth quarter of 2000. The Registrant does not expect SAB No. 101 to have a significant impact on its consolidated financial statements. The Emerging Issues Task Force recently released Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue No. 00-10") and Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue No. 00-14"). Issue No. 00-10 requires shipping and handling charges to customers to be reported as sales and the associated costs to be included in cost of sales, and Issue No. 00-14 addresses the recognition, measurement, and income statement classification for certain sales incentives. The Registrant will adopt Issue No. 00-10 and Issue No. 00-14 in the fourth quarter of 2000 and does not expect either issue to have a significant impact on its consolidated financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Registrant for fiscal year 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Registrant is in the process of evaluating SFAS No. 133, as amended, to determine its impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

         Sales of $1,041 million for the second quarter of 2000 decreased 2.1 percent from sales of $1,063 million for the second quarter of 1999, reflecting a 6.7 percent increase attributable to sales of ongoing formats, offset by an
8.8 percent decline related to businesses disposed and held for disposal. Sales of $2,149 million for twenty-six weeks ended July 29, 2000 were essentially flat as compared with $2,142 million for the twenty-six weeks ended July 31, 1999, reflecting an increase of 8.6 percent attributable to ongoing formats, which was substantially offset by a decline of 8.3 percent related to businesses disposed and held for disposal. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 8.9 percent and 10.8 percent for the second quarter and year-to-date periods of 2000, respectively, as compared with the corresponding prior-year periods, reflecting increases of 10.4 percent and 11.9 percent in comparable-store sales.

         Gross margin, as a percentage of sales, improved by approximately 300 basis points to 28.6 percent in the second quarter of 2000 and 270 basis points to 28.8 percent for the twenty-six weeks ended July 29, 2000, as compared with the corresponding prior-year periods. These increases reflect both improved purchasing and reduced occupancy and buying costs in 2000 as a percentage of sales. Excluding the inventory markdowns of $12 million in the second quarter of 1999 associated with the Registrant's restructuring plan to exit eight non-core businesses, gross margin increased by approximately 190 basis points in the second quarter.

         Selling, general and administrative expenses ("SG&A") of $241 million declined to 23.2 percent of sales in the second quarter of 2000 as compared with 23.3 percent in the corresponding prior-year period. SG&A of $499 million for the twenty-six weeks ended July 29, 2000, declined approximately 30 basis points to 23.2 percent of sales. These declines reflect the reduced and more efficient store base in the first half of 2000 as compared with a year earlier, offset, in part, by increased store compensation and initiative costs in 2000. For the twenty-six weeks ended July 29, 2000, SG&A also included Internet costs of approximately $12 million primarily related to website strategic development and marketing.

         Depreciation and amortization expense of $41 million and $81 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, was approximately 11.0 percent lower than in the corresponding prior-year periods. These decreases reflect the reduction in depreciable assets as a result of the disposal of businesses in 1999 and more focused capital expenditure programs in 2000 and 1999, as compared with prior years.

         Interest expense, net decreased by $11 million and by $13 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, as compared with the corresponding prior-year periods. These decreases reflect reduced short-term interest expense related to lower average short-term borrowing levels, offset in part by higher short-term interest rates, and reduced long-term interest expense resulting from the early retirement and repayment of the $200 million 7.0 percent debentures due in June 2000. Interest income, primarily related to income tax settlements and refunds, of $4 million in the second quarter of 2000 increased by $3 million compared with the corresponding period in 1999.

         Other income of $16 million for the twenty-six weeks ended July 29, 2000 included corporate real estate gains of $10 million related to property sales and a $6 million gain associated with the recent demutualization of the Metropolitan Life Insurance Company. This compared with $31 million for the first half of 1999 primarily related to property sales.

         The Registrant reported net income for the thirteen and twenty-six weeks ended July 29, 2000 of $9 million and $24 million, respectively, or $0.07 and $0.18 per diluted share. The Registrant reported a net loss for the quarter and year-to-date periods ended July 31, 1999 of $30 million and $33 million, respectively, or $0.22 and $0.24 per diluted share, which included income from discontinued operations of $10 million after-tax, or $0.07 per diluted share. The twenty-six weeks ended July 31, 1999 also included income from the cumulative effect of an accounting change of $8 million after-tax, or $0.06 per diluted share.

STORE COUNT

         The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the twenty-six weeks ended July 29, 2000, the Registrant remodeled or relocated 66 stores. 226 of the 378 stores closed during the first half of 2000 related to the 1999 accelerated store-closing program and 34 closures reflected the amalgamation of the Northern Traditions and Northern Reflections formats in the second quarter of 2000. An additional 52 under-performing stores related to the accelerated store-closing program will be closed during the balance of the year, of which 48 are included in the Global Athletic Group at July 29, 2000.

                                                                      January 29,                        July 29,   July 31,
                                                                         2000       Opened     Closed      2000       1999
                                                                         ----       ------     ------      ----       ----
   Global Athletic Group..........................................      3,693          10         67       3,636     3,704
   Northern Group.................................................        836          11        144         703       849
   Disposed and held for disposal.................................        345           2        167         180     1,362
                                                                       ------      ------     ------      ------     -----
      Total.......................................................      4,874          23        378       4,519     5,915
                                                                       ------      ------     ------      ------     -----

SALES

         The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.


(in millions)                                                   Thirteen weeks ended              Twenty-six weeks ended
                                                           ------------------------------     -------------------------------
                                                           July 29, 2000    July 31, 1999     July 29, 2000     July 31, 1999
                                                           -------------    -------------     -------------     -------------
Global Athletic Group:
   Retail Stores........................................     $       898     $        828       $     1,860       $    1,687
   Direct to Customers..................................              47               38               104               86
                                                           -------------    -------------     -------------     -------------
                                                                     945              866             1,964            1,773
Northern Group..........................................              76               83               143              149
Disposed and held for disposal..........................              20              114                42              220
                                                           -------------    -------------     -------------     -------------
Total sales                                                  $     1,041     $      1,063       $     2,149       $    2,142
                                                           =============    =============     =============     =============



         Global Athletic Group sales increased by 9.1 percent and by 10.8 percent for the 2000 second quarter and year-to-date periods as compared with the corresponding prior-year periods, reflecting comparable-store sales increases of 11.3 percent and 12.6 percent, respectively. Sales from ongoing retail store formats increased by 8.5 percent and by 10.3 percent, respectively, reflecting stronger sales performance in all formats, particularly in Europe. Footwear continued to drive the sales growth across all formats, particularly the high-end athletic footwear lines, such as Nike Tuned Air running shoes and Nike Up Tempo basketball shoes. Private label apparel at the Foot Locker and Lady Foot Locker formats also contributed to the strong sales performance. Direct to Customers sales increased by 23.7 percent and by
20.9 percent for the thirteen and twenty-six weeks ended July 29, 2000 as compared with the corresponding prior-year periods. Catalog sales increased by 5.4 percent to $39 million in the second quarter of 2000 and by 6.0 percent to $88 million for the year-to-date period. Internet sales of $8 million and $16 million, excluding freight, for the thirteen and twenty-six weeks ended July 29, 2000, increased by $7 million and $13 million, respectively, as compared with the corresponding periods in 1999.

         Excluding the impact of foreign currency fluctuations, Northern Group sales declined by 9.0 percent for the second quarter of 2000 and by 4.4 percent for the year-to-date period. Comparable-store sales, which were essentially flat for the second quarter, increased by 2.7 percent for the year-to-date period, and were offset by the impact of 112 fewer stores in the United States and Canada. As part of the ongoing reorganization at the Northern Group, the former Northern Traditions stores were combined with the Northern Reflections format resulting in an overall reduction of 34 stores.

OPERATING RESULTS

         Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.


 (in millions)                                                  Thirteen weeks ended               Twenty-six weeks ended
                                                             -----------------------------     -----------------------------
                                                               July 29,         July 31,          July 29,        July 31,
                                                                 2000              1999             2000            1999
                                                             -------------   -------------     -------------   -------------
Global Athletic Group:
   Retail Stores........................................      $      47       $        15     $        114      $        41
   Direct to Customers..................................             (5)               (1)              (8)               3
                                                          --------------    --------------   --------------    -------------
                                                                     42                14              106               44
Northern Group..........................................             (1)               (2)             (12)             (15)
Disposed and held for disposal..........................             (4)              (10)             (13)             (24)
Restructuring charges...................................              -               (64)              (5)             (64)
                                                          --------------    --------------   --------------    -------------

Total operating profit (loss)...........................      $      37       $       (62)    $         76     $        (59)
                                                          ==============    ==============   ==============    =============



         The Global Athletic Group reported operating profits of $42 million and $106 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, as compared with $14 million and $44 million for the corresponding prior-year periods. Operating profit from ongoing retail stores increased by $32 million and by $73 million, reflecting improved sales and gross margin rate performances in all athletic formats, in a somewhat less promotional environment. Direct to Customers operating results declined by $4 million and $11 million, for the thirteen and twenty-six weeks ended July 29, 2000, as compared with the corresponding prior-year periods, resulting primarily from increased Internet strategic development and marketing costs of approximately $5 million and $12 million, respectively.

         The Northern Group's operating results improved by $1 million and by $3 million, respectively, for the quarter and year-to-date periods in 2000, resulting primarily from the closure of under-performing stores.

         Restructuring charges of $64 million for the thirteen and twenty-six weeks ended July 31, 1999 related to the eight non-core businesses to be exited in the 1999 restructuring program. The remaining businesses in the program incurred operating losses of $4 million and $13 million in the 2000 second quarter and year-to-date periods, respectively. Related to the disposition of these remaining businesses, the Registrant recorded a $5 million charge in the first quarter of 2000 and a reduction of $3 million in the second quarter of 2000. In addition, the second quarter of 2000 also included an additional restructuring charge of $3 million related to the 1999 accelerated store-closing program.

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

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement, and proceeds from the sale of non-strategic assets. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, which are generally at their peak during the third and fourth quarters, debt repayment, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

         Operating activities of continuing operations reduced cash by $26 million for the twenty-six weeks ended July 29, 2000, as compared with $94 million in the corresponding prior-year period. These amounts reflect the income (loss) from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The change in cash used for merchandise inventories and accounts payable primarily reflects the additional inventory purchases in 2000 associated with the increased sales volume. Merchandise inventories, excluding businesses disposed and held for disposal, of $841 million at July 29, 2000 increased by $64 million from $777 million at July 31, 1999. Included in cash flow from operations for the twenty-six weeks ended July 29, 2000 were cash payments of approximately $41 million related to the 1999 restructuring program.

         Net cash used in investing activities of continuing operations was $30 million and $74 million for the first half of 2000 and 1999, respectively. Capital expenditures of $44 million for the twenty-six weeks ended July 29, 2000 primarily related to store remodelings as compared with $97 million for the corresponding prior-year period. Planned capital expenditures of $110 million for 2000 include expenditures for new store openings, remodeling of existing stores, management information systems, logistics and other support facilities. Proceeds from real estate disposition activities contributed $7 million in 2000 as compared with $23 million in 1999, primarily reflecting the sale of two properties in the second quarter. In the second quarter of 2000, the Registrant received $7 million in cash as a result of the recent demutualizaton of the Metropolitan Life Insurance Company.

         Financing activities for the Registrant's continuing operations utilized cash of $75 million for the twenty-six weeks ended July 29, 2000 compared to cash provided by financing activities of $84 million for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $95 million and $332 million at July 29, 2000 and July 31, 1999, respectively, and have been classified as short-term debt. The facility available at July 29, 2000 was $300 million. During the first quarter of 2000, the Registrant purchased $12 million of its $200 million 7.0 percent debentures and an additional $1 million on May 10, 2000. On June 1, 2000, the remaining balance of $87 million was repaid with restricted cash funds set aside on February 15, 2000, as required by the revolving credit agreement. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies.

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

         The Registrant has reviewed the impact of the euro conversion on its information systems, accounting systems, vendor payments and human resources, and the necessary modifications, if any, are substantially in place. Plans to upgrade or modify the point of sale hardware and software are in progress and will be executed throughout 2000 and 2001.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, customer demand, fashion trends, competitive market forces and economic conditions worldwide and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the euro issue. Any changes in such assumptions or factors could produce significantly different results.

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

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The Registrant's annual meeting of shareholders was held on June 8, 2000, in Tarrytown, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 2000 Annual Meeting and Proxy Statement, both dated April 27, 2000.

    (b) Matthew D. Serra was elected as a director in Class I for a one-year term ending at the annual meeting of shareholders of the Registrant in 2001. Each of Jarobin Gilbert Jr., Allan Z. Loren and David Y. Schwartz was elected as a director in Class III for a three-year term ending at the annual meeting in 2003. Except for Mr. Schwartz, all of such individuals previously served as directors of the Registrant. James E. Preston, Christopher A. Sinclair, J. Carter Bacot, Purdy Crawford, Philip H. Geier Jr., and Dale W. Hilpert, having previously been elected directors of the Registrant for terms continuing beyond the 2000 annual meeting of shareholders, continue in office as directors. Margaret P. MacKimm and John J. Mackowski retired as directors at the 2000 annual meeting.

     (c) The matters voted upon and the results of the voting were as follows:

        (1)  Election of Directors:

                                                                                          Abstentions and
             Name                         Votes For                   Votes Withheld      Broker Non-Votes
             ----                         ---------                   --------------      ----------------
             Jarobin Gilbert Jr.          104,428,374                   13,843,919            0
             Allan Z. Loren               104,441,060                   13,831,233            0
             David Y. Schwartz            112,692,654                    5,579,639            0
             Matthew D. Serra             116,040,823                    2,231,470            0

        (2)  Proposal to ratify the appointment of independent accountants:

             Votes For                    Votes Against               Abstentions         Broker Non-Votes
             ---------                    -------------               -----------         ----------------
             117,501,262                  136,836                     634,195                 0


        (3)  Proposal to approve amendments to the 1998 Stock Option and Award
        Plan:

              Votes For                   Votes Against               Abstentions         Broker Non-Votes
              ---------                   -------------               -----------         ----------------
              105,353,730                 12,086,021                  832,542                 0

        (4) Proposal to reapprove the performance goals and to approve the amendment of the Annual Incentive Compensation Plan:

              Votes For                   Votes Against            Abstentions             Broker Non-Votes
              ---------                   -------------            -----------             ----------------
              114,505,205                 2,985,727                 781,361                    0

        (5)   Proposal to approve the Directors Stock Option Plan:

              Votes For                   Votes Against            Abstentions             Broker Non-Votes
              ---------                   -------------            -----------             ----------------
              102,042,076                 15,455,310                774,907                    0


     At the close of business on the record date of April 24, 2000, there were outstanding 137,578,699 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 118,272,293 shares of Common Stock. Such shares represented 85.97 percent of the total number of shares of such class of stock outstanding on the record date.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 18 through 20. The exhibits which are in this report immediately follow the index.

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated May 18, 2000 (date of earliest event reported) reporting sales and earnings for the first quarter ended April 29, 2000.

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


                                                   VENATOR GROUP, INC.
                                                   -------------------
                                                   (Registrant)





Date: September 7, 2000


                                                   /s/ Bruce Hartman
                                                   ---------------------------
                                                   BRUCE HARTMAN
                                                   Senior Vice President
                                                   and Chief Financial Officer

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

         5                                           *
         8                                           *
         9                                           *

         10.1                                        Venator Group Directors Stock Option Plan.

         10.2                                        Amendment to Venator Group 1998 Stock
                                                     Option and Award Plan.

         10.3                                        Annual Incentive Compensation Plan, as Amended.

         11                                          *

         12                                          Computation of Ratio of Earnings to Fixed Charges.

         13                                          *

         15                                          Letter re:  Unaudited Interim Financial Statements.

Exhibit No. in Item 601
   of Regulation S-K                                 Description
-----------------------                              -----------
         16                                          *
         17                                          *
         18                                          *
         19                                          *
         20                                          *
         21                                          *
         22                                          *
         23                                          *
         24                                          *
         25                                          *
         26                                          *

         27.1                                        Financial Data Schedule - July 29, 2000 (which is submitted electronically to the SEC for information only and not filed).

         27.2                                        Restated Financial Data Schedule - July 31, 1999 (which is submitted electronically to the SEC for information only and not filed).

         99                                          Independent Accountants' Review Report.

--------------------
  *  Not applicable

Exhibits filed with this Form 10-Q:

     Exhibit No.                                     Description
     ----------                                      -----------
         10.1                                        Venator Group Directors Stock Option Plan.

         10.2                                        Amendment to Venator Group 1998 Stock
                                                     Option and Award Plan.

         10.3                                        Annual Incentive Compensation Plan, as Amended.

         12                                          Computation of Ratio of Earnings to Fixed Charges.

         15                                          Letter re: Unaudited Interim Financial Statements.

         27.1                                        Financial Data Schedule - July 29, 2000.

         27.2                                        Restated Financial Data Schedule - July 31, 1999.

         99                                          Independent  Accountants' Review Report.