Form 10-Q
period 2000-10-28
VENATOR GROUP INC
filed 2000-12-12
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended October 28, 2000
                               ----------------


Commission file no. 1-10299
                    -------


                               VENATOR GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                New York                                                                13-3513936
---------------------------------------------                            ------------------------------------
(State or other jurisdiction of incorporation                            (I.R.S. Employer Identification No.)
          or organization)


 112 W. 34th Street, New York, New York                                                   10120
----------------------------------------                                                ----------
(Address of principal executive offices)                                                (Zip Code)


Registrant's telephone number:  (212) 720-3700
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X      NO
                                       ----        ----



Number of shares of Common Stock outstanding at December 1, 2000: 138,028,871
                                                                  ------------

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

                      Condensed Consolidated Statements
                           of Operations..........................................................2

                      Condensed Consolidated Statements
                           of Comprehensive Income (Loss).........................................3

                      Condensed Consolidated Statements
                           of Cash Flows..........................................................4

                      Notes to Condensed Consolidated
                           Financial Statements................................................5-10

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................10-15


Part II.  Other Information

          Item 1.     Legal Proceedings..........................................................16

          Item 6.     Exhibits and Reports on Form 8-K...........................................16

                      Signature..................................................................17

                      Index to Exhibits.......................................................18-19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VENATOR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                October 28,       October 30,       January 29,
                                                                     2000              1999*             2000
                                                                ---------------   --------------    --------------
                                                                 (Unaudited)      (Unaudited)         (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash and cash equivalents....................................  $      18         $      63        $     162
   Merchandise inventories......................................        922               863              739
   Assets held for disposal.....................................         54               179               61
   Net assets of discontinued operations........................          9                85               13
   Other current assets.........................................        126               168              114
                                                                     ------           -------           ------
                                                                      1,129             1,358            1,089
Property and equipment, net.....................................        740               882              809
Deferred taxes .................................................        312               354              317
Goodwill, net  .................................................        145               153              151
Other assets....................................................        147                96              149
                                                                     ------            ------           ------
                                                                  $   2,473         $   2,843        $   2,515
                                                                     ======           =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Short-term debt..............................................  $     140         $     300        $      71
   Accounts payable ............................................        299               354              233
   Accrued liabilities..........................................        246               207              254
   Current portion of repositioning and restructuring reserves..         37                30               88
   Current portion of reserve for discontinued operations.......         16                87               25
   Current portion of long-term debt and obligations
     under capital leases.......................................         54               208              106
                                                                     ------            ------           ------
                                                                        792             1,186              777
Long-term debt and obligations
   under capital leases.........................................        259               313              312
Other liabilities...............................................        263               323              287
Shareholders' equity
   Common stock and paid-in capital: 138,116,998;
     137,422,104 and 137,542,104 shares, respectively...........        344               335              337
   Retained earnings............................................        994               872              945
   Accumulated other comprehensive loss.........................       (178)             (186)            (142)
   Less: Treasury stock at cost: 199,625; 30,000 and
     100,000 shares, respectively...............................         (1)                -               (1)
                                                                     ------           -------         --------
Total shareholders' equity......................................      1,159             1,021            1,139
                                                                     ------           -------         --------
                                                                  $   2,473         $   2,843        $   2,515
                                                                     ======           =======         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                        Thirteen weeks ended           Thirty-nine weeks ended
                                                                     ---------------------------    -----------------------------
                                                                     Oct. 28,        Oct. 30,        Oct. 28,         Oct. 30,
                                                                       2000            1999*           2000            1999*
                                                                    ----------     ------------    ------------    -------------
Sales........................................................          $ 1,160          $ 1,178         $ 3,309          $ 3,320

Costs and Expenses
  Cost of sales..............................................              804              848           2,334            2,430
  Selling, general and administrative expenses...............              264              254             763              758
  Depreciation and amortization..............................               40               47             121              138
  Restructuring charge.......................................                4                3               4               55
  Interest expense, net......................................                8               17              23               45
  Other income...............................................                -               (5)            (16)             (36)
                                                                       -------          -------         -------          -------
                                                                         1,120            1,164           3,229            3,390
                                                                       -------          -------         -------          -------

Income (loss) from continuing operations
    before income taxes......................................               40               14              80              (70)
Income tax expense (benefit).................................               15                6              31              (27)
                                                                       -------          -------         -------          -------
Income (loss) from continuing operations.....................               25                8              49              (43)


Income on disposal of discontinued operations, net of
    income tax expense of $7.................................                -                -               -               10

Cumulative effect of accounting change, net of income tax
    expense of $6............................................                -                -               -                8

                                                                       -------          -------         -------          -------
Net income (loss)............................................          $    25          $     8         $    49          $   (25)
                                                                       =======          =======         =======          =======

Basic earnings per share:
    Income (loss) from continuing operations.................          $  0.18          $  0.06         $  0.36          $ (0.31)
    Income from discontinued operations......................                -                -               -             0.07
    Cumulative effect of accounting change...................                -                -               -             0.06
                                                                       -------          -------         -------          -------

    Net income (loss)........................................          $  0.18          $  0.06         $  0.36          $ (0.18)
                                                                       =======          =======         =======          =======
Weighted-average common shares outstanding...................            137.9            137.4           137.7            137.1


Diluted earnings per share:
    Income (loss) from continuing operations.................          $  0.18          $  0.06         $  0.35          $ (0.31)
    Income from discontinued operations......................                -                -               -             0.07
    Cumulative effect of accounting change...................                -                -               -             0.06
                                                                       -------          -------         -------          -------
    Net income (loss)........................................          $  0.18          $  0.06         $  0.35          $ (0.18)
                                                                       =======          =======         =======          =======
Weighted-average common shares assuming dilution.............            139.5            138.4           139.0            137.1

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (in millions)

                                                                   Thirteen weeks ended           Thirty-nine weeks ended
                                                                ---------------------------    -----------------------------
                                                                 Oct. 28,       Oct. 30,        Oct. 28,         Oct. 30,
                                                                   2000           1999*           2000            1999*
                                                                ----------    -------------    -----------    --------------
Net income (loss)...........................................    $       25    $           8    $        49    $          (25)

Other comprehensive income (loss), net of tax.
   Foreign currency translation adjustments arising
   during the period, net of deferred tax expense
   (benefit) of($15), $2, ($23) and $1, respectively.........          (23)               3            (36)                1
                                                                ----------    -------------    -----------    --------------

Comprehensive income (loss).................................    $        2    $          11    $        13    $          (24)
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

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                    Thirty-nine weeks ended
                                                                                 ----------------------------
                                                                                     Oct. 28,      Oct. 30,
                                                                                      2000           1999*
                                                                                   ----------    ------------
From Operating Activities:
   Net income (loss)............................................................  $     49         $     (25)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities of continuing operations:
     Cumulative effect of accounting change, net of tax.........................         -                (8)
     Restructuring charge.......................................................         4                55
     Income on disposal of discontinued operations, net of tax .................         -               (10)
     Depreciation and amortization..............................................       121               138
     Gains on sales of investments..............................................        (6)                -
     Gains on sales of real estate..............................................       (10)              (36)
     Deferred taxes.............................................................       (11)              (28)
     Change in assets and liabilities:
       Merchandise inventories..................................................      (198)             (130)
       Accounts payable and other accruals......................................        45                45
       Repositioning and restructuring reserves.................................       (56)              (10)
       Other, net...............................................................         8               (50)
                                                                                    ------           -------
   Net cash used in operating activities of continuing operations...............       (54)              (59)
                                                                                    ------           -------

From Investing Activities:
   Proceeds from sales of investments ..........................................         7                 -
   Proceeds from sales of real estate ..........................................         7                29
   Capital expenditures.........................................................       (69)             (122)
                                                                                    ------           -------
   Net cash used in investing activities of continuing operations...............       (55)              (93)
                                                                                    ------           -------

From Financing Activities:
   Increase in short-term debt..................................................        69                50
   Reduction in long-term debt and capital lease obligations....................      (104)                -
   Issuance of common stock.....................................................         5                 6
                                                                                    ------           -------
   Net cash (used in) provided by financing activities of continuing operations.       (30)               56
                                                                                    ------           -------

Net Cash used in Discontinued Operations........................................        (9)              (30)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents.................................................         4                (4)
                                                                                    ------           --------

Net change in Cash and Cash Equivalents.........................................      (144)             (130)
Cash and Cash Equivalents at beginning of year..................................       162               193
                                                                                    ------           -------
Cash and Cash Equivalents at end of interim period..............................  $     18         $      63
                                                                                    ======           =======

Cash paid during the period:
   Interest.....................................................................  $     22         $      41
   Income taxes.................................................................  $     28         $      19

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

                               VENATOR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended January 29, 2000, as filed with the Securities and Exchange Commission (the "SEC") on April 21, 2000. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the results expected for the year.

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

         In 2000, the Registrant recorded an additional charge of $5 million in the first quarter relating to the disposal of the remaining businesses and a reduction of $3 million in the second quarter relating to the disposition of the Foot Locker Outlets real estate, which continued to produce better than anticipated results. In the third quarter of 2000, the disposition of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game! and Weekend Edition were essentially complete and the Registrant recorded a further charge of $4 million associated with dispositions in progress. In addition, during the third quarter, management decided to continue to operate Team Edition as a manufacturing business, primarily as a result of the resurgence of the screen print business. As of October 28, 2000, the assets of Team Edition were reclassified from assets held for disposal and were recorded at fair value as of the date the decision to continue the business was made, which approximated their carrying value at such date, which was lower than the original carrying value at the commitment date to dispose of the business, adjusted for depreciation and amortization expense.

         For the thirty-nine weeks ended October 28, 2000, disposition activity of approximately $17 million was charged to the reserve and included $12 million in leasehold and real estate disposition costs, $1 million for the loss on disposal of Randy River Canada and $4 million in severance and other costs. The reserve balance at October 28, 2000 of $13 million reflects estimated lease costs of $3 million and other disposition costs of $10 million, which will be substantially utilized within twelve months.

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

         As of January 29, 2000, 72 stores included in the accelerated store-closing program had been closed. During the first and second quarters of 2000, 215 and 11 stores were closed, respectively. In the second quarter of 2000, the Registrant recorded a further charge of approximately $4 million primarily associated with unfavorable real estate costs, the addition of 6 stores to the program and further fixed asset write-offs. This charge was partially offset by a reversal of $1 million due to management's decision to continue to operate 14 athletic stores that were originally included in the accelerated store-closing program, as a result of favorable lease renewal terms offered during negotiations with landlords.

         During the third quarter of 2000, the Registrant closed an additional 13 stores. The remaining 39 stores included in the program are expected to close over the next few months. Disposition activity charged to the reserve for the thirty-nine weeks ended October 28, 2000 amounted to approximately $26 million and consisted primarily of real estate costs. The reserve balance of $15 million at October 28, 2000, included in current liabilities, primarily represents leasehold and real estate disposition costs. Of the original 3,100 planned terminations, approximately 150 positions have yet to be eliminated in the United States and Canada as of October 28, 2000.

          All remaining Foot Locker stores in Asia were closed during the first quarter of 2000. Real estate, severance and other exit costs of approximately $3 million for the thirty-nine weeks ended October 28, 2000 essentially utilized the remaining reserve for those stores.

         Of the original planned reduction of 400 sales support and corporate staff, approximately 20 positions have yet to be eliminated. Related severance payments reduced the reserve from $14 million at January 29, 2000 to $4 million at October 28, 2000. The Registrant entered into an agreement to sublease its Maumelle distribution center earlier than anticipated and to sell the associated fixed assets, which had been fully impaired in the fourth quarter of 1999, for proceeds of approximately $3 million. The Registrant recorded a reduction to the Maumelle reserve of $5 million in connection with the agreement in the first quarter of 2000 and the proceeds were received in the second quarter. Disposition activity for the thirty-nine weeks ended October 28, 2000 of $2 million comprised severance payments of $1 million to eliminate 181 positions and real estate costs of $1 million. The remaining reserve balance as of October 28, 2000 of $1 million reflects lease and other exit costs.

         Sales and operating losses of the above non-core businesses and the under-performing stores, excluding Team Edition, included in the consolidated results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively, are presented below.

                                                                 Thirteen weeks ended               Thirty-nine weeks ended
                                                            -------------------------------     -------------------------------
(in millions)                                               Oct. 28, 2000     Oct. 30, 1999     Oct. 28, 2000     Oct. 30, 1999
                                                            -------------     -------------     -------------     -------------
Sales................................................       $          28     $          94     $          90     $         251
                                                            =============     =============     =============     =============
Operating loss.......................................       $          (2)    $         (15)    $         (18)    $         (57)
                                                            =============     =============     =============     =============


         Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $54 million, $179 million and $61 million have been reclassified as assets held for disposal in the Condensed Consolidated Balance Sheets as of October 28, 2000, October 30, 1999 and January 29, 2000, respectively. As previously mentioned, the assets of Team Edition have not been reflected as assets held for disposal as of October 28, 2000 as management has decided to retain its operations.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively, are presented below. Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.

Sales:

(in millions)                                                   Thirteen weeks ended              Thirty-nine weeks ended
                                                          -------------------------------     -------------------------------
                                                           Oct. 28, 2000    Oct. 30, 1999     Oct. 28, 2000     Oct. 30, 1999
                                                          --------------    -------------     -------------     -------------
Global Athletic Group:
   Retail Stores........................................  $          988    $         948     $       2,850     $       2,686
   Direct to Customers..................................              67               53               171               139
                                                          --------------    -------------     -------------     -------------
                                                                   1,055            1,001             3,021
                                                                                                                        2,825
Northern Group..........................................              82               97               228               252
All Other *.............................................              23               80                60               243
                                                          --------------    -------------     -------------     -------------
                                                          $        1,160    $       1,178     $       3,309     $       3,320
                                                          ==============    =============     =============     =============

Operating Results:
 (in millions)                                                    Thirteen weeks ended              Thirty-nine weeks ended
                                                               --------------------------        -----------------------------
                                                               Oct. 28,         Oct. 30,          Oct. 28,          Oct. 30,
                                                                 2000            1999**             2000             1999**
                                                               --------         ---------         --------          --------
Global Athletic Group:
   Retail Stores (1)....................................       $     74         $      35         $    187          $     (7)
   Direct to Customers..................................              3                 -               (5)                3
                                                               --------         ---------         --------          --------
                                                                     77                35              182                (4)
Northern Group (2)......................................             (4)                1              (20)              (21)
All Other*(3)...........................................             (6)               (4)             (19)               (2)
                                                               --------         ---------         --------          --------
      Operating profit (loss)...........................             67                32              143               (27)
      Corporate expense (income) (4)....................             19                 1               40                (2)
      Interest expense, net.............................              8                17               23                45
                                                               --------         ---------         --------          --------
Income (loss) from continuing operations
   before income taxes..................................       $     40         $      14         $     80          $    (70)
                                                               ========         =========         ========          ========

         (1) Thirty-nine weeks ended October 28, 2000 includes a $3 million reduction in the 1999 second quarter restructuring charge, offset by a $2 million restructuring charge. Thirty-nine weeks ended October 30, 1999 includes restructuring charges of $64 million.

         (2) Thirty-nine weeks ended October 28, 2000 includes a $1 million restructuring charge.

         (3) Thirteen and thirty-nine weeks ended October 28, 2000 include restructuring charges of $4 million and $9 million, respectively. Both periods presented for 1999 include a $3 million restructuring charge.

         (4) Thirty-nine weeks ended October 28, 2000 includes a $5 million reduction in the 1999 fourth quarter restructuring charge.


* All formats presented as "All Other" were either disposed or held for disposal at October 28, 2000. Sales and operating results in 2000 do not include Afterthoughts, Weekend Edition and Randy River Canada, which were sold in the fourth quarter of 1999.

** 1999 interim information has been restated to reflect the change in method for calculating the market-related value of pension plan assets.

Discontinued Operations

         In the third quarter of 1998, the Registrant announced that it was exiting its International General Merchandise segment. Net disposition activity of approximately $6 million charged to the reserve for the thirty-nine weeks ended October 28, 2000 primarily reflected lease payments. Of the remaining reserve balance of $4 million at October 28, 2000, $1 million is required to satisfy lease obligations within twelve months and the remaining $3 million thereafter.

         The Registrant also announced in the third quarter of 1998 that it was exiting its Specialty Footwear segment. Net disposition activity of approximately $9 million charged to the reserve for the thirty-nine weeks ended October 28, 2000 primarily reflected lease payments. The reserve balance of $19 million at October 28, 2000 primarily represents leasehold obligations, $3 million of which is expected to be utilized within twelve months and the remaining $16 million thereafter.

         In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. Net disposition activity of approximately $7 million charged to the reserve for the thirty-nine weeks ended October 28, 2000 included payments for leasehold and real estate disposition costs. The reserve balance of $16 million at October 28, 2000 primarily represents real estate disposition costs, $12 million of which is expected to be utilized within twelve months and the remaining $4 million thereafter.

The following is a summary of the net assets of discontinued operations:

(in millions)                                             Oct. 28,             Oct. 30,            January 29,
                                                           2000                 1999                  2000
                                                         --------             --------              --------
International General Merchandise
---------------------------------
Assets.............................................  $         -           $        45           $        5
Liabilities........................................            -                     9                    2
                                                          ------             ---------             --------
Net assets of discontinued operations..............  $         -           $        36           $        3
                                                          ------             ---------             --------

Specialty Footwear
------------------
Assets ............................................  $         3           $        52           $        5
Liabilities........................................            1                    11                    2
                                                       ---------             ---------             --------
Net assets of discontinued operations..............  $         2           $        41           $        3
                                                       ---------             ---------             --------

Domestic General Merchandise
----------------------------
Assets ............................................  $        11           $        16           $       12
Liabilities........................................            4                     8                    5
                                                       ---------             ---------             --------
Net assets of discontinued operations..............  $         7           $         8           $        7
                                                       ---------             ---------             --------

Total net assets of discontinued operations........  $         9           $        85           $       13
                                                       =========             =========             ========

         The assets primarily include deferred tax assets and fixed assets. Liabilities primarily reflect accounts payable and other accrued liabilities.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss consists of foreign currency translation adjustments of $176 million, $143 million, and $140 million, and minimum pension liability adjustments of $2 million, $43 million, and $2 million, at October 28, 2000, October 30, 1999, and January 29, 2000, respectively.

Earnings Per Share

         Basic earnings per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation such as stock options. A reconciliation of weighted-average common shares outstanding to weighted-average common shares assuming dilution follows:

                                                                     Thirteen weeks ended           Thirty-nine weeks ended
                                                                  ---------------------------    -----------------------------
(in millions)                                                     Oct. 28,         Oct. 30,       Oct. 28,         Oct. 30,
                                                                     2000            1999           2000             1999
                                                                  ----------     ------------    -----------    --------------
Weighted-average common shares outstanding....................         137.9            137.4          137.7             137.1
Incremental common shares issuable............................           1.6              1.0            1.3                 -
                                                                  ----------     ------------    -----------    --------------
Weighted-average common shares assuming dilution..............         139.5            138.4          139.0             137.1
                                                                  ==========     ============    ===========    ==============


         Incremental common shares were not included in the computation for the year-to-date period ended October 30, 1999 since their inclusion in periods when the Registrant reported a loss from continuing operations would be antidilutive. Options to purchase shares of common stock with an exercise price greater than the average market price were not included in the computation of diluted earnings per share for all periods presented.

Stock Plans

         The 1998 Stock Option and Award Plan was amended during the second quarter of 2000 to provide awards of up to 12,000,000 shares of the Registrant's common stock. The number of shares reserved for issuance as restricted stock and other stock-based awards can not exceed 3,000,000 shares.

         During the second quarter of 2000, the Registrant adopted the Directors Stock Option Plan ("Directors Option Plan"). Under the Directors Option Plan, non-employee directors can receive options to purchase shares of the Registrant's common stock at 100 percent of the market price at the date of the grant. Options are exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The options terminate 10 years from the date of grant. An aggregate of 100,000 shares are authorized for issuance under the Directors Option Plan.

Long-Term Debt

         The Registrant purchased $100 million of the $200 million 7.0 percent debentures, which were due June 1, 2000, at various dates throughout January 2000. The Registrant purchased an additional $13 million of the 7.0 percent debentures prior to June 1, 2000, when the remaining $87 million balance outstanding was repaid.

Other Income

         Other income of $16 million for the thirty-nine weeks ended October 28, 2000 included corporate real estate gains of $4 million and $6 million in the first and second quarters, respectively, and a $6 million gain associated with the demutualization of the Metropolitan Life Insurance Company in the first quarter. Other income of $36 million for the thirty-nine weeks ended October 30, 1999 reflected corporate real estate gains of $28 million related to the sale of eleven properties and the recognition of $8 million of the deferred gain recorded on the 1998 sale of the corporate headquarters.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which interprets generally accepted accounting principles related to revenue recognition in financial statements. The Registrant will change its method of accounting for sales under its layaway program and will record the cumulative effect of that change as of the beginning of the fiscal year, in the fourth quarter of 2000. The Registrant does not expect SAB No. 101 to have a significant impact on its consolidated financial statements. The Emerging Issues Task Force recently released Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue No. 00-10"), which is effective in the fourth quarter of 2000. Shipping and handling charges to customers will be reclassified as sales and the associated costs as cost of sales for all periods presented. The Registrant does not expect Issue No. 00-10 to have a significant impact on its consolidated financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Registrant for fiscal year 2001. SFAS No. 133 requires that all derivative financial instruments be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair value of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on the type of hedging designation, if any. The Registrant primarily enters into contracts in order to hedge the foreign currency risk associated with future cash flows. As such, the effective portion of the gain or loss on the hedging derivative instrument will be reported as a component of other comprehensive income (loss) and will be reclassified to earnings in the period in which the hedged item affects earnings. Since the impact of SFAS No. 133 is dependent on future market rates and outstanding derivative positions at the beginning of fiscal 2001, the Registrant cannot yet determine the impact on its consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         References included herein to businesses disposed and held for disposal relate to Afterthoughts, The San Francisco Music Box Company, Foot Locker Outlets, Colorado, Going To The Game!, Randy River Canada, Weekend Edition, Burger King franchises, Foot Locker Asia, Northern Elements U.S. and Northern Getaway U.S.

RESULTS OF OPERATIONS

         Sales of $1,160 million for the third quarter of 2000 decreased 1.5 percent from sales of $1,178 million for the third quarter of 1999, reflecting a
6.4 percent increase attributable to sales of ongoing formats, offset by a 7.9 percent decline related to businesses disposed and held for disposal. Sales of $3,309 million for the thirty-nine weeks ended October 28, 2000 were essentially flat as compared with $3,320 million for the thirty-nine weeks ended October 30, 1999, reflecting an increase of 7.8 percent attributable to ongoing formats, which was offset by a decline of 8.1 percent related to businesses disposed and held for disposal. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 9.0 percent and 10.1 percent for the third quarter and year-to-date periods of 2000, respectively, as compared with the corresponding prior-year periods, reflecting increases of 10.1 percent and 11.2 percent in comparable-store sales.

         Gross margin, as a percentage of sales, improved by approximately 270 basis points for both the thirteen and thirty-nine weeks ended October 28, 2000, to 30.7 percent and 29.5 percent, respectively, as compared with the corresponding prior-year periods. These increases in 2000 reflect reduced occupancy, buying costs and markdowns as a percentage of sales along with improved purchasing. Excluding the inventory markdowns of $12 million in the second quarter of 1999 associated with the Registrant's restructuring plan to exit eight non-core businesses, gross margin increased by approximately 230 basis points for the thirty-nine weeks ended October 28, 2000.

         Selling, general and administrative expenses ("SG&A") of $264 million increased by approximately 120 basis points to 22.8 percent of sales in the third quarter of 2000 as compared with 21.6 percent in the corresponding prior-year period. SG&A of $763 million for the thirty-nine weeks ended October 28, 2000, increased slightly to 23.1 percent of sales as compared with 22.8 percent for the 1999 year-to-date period. These increases reflect increased compensation and marketing costs in 2000 as compared with a year earlier, offset in part, by a reduced and more efficient store base. For the thirty-nine weeks ended October 28, 2000, SG&A also included Internet costs of approximately $16 million primarily related to website strategic development and marketing.

         Depreciation and amortization expense of $40 million and $121 million for the thirteen and thirty-nine weeks ended October 28, 2000 decreased by 14.9 percent and 12.3 percent, respectively, as compared with the corresponding prior-year periods. These decreases reflect the reduction in depreciable assets as a result of the disposal of businesses and stores in 1999 and more focused capital expenditure programs in 2000 and 1999, as compared with prior years.

         Interest expense, net decreased by $9 million and by $22 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, as compared with the corresponding prior-year periods. These decreases reflect reduced short-term interest expense related to lower average short-term borrowing levels, offset in part by higher short-term interest rates, and reduced long-term interest expense resulting from the repayment of the $200 million 7.0 percent debentures. Interest income, primarily related to income tax settlements and refunds of $8 million, for the thirty-nine weeks ended October 28, 2000 increased by $2 million compared with the corresponding period in 1999.

         Other income of $16 million for the thirty-nine weeks ended October 28, 2000 included corporate real estate gains of $10 million related to property sales and a $6 million gain associated with the demutualization of the Metropolitan Life Insurance Company. This compared with $36 million for the thirty-nine weeks ended October 30, 1999 primarily related to property sales.

         The Registrant reported net income for the thirteen and thirty-nine weeks ended October 28, 2000 of $25 million and $49 million, respectively, or $0.18 and $0.35 per diluted share. The Registrant reported net income of $8 million or $0.06 per diluted share and a net loss of $25 million or $0.18 per diluted share for the quarter and year-to-date periods ended October 30, 1999, respectively. The thirty-nine weeks ended October 30, 1999 included income from discontinued operations of $10 million after-tax, or $0.07 per diluted share and income from the cumulative effect of an accounting change of $8 million after-tax, or $0.06 per diluted share.

STORE COUNT

         The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the thirty-nine weeks ended October 28, 2000, the Registrant remodeled or relocated 75 stores. 239 of the 415 stores closed during the thirty-nine weeks ended October 28, 2000 related to the 1999 accelerated store-closing program and 34 closures reflected the amalgamation of the Northern Traditions and Northern Reflections formats in the second quarter of 2000. An additional 39 under-performing stores related to the accelerated store-closing program will be closed within twelve months, of which 36 are included in the Global Athletic Group at October 28, 2000.

                                                                       Jan. 29,                        Oct. 28,   Oct. 30,
                                                                         2000     Opened     Closed      2000       1999
                                                                         ----     ------     ------      ----       ----
   Global Athletic Group..............................................  3,693        18         96       3,615     3,703
   Northern Group.....................................................    836        11        148         699       844
   Disposed and held for disposal.....................................    345         2        171         176     1,356
                                                                       ------    ------        ---      ------     -----
      Total...........................................................  4,874        31        415       4,490     5,903
                                                                       ------    ------        ---      ------     -----

SALES

         The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.

(in millions)                                                   Thirteen weeks ended              Thirty-nine weeks ended
                                                           -------------------------------    --------------------------------
                                                           Oct. 28, 2000    Oct. 30, 1999     Oct. 28, 2000     Oct. 30, 1999
                                                           -------------    -------------     -------------     -------------
Global Athletic Group:
   Retail Stores........................................   $         988    $         917     $       2,849     $       2,606
   Direct to Customers..................................              67               53               171               139
                                                           -------------    -------------     -------------     -------------
                                                                   1,055              970             3,020             2,745

Northern Group..........................................              82               92               225               241
Disposed and held for disposal..........................              23              116                64               334
                                                           -------------    -------------     -------------     -------------
Total sales                                                $       1,160    $       1,178     $       3,309     $       3,320
                                                           =============    =============     =============     =============

         Global Athletic Group sales increased by 8.8 percent and by 10.0 percent for the 2000 third quarter and year-to-date periods as compared with the corresponding prior-year periods, reflecting comparable-store sales increases of
11.2 percent and 12.1 percent, respectively. Sales from retail store formats increased by 7.7 percent and by 9.3 percent, respectively, reflecting stronger sales performance in all formats. Footwear continued to drive the sales growth across all formats, particularly in the high-end athletic footwear lines such as the Nike Tuned Air running shoe and the Adidas SL basketball and running shoes. Private label apparel at the Foot Locker and Lady Foot Locker formats, in particular the introduction of micro-fiber fleece products at Lady Foot Locker, has contributed to incremental sales.

         Direct to Customers sales increased by 26.4 percent and by 23.0 percent for the thirteen and thirty-nine weeks ended October 28, 2000 as compared with the corresponding prior-year periods. Catalog sales increased by 8.0 percent to $54 million in the third quarter of 2000 and by 6.8 percent to $142 million for the year-to-date period. Internet sales of $13 million and $29 million, excluding freight, for the thirteen and thirty-nine weeks ended October 28, 2000, increased by $10 million and $23 million, respectively, as compared with the corresponding periods in 1999.

         Excluding the impact of foreign currency fluctuations, Northern Group sales declined by 10.6 percent for the third quarter of 2000 and by 6.7 percent for the year-to-date period. These declines primarily reflect the impact of operating 111 fewer stores in the United States and Canada in 2000. Comparable-store sales decreased by 2.7 percent for the third quarter and were essentially flat for the year-to-date period. As part of the ongoing reorganization at the Northern Group, the former Northern Traditions stores were combined with the Northern Reflections format resulting in an overall reduction of 34 stores.

OPERATING RESULTS

         Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.

 (in millions)                                                   Thirteen weeks ended              Thirty-nine weeks ended
                                                              ---------------------------       -----------------------------
                                                               Oct. 28,         Oct. 30,          Oct. 28,          Oct. 30,
                                                                 2000              1999             2000               1999
                                                              ---------         ---------       ----------          ---------
Global Athletic Group:
   Retail Stores........................................      $      74         $      39       $      188          $      80
   Direct to Customers..................................              3                 -               (5)                 3
                                                              ---------         ---------       ----------          ---------
                                                                     77                39              183                 83
Northern Group..........................................             (4)                4              (16)               (11)
Disposed and held for disposal..........................             (2)               (8)             (15)               (32)
Restructuring charges...................................             (4)               (3)              (9)               (67)
                                                              ---------         ---------       ----------          ---------

Total operating profit (loss)...........................      $      67         $      32       $      143          $     (27)
                                                              =========         =========       ==========          =========


         The Global Athletic Group's operating profit of $77 million for the third quarter of 2000 almost doubled as compared with $39 million for the corresponding prior-year period and increased by $100 million for the 2000 year-to-date period. These significantly improved profitability levels were largely driven by the Retail Stores business. Operating profit increases of $35 million and $108 million from retail stores for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, reflected improved sales and gross margin rate performances in all athletic formats, in a somewhat less promotional environment. In addition, the Direct to Customers business contributed to the improved performance in the third quarter of 2000, reporting an operating profit of $3 million. Direct to Customers operating results for the thirteen and thirty-nine weeks ended October 28, 2000 included increased Internet strategic development and marketing costs of approximately $4 million and $15 million, respectively.

         The Northern Group's operating results declined by $8 million and by $5 million, respectively, for the third quarter and year-to-date periods in 2000. A new merchandise strategy was initiated in Northern Reflections during the third quarter of 2000, targeting a younger customer base, as part of the ongoing reorganization of the Northern Group. The initial sales results from this strategy were disappointing, as comparable-store sales for this period declined by 2.7 percent. Third quarter results also reflect higher markdown activity to promote the new product, as well as clear old inventory. If this new merchandise strategy is not successful, the Registrant may need to take additional steps, as yet not determined, with regard to the Northern Group.

         Restructuring charges of $3 million and $67 million for the thirteen and thirty-nine weeks ended October 30, 1999 relate to the disposal of the non-core businesses named in the 1999 restructuring program. The remaining businesses in the program incurred operating losses of $2 million and $15 million in the 2000 third quarter and year-to-date periods, respectively. Related to the disposition of these remaining businesses in 2000, the Registrant recorded a $4 million charge in the third quarter and a net charge of $6 million for the year-to-date period. In addition, the second quarter of 2000 also included an additional restructuring charge of $3 million related to the 1999 accelerated store-closing program.

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

         Operating activities of continuing operations reduced cash by $54 million for the thirty-nine weeks ended October 28, 2000, as compared with $59 million in the corresponding prior-year period. These amounts reflect the income
(loss) from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The cash flow from operations in 2000 was essentially unchanged from 1999 as the inflow from the Registrant's improved operating performance was offset by the outflow for merchandise inventories associated with the increased sales volume. Merchandise inventories, excluding businesses disposed and held for disposal, of $922 million at October 28, 2000 increased by $65 million from $857 million at October 30, 1999 in anticipation of strong fourth quarter sales. Included in cash flow from operations for the thirty-nine weeks ended October 28, 2000 were cash payments of $56 million primarily related to the 1999 restructuring program.

         Net cash used in investing activities of continuing operations was $55 million and $93 million for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Capital expenditures of $69 million for the thirty-nine weeks ended October 28, 2000 primarily related to store remodelings as compared with $122 million for the corresponding prior-year period. Planned capital expenditures of $110 million for 2000 include expenditures for new store openings, remodeling of existing stores, management information systems, logistics and other support facilities. Cash proceeds from real estate disposition activities contributed $7 million in 2000 as compared with $29 million in 1999, reflecting the sale of eleven properties. In the second quarter of 2000, the Registrant received $7 million in cash as a result of the demutualizaton of the Metropolitan Life Insurance Company.

         Financing activities for the Registrant's continuing operations utilized cash of $30 million for the thirty-nine weeks ended October 28, 2000 compared to cash provided by financing activities of $56 million for the corresponding prior-year period. Outstanding borrowings under the Registrant's revolving credit agreement were $140 million and $300 million at October 28, 2000 and October 30, 1999, respectively, and have been classified as short-term debt. The total facility at October 28, 2000 was $300 million. During the first quarter of 2000, the Registrant purchased $12 million of its $200 million 7.0 percent debentures and an additional $1 million on May 10, 2000. On June 1, 2000, the remaining balance of $87 million was repaid with restricted cash funds set aside on February 15, 2000, as required by the revolving credit agreement. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies.

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

         The Registrant has reviewed the impact of the euro conversion on its information systems, accounting systems, vendor payments and human resources, and the necessary modifications, if any, are substantially in place. Plans to upgrade or modify the point of sale hardware and software are in progress and will be executed throughout the remainder of 2000 and 2001.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, economic conditions worldwide, the ability of the Registrant to execute its business plans effectively with regard to each of its operating units, and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the euro issue. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 18 through 19. The exhibits which are in this report immediately follow the index.

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated August 17, 2000 (date of earliest event reported) reporting operating results for the second quarter ended July 29, 2000.

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



                                                                                VENATOR GROUP, INC.
                                                                                -------------------
                                                                                (Registrant)





Date: December 12, 2000
                                                                                /s/ Bruce Hartman
                                                                                -------------------
                                                                                BRUCE HARTMAN
                                                                                Senior Vice President
                                                                                and Chief Financial Officer

                               VENATOR GROUP, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                                 Description
   -----------------                                 -----------
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

Exhibit No. in Item 601
   of Regulation S-K                                 Description
   -----------------                                 -----------
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

         4.5                                         Form of 8 % Debentures due 2022 (incorporated herein by reference to
                                                     Exhibit 4 to the Registrant's Form 8-K dated January 16, 1992).

         4.6                                         Distribution Agreement dated July 13, 1995 and Forms of Fixed Rate and
                                                     Floating Rate Notes (incorporated herein by reference to Exhibits 1,
                                                     4.1 and 4.2, respectively, to the Registrant's Form 8-K dated July 13,
                                                     1995).

         12                                          Computation of Ratio of Earnings to Fixed Charges.

         15                                          Letter re:  Unaudited Interim Financial Statements.

         27.1                                        Financial Data Schedule - October 28, 2000 (which is submitted electronically to the SEC for information only and not filed).

         27.2                                        Restated Financial Data Schedule - October 30, 1999 (which is submitted electronically to the SEC for information only and not filed).

         99                                          Independent Accountants' Review Report.

Exhibits filed with this Form 10-Q:


     Exhibit No.                                     Description
     -----------                                     -----------
         12                                          Computation of Ratio of Earnings to Fixed Charges.

         15                                          Letter re: Unaudited Interim Financial Statements.

         27.1                                        Financial Data Schedule - October 28, 2000.

         27.2                                        Restated Financial Data Schedule - October 30, 1999.

         99                                          Independent Accountants' Review Report.