Form 10-K405
period 2001-02-03
VENATOR GROUP INC
filed 2001-04-23
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                         COMMISSION FILE NUMBER 1-10299

                              VENATOR GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                        13-3513936
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO
                                             ---      ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         See pages 11 through 14 for Index of Exhibits.

         Number of shares of Common Stock outstanding at April 16, 2001:
138,586,953

         Aggregate market value of voting stock held by non-affiliates at April 16, 2001: 1,391,458,941*

* For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at April 16, 2001, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders, pages 18 to 48 (the "Annual Report") for the fiscal year ended February 3, 2001: Parts I, II and III.

2. The Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the 2001 annual meeting of shareholders:
         Part III.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Venator Group, Inc. (the "Registrant"), incorporated under the laws of the State of New York in 1989, is a leading global retailer operating 3,752 primarily mall-based stores in North America, Europe and Australia. Since the Registrant's establishment in 1879, the Registrant has evolved from a company with a strong heritage in general merchandise retailing into a specialty retailer, principally of athletic footwear and apparel. The Registrant now operates one business segment, the Global Athletic Group. In 2000, the Registrant discontinued its Northern Group segment, and accordingly, prior year financial information has been restated. The Global Athletic Group operates retail stores, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports, and also includes the Registrant's Footlocker.com subsidiary, which sells directly to customers through its affiliates. The remaining businesses included in the "All Other" category were either disposed or held for disposal as of February 3, 2001. The following table indicates the sales and percent of total sales generated by each of the businesses in 2000:


                  Business                 Sales            Percent of Total Sales
                  --------                 -----            ----------------------
                                      ($ in millions)
        Global Athletic Group:
             Retail Stores             $  3,954                       91%
             Direct to Customers            279                        6
                                       --------                    -----
                                          4,233                       97
        All Other                           123                        3
                                         ------                    -----
        Total                          $  4,356                      100%
                                         ======                    =====

         The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 38 of the Registrant's Annual Report to Shareholders ("Annual Report") for the fiscal year ended February 3, 2001 and is incorporated herein by reference.

                                            AT JANUARY 29,                  CLOSED/       AT FEBRUARY 3,
STORE PROFILE                                  2000           OPENED        DISPOSED          2001
-------------                               -------------     ------        --------      --------------
Foot Locker                                    1,994            25             83            1,936
Lady Foot Locker                                 690             2             30              662
Kids Foot Locker                                 403             1              6              398
Foot Locker Outlets                                7            --              7             --
Champs Sports                                    616            --             30              586
                                               -----            --            ---            -----
TOTAL GLOBAL ATHLETIC GROUP                    3,710            28            156            3,582
                                               -----            --            ---            -----

The San Francisco Music Box Company              162             2             10              154
Randy River                                       60            --             60             --
Food Services                                     21            --              5               16
                                               -----            --            ---            -----
TOTAL ALL OTHER                                  243             2             75              170
                                               -----            --            ---            -----
   TOTAL CONTINUING OPERATIONS                 3,953            30            231            3,752
                                               -----            --            ---            -----
   DISCONTINUED OPERATIONS (a)                   921            11            238              694
                                               -----            --            ---            -----
   TOTAL                                       4,874            41            469            4,446
                                               =====            ==            ===            =====



(a)      Discontinued operations represents the Northern Group.

The service marks and trademarks appearing on this page and elsewhere in this report (except for Burger King and NFL) are owned by Venator Group, Inc. or its subsidiaries.

Global Athletic Group

        The Global Athletic Group operates 3,582 stores in North America, Europe and Australia under the Foot Locker format, in the United States under the Lady Foot Locker and Kids Foot Locker formats and in North America under the Champs Sports format. In addition to retail stores, the Global Athletic Group includes the Registrant's Footlocker.com subsidiary, which sells, through its affiliates, to customers via catalogs and Internet websites. The Registrant believes that its portfolio strategy is unique in the athletic industry, with specialized retail formats and Internet websites targeted specifically to the men's, women's and children's segments of the market, allowing the Registrant to tailor their merchandise and service offerings more effectively to its target customers.

        The following is a brief description of the Global Athletic Group's key operating businesses:

        Retail Stores

               Foot Locker - Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired technical and performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 1,936 stores are located in 14 countries including 1,453 in the United States and Puerto Rico, 129 in Canada, 289 in Europe and 65 in Australia. The domestic stores have an average of 2,300 selling square feet and the international stores have an average of 1,600 selling square feet.

               Lady Foot Locker - Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 662 stores are located in the United States and Puerto Rico and have an average of 1,300 selling square feet.

               Kids Foot Locker - Kids Foot Locker is a national children's athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 398 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

               Champs Sports - Champs Sports is, after Foot Locker, the second largest mall-based sporting goods retailer, selling both branded and private label sporting goods. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 586 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 4,000 selling square feet.

        Direct to Customers

               Footlocker.com - Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and licensed private-label merchandise in the United States and provides the Registrant's six full-service e-commerce sites access to an integrated fulfillment and distribution system. The Registrant has an agreement in place with the National Football League as its official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. Footlocker.com designs, merchandises and fulfills the NFL's official catalog (NFL Shop) and the e-commerce site linked to www.NFL.com.

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

        For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 7 to the Consolidated Financial Statements on page 38 of the Annual Report. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 and 22 of the Annual Report, which is incorporated herein by reference.

EMPLOYEES

        The Registrant and its consolidated subsidiaries had 16,846 full-time and 31,969 part-time employees at February 3, 2001. The Registrant considers employee relations to be satisfactory.

COMPETITION

        The retailing business is highly competitive. Competition is based upon such factors as price, quality, selection of merchandise, reputation, store location, advertising and customer service.

MERCHANDISE PURCHASES

        The Registrant and its consolidated subsidiaries purchase merchandise from hundreds of vendors worldwide. The Registrant purchased approximately 49 percent of its 2000 merchandise from one major vendor and approximately 71 percent from its top five vendors. The Registrant considers vendor relations to be satisfactory.

        The Registrant's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Registrant emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

ITEM 2.  PROPERTIES

        The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores, factories and administrative and distribution facilities. Total selling area at the end of the year was approximately 8.1 million square feet, of which approximately 7.9 million square feet pertained to the Global Athletic Group segment. These properties are primarily located in the United States, Canada and Europe.

        During the year, the Registrant operated five distribution centers, of which two were owned and three were leased, occupying an aggregate of 2.04 million square feet. The Registrant expects to operate three distribution centers in 2001 to service its ongoing operations, two of which are located in the United States, and one in Europe. Each of the distribution centers serves major regions. The Registrant also has three additional distribution centers that were leased and sublet, occupying 1.1 million square feet.

          Refer to footnote 10 on page 39 of the Annual Report for additional information regarding the Registrant's and its consolidated subsidiaries' properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 3, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Executive Officers of the Registrant, as of April 16, 2001, is set forth below:

Chairman of the Board and Director                                      J. Carter Bacot
President and Chief Executive Officer and Director                      Matthew D. Serra
Senior Vice President, General Counsel and Secretary                    Gary M. Bahler
Senior Vice President--Real Estate                                      Jeffrey L. Berk
Senior Vice President--Human Resources and Logistics                    Dennis M. Lee
Senior Vice President and Chief Financial Officer                       Bruce L. Hartman
Vice President and Treasurer                                            John H. Cannon
Vice President and Chief Accounting Officer                             Robert W. McHugh


        J. Carter Bacot, age 68, has served as the non-executive Chairman of the Board since March 4, 2001 and as a director of the Registrant since 1993. He was Chairman of the Board of The Bank of New York Company, Inc. (bank holding company) and The Bank of New York, its wholly owned subsidiary, from 1982 to February 7, 1998, and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York from 1982 to July 1, 1997.

        Matthew D. Serra, age 56, has served as President since April 12, 2000 and Chief Executive Officer since March 4, 2001. He served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000. He previously served as Chairman and Chief Executive Officer of Sterns, a division of Federated Department Stores, Inc., from March 1993 to September 1998.

        Gary M. Bahler, age 49, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990. He served as Vice President from February 1993 to August 1998.

        Jeffrey L. Berk, age 45, has served as Senior Vice President-Real Estate since February 2000 and President of Venator Group Realty, North America from January 1997 to February 2000. He previously served as Vice President-Real Estate for Barnes & Noble, Inc. since 1994.

        Dennis M. Lee, age 51, has served as Senior Vice President-Human Resources and Logistics since August 9, 2000. He joined the Registrant in July 1999 as the Senior Vice President-Human Resources. He previously served as Executive Vice President-Human Resources and Merchandise Distribution and Replenishment of Caldor Corp. ("Caldor"), a retail company, from October 1995 to January 1999. He also served as Senior Vice President-Human Resources of Caldor from 1988 to 1995.

        Bruce L. Hartman, age 47, has served as Senior Vice President and Chief Financial Officer since February 1999. Mr. Hartman served as Vice President-Corporate Shared Services from September 1998 to February 1999 and as Vice President and Controller from November 1996 to September 1998. He served as the Chief Financial Officer of various divisions of the May Department Stores Company from March 1993 to October 1996.

        John H. Cannon, age 59, has served as Vice President and Treasurer since October 1983.

        Robert W. McHugh, age 42, has served as Vice President and Chief Accounting Officer since January 2000 and Vice President-Taxation from November 1997 to January 2000. He previously served as a partner at KPMG LLP from July 1990 to October 1997.

        There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Information related to the market for the Registrant's common stock on pages 44 to 46 of the Annual Report under the sections captioned, "Stock Plans," "Restricted Stock," "Shareholder Rights Plan" and "Shareholder Information and Market Prices (Unaudited)" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The Five Year Summary of Selected Financial Data on page 48 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 25 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Derivatives

               Derivative financial instruments are used by the Registrant to manage its market risk exposure to interest rates and foreign currency exchange rate fluctuations. The Registrant, as a matter of policy, does not hold derivative financial instruments for trading or speculative purposes.

        Interest Rates

               The Registrant's major exposure to market risk is changes in interest rates, primarily in the United States. There is no cash flow exposure to rate changes for long-term debt obligations, which are fixed rate liabilities, denominated in U.S. dollars. Short-term debt obligations reflect variable interest rate borrowings under the Registrant's revolving credit agreement. There were no short-term borrowings outstanding as of February 3, 2001. Interest rate swaps have been utilized by the Registrant to minimize its exposure to interest rate fluctuations. There were no swap agreements in effect at February 3, 2001 or January 29, 2000. The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates of the Registrant's long-term debt obligations.

                                                                                                             JANUARY 29,
        (IN MILLIONS)                           2001     2002    2003    2004    2005   THEREAFTER   TOTAL     2000
        -----------------------------------------------------------------------------------------------------------------
        Long-term debt                         $   49        38     --      --      --       146       $233       $311
        Fixed rate
        Weighted-average interest rate           8.09%     8.31%    8.50%   8.50%   8.50%   8.50%


        Foreign Currency Exchange Rates

               The Registrant's international operations purchase significant levels of inventory primarily in U.S. dollars and in euros. In order to minimize the impact of foreign currency fluctuations on its results of operations, the Registrant hedges the future cash flows arising from inventory purchases, through forward foreign currency exchange and option contracts. The Registrant also enters into forward contracts to reduce its exposure to foreign currency risk associated with intercompany cash flow transactions. All instruments mature within twelve months. Foreign currency exchange gains and losses did not have a material impact on the Registrant's results of operations in 2000.

               The table below presents the notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at February 3, 2001.


                                                 CONTRACT VALUE      WEIGHTED-AVERAGE
                                                 (US IN MILLIONS)      EXCHANGE RATE
                                                 ----------------      -------------
        INVENTORY
               Buy euro/ Sell British pound          $23                 0.5887
               Buy $US/Sell euro                       3                 0.9536
                                                     ---
                                                     $26
                                                     ===
        INTERCOMPANY
               Buy German mark /Sell $US             $15                 0.4495
               Buy euro/Sell British pound            11                 0.6407
               Buy $US/Sell euro                       7                 0.9412
                                                     ---
                                                     $33
                                                     ===

               In addition, option contracts to sell euros, with a contract value totaling $15 million, were outstanding as of February 3, 2001, to hedge future cash flows related to the purchase of U.S. inventory.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         a)       Consolidated Financial Statements

         The following, included in the Annual Report, are incorporated herein by reference:

                                                                                         Page(s) in
                                                                                        Annual Report
                                                                                        -------------
          Independent Auditors' Report                                                       26
          Consolidated Statements of Operations - Years ended February 3, 2001,
              January 29, 2000 and January 30, 1999                                          27
          Consolidated Statements of Comprehensive Income (Loss) - Years ended
              February 3, 2001, January 29, 2000 and January 30, 1999                        27
          Consolidated Balance Sheets - As of February 3, 2001 and January 29, 2000          28
          Consolidated Statements of Shareholders' Equity - Years ended
              February 3, 2001, January 29, 2000 and January 30, 1999                        29
          Consolidated Statements of Cash Flows - Years ended February 3, 2001,
              January 29, 2000 and January 30, 1999                                          30
          Notes to Consolidated Financial Statements                                       31-47

         b)       Supplementary Data

         Quarterly Results on page 47 of the Annual Report is incorporated herein by reference.

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

         (b) Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated November 16, 2000 (date of earliest event reported) reporting sales and earnings for the third quarter ended October 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VENATOR GROUP, INC.

                                              By: /s/  MATTHEW D. SERRA
                                                  ----------------------
                                                   Matthew D. Serra
                                                     President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 23, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

    /s/  MATTHEW D. SERRA                      /s/  BRUCE L. HARTMAN
    ---------------------                      ---------------------
      Matthew D. Serra                           Bruce L. Hartman
        President and                        Senior Vice President and
   Chief Executive Officer                    Chief Financial Officer

    /s/  ROBERT W. MCHUGH
   -----------------------
      Robert W. McHugh
     Vice President and
  Chief Accounting Officer
       s/  J. CARTER BACOT                       /s/  DAVID Y. SCHWARTZ
       -------------------                      -----------------------
         J. Carter Bacot                           David Y. Schwartz
    Chairman of the Board and                          Director
            Director

       /s/  PURDY CRAWFORD                   /s/  CHRISTOPHER A. SINCLAIR
       -------------------                   ----------------------------
         Purdy Crawford                         Christopher A. Sinclair
            Director                                   Director

    /s/  PHILIP H. GEIER JR.                      /s/  CHERYL TURPIN
    ------------------------                      ------------------
       Philip H. Geier Jr.                           Cheryl Turpin
            Director                                   Director

    /s/  JAROBIN GILBERT JR.                       s/  DONA D. YOUNG
    ------------------------                       -----------------
       Jarobin Gilbert Jr.                           Dona D. Young
            Director                                   Director

      /s/  JAMES E. PRESTON
      ----------------------
        James E. Preston
            Director

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

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K       DESCRIPTION
--------------       -----------
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

10.5                 Amendment to the Venator Group 1998 Stock Option and Award
                     Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed with the SEC on September
                     7, 2000 (the "July 29, 2000 10-Q)).

10.6 Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August
                     7, 1989 (Registration No. 1-10299) (the "8-B Registration
                     Statement")).

10.7                 Amendments to the Executive Supplemental Retirement Plan
                     (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 10-K).

10.8                 Amendment to the Executive Supplemental Retirement Plan
                     (incorporated herein by reference to Exhibit 10(d)(ii) to the 1995 10-K).

10.9 Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e) to the 1995 10-K).

10.10 Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(f) to the 1995 10-K).

10.11                Annual Incentive Compensation Plan, as amended
                     (incorporated herein by reference to Exhibit 10.3 to the July 29, 2000 10-Q).

10.12 Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B
                     Registration Statement).

10.13                Venator Group Voluntary Deferred Compensation Plan
                     (incorporated herein by reference to Exhibit 10(i) to the 1995 10-K).

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K       DESCRIPTION
--------------       -----------
10.14                Venator Group Directors Stock Option Plan (incorporated
                     herein by reference to Exhibit 10.1 to the July 29, 2000
                     10-Q).

10.15                Trust Agreement dated as of November 12, 1987, between F.W.
                     Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.16                Venator Group Directors' Retirement Plan, as amended
                     (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.17                Amendments to the Venator Group Directors' Retirement Plan
                     (incorporated herein by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed with the SEC on December 11,
                     1995 (the "October 28, 1995 10-Q")).

10.18                Employment Agreement with Dale W. Hilpert dated as of
                     August 16, 1999 (incorporated herein by reference to Exhibit 10.2 to the October 30, 1999 10-Q).

10.19                Employment Agreement with Matthew D. Serra dated as of
                     February 9, 2000 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                     10-Q for the period ended April 29, 2000, filed with the SEC on June 12, 2000).

10.20 Venator Group Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's
                     Quarterly Report on Form 10-Q for the period ended October
                     31, 1998 (the "October 31, 1998 10-Q").

10.21 Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant's
                     Annual Report on Form 10-K for the year ended January 29,
                     2000 (the "1999 10-K")).

10.22 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 10-K).

10.23 Venator Group, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant's
                     October 28, 1995 10-Q).

10.24 Venator Group, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 10-K).

10.25 Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the 1998 10-K).

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K       DESCRIPTION
--------------       -----------
10.26                Second Amended and Restated Credit Agreement dated as of
                     April 9, 1997 and amended and restated as of March 19, 1999
                     (incorporated herein by reference to Exhibit 10.34 to the
                     1998 10-K).

10.27                Letter of Credit Agreement dated as of March 19, 1999
                     (incorporated herein by reference to Exhibit 10.35 to the 1998 10-K).

11                   *

12                   Computation of Ratio of Earnings to Fixed Charges.

13                   2000 Annual Report to Shareholders.

15                   *

16                   *

17                   *

18 Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 10-K).

19                   *

20                   *

21                   Subsidiaries of the Registrant.

22                   *

23                   Consent of Independent Auditors.

24                   *

25                   *

26                   *

99                   *


*  Not applicable

Exhibits filed with Form 10-K:

Exhibits No.

12                   Computation of Ratio of Earnings to Fixed Charges.

13                   2000 Annual Report to Shareholders.

21                   Subsidiaries of the Registrant.

23                   Consent of Independent Auditors.