Form 10-Q
period 2001-05-05
VENATOR GROUP INC
filed 2001-06-13
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended May 5, 2001



Commission file no. 1-10299



                               VENATOR GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


            New York                                                 13-3513936
---------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
          or organization)


112 W. 34th Street, New York, New York                               10120
--------------------------------------                           -------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number:  (212) 720-3700
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X      NO
                                          ----        ----



Number of shares of Common Stock outstanding at June 1, 2001: 139,471,607
                                                              -----------

                               VENATOR GROUP, INC.
                               -------------------

                                TABLE OF CONTENTS



                                                                                           Page No.
Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets ............................          1

                    Condensed Consolidated Statements
                         of Operations ...............................................          2

                    Condensed Consolidated Statements
                         of Comprehensive Income (Loss) ..............................          3

                    Condensed Consolidated Statements
                         of Cash Flows ...............................................          4

                    Notes to Condensed Consolidated
                         Financial Statements ........................................       5-10

          Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ...............      10-13


Part II.  Other Information

          Item 1.   Legal Proceedings ................................................         14

          Item 6.   Exhibits and Reports on Form 8-K .................................         14

                    Signature ........................................................         15

                    Index to Exhibits ................................................      16-18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VENATOR GROUP, INC.
                               -------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (in millions, except shares)

                                                                                            May 5,        April 29,      February 3,
                                                                                             2001           2000             2001
                                                                                         -----------     -----------     ---------
                                                                                         (Unaudited)     (Unaudited)     (Audited)

                                     ASSETS
Current assets
   Cash and cash equivalents .......................................................        $    29         $    54         $   109
   Restricted cash .................................................................           --                90            --
   Merchandise inventories .........................................................            786             731             730
   Assets held for disposal ........................................................             32              46              31
   Net assets of discontinued operations ...........................................             58              56              37
   Other current assets ............................................................            113             118              93
                                                                                            -------         -------         -------
                                                                                              1,018           1,095           1,000
Property and equipment, net ........................................................            656             729             684
Deferred taxes .....................................................................            236             316             234
Goodwill, net ......................................................................            141             149             143
Other assets .......................................................................            169             143             171
                                                                                            -------         -------         -------
                                                                                            $ 2,220         $ 2,432         $ 2,232
                                                                                            =======         =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt .................................................................        $  --           $   101         $  --
   Accounts payable ................................................................            280             237             264
   Accrued liabilities .............................................................            196             216             222
   Current portion of repositioning and restructuring reserves .....................             11              34              13
   Current portion of reserve for discontinued operations ..........................             55              23              76
   Current portion of long-term debt and obligations
     under capital leases ..........................................................             54              93              54
                                                                                            -------         -------         -------
                                                                                                596             704             629
Long-term debt and obligations
   under capital leases ............................................................            258             312             259
Other liabilities ..................................................................            318             275             331
Shareholders' equity
   Common stock and paid-in capital: 139,231,072;
     137,841,865 and 138,690,560 shares, issued respectively .......................            354             341             351
   Retained earnings ...............................................................            742             959             705
   Accumulated other comprehensive loss ............................................            (47)           (157)            (41)
   Less: Treasury stock at cost: 214,625; 261,667 and 199,625
     shares, respectively ..........................................................             (1)             (2)             (2)
                                                                                            -------         -------         -------
Total shareholders' equity .........................................................          1,048           1,141           1,013
                                                                                            -------         -------         -------
                                                                                            $ 2,220         $ 2,432         $ 2,232
                                                                                            =======         =======         =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                                                             Thirteen weeks ended
                                                                                                           -------------------------
                                                                                                            May 5,         April 29,
                                                                                                             2001             2000
                                                                                                           -------          -------
Sales ...........................................................................................          $ 1,072          $ 1,044

Costs and Expenses
  Cost of sales .................................................................................              746              733
  Selling, general and administrative expenses ..................................................              231              238
  Depreciation and amortization .................................................................               38               37
  Interest expense, net .........................................................................                4                8
  Other income ..................................................................................             --                (10)
                                                                                                           -------          -------
                                                                                                             1,019            1,006
                                                                                                           -------          -------

Income from continuing operations before income taxes ...........................................               53               38
Income tax expense ..............................................................................               21               15
                                                                                                           -------          -------
Income from continuing operations ...............................................................               32               23

Loss from discontinued operations, net of income tax benefit of $6 ..............................             --                 (9)

Income on disposal of discontinued operations, net of income tax benefit of $5 ..................                5             --

Cumulative effect of accounting change, net of income tax benefit of $1 .........................             --                 (1)
                                                                                                           -------          -------
Net income ......................................................................................          $    37          $    13
                                                                                                           =======          =======

Basic earnings per share:
     Income from continuing operations ..........................................................          $  0.23          $  0.17
     Income (loss) from discontinued operations .................................................             0.04            (0.06)
     Cumulative effect of accounting change .....................................................             --              (0.01)
                                                                                                           -------          -------
     Net income .................................................................................          $  0.27          $  0.10
                                                                                                           =======          =======
     Weighted-average common shares outstanding .................................................            138.6            137.6

Diluted earnings per share:
     Income from continuing operations ..........................................................          $  0.23          $  0.17
     Income (loss) from discontinued operations .................................................             0.04            (0.06)
     Cumulative effect of accounting change .....................................................             --              (0.01)
                                                                                                           -------          -------
     Net income .................................................................................          $  0.27          $  0.10
                                                                                                           =======          =======
     Weighted-average common shares outstanding assuming dilution ...............................            139.7            138.5

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

                                                                                                                Thirteen weeks ended
                                                                                                                --------------------
                                                                                                                  May 5,   April 29,
                                                                                                                   2001        2000
                                                                                                                  ------   ---------

Net income .................................................................................................       $ 37        $ 13

Other comprehensive income (loss), net of tax

   Foreign currency translation adjustments arising during the period ......................................         (7)        (15)

   Change in fair value of derivatives accounted for as hedges,
     net of deferred tax expense of  $- ....................................................................          1         --
                                                                                                                   ----        ----

Comprehensive income (loss) ................................................................................       $ 31        $ (2)
                                                                                                                   ====        ====


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              VENATOR GROUP, INC.
                              -------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                  (in millions)

                                                                                                              Thirteen weeks ended
                                                                                                          --------------------------
                                                                                                            May 5,        April 29,
                                                                                                             2001            2000
                                                                                                          ----------      ----------
From Operating Activities:
   Net income ......................................................................................          $  37           $  13
   Adjustments to reconcile net income to net cash used in
     operating activities of continuing operations:
     Income on disposal of discontinued operations, net of tax .....................................             (5)           --
     Loss from discontinued operations, net of tax .................................................           --                 9
     Cumulative effect of accounting change, net of tax ............................................           --                 1
     Depreciation and amortization .................................................................             38              37
     Gains on sales of assets and investments ......................................................           --                (6)
     Gains on sales of real estate .................................................................           --                (4)
     Deferred income taxes .........................................................................             (8)             (2)
     Change in assets and liabilities:
       Merchandise inventories .....................................................................            (59)            (39)
       Accounts payable and other accruals .........................................................            (20)             (7)
       Repositioning and restructuring reserves ....................................................             (3)            (16)
       Other, net ..................................................................................            (14)              7
                                                                                                              -----           -----
   Net cash used in operating activities of continuing operations ..................................            (34)             (7)
                                                                                                              -----           -----

From Investing Activities:
   Proceeds from sales of real estate ..............................................................           --                 2
   Capital expenditures ............................................................................            (12)            (17)
                                                                                                              -----           -----
   Net cash used in investing activities of continuing operations ..................................            (12)            (15)
                                                                                                              -----           -----

From Financing Activities:
   Cash restricted for repayment of long-term debt .................................................           --               (90)
   Increase in short-term debt .....................................................................           --                30
   Reduction in long-term debt and capital lease obligations .......................................             (2)            (13)
   Issuance of common stock ........................................................................              3               2
                                                                                                              -----           -----
   Net cash provided by (used in) financing activities of continuing operations ....................              1             (71)
                                                                                                              -----           -----

Net Cash used in Discontinued Operations ...........................................................            (38)            (16)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents ....................................................................              3               1
                                                                                                              -----           -----

Net change in Cash and Cash Equivalents ............................................................            (80)           (108)
Cash and Cash Equivalents at beginning of year .....................................................            109             162
                                                                                                              -----           -----
Cash and Cash Equivalents at end of interim period .................................................          $  29           $  54
                                                                                                              =====           =====

Cash paid during the period:
   Interest ........................................................................................          $   1           $   2
   Income taxes ....................................................................................          $   6           $  16

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 3, 2001, as filed with the Securities and Exchange Commission (the "SEC") on April 23, 2001. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended May 5, 2001 are not necessarily indicative of the results expected for the year. As discussed below, all financial statements have been restated to reflect the discontinuance of the Northern Group, the change in method of accounting for layaway sales and the reclassification of shipping and handling fees to revenue.

Derivative Financial Instruments

     Effective February 4, 2001, the Registrant adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument will be reported as a component of other comprehensive income (loss) and will be reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value will be recorded in earnings immediately, which may subject the Registrant to increased volatility. The adoption of SFAS No. 133 in 2001 did not have a material impact on the Registrant's consolidated earnings and reduced accumulated other comprehensive loss by approximately $1 million after-tax.

     The Registrant operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Registrant formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during the quarter ended May 5, 2001. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Registrant does not hold derivative financial instruments for trading or speculative purposes.

     The Registrant enters into contracts in order to hedge the foreign currency risk associated with third-party and intercompany forecasted transactions. The primary currencies to which the Registrant is exposed are the Euro and the British Pound. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The effective portion of gains and losses associated with other forward contracts is deferred as a component of accumulated other comprehensive loss until the underlying hedged transaction is reported in earnings. The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings.

     During the quarter ended May 5, 2001, ineffectiveness related to cash flow hedges was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

     During the quarter ended May 5, 2001, the change in accumulated comprehensive loss due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification to earnings was not material.

      During the quarter ended May 5, 2001, the Registrant recorded a loss of approximately $1 million for the changes in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange gain related to the underlying transactions.

Revenue Recognition

     In the fourth quarter of 2000, the Registrant changed its method of accounting for sales under its layaway program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective as of the beginning of the year. Under the new method, revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. The cumulative effect of the change was a $1 million after-tax charge, or $0.01 per diluted share. The impact on each of the quarters in 2000 was not material.

     Revenue was restated in the fourth quarter of 2000, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to include shipping and handling fees for all periods presented. Shipping and handling fees of $7 million were reclassified to sales from selling, general and administrative expenses for the first quarter of 2000 and the associated costs of $5 million were reclassified from selling, general and administrative expenses to cost of sales.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss comprised foreign currency translation adjustments of $48 million, $155 million, and $41 million at May 5, 2001, April 29, 2000 and February 3, 2001, respectively. As of May 5, 2001, accumulated other comprehensive loss also reflected a $1 million gain reflecting the fair value of derivatives, in accordance with the adoption of SFAS No. 133. Accumulated other comprehensive loss included a minimum pension liability adjustment of $2 million at April 29, 2000.

Discontinued Operations

     On January 23, 2001, the Registrant announced that it was exiting its 694 store Northern Group segment. The Registrant is in the process of liquidating the 324 stores in the United States and is attempting to sell the 370 stores in Canada. The Registrant recorded a charge to earnings of $252 million before-tax, or $294 million after-tax, in the fourth quarter of 2000 for the loss on disposal of the segment. Major components of the charge included expected cash outlays for lease buyouts and real estate disposition costs of $68 million, severance and personnel related costs of $23 million and operating losses and other exit costs from the measurement date through the expected date of disposal of $24 million. Non-cash charges included the realization of a $118 million currency translation loss, resulting from the movement in the Canadian dollar during the period the Registrant held its investment in the segment and asset write-offs of $19 million. The Registrant also recorded a tax benefit for the liquidation of the Northern U.S. stores of $42 million, which was offset by a valuation allowance of $84 million to reduce the deferred tax assets related to the Canadian operations to an amount that is more likely than not to be realized.

     In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. Net disposition activity of $25 million in the first quarter of 2001 included operating losses of $17 million, a $3 million interest expense allocation based on intercompany debt balances, severance of $1 million and other costs of $4 million. Of the remaining reserve balance of $90 million at May 5, 2001, $44 million is expected to be utilized within twelve months and the remaining $46 million thereafter. The net loss from discontinued operations for the thirteen weeks ended April 29, 2000, includes sales of $70 million and a $1 million interest expense allocation based on intercompany debt balances.

     In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The remaining reserve balances totaled $33 million as of May 5, 2001, $11 million of which is expected to be utilized within twelve months.

Disposition activity related to the reserves is presented below:

NORTHERN GROUP
--------------
(in millions)

                                                    Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Real estate & lease liabilities                     $ 68       $--         $ 68
Severance & personnel                                 23         (1)         22
Operating losses & other costs                        24        (24)        --
                                                   --------    -----    --------
Total                                               $115       $(25)       $ 90
                                                   ========    =====    ========

INTERNATIONAL GENERAL MERCHANDISE
---------------------------------
(in millions)

                                                    Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
The Bargain Shop!                                      $7      $ --         $7
                                                   ========    =====    ========

SPECIALTY FOOTWEAR
------------------
(in millions)

                                                    Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Real estate & lease liabilities                       $ 9        $(1)        $ 8
Operating losses & other costs                          3         --           3
                                                   --------    -----    --------
Total                                                 $12        $(1)        $11
                                                   ========    =====    ========

DOMESTIC GENERAL MERCHANDISE
----------------------------
(in millions)

                                                    Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Real estate & lease liabilities                         $16      $(2)        $14
Inventory liquidation & other costs                       2       (1)          1
                                                   --------    -----    --------
Total                                                   $18      $(3)        $15
                                                   ========    =====    ========


The following is a summary of the net assets of discontinued operations:

                                                                      INTERNATIONAL                       DOMESTIC
                                                       NORTHERN          GENERAL         SPECIALTY         GENERAL
(in millions)                                           GROUP          MERCHANDISE       FOOTWEAR        MERCHANDISE          TOTAL
-------------                                           -----          -----------       --------        -----------          -----
5/5/2001
Assets                                                   $ 77           $--                $  2               $  9             $ 88
Liabilities                                                27            --                   1                  2               30
                                                        -----          -----------       --------        -----------          -----
Net assets of discontinued operations                    $ 50           $--                $  1               $  7             $ 58
                                                        =====          ===========       ========        ===========          =====
4/29/2000
Assets                                                   $ 98           $  5               $  4               $ 11             $118
Liabilities                                                55              2                  1                  4               62
                                                        -----          -----------       --------        -----------          -----
Net assets of discontinued operations                    $ 43           $  3               $  3               $  7             $ 56
                                                        =====          ===========       ========        ===========          =====

 2/3/2001
Assets                                                   $ 64           $--                $  3               $  8             $ 75
Liabilities                                                33            --                   1                  4               38
                                                        -----          -----------       --------        -----------          -----
Net assets of discontinued operations                    $ 31           $--                $  2               $  4             $ 37
                                                        =====          ===========       ========        ===========          =====

     The Northern Group's assets comprise inventory, fixed assets and other current assets. The Northern Group's liabilities comprise accounts payable, restructuring reserves and other accrued liabilities. The assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and deferred tax assets and liabilities reflect accrued liabilities.

Restructuring Programs

1999 Restructuring

     Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program. In the second quarter of 1999, the Registrant announced its plan to sell or liquidate eight non-core businesses:
The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going to the Game!, Weekend Edition and Burger King franchises. In the fourth quarter of 1999, the Company announced a further restructuring plan, which included an accelerated store closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown.

     In the first quarter of 2000, the Registrant recorded an additional restructuring charge of $5 million related to its non-core businesses. Throughout 2000, the disposition of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game!, and Weekend Edition and the accelerated store closing programs were essentially completed. In the third quarter of 2000, management decided to continue to operate Team Edition as a manufacturing business, primarily as a result of the resurgence of the screen print business.

     In connection with the disposition of several of its non-core businesses, the Registrant reduced sales support and corporate staff by over 30 percent, reduced divisional staff and consolidated the management of Kids Foot Locker and Lady Foot Locker into one organization. As of May 5, 2001, 6 of the originally planned 400 positions have yet to be eliminated. In addition, the Registrant closed its Champs Sports distribution center in Maumelle, Arkansas and consolidated its operations with the Foot Locker facility located in Junction City, Kansas. In the first quarter of 2000, the Registrant recorded a reduction to the corporate reserve of $5 million, which related to the agreement to sublease its Maumelle distribution center and sell the associated fixed assets, which had been impaired in 1999, for proceeds of approximately $3 million.

     The remaining reserve balance at May 5, 2001 totaled $10 million, $9 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NON-CORE BUSINESSES
-------------------
(in millions)

                                                   Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Real estate                                           $ 4       $(1)         $ 3
Severance                                               2        --            2
Other disposition costs                                 3        --            3
                                                   --------    -----    --------
Total                                                 $ 9       $(1)         $ 8
                                                   ========    =====    ========

CORPORATE OVERHEAD AND LOGISTICS
--------------------------------
(in millions)

                                                   Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Severance                                              $2       $ --          $2
                                                   ========    =====    ========

TOTAL RESTRUCTURING RESERVES
----------------------------
(in millions)

                                                   Balance      Net     Balance
                                                   2/3/2001    Usage    5/5/2001
                                                   --------    -----    --------
Real estate                                           $ 4       $(1)         $ 3
Severance                                               4        --            4
Other disposition costs                                 3        --            3
                                                   --------    -----    --------
Total                                                 $11       $(1)         $10
                                                   ========    =====    ========

     Included in the consolidated results of operations are sales of $17 million and $28 million and operating losses of $3 million and $7 million for the first quarter of 2001 and 2000, respectively, for the above non-core businesses and under-performing stores, excluding Team Edition.

     Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $32 million, $46 million and $31 million, have been reclassified as assets held for disposal in the Consolidated Balance Sheets as of May 5, 2001, April 29, 2000 and February 3, 2001, respectively. The assets of Team Edition have not been reflected as assets held for disposal as of May 5, 2001 and February 3, 2001 as management has decided to retain its operations.

1993 Repositioning and 1991 Restructuring

     In the first quarter of 2001, disposition activity reduced the reserve balance by approximately $2 million. The remaining reserve balance of $4 million comprises future lease obligations of $3 million and other facilities-related costs of $1 million.

Segment Information

     Sales and operating results for the Registrant's reportable segments for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively, are presented below. Operating results reflect income from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.

 Sales:
 (in millions)                                              Thirteen weeks ended
                                                            --------------------
                                                             May 5,    April 29,
                                                              2001        2000
                                                            --------    --------
Global Athletic Group:
   Retail stores .........................................   $   977    $   962
   Direct to Customers ...................................        78         64
                                                            --------    --------
                                                               1,055      1,026
All Other (1) ............................................        17         18
                                                            --------    --------
Total sales ..............................................   $ 1,072    $ 1,044
                                                             =======    ========

Operating Results:
(in millions)                                               Thirteen weeks ended
                                                            ---------------------
                                                             May 5,    April 29,
                                                              2001        2000
                                                            --------    ---------
Global Athletic Group:
   Retail Stores .........................................   $    73    $    64
   Direct to Customers ...................................         4         (3)
                                                            --------    ---------
                                                                  77         61
All Other (1) ............................................        (3)        (9)
                                                            --------    ---------
      Operating profit ...................................        74         52
      Corporate expense, net (2) .........................        17          6
      Interest expense, net ..............................         4          8
                                                            --------    ---------
Income from continuing operations before income taxes ....   $    53    $    38
                                                            ========    =========


(1) All formats presented as "All Other" were either disposed or held for disposal at May 5, 2001. First quarter 2000 includes a restructuring charge of $5 million.

(2) First quarter 2000 includes a $5 million reduction of the 1999 restructuring charge.

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

                                                                    Thirteen weeks ended
                                                                    ---------------------
(in millions)                                                        May 5,     April 29,
                                                                      2001       2000
                                                                    -------     ---------
Weighted-average common shares outstanding .....................     138.6        137.6
Incremental common shares issuable .............................       1.1          0.9
                                                                    -------     ---------
Weighted-average common shares outstanding assuming dilution ...     139.7        138.5
                                                                    =======     =========

     Options to purchase 3.9 million shares of common stock with an exercise price greater than the average market price which were outstanding at May 5, 2001, were not included in the computation of diluted earnings per share.

Subsequent Event

     On May 30, 2001, the Registrant announced that it intends to offer, subject to market conditions, approximately $125 million of subordinated convertible notes due 2008 ($150 million if an option for an additional $25 million is exercised in full). The notes will be convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The offering closed on June 8, 2001. The net proceeds of the proposed offering will be used for working capital and general corporate purposes and to reduce reliance on bank financing. Simultaneously with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company, Foot Locker Outlets, Going To The Game!, Randy River Canada, Burger King franchises and Foot Locker Asia. As discussed in the footnotes to the Condensed Consolidated Financial Statements, the Registrant discontinued its Northern Group segment in the fourth quarter of 2000. Accordingly, prior year financial statements have been restated to present this business segment as a discontinued operation.

RESULTS OF OPERATIONS

     Sales of $1,072 million for the first quarter of 2001 increased 2.7 percent from sales of $1,044 million for the first quarter of 2000. The increase was primarily attributable to the improved sales performance of ongoing formats, offset, in part, by the reduction in sales associated with those businesses disposed and held for disposal. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 5.0 percent as compared with the corresponding prior-year period, reflecting an increase of 4.8 percent in comparable-store sales.

     Gross margin, as a percentage of sales, of 30.4 percent in the first quarter of 2001 improved slightly as compared with 29.8 percent in the corresponding prior-year period. This improvement reflects management's continued initiatives with regard to effective merchandising and promotional activity.

     Selling, general and administrative expenses ("SG&A") of $231 million decreased by approximately 130 basis points, as a percentage of sales, to 21.5 percent in the first quarter of 2001 as compared with 22.8 percent in the corresponding prior-year period. This decline reflects the operating efficiencies achieved by the ongoing store-base as a result of previous cost-cutting initiatives and restructuring programs. For the first quarter of 2000, SG&A included one-time Internet costs of approximately $4 million related to website development.

     Interest expense of $8 million for the thirteen weeks ended May 5, 2001 declined by 27.3 percent as compared with $11 million for the corresponding prior-year period. This decrease reflects both the reduction in long-term debt associated with the repayment of the $200 million 7.0 percent debentures in June 2000, and the fact that there were no short-term borrowings outstanding for the entire first quarter of 2001. Interest income amounted to $4 million and $3 million, respectively, for the thirteen weeks ended May 5, 2001 and April 29, 2000 and included intercompany interest income related to the Northern Group segment of $3 million and $1 million, respectively. The offsetting interest expense was included in the loss from discontinued operations through the measurement date for 2000 and subsequently, in 2001, was charged to the reserve for discontinued operations.

     Income from continuing operations of $32 million or $0.23 per diluted share for the thirteen weeks ended May 5, 2001, increased by 39.1 percent, or $0.06 per diluted share, as compared with the corresponding prior-year period. The Registrant recorded a tax benefit of $5 million, or $0.04 per diluted share, as a result of the implementation of tax planning strategies related to the disposal of the Northern Group segment in the first quarter of 2001. For the thirteen weeks ended April 29, 2000, the Registrant reported net income of $13 million, or $0.10 per diluted share, which included a loss from discontinued operations of $9 million, or $0.06 per diluted share, and a $1 million after-tax expense, or $0.01 per diluted share, from the cumulative effect of an accounting change.

STORE COUNT

     The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the thirteen weeks ended May 5, 2001, the Registrant remodeled or relocated 28 stores.

                                                           February 3,                                      May 5,        April 29,
                                                              2001           Opened         Closed           2001           2000
                                                             -----           ------         ------          ------        --------
Global Athletic Group ..............................         3,582              11              34           3,559           3,659
Disposed and held for disposal .....................           170              12               3             179             184
                                                             -----           -----           -----           -----           -----
   Total ...........................................         3,752              23              37           3,738           3,843
                                                             =====           =====           =====           =====           =====

SALES

     The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal.

                                                                                                   Thirteen weeks ended
                                                                                                   --------------------
(in millions)                                                                                      May 5,      April 29,
                                                                                                    2001          2000
                                                                                                   ------       ------
Global Athletic Group:
     Retail Stores ...........................................................                     $  977       $  962
     Direct to Customers .....................................................                         78           64
                                                                                                   ------       ------
                                                                                                    1,055        1,026
Disposed and held for disposal ...............................................                         17           18
                                                                                                   ------       ------
Total sales ..................................................................                     $1,072       $1,044
                                                                                                   ======       ======

     Global Athletic Group sales increased by 2.8 percent as compared with the corresponding prior-year period, reflecting a comparable-store sales increase of
4.8 percent. Sales from ongoing retail store formats increased 1.6 percent, reflecting stronger sales performance in most formats, driven predominantly by Foot Locker Europe and Champs Sports. Footwear product drove the strong sales performance, particularly new marquee and exclusive athletic footwear lines, and apparel, both branded and private label contributed to incremental sales. Direct to Customers sales increased by 21.9 percent for the thirteen weeks ended May 5, 2001 compared with the corresponding prior-year period. Internet sales more than doubled to $21 million for the first quarter of 2001 and catalog sales increased by 5.6 percent to $57 million, compared with the first quarter of 2000.

OPERATING RESULTS

     Operating results reflect income (loss) from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit (loss) by segment, after reclassification for businesses disposed and held for disposal.

                                                          Thirteen weeks ended
(in millions)                                             May 5,       April 29,
                                                           2001           2000
                                                          ------       ---------
Global Athletic Group:
     Retail Stores ...............................         $ 73           $ 66
     Direct to Customers .........................            4             (3)
                                                          ------       ---------
                                                             77             63
Disposed and held for disposal ...................           (3)            (6)
Restructuring charges ............................          --              (5)
                                                          ------       ---------
Total operating profit ...........................         $ 74           $ 52
                                                          ======       =========

     The Global Athletic Group reported an increase in operating profit of 22.2 percent to $77 million for the thirteen weeks ended May 5, 2001 as compared with $63 million for the first quarter of the corresponding prior-year period. Operating profit from ongoing retail stores for the first quarter of 2001 increased by 10.6 percent from the corresponding prior-year period. This increase reflects improved sales, gross margin rate and operating expense efficiencies, as operating profit, as a percentage of sales, increased from 6.9 percent in the first quarter of 2000 to 7.5 percent in the first quarter of 2001. Direct to Customers operating results improved from a loss of $3 million in the first quarter of 2000, which included one-time Internet development and marketing costs of approximately $4 million, to a profit of $4 million in the first quarter of 2001.

     In the first quarter of 2000, a further restructuring charge of $5 million was recorded related to the disposition of the remaining businesses in the 1999 restructuring program.

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement and proceeds from the sale of non-strategic assets. As noted below, on June 8, 2001, the Registrant also raised at least $125 million in cash through the issuance of subordinated convertible notes. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

     Net cash used in operating activities of continuing operations increased to $34 million for the thirteen weeks ended May 5, 2001, as compared with $7 million in the corresponding prior-year period. These amounts reflect the income from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes. The increase in merchandise inventories and accounts payable is in line with the Registrant's increased sales volume. Merchandise inventories of $786 million at May 5, 2001 increased by $56 million from February 3, 2001. Included in the cash flow from operations for the thirteen weeks ended May 5, 2001 and April 29, 2000 were cash payments of $3 million and $16 million, respectively, relating to the Registrant's restructuring programs.

     Net cash used in investing activities of continuing operations of $12 million and $15 million for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively, primarily reflected capital expenditures. Planned capital expenditures of $150 million for 2001 comprise $110 million for new store openings and remodeling of existing stores, and $40 million for management information systems, logistics and other support facilities.

     Financing activities for the Registrant's continuing operations utilized cash of $71 million for the first quarter of 2000 compared with cash provided by financing activities of $1 million for the first quarter of 2001. There were no short-term borrowings outstanding for the entire first quarter of 2001, whereas outstanding borrowings under the Registrant's revolving credit agreement amounted to $101 million at April 29, 2000, an increase of $30 million for the first quarter of 2000. In addition, during the first quarter of 2000, the Registrant purchased $12 million of its $200 million 7.0 percent debentures and set aside $90 million restricted cash to fund the repayment of the remaining balance, as required by the revolving credit agreement. On May 30, 2001, the Registrant announced that it intends to offer, subject to market conditions, approximately $125 million of subordinated convertible notes due 2008 ($150 million if an option for an additional $25 million is exercised in full). The notes will be convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The offering closed on June 8, 2001. The net proceeds of the proposed offering will be used for working capital and general corporate purposes and to reduce reliance on bank financing. Simultaneously with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility.

     Net cash used in discontinued operations includes the Northern Group loss from discontinued operations in 2000, the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

IMPACT OF EUROPEAN MONETARY UNION

     The European Union comprises 15 member states, 12 of which adopted a common currency, the "euro." From January 1, 1999 until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the euro. Monetary, capital, foreign exchange and interbank markets have converted to the euro, and non-cash transactions are possible in euros. On January 1, 2002, euro bank notes and coins will be issued and the former national currencies will be withdrawn from circulation no later than February 28, 2002.

     The Registrant has substantially completed the necessary modifications to its information systems, accounting systems, vendor payments and human resource systems. Plans to upgrade or modify the point of sale hardware and software are in progress and will be finalized throughout the remainder of 2001.

     The adoption of a single European currency will lead to greater product pricing transparency and a more competitive environment. The Registrant currently displays the euro equivalent price of merchandise, as do many retailers. The euro conversion is not expected to have a significant effect on the Registrant's results of operations or financial condition.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, economic conditions worldwide, effects of currency fluctuations, the ability of the Registrant to execute its business plans effectively with regard to each of its operating units, consumer preferences and economic conditions worldwide and the ability of the Registrant to implement, in a timely manner, the programs and actions related to the euro issue. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     (b) Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended May 5, 2001.

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



                                          VENATOR GROUP, INC.
                                          -------------------
                                          (Registrant)





Date: June 13, 2001                       /s/ Bruce Hartman
                                          ---------------------------------
                                          BRUCE HARTMAN
                                          Senior Vice President
                                          and Chief Financial Officer

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

Exhibit No. in Item 601
   of Regulation S-K                                Description
   -----------------                                -----------

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

           5                                        *

           8                                        *

           9                                        *

           10.1                                     By-laws, amended as of April 11,2001.

           10.2                                     Employment Agreement with Matthew D. Serra dated as
                                                    of February 12, 2001.

           10.3                                     Restricted Stock Agreement with Matthew D. Serra
                                                    dated as of March 4, 2001.

           10.4                                     Amendment to Trust Agreement dated as of November 12,
                                                    1987.

           10.5                                     Amendment to form of Indemnification Agreement.

           10.6                                     Nonstatutory Stock Option Agreement with J. Carter
                                                    Bacot dated as of February 12, 2001.

           11                                       *

           12                                       Computation of Ratio of Earnings to Fixed Charges.

           13                                       *

           15                                       Letter re: Unaudited Interim Financial Statements.

Exhibit No. in Item 601
   of Regulation S-K                                Description
   -----------------                                -----------
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

           24                                       *

           25                                       *

           26                                       *

           99                                       Independent Accountants' Review Report.
--------------------
  *  Not applicable

Exhibits filed with this Form 10-Q:

      Exhibit No.                                             Description
      -----------                                             -----------
           10.1                                     By-laws, amended as of April 11, 2001.

           10.2                                     Employment Agreement with Matthew D. Serra dated as of
                                                    February 12, 2001.

           10.3                                     Restricted Stock Agreement with Matthew D. Serra dated
                                                    as of March 4, 2001.

           10.4                                     Amendment to Trust Agreement dated as of November 12,
                                                    1987.

           10.5                                     Amendment to form of Indemnification Agreement.

           10.6                                     Nonstatutory Stock Option Agreement with J. Carter
                                                    Bacot dated as of February 12, 2001.

           12                                       Computation of Ratio of Earnings to Fixed Charges.

           15                                       Letter re: Unaudited Interim Financial Statements.

           99                                       Independent Accountants' Review Report.