Form 10-Q
period 2001-08-04
VENATOR GROUP INC
filed 2001-09-18
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001
                               --------------

Commission file no. 1-10299
                    -------

                               VENATOR GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            New York                                       13-3513936
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

112 W. 34th Street, New York, New York                                10120
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number:  (212) 720-3700
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

Number of shares of Common Stock outstanding at August 31, 2001:  139,802,772
                                                                  -----------

                               VENATOR GROUP, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets...........................         1

                      Condensed Consolidated Statements
                           of Operations..............................................         2

                      Condensed Consolidated Statements
                           of Comprehensive Income (Loss).............................         3

                      Condensed Consolidated Statements
                           of Cash Flows..............................................         4

                      Notes to Condensed Consolidated
                           Financial Statements.......................................      5-11

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..............     11-15

Part II.  Other Information

          Item 1.     Legal Proceedings...............................................        16

          Item 4.     Submission of Matters to a Vote of Security Holders.............        16

          Item 6.     Exhibits and Reports on Form 8-K................................        17

                      Signature.......................................................        18

                      Index to Exhibits...............................................     19-21

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VENATOR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                                 August 4,          July 29,         February 3,
                                                                                   2001               2000               2001
                                                                                -----------        -----------       -----------
                                                                                (Unaudited)        (Unaudited)         (Audited)
                                                      ASSETS
Current assets
   Cash and cash equivalents .........................................            $   189            $    25            $   109
   Merchandise inventories ...........................................                835                799                730
   Assets held for disposal ..........................................                 27                 45                 31
   Net assets of discontinued operations .............................                 18                 63                 37
   Other current assets ..............................................                 99                111                 93
                                                                                  -------            -------            -------
                                                                                    1,168              1,043              1,000
Property and equipment, net ..........................................                643                714                684
Deferred taxes .......................................................                237                317                234
Goodwill, net ........................................................                139                147                143
Other assets .........................................................                184                156                171
                                                                                  -------            -------            -------
                                                                                  $ 2,371            $ 2,377            $ 2,232
                                                                                  =======            =======            =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term debt ...................................................            $    --            $    95            $    --
   Accounts payable ..................................................                329                305                264
   Accrued liabilities ...............................................                196                198                222
   Current portion of repositioning and restructuring reserves .......                 26                 24                 13
   Current portion of reserve for discontinued operations ............                 44                 18                 76
   Current portion of long-term debt and obligations
     under capital leases ............................................                 54                  5                 54
                                                                                  -------            -------            -------
                                                                                      649                645                629
Long-term debt and obligations
   under capital leases ..............................................                405                310                259
Other liabilities ....................................................                280                267                331
Shareholders' equity
   Common stock and paid-in capital: 139,730,062;
     138,018,853 and 138,690,560 shares, respectively ................                358                343                351
   Retained earnings .................................................                728                968                705
   Accumulated other comprehensive loss ..............................                (49)              (155)               (41)
   Less: Treasury stock at cost: 22,455; 189,625 and
     199,625 shares, respectively ....................................                 --                 (1)                (2)
                                                                                  -------            -------            -------
Total shareholders' equity ...........................................              1,037              1,155              1,013
                                                                                  -------            -------            -------
                                                                                  $ 2,371            $ 2,377            $ 2,232
                                                                                  =======            =======            =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                        Thirteen weeks ended               Twenty-six weeks ended
                                                                     --------------------------          -------------------------
                                                                     Aug. 4,           July 29,          Aug. 4,          July 29,
                                                                       2001              2000              2001              2000
                                                                     -------           --------          -------          --------
Sales .....................................................          $ 1,048           $   971           $ 2,120           $ 2,015

Costs and Expenses
  Cost of sales ...........................................              742               692             1,488             1,425
  Selling, general and administrative expenses ............              227               223               458               461
  Depreciation and amortization ...........................               38                39                76                76
  Restructuring charge ....................................               32                (1)               32                (1)
  Interest expense, net ...................................                6                 3                10                11
  Other income ............................................               (1)               (6)               (1)              (16)
                                                                     -------           -------           -------           -------
                                                                       1,044               950             2,063             1,956
                                                                     -------           -------           -------           -------
Income from continuing operations before
     income taxes .........................................                4                21                57                59
Income tax expense.........................................               --                 8                21                23
                                                                     -------           -------           -------           -------
Income from continuing operations .........................                4                13                36                36

Loss from discontinued operations, net of income tax
     benefit of $2 and $8, respectively ...................               --                (3)               --               (12)

Loss on disposal of discontinued operations, net of  income
     tax expense of $6 and $1, respectively ...............              (18)               --               (13)               --

Cumulative effect of accounting change, net of  income tax
     benefit of $- ........................................               --                --                --                (1)
                                                                     -------           -------           -------           -------
Net income (loss) .........................................          $   (14)          $    10           $    23           $    23
                                                                     =======           =======           =======           =======

Basic earnings per share:
     Income from continuing operations ....................          $  0.03           $  0.09           $  0.26           $  0.26
     Loss from discontinued operations ....................            (0.13)            (0.02)            (0.09)            (0.08)
     Cumulative effect of accounting change ...............               --                --                --             (0.01)
                                                                     -------           -------           -------           -------
     Net income (loss) ....................................          $ (0.10)          $  0.07           $  0.17           $  0.17
                                                                     =======           =======           =======           =======
Weighted-average common shares outstanding ................            139.5             137.7             139.0             137.6

Diluted earnings per share:
     Income from continuing operations ....................          $  0.03           $  0.09           $  0.26           $  0.26
     Loss from discontinued operations ....................            (0.13)            (0.02)            (0.09)            (0.08)
     Cumulative effect of accounting change ...............               --                --                --             (0.01)
                                                                     -------           -------           -------           -------
     Net income (loss) ....................................          $ (0.10)          $  0.07           $  0.17           $  0.17
                                                                     =======           =======           =======           =======
Weighted-average common shares assuming dilution ..........            140.8             139.0             143.2             138.8

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (in millions)

                                                                        Thirteen weeks ended               Twenty-six weeks ended
                                                                     --------------------------          -------------------------
                                                                     Aug. 4,           July 29,          Aug. 4,          July 29,
                                                                       2001              2000              2001              2000
                                                                     -------           --------          -------          --------
Net income (loss) .........................................          $   (14)          $    10           $    23           $    23

Other comprehensive income (loss), net of tax

  Foreign currency translation adjustments arising during
  the period ..............................................               (1)                2                (8)              (13)

  Change in fair value of derivatives accounted for as
  hedges, net of deferred tax expense of $- ...............               (1)               --                --                --
                                                                     -------           -------           -------           -------

Comprehensive income (loss) ...............................          $   (16)          $    12           $    15           $    10
                                                                     =======           =======           =======           =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                                        Twenty-six weeks ended
                                                                                                      --------------------------
                                                                                                      Aug. 4,           July 29,
                                                                                                       2001               2000
                                                                                                      -------           --------
From Operating Activities:
   Net income ............................................................................            $   23             $   23
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities of continuing operations:
     Restructuring charge ................................................................                32                 --
     Loss on disposal of discontinued operations, net of tax .............................                13                 --
     Loss from discontinued operations, net of tax .......................................                --                 12
     Cumulative effect of accounting change, net of tax ..................................                --                  1
     Depreciation and amortization .......................................................                76                 76
     Gains on sales of investments .......................................................                --                 (6)
     Gains on sales of real estate .......................................................                (1)               (10)
     Deferred taxes ......................................................................               (30)               (12)
     Change in assets and liabilities:
       Merchandise inventories ...........................................................              (108)              (106)
       Accounts payable and other accruals ...............................................                34                 41
       Repositioning and restructuring reserves ..........................................               (20)               (26)
       Other, net ........................................................................                (5)                 5
                                                                                                      ------             ------
   Net cash provided by (used in) operating activities of continuing operations ..........                14                 (2)
                                                                                                      ------             ------

From Investing Activities:
   Proceeds from sales of investments ....................................................                --                  7
   Proceeds from sales of real estate ....................................................                 1                  7
   Capital expenditures ..................................................................               (39)               (43)
                                                                                                      ------             ------
   Net cash used in investing activities of continuing operations ........................               (38)               (29)
                                                                                                      ------             ------

From Financing Activities:
   Increase in short-term debt ...........................................................                --                 24
   Issuance of convertible long-term debt ................................................               150                 --
   Debt issuance costs ...................................................................                (8)                --
   Reduction in long-term debt and capital lease obligations .............................                (4)              (103)
   Issuance of common stock ..............................................................                 8                  4
                                                                                                      ------             ------
   Net cash provided by (used in) financing activities of continuing operations ..........               146                (75)
                                                                                                      ------             ------

Net Cash used in Discontinued Operations .................................................               (45)               (31)

Effect of exchange rate fluctuations on Cash and Cash Equivalents ........................                 3                 --
                                                                                                      ------             ------

Net change in Cash and Cash Equivalents ..................................................                80               (137)
Cash and Cash Equivalents at beginning of year ...........................................               109                162
                                                                                                      ------             ------
Cash and Cash Equivalents at end of interim period .......................................            $  189             $   25
                                                                                                      ======             ======

Cash paid during the period:
   Interest ..............................................................................            $   17             $   19
   Income taxes ..........................................................................            $   21             $   25

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               VENATOR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 3, 2001, as filed with the Securities and Exchange Commission (the "SEC") on April 23, 2001. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended August 4, 2001 are not necessarily indicative of the results expected for the year. As discussed below, prior year financial statements have been restated to reflect the discontinuance of the Northern Group, the change in method of accounting for layaway sales and the reclassification of shipping and handling fees to revenue and the related costs to cost of sales.

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

         The Registrant operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Registrant formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during the quarter ended August 4, 2001. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Registrant does not hold derivative financial instruments for trading or speculative purposes.

         The primary currencies to which the Registrant is exposed are the Euro and the British Pound. When using a forward contract as a hedging instrument, the Registrant excludes the time value from the assessment of effectiveness. The change in a forward contract's time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The effective portion of gains and losses associated with other forward contracts is deferred as a component of accumulated other comprehensive loss until the underlying hedged transaction is reported in earnings. The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings.

         During the quarter ended August 4, 2001, ineffectiveness related to cash flow hedges was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

         During the quarter ended August 4, 2001, accumulated comprehensive loss was increased by approximately $1 million after-tax due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification to earnings.

         During the quarter ended August 4, 2001, the Registrant recorded a gain of approximately $1 million for the changes in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange loss related to the underlying transactions.

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

         Revenue was restated in the fourth quarter of 2000, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to include shipping and handling fees for all periods presented. Shipping and handling fees of $5 million and $12 million, respectively, were reclassified to sales from selling, general and administrative expenses for the thirteen and twenty-six weeks ended August 4, 2001 and the associated costs of $4 million and $9 million, respectively, were reclassified from selling, general and administrative expenses to cost of sales.

Discontinued Operations

         On January 23, 2001, the Registrant announced that it was exiting its 694 store Northern Group segment. During the second quarter of 2001, the Registrant completed the liquidation of the 324 stores in the United States and entered into a contract on September 7, 2001, to dispose of the 370 stores in Canada. The Registrant recorded a charge to earnings of $252 million before-tax, or $294 million after-tax, in the fourth quarter of 2000 for the loss on disposal of the segment. Major components of the charge included expected cash outlays for lease buyouts and real estate disposition costs of $68 million, severance and personnel related costs of $23 million and operating losses and other exit costs from the measurement date through the expected date of disposal of $24 million. Non-cash charges included the realization of a $118 million currency translation loss, resulting from the movement in the Canadian dollar during the period the Registrant held its investment in the segment and asset write-offs of $19 million. The Registrant also recorded a tax benefit for the liquidation of the Northern U.S. stores of $42 million, which was offset by a valuation allowance of $84 million to reduce the deferred tax assets related to the Canadian operations to an amount that is more likely than not to be realized.

         In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. In the second quarter, the Registrant recorded a charge to earnings of $12 million before-tax, or $19 million after-tax, comprising the write-down of the net assets of the Canadian business to their net realizable value pursuant to the pending transaction, which was partially offset by reduced severance costs as a result of the transaction and favorable results from the liquidation of the U.S. stores and real estate disposition activity. Net disposition activity of $82 million in the first half of 2001 included operating losses of $31 million, a $5 million interest expense allocation based on intercompany debt balances, real estate disposition activity of $20 million, severance of $4 million and asset impairments and other costs of $22 million. Of the remaining reserve balance of $45 million at August 4, 2001, $32 million is expected to be utilized within twelve months and the remaining $13 million thereafter. The net loss from discontinued operations for the thirteen and twenty-six weeks ended July 29, 2000, include sales of $76 million and $146 million, respectively, and interest expense allocations of $3 million and $4 million, respectively, based on intercompany debt balances.

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In the second quarter of 2001, the Registrant recorded a tax benefit of $1 million related to the settlement of tax liabilities in Germany associated with exiting the International General Merchandise segment. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The remaining reserve balances totaled $29 million as of August 4, 2001, $12 million of which is expected to be utilized within twelve months.

Disposition activity related to the reserves is presented below:

NORTHERN GROUP
--------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Real estate & lease liabilities                                      $    68           $   (20)          $   (11)          $    37
Severance & personnel                                                     23                (4)              (14)                5
Operating losses & other costs                                            24               (58)               37                 3
                                                                     -------           -------           -------           -------
Total                                                                $   115           $   (82)          $    12           $    45
                                                                     =======           =======           =======           =======

INTERNATIONAL GENERAL MERCHANDISE
---------------------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
The Bargain! Shop                                                    $     7           $    (1)          $    --           $     6
                                                                     =======           =======           =======           =======

SPECIALTY FOOTWEAR
------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Real estate & lease liabilities                                      $     9           $    (1)          $    --           $     8
Other costs                                                                3                (1)               --                 2
                                                                     -------           -------           -------           -------
Total                                                                $    12           $    (2)          $    --           $    10
                                                                     =======           =======           =======           =======

DOMESTIC GENERAL MERCHANDISE
----------------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Real estate & lease liabilities                                      $    16           $    (4)          $    --           $    12
Other costs                                                                2                (1)               --                 1
                                                                     -------           -------           -------           -------
Total                                                                $    18           $    (5)          $    --           $    13
                                                                     =======           =======           =======           =======

The following is a summary of the net assets of discontinued operations:

                                                                                                        DOMESTIC
                                                                    NORTHERN          SPECIALTY          GENERAL
(in millions)                                                         GROUP           FOOTWEAR         MERCHANDISE          TOTAL
-------------                                                       --------          ---------        -----------         -------
8/4/2001
--------
Assets                                                               $    32           $     2           $     8           $    42
Liabilities                                                               21                 1                 2                24
                                                                     -------           -------           -------           -------
Net assets of discontinued operations                                $    11           $     1           $     6           $    18
                                                                     =======           =======           =======           =======

7/29/2000
---------
Assets                                                               $   102           $     4           $    11           $   117
Liabilities                                                               48                 2                 4                54
                                                                     -------           -------           -------           -------
Net assets of discontinued operations                                $    54           $     2           $     7           $    63
                                                                     =======           =======           =======           =======

2/3/2001
--------
Assets                                                               $    64           $     3           $     8           $    75
Liabilities                                                               33                 1                 4                38
                                                                     -------           -------           -------           -------
Net assets of discontinued operations                                $    31           $     2           $     4           $    37
                                                                     =======           =======           =======           =======

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

         In connection with the disposition of several of its non-core businesses, the Registrant reduced sales support and corporate staff by over 30 percent, reduced divisional staff and consolidated the management of Kids Foot Locker and Lady Foot Locker into one organization. As of August 4, 2001, 5 of the originally planned 400 positions have yet to be eliminated. In addition, the Registrant closed its Champs Sports distribution center in Maumelle, Arkansas and consolidated its operations with the Foot Locker facility located in Junction City, Kansas. In the first quarter of 2000, the Registrant recorded a reduction to the corporate reserve of $5 million, which related to the agreement to sublease its Maumelle distribution center and sell the associated fixed assets, which had been impaired in 1999, for proceeds of approximately $3 million.

         In the second quarter of 2001, the Registrant recorded a restructuring charge of approximately $32 million before-tax, or $22 million after-tax, as a result of the terms of current negotiations to sell The San Francisco Music Box Company. The Registrant expects to complete this disposition in addition to the sale of the Burger King franchises by the end of 2001. The remaining reserve balance at August 4, 2001 totaled $25 million, $24 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NON-CORE BUSINESSES
-------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Real estate                                                          $     4           $    (2)          $    --           $     2
Asset impairment                                                          --               (15)               15                --
Severance                                                                  2                --                --                 2
Other disposition costs                                                    3                --                17                20
                                                                     -------           -------           -------           -------
Total                                                                $     9           $   (17)          $    32           $    24
                                                                     =======           =======           =======           =======

CORPORATE OVERHEAD AND LOGISTICS
--------------------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Severance                                                            $     2           $    (1)          $    --           $     1
                                                                     =======           =======           =======           =======

TOTAL RESTRUCTURING RESERVES
----------------------------
(in millions)

                                                                     Balance             Net            Charge/           Balance
                                                                    2/3/2001            Usage           (Income)          8/4/2001
                                                                    --------           -------          --------          --------
Real estate                                                          $     4           $    (2)          $    --           $     2
Asset impairment                                                          --               (15)               15                --
Severance                                                                  4                (1)               --                 3
Other disposition costs                                                    3                --                17                20
                                                                     -------           -------           -------           -------
Total                                                                $    11           $   (18)          $    32           $    25
                                                                     =======           =======           =======           =======

         Sales and operating losses, excluding restructuring charges, of the above non-core businesses and under-performing stores, excluding Team Edition, included in the consolidated results of operations for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively, are presented below.

                                                         Thirteen weeks ended               Twenty-six weeks ended
                                                      --------------------------         ----------------------------
(in millions)                                         August 4,         July 29,         August 4,           July 29,
                                                        2001              2000              2001               2000
                                                      ---------         --------         ---------           --------
Sales .......................................          $    17           $    27           $    34           $    55
                                                       =======           =======           =======           =======
Operating loss ..............................          $    (4)          $    (4)          $    (7)          $   (11)
                                                       =======           =======           =======           =======

         Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $27 million, $45 million and $31 million, have been reclassified as assets held for disposal in the Consolidated Balance Sheets as of August 4, 2001, July 29, 2000 and February 3, 2001, respectively. The assets of Team Edition have not been reflected as assets held for disposal as of August 4, 2001 and February 3, 2001 as management has decided to retain its operations.

1993 Repositioning and 1991 Restructuring

         In the first half of 2001, disposition activity reduced the reserve balance by approximately $2 million. The remaining reserve balance of $4 million comprises future lease obligations of $3 million and other facilities-related costs of $1 million.

Earnings Per Share

         Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of stock options and the conversion of convertible long-term debt. The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share for continuing operations.

                                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                                    --------------------------         ----------------------------
(in millions)                                                        Aug. 4,          July 29,          Aug. 4,            July 29,
                                                                       2001             2000              2001               2000
                                                                    ---------         --------         ---------           --------
Numerator:
----------
Income from continuing operations .........................          $     4           $    13           $    36           $    36
Effect of Dilution:
Convertible debt ..........................................               --                --                 1                --
                                                                     -------           -------           -------           -------
Income from continuing operations assuming dilution .......          $     4           $    13           $    37           $    36
                                                                     =======           =======           =======           =======

Denominator:
------------
Weighted-average common shares outstanding ................            139.5             137.7             139.0             137.6
Effect of Dilution:
Stock options and awards ..................................              1.3               1.3               1.2               1.2
Convertible debt ..........................................               --                --               3.0                --
                                                                     -------           -------           -------           -------
Weighted-average common shares assuming dilution ..........            140.8             139.0             143.2             138.8
                                                                     =======           =======           =======           =======

         For the thirteen weeks ended August 4, 2001, 5.9 million incremental common shares issuable upon conversion of the Registrant's 5.50% notes were not included in the computation of diluted earnings per share because of their antidilutive effect. Options to purchase 3.1 million and 3.3 million shares of common stock were not included in the computation for the thirteen and twenty-six weeks ended August 4, 2001, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively, are presented below. Operating results reflect income from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.

Sales:
(in millions)

                                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                                    --------------------------         ----------------------------
(in millions)                                                       August 4,         July 29,         August 4,           July 29,
                                                                      2001              2000              2001               2000
                                                                    ---------         --------         ---------           --------
Global Athletic Group:
   Retail Stores                                                     $   964           $   900           $ 1,941           $ 1,862
   Direct to Customers                                                    67                52               145               116
                                                                     -------           -------           -------           -------
                                                                       1,031               952             2,086             1,978
All Other (1)                                                             17                19                34                37
                                                                     -------           -------           -------           -------
                                                                     $ 1,048           $   971           $ 2,120           $ 2,015
                                                                     =======           =======           =======           =======

Operating Results:
(in millions)

                                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                                    --------------------------         ----------------------------
(in millions)                                                       August 4,         July 29,         August 4,           July 29,
                                                                      2001              2000              2001               2000
                                                                    ---------         --------         ---------           --------
Global Athletic Group:
   Retail Stores (2)                                                 $    64           $    48           $   137           $   112
   Direct to Customers                                                     1                (5)                5                (8)
                                                                     -------           -------           -------           -------
                                                                          65                43               142               104
All Other (1)                                                            (36)               (4)              (39)              (13)
                                                                     -------           -------           -------           -------
      Operating profit                                                    29                39               103                91
      Corporate expense (3)                                               19                15                36                21
      Interest expense, net                                                6                 3                10                11
                                                                     -------           -------           -------           -------
Income from continuing operations
   before income taxes                                               $     4           $    21           $    57           $    59
                                                                     =======           =======           =======           =======

(1) All formats presented as "All Other" were either disposed or held for disposal at August 4, 2001. Both periods presented for 2001 include restructuring charges of $32 million. Twenty-six weeks ended July 29, 2000 includes a restructuring charge of $5 million.
(2) Both periods presented for 2000 include a $3 million reduction in the 1999 second quarter restructuring charge, offset by a $2 million restructuring charge.
(3) Twenty-six weeks ended July 29, 2000 includes a $5 million reduction in the 1999 fourth quarter restructuring charge.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss comprised foreign currency translation adjustments of $49 million, $153 million, and $41 million at August 4, 2001, July 29, 2000 and February 3, 2001, respectively. Accumulated other comprehensive loss included a minimum pension liability adjustment of $2 million at July 29, 2000.

Long-Term and Short-Term Debt

         On June 8, 2001, the Registrant completed its offering of $125 million of subordinated convertible notes due 2008 and an option to exercise an additional $25 million was completed by July 9, 2001. The notes bear interest at 5.50% and are convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The net proceeds of the proposed offering are being used for working capital and general corporate purposes and to reduce reliance on bank financing. The Registrant filed a Form S-3 on July 11, 2001, and an amendment on July 30, 2001, to register the convertible notes, which became effective on August 1, 2001. Simultaneous with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility.

Business Combinations and Goodwill

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations initiated or completed after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization expense related to goodwill was $8 million and $4 million for the year ended February 3, 2001 and the six months ended August 4, 2001, respectively. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Registrant is required to adopt SFAS No. 142 effective as of the beginning of fiscal 2002 and is currently evaluating the impact on its results of operations and financial position.


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

RESULTS OF OPERATIONS

         Sales of $1,048 million for the second quarter of 2001 increased 7.9 percent from sales of $971 million for the second quarter of 2000. For the twenty-six weeks ended August 4, 2001, sales of $2,120 million increased 5.2 percent from sales of $2,015 million for the twenty-six weeks ended July 29, 2000. These increases were primarily attributable to the improved sales performance of ongoing formats. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 9.8 percent and 6.8 percent for the second quarter and year-to-date periods of 2001, respectively, as compared with the corresponding prior-year periods, reflecting increases of 7.7 percent and 6.2 percent in comparable-store sales.

         Gross margin, as a percentage of sales, of 29.2 percent in the second quarter of 2001 and 29.8 percent for the twenty-six weeks ended August 4, 2001, improved slightly as compared with 28.7 percent and 29.3 percent, respectively, in the corresponding prior-year periods. These improvements reflect management's continued initiatives with regard to effective merchandising and promotional activity.

         Selling, general and administrative expenses ("SG&A") of $227 million declined to 21.7 percent of sales in the second quarter of 2001 as compared with
23.0 percent in the corresponding prior-year period. SG&A of $458 million for the twenty-six weeks ended August 4, 2001, declined approximately 130 basis points to 21.6 percent of sales. These declines reflect the operating efficiencies achieved by the ongoing store-base in the first half of 2001 as compared with a year earlier, as a result of previous cost-cutting initiatives and restructuring programs. For the thirteen and twenty-six weeks ended July 29, 2000, SG&A also included one-time Internet costs of approximately $2 million and $4 million, respectively, related to website development.

         Interest expense of $10 million was essentially flat for the thirteen weeks ended August 4, 2001 and declined by 14.3 percent to $18 million for the twenty-six weeks ended August 4, 2001, as compared with the corresponding prior-year periods. The decrease is primarily due to reduced short-term interest expense as there were no outstanding borrowings under the revolving credit agreement in 2001. Interest income amounted to $4 million and $7 million, respectively, for the thirteen weeks ended August 4, 2001 and July 29, 2000 and included intercompany interest income related to the Northern Group segment of $2 million and $3 million, respectively. For the year-to-date period, interest income totaled $8 million in 2001 and $10 million in 2000 and included intercompany interest income related to the Northern Group segment of $5 million and $4 million, respectively. The offsetting interest expense was included in the loss from discontinued operations through the measurement date for 2000 and subsequently, in 2001, was charged to the reserve for discontinued operations. Interest income related to income tax settlements and refunds of $4 million was also included in the second quarter of 2000.

         During the second quarter of 2001, the Registrant recorded a $6 million tax credit related to a state income tax settlement, partially offset by a $2 million charge from the impact of Canadian tax rate reductions on existing deferred tax assets. The combined effect of this credit offset, in part, by the impact of non-deductible goodwill reduced the effective tax rate for the twenty-six weeks ended August 4, 2001 to 36.75 percent, as compared with 39.0 percent for both the 2000 second quarter and year-to-date periods. The Registrant expects the effective tax rate to be 39.0 percent for the second half of 2001.

         Income from continuing operations of $4 million, or $0.03 per diluted share, for the thirteen weeks ended August 4, 2001, declined by $0.06 per diluted share from $13 million for the thirteen weeks ended July 29, 2000, and remained unchanged at $36 million, or $0.26 per diluted share, for the twenty-six weeks ended August 4, 2001. Income from continuing operations for the 2001-quarter and year-to-date periods included a restructuring charge of $22 million after-tax, or $0.16 per diluted share. For the quarter ended August 4, 2001, the Registrant reported a net loss of $14 million, or $0.10 per diluted share, which included a loss on disposal of discontinued operations of $18 million, or $0.13 per diluted share, compared to net income of $10 million, or $0.07 per diluted share for the corresponding prior-year period, which included a $3 million loss from discontinued operations, or $0.02 per diluted share. Net income of $23 million, or $0.17 per diluted share, for the twenty-six weeks ended August 4, 2001 also remained unchanged from the corresponding prior-year period.

STORE COUNT

         The following table summarizes store count by segment, after reclassification for businesses disposed and held for disposal. During the twenty-six weeks ended August 4, 2001, the Registrant remodeled or relocated 83 ongoing stores.

                                                                            February 3,                      August 4,  July 29,
                                                                               2001       Opened     Closed     2001       2000
                                                                            -----------   ------     ------  ---------  --------
Global Athletic Group.................................................         3,582        27         54       3,555     3,636
Disposed and held for disposal........................................           170        12          4         178       180
                                                                               -----       ---        ---       -----     -----
      Total...........................................................         3,752        39         58       3,733     3,816
                                                                               =====       ===        ===       =====     =====

SALES

         The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal.

                                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                                    --------------------------         ----------------------------
(in millions)                                                       August 4,         July 29,         August 4,           July 29,
                                                                      2001              2000              2001               2000
                                                                    ---------         --------         ---------           --------
Global Athletic Group:
   Retail Stores                                                     $   964           $   899           $ 1,941           $ 1,861
   Direct to Customers                                                    67                52               145               116
                                                                     -------           -------           -------           -------
                                                                       1,031               951             2,086             1,977
Disposed and held for disposal                                            17                20                34                38
                                                                     -------           -------           -------           -------
Total sales                                                          $ 1,048           $   971           $ 2,120           $ 2,015
                                                                     =======           =======           =======           =======

         Global Athletic Group sales increased by 8.4 percent and by 5.5 percent, respectively, for the 2001 second quarter and year-to-date periods as compared with the corresponding prior-year periods, reflecting comparable-store sales increases of 7.7 percent and 6.2 percent, respectively. Sales from ongoing retail store formats increased by 7.2 percent and by 4.3 percent, respectively, reflecting stronger sales performance in all formats, particularly in Europe. Footwear, basketball in particular, continued to drive the sales growth across all formats, as the number of launches of marquee and exclusive footwear products was increased significantly in the first half of 2001. In addition, the second quarter of 2001 was also positively impacted by a one-week calendar shift, which included an additional week of back-to-school business. Apparel sales remained strong in 2001 and reflected a balanced mix of branded, licensed and private label products.

         Direct to Customers sales increased by 28.8 percent and by 25.0 percent for the thirteen and twenty-six weeks ended August 4, 2001 as compared with the corresponding prior-year periods. Catalog sales increased by 11.6 percent to $48 million in the second quarter of 2001 and by 8.2 percent to $105 million for the year-to-date period. Internet sales more than doubled for both the thirteen and twenty-six weeks ended August 4, 2001 to $19 million and $40 million, respectively, as compared with the corresponding periods in 2000.

OPERATING RESULTS

         Operating results reflect income from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit by segment, after reclassification for businesses disposed and held for disposal.

                                                                       Thirteen weeks ended               Twenty-six weeks ended
                                                                    --------------------------         ----------------------------
(in millions)                                                       August 4,         July 29,         August 4,           July 29,
                                                                      2001              2000              2001               2000
                                                                    ---------         --------         ---------           --------
Global Athletic Group:
   Retail Stores                                                     $    64           $    47           $   137           $   113
   Direct to Customers                                                     1                (5)                5                (8)
                                                                     -------           -------           -------           -------
                                                                          65                42               142               105
Disposed and held for disposal                                            (4)               (4)               (7)              (10)
Restructuring charges                                                    (32)                1               (32)               (4)
                                                                     -------           -------           -------           -------
Total operating profit                                               $    29           $    39           $   103           $    91
                                                                     =======           =======           =======           =======

         The Global Athletic Group reported increases in operating profit of
54.8 percent and 35.2 percent to $65 million and $142 million, respectively, for the thirteen and twenty-six weeks ended August 4, 2001, as compared with the corresponding prior-year periods. Operating profit from ongoing retail stores increased by 36.2 percent and 21.2 percent, respectively, for the 2001 second quarter and year-to-date periods. These increases reflect strong sales growth, gross margin rate and operating expense efficiencies, as operating profit, as a percentage of sales, increased to 6.6 percent in the second quarter of 2001 from
5.2 percent in the corresponding prior-year period and to 7.1 percent from 6.1 percent for the year-to-date period. Direct to Customers operating results improved by $6 million and $13 million, respectively, for the thirteen and twenty-six weeks ended August 4, 2001, as compared with the corresponding periods ended July 29, 2000, which included one-time Internet development costs of approximately $2 million and $4 million, respectively.

         In the second quarter of 2001, the Registrant recorded a restructuring charge of approximately $32 million before-tax, or $22 million after-tax, as a result of the terms of current negotiations to sell The San Francisco Music Box Company. The Registrant expects to complete this disposition in addition to the sale of the Burger King franchises by the end of 2001. Related to the disposition of these and other restructured businesses, the Registrant recorded a $5 million charge in the first quarter of 2000 and a net reduction of $1 million in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement and proceeds from the sale of non-strategic assets. As noted below, the Registrant raised $150 million in cash through the issuance of subordinated convertible notes. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital.

         Operating activities of continuing operations provided cash of $14 million for the twenty-six weeks ended August 4, 2001, as compared with $2 million cash used in the corresponding prior-year period. These amounts reflect the income from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes.

         Net cash used in investing activities of continuing operations of $38 million and $29 million for the first half of 2001 and 2000, respectively, primarily reflected capital expenditures. Planned capital expenditures of $120 million and lease acquisition costs of $30 million for 2001 comprise $110 million for new store openings and remodeling of existing stores, and $40 million for management information systems, logistics and other support facilities.

         Financing activities for the Registrant's continuing operations provided cash of $146 million for the twenty-six weeks ended August 4, 2001 compared to cash used in financing activities of $75 million for the corresponding prior-year period. On June 8, 2001, the Registrant completed its offering of $125 million of subordinated convertible notes due 2008 and an option to exercise an additional $25 million was completed by July 9, 2001. The notes bear interest at 5.50% and are convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The net proceeds of the proposed offering are being used for working capital and general corporate purposes and to reduce reliance on bank financing. The Registrant filed a Form S-3 on July 11, 2001, and an amendment on July 30, 2001, to register the convertible notes, which became effective on August 1, 2001. Simultaneous with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility. During the first half of 2000, the Registrant purchased $13 million of its $200 million 7.00% debentures and on June 1, 2000, the remaining balance of $87 million was repaid with restricted cash funds set aside on February 15, 2000, as required by the revolving credit agreement. There were no short-term borrowings outstanding during substantially all of the entire first half of 2001, whereas outstanding borrowings under the Registrant's revolving credit agreement amounted to $95 million at July 29, 2000, an increase of $24 million for the first half of 2000. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies.

         Net cash used in discontinued operations includes the Northern Group loss from discontinued operations in 2000, the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations initiated or completed after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization expense related to goodwill was $8 million and $4 million for the year ended February 3, 2001 and the six months ended August 4, 2001, respectively. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Registrant is required to adopt SFAS No. 142 effective as of the beginning of fiscal 2002 and is currently evaluating the impact on its results of operations and financial position.

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

         The Registrant has substantially completed the necessary modifications to its information systems, accounting systems, vendor payments and human resource systems. Plans to upgrade or modify the point of sale hardware and software are in progress and are expected to be finalized throughout the remainder of 2001.

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

                          PART II -- OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Registrant's annual meeting of shareholders was held on June 14, 2001, in New York, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 2001 Annual Meeting and Proxy Statement, both dated May 1, 2001.

         (b) Each of James E. Preston, Matthew D. Serra, Christopher A. Sinclair and Dona D. Young was elected as a director in Class I for a three-year term ending at the annual meeting of shareholders of the Registrant in 2004. Cheryl Turpin was elected as a director in Class III for a two-year term ending at the annual meeting in 2003. All of such individuals previously served as directors of the Registrant. J. Carter Bacot, Purdy Crawford, Philip H. Geier Jr., Jarobin Gilbert Jr. and David Y. Schwartz, having previously been elected directors of the Registrant for terms continuing beyond the 2001 annual meeting of shareholders, continue in office as directors.

         (c) The matters voted upon and the results of the voting were as follows:

                  (1)      Election of Directors:

                                                                                                   Abstentions and
                    Name                                 Votes For            Votes Withheld       Broker Non-Votes
                    ----                                -----------           --------------       ----------------
                    James E. Preston                    119,424,659              2,235,111                0
                    Matthew D. Serra                    119,418,725              2,241,045                0
                    Christopher A. Sinclair             119,428,337              2,231,433                0
                    Cheryl Turpin                       119,418,651              2,241,119                0
                    Dona D. Young                       113,716,899              7,942,871                0

                  (2) Proposal to ratify the appointment of independent accountants:

                    Votes For                          Votes Against           Abstentions          Broker Non-Votes
                    ---------                          -------------           -----------          ----------------
                    120,768,246                            761,106               130,418                   0

                  (3) Proposal to reapprove the performance goals of the Long-Term Incentive Compensation Plan:

                    Votes For                          Votes Against           Abstentions          Broker Non-Votes
                    ---------                          -------------           -----------          ----------------
                    111,712,861                          9,642,716               304,193                   0

         At the close of business on the record date of April 27, 2001, there were outstanding 138,838,548 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 121,659,770 shares of Common Stock. Such shares represented 87.63 percent of the total number of shares of such class of stock outstanding on the record date.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on pages 18 through 20. The exhibits which are in this report immediately follow the index.

         (b)      Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated May 17, 2001 (date of earliest event reported) reporting sales and earnings for the first quarter ended May 5, 2001.

                  The Registrant filed a report on Form 8-K dated May 24, 2001 (date of earliest event reported) reporting condensed consolidated balance sheets as of May 5, 2001 and April 29, 2000.

                  The Registrant filed a report on Form 8-K dated May 30, 2001 (date of earliest event reported) reporting its intention to offer at least $125 million of subordinated convertible notes due 2008. On Form 8-K dated June 11, 2001 (date of earliest event reported) the Registrant reported the completion of the offering, simultaneous with the amendment and restatement of its revolving credit facility.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VENATOR GROUP, INC.
                                       ----------------------------------------
                                       (Registrant)


Date: September 18, 2001



                                       /s/ Bruce Hartman
                                       ----------------------------------------
                                       BRUCE HARTMAN
                                       Senior Vice President
                                       and Chief Financial Officer

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

         3(ii)                          By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q
                                        for the quarterly period ended May 5, 2001, filed by the
                                        Registrant with the SEC on June 13, 2001.

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

         4.7                            Indenture dated as of June 8, 2001 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on
                                        Form S-3 (Registration No. 333-64930) previously filed with the SEC).

         4.8                            Form of 5.50% Convertible Subordinated Note (incorporated
                                        herein by reference to Exhibit 4.2 to the Registration
                                        Statement on Form S-3 (Registration No. 333-64930) previously filed with the SEC).

         4.9                            Registration Rights Agreement dated as of June 8, 2001
                                        (incorporated herein by reference to Exhibit 4.3 to the
                                        Registration Statement on Form S-3 (Registration No.
                                        333-64930) previously filed with the SEC).

         5                              *
         8                              *
         9                              *

Exhibit No. in Item 601
   of Regulation S-K                    Description
-----------------------                 -----------
         10.1                           Amendment No. 5 dated as of June 8, 2001 to the Credit
                                        Agreement dated as of April 9, 1997.

         11                             *

         12                             Computation of Ratio of Earnings to Fixed Charges.

         13                             *

         15                             Letter re:  Unaudited Interim Financial Statements.

         16                             *
         17                             *
         18                             *
         19                             *
         20                             *
         21                             *
         22                             *
         23                             *
         24                             *
         25                             *
         26                             *
         99                             Independent Accountants' Review Report.

*    Not applicable

         Exhibits filed with this Form 10-Q:

      Exhibit No.                       Description
      -----------                       -----------
         10.1                           Amendment No. 5 dated as of June 8, 2001 to the Credit
                                        Agreement dated as of April 9, 1997.

         12                             Computation of Ratio of Earnings to Fixed Charges.

         15                             Letter re: Unaudited Interim Financial Statements.

         99                             Independent Accountants' Review Report.