Form 10-Q
period 2001-11-03
FOOT LOCKER INC
filed 2001-12-18
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               F O R M    10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended November 3, 2001


Commission file no. 1-10299


                                FOOT LOCKER, INC.
             (Exact name of registrant as specified in its charter)



             New York                                       13-3513936
(State or other jurisdiction of incorporation          (I.R.S.  Employer
         or organization)                               Identification No.)



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



Number of shares of Common Stock outstanding at December 1, 2001: 139,857,332

                                FOOT LOCKER, INC.

                                TABLE OF CONTENTS



                                                                     Page No.
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets....................1

                Condensed Consolidated Statements
                  of Operations..........................................2

                Condensed Consolidated Statements
                  of Comprehensive Income................................3

                Condensed Consolidated Statements
                  of Cash Flows..........................................4

                Notes to Condensed Consolidated
                  Financial Statements................................5-12

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......13-18


Part II. Other Information

        Item 1. Legal Proceedings........................................19

        Item 4. Submission of Matters to a Vote of
                  Security Holders ......................................19

        Item 6. Exhibits and Reports on Form 8-K.........................19

                Signature................................................20

                Index to Exhibits........................................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                 November 3,   October 28,   February 3,
                                                                   2001           2000 *         2001
                                                                 (Unaudited)   (Unaudited)    (Audited)

                                     ASSETS
Current assets
  Cash and cash equivalents                                       $    62      $    18      $   109
  Merchandise inventories                                             943          861          730
  Assets held for disposal                                             14           54           31
  Net assets of discontinued operations                                --           78           37
  Other current assets                                                 99          108           93
                                                                  -------      -------      -------
                                                                    1,118        1,119        1,000
Property and equipment, net                                           639          694          684
Deferred taxes                                                        224          313          234
Goodwill, net                                                         137          145          143
Assets of business transferred under
  contractual arrangement (note receivable)                            30           --           --
Other assets                                                          191          162          171
                                                                  -------      -------      -------
                                                                  $ 2,339      $ 2,433      $ 2,232
                                                                  =======      =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                 $    --      $   140      $    --
  Accounts payable                                                    348          282          264
  Accrued liabilities                                                 202          238          222
  Current portion of repositioning and restructuring reserves          10           22           13
  Current portion of reserve for discontinued operations               24           16           76
  Current portion of long-term debt and obligations
   under capital leases                                                34           54           54
                                                                  -------      -------      -------
                                                                      618          752          629
Long-term debt and obligations
  under capital leases                                                366          259          259
Liabilities of business transferred under
  contractual arrangement                                              12           --           --

Other liabilities                                                     268          264          331

Shareholders' equity
  Common stock and paid-in capital: 139,884,055;
   138,116,998 and 138,690,560 shares, respectively                   360          344          351
  Retained earnings                                                   761          993          705
  Accumulated other comprehensive loss                                (46)        (178)         (41)
  Less: Treasury stock at cost: 67,455; 199,625 and
   199,625 shares, respectively                                        --           (1)          (2)
                                                                  -------      -------      -------
Total shareholders' equity                                          1,075        1,158        1,013
                                                                  -------      -------      -------
                                                                  $ 2,339      $ 2,433      $ 2,232
                                                                  =======      =======      =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 2000 interim information has been restated to reflect the change in method of accounting for layaway sales and the presentation of the Northern Group as a discontinued segment.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                            Thirteen weeks ended    Thirty-nine weeks ended
                                            ---------------------   ------------------------
                                               Nov. 3,     Oct. 28,    Nov. 3,    Oct. 28,
                                                2001        2000 *      2001        2000 *
                                            ---------     -------     ---------   -----------
Sales.......................................   $ 1,104     $ 1,085      $ 3,224      $ 3,100

Costs and Expenses
  Cost of sales.............................       777         751        2,265        2,176
  Selling, general and administrative
   expenses.................................       229         241          687          702
  Depreciation and amortization.............        38          37          114          113
  Restructuring charge......................         1           4           33            3
  Interest expense, net.....................         8           5           18           16
  Other income..............................        --          --           (1)         (16)
                                                 -----       -----        -----        -----
                                                 1,053       1,038        3,116        2,994
                                                 -----       -----        -----        -----
Income from continuing operations before
   income taxes.............................        51          47          108          106
Income tax expense..........................        18          18           39           41
                                                 -----       -----        -----        -----
Income from continuing operations...........        33          29           69           65
Loss from discontinued operations, net of
   income tax benefit of $2 and $10.........        --          (4)          --          (16)

Loss on disposal of discontinued
   operations, net of  income tax expense
   of $1...................................         --          --          (13)          --
Cumulative effect of accounting change,
   net of  income tax benefit of $-.........        --          --           --           (1)
                                                 -----       -----        -----        -----
Net income..................................   $    33     $    25        $  56      $    48
                                                 =====       =====        =====        =====

Basic earnings per share:
   Income from continuing operations........   $  0.24     $  0.21        $0.50      $  0.47
   Loss from discontinued operations........        --       (0.03)       (0.09)       (0.11)
   Cumulative effect of accounting change...        --          --           --        (0.01)
                                                 -----       -----        -----        -----
   Net income...............................    $ 0.24     $  0.18       $ 0.41      $  0.35
                                                ======      ======       ======        =====
Weighted-average common shares outstanding..     139.8       137.9        139.3        137.7

Diluted earnings per share:
   Income from continuing operations........     $0.23      $ 0.21       $ 0.49       $ 0.46
   Loss from discontinued operations........        --       (0.03)       (0.09)       (0.11)
   Cumulative effect of accounting change...        --          --           --        (0.01)
                                                ------      ------       ------       ------
   Net income...............................    $ 0.23      $ 0.18       $ 0.40       $ 0.34
                                                ======      ======       ======       ======
Weighted-average common shares assuming
   dilution.................................     150.8       139.5        145.7        139.0

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 2000 interim information has been restated to reflect the change in method of accounting for layaway sales, shipping and handling revenues and costs and the presentation of the Northern Group as a discontinued segment.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                          Thirteen weeks ended   Thirty-nine weeks ended
                                          ---------------------  ------------------------
                                           Nov. 3,    Oct. 28,   Nov. 3,      Oct. 28,
                                             2001      2000 *      2001        2000 *
                                           --------   --------   ---------   ------------
Net income...............................   $    33     $   25     $    56      $      48


Other comprehensive income (loss), net
  of tax

  Foreign currency translation
  adjustments arising during the period..         3         (23)         (5)          (36)
                                            -------     -------     -------      --------
Comprehensive income.....................   $    36     $     2     $    51      $     12
                                            =======     =======     =======      ========




















     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 2000 interim information has been restated to reflect the change in method of accounting for layaway sales and the presentation of the Northern Group as a discontinued segment.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                Thirty-nine weeks ended
                                                                               ------------------------
                                                                                 Nov. 3,      Oct. 28,
                                                                                  2001         2000 *
                                                                               ----------   -----------
From Operating Activities:
  Net income....................................................................   $  56      $  48
  Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
   Restructuring charge.........................................................      33          3
   Loss on disposal of discontinued operations, net of tax......................      13         --
   Loss from discontinued operations, net of tax................................      --         16
   Cumulative effect of accounting change, net of tax...........................      --          1
   Depreciation and amortization................................................     114        113
   Gains on sales of investments................................................      --         (6)
   Gains on sales of real estate................................................      (1)       (10)
   Deferred taxes...............................................................     (29)       (12)
   Change in assets and liabilities:
     Merchandise inventories....................................................    (216)      (177)
     Accounts payable and other accruals........................................      62         43
     Repositioning and restructuring reserves...................................     (43)       (32)
     Other, net.................................................................       3          4
                                                                                   -----      -----
  Net cash used in operating activities of continuing operations................      (8)        (9)
                                                                                   -----      -----
From Investing Activities:
  Proceeds from sales of investments............................................       5          7
  Proceeds from sales of real estate............................................       1          7
  Capital expenditures..........................................................     (75)       (68)
                                                                                   -----      -----
  Net cash used in investing activities of continuing operations................     (69)       (54)
                                                                                   -----      -----
From Financing Activities:
  Increase in short-term debt...................................................      --         69
  Issuance of convertible long-term debt........................................     150         --
  Debt issuance costs...........................................................      (8)        --
  Reduction in long-term debt and capital lease obligations.....................     (61)      (104)
  Issuance of common stock......................................................       9          5
                                                                                   -----      -----
  Net cash provided by (used in) financing activities of continuing
    operations..................................................................      90        (30)
                                                                                   -----      -----
Net Cash used in Discontinued Operations........................................     (62)       (55)
Effect of exchange rate fluctuations on Cash and Cash Equivalents...............       2          4
                                                                                   -----      -----
Net change in Cash and Cash Equivalents.........................................     (47)      (144)
Cash and Cash Equivalents at beginning of year..................................     109        162
                                                                                   -----      -----
Cash and Cash Equivalents at end of interim period..............................   $  62      $  18
                                                                                   =====      =====

Cash paid during the period:
  Interest......................................................................   $  25      $  22
  Income taxes..................................................................   $  30      $  27

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* 2000 interim information has been restated to reflect the change in method of accounting for layaway sales and the presentation of the Northern Group as a discontinued segment.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 3, 2001, as filed with the Securities and Exchange Commission (the "SEC") on April 23, 2001. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the results expected for the year. As discussed below, prior year financial statements have been restated to reflect the discontinuance of the Northern Group, the change in method of accounting for layaway sales and the reclassification of shipping and handling fees to revenue and the related costs to cost of sales.

Name Change

     The Registrant (formerly known as Venator Group, Inc.) changed its name to Foot Locker, Inc. effective November 1, 2001.

Derivative Financial Instruments

      Effective February 4, 2001, the Registrant adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument will be reported as a component of other comprehensive income (loss) and will be reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value will be recorded in earnings immediately, which may subject the Registrant to increased earnings volatility. The adoption of SFAS No. 133 in 2001 did not have a material impact on the Registrant's consolidated earnings.

      The Registrant operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Registrant formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during the quarter ended November 3, 2001. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Registrant does not hold derivative financial instruments for trading or speculative purposes.

      The primary currencies to which the Registrant is exposed are the Euro, the British Pound and the Canadian Dollar. When using a forward contract as a hedging instrument, the Registrant excludes the time value from the assessment of effectiveness. The change in a forward contract's time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The effective portion of gains and losses associated with other forward contracts is deferred as a component of accumulated other comprehensive loss until the underlying hedged transaction is reported in earnings. The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings.

      During the quarter ended November 3, 2001, ineffectiveness related to cash flow hedges was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

      During the quarter ended November 3, 2001, the decrease in accumulated comprehensive loss due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification to earnings was not material.

      During the quarter ended November 3, 2001, the changes in fair value of derivative instruments not designated as hedges were not material.

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

      Revenue was restated in the fourth quarter of 2000, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to include shipping and handling fees for all periods presented. Shipping and handling fees of $8 million and $20 million, respectively, were reclassified to sales from selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 28, 2000 and the associated costs of $6 million and $15 million, respectively, were reclassified from selling, general and administrative expenses to cost of sales.

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

      During the second quarter of 2001, the Registrant completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million) which was paid in the form of a note (the "Note"). The net amount of the assets and liabilities of the former operations have been written down to the estimated fair value of the Note. The purchaser will operate the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement."

      The Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008, when the initial payment is due. Interest will accrue at 7% annually beginning on September 28, 2002 and is to be paid semi-annually. Additional payments to the Registrant may be required in accordance with the agreement through September 28, 2026 should a payment event occur.

      The purchaser agreed to obtain a revolving line of credit with a lending institution, satisfactory to the Registrant, in an amount not less than CAD$25 million (approximately US$17 million). The Registrant also entered into a credit agreement with the purchaser to provide a revolving credit facility to be used to fund its working capital needs. The facility is available up to a maximum of CAD$5 million (approximately US$3 million) and will expire on December 31, 2002. The Registrant has subordinated its interest to permitted encumbrances as defined in the credit agreement.

      Net disposition activity of $107 million for the thirty-nine weeks ended November 3, 2001 included operating losses of $28 million, a $5 million interest expense allocation based on intercompany debt balances, real estate disposition activity of $39 million, severance of $7 million and asset impairments and other costs of $28 million. Of the remaining reserve balance of $20 million at November 3, 2001, $14 million is expected to be utilized within twelve months and the remaining $6 million thereafter. The net loss from discontinued operations for the thirteen and thirty-nine weeks ended October 28, 2000, includes sales of $82 million and $228 million, respectively, and interest expense allocations of $3 million and $7 million, respectively, based on intercompany debt balances.

      In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In the second quarter of 2001, the Registrant recorded a tax benefit of $1 million related to the settlement of tax liabilities in Germany associated with exiting the International General Merchandise segment. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The remaining reserve balances totaled $26 million as of November 3, 2001, $10 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NORTHERN GROUP
(in millions)

                                                  Balance    Net      Charge      Balance
                                                  2/3/2001  Usage    (Income)    11/3/2001
                                                -------------------------------------------
Real estate & lease liabilities                   $   68     $(39)     $ (11)       $ 18
Severance & personnel                                 23       (7)       (14)          2
Asset impairments                                     --      (23)        23          --
Operating losses & other costs                        24      (38)        14          --
                                                -------------------------------------------
Total                                              $ 115   $ (107)     $  12        $ 20
                                                ===========================================

INTERNATIONAL GENERAL MERCHANDISE
(in millions)

                                                  Balance    Net     Charge      Balance
                                                  2/3/2001  Usage   (Income)    11/3/2001
                                                -------------------------------------------
The Bargain! Shop                                  $ 7      $  (1)    $   --       $  6
                                                ===========================================


SPECIALTY FOOTWEAR
(in millions)

                                                  Balance    Net     Charge      Balance
                                                  2/3/2001  Usage   (Income)    11/3/2001
                                                -------------------------------------------
Real estate & lease liabilities                    $   9     $ (1)       $--       $  8
Other costs                                            3       (1)        --          2
                                                -------------------------------------------
Total                                              $  12     $ (2)       $--       $ 10
                                                ===========================================


DOMESTIC GENERAL MERCHANDISE
(in millions)

                                                  Balance     Net     Charge      Balance
                                                  2/3/2001   Usage   (Income)    11/3/2001
                                                -------------------------------------------
Real estate & lease liabilities                 $  16       $ (7)        $--        $  9
Other costs                                         2         (1)         --           1
                                                -------------------------------------------
Total                                           $  18       $ (8)        $--        $ 10
                                                ===========================================

The following is a summary of the net assets of discontinued operations:

                                                                  DOMESTIC
                                      NORTHERN     SPECIALTY       GENERAL
(in millions)                          GROUP        FOOTWEAR     MERCHANDISE      TOTAL
11/3/2001
Assets                               $     --       $      2      $      8      $      10
Liabilities                                 7              1             2             10
                                     --------       --------      --------      ---------
Net assets (liabilities) of
discontinued operations              $     (7)      $      1      $      6      $      --
                                     ========       ========      ========      =========
10/28/2000
Assets                               $    121       $      3      $     11      $     135
Liabilities                                52              1             4             57
                                     --------       --------      --------      ---------
Net assets of discontinued
operations                           $     69       $      2      $      7      $      78
                                     ========       ========      ========      =========
2/3/2001
Assets                               $     64       $      3      $      8      $      75
Liabilities                                33              1             4             38
                                     --------       --------      --------      ---------
Net assets of discontinued
operations                           $     31       $      2      $      4      $      37
                                     ========       ========      ========      =========

      The Northern Group's assets at October 28, 2000 and February 3, 2001 comprise inventory, fixed assets and other current assets. The Northern Group's liabilities comprise accounts payable, restructuring reserves and other accrued liabilities. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets, deferred tax assets and accrued liabilities.

Restructuring Programs

1999 Restructuring

      Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program. In the second quarter of 1999, the Registrant announced its plan to sell or liquidate eight non-core businesses: The San Francisco Music Box Company, Randy River Canada, Foot Locker Outlets, Colorado, Team Edition, Going to the Game!, Weekend Edition and the Burger King and Popeye's franchises. In the fourth quarter of 1999, the Company announced a further restructuring plan, which included an accelerated store closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown.

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

       In the second quarter of 2001, the Registrant recorded a restructuring charge of approximately $32 million before-tax, or $22 million after-tax, as a result of the terms of the pending sale of The San Francisco Music Box Company. The sale was completed on November 13, 2001, for cash proceeds of approximately $14 million. In addition, on October 10, 2001, the Registrant closed the sale of assets related to the fifteen Burger King and Popeye's franchises for cash proceeds of approximately $5 million. In connection with these dispositions, the Registrant recorded a restructuring charge of approximately $1 million before-tax in the third quarter of 2001. The remaining reserve balance at November 3, 2001 totaled $9 million, $8 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NON-CORE BUSINESSES
(in millions)

                                                   Balance    Net     Charge      Balance
                                                   2/3/2001  Usage   (Income)    11/3/2001
                                                -------------------------------------------
Real estate                                         $  4    $  (2)    $   --       $   2
Asset impairment                                      --      (30)        30          --
Severance                                              2       (1)        --           1
Other disposition costs                                3       --          3           6
                                                -------------------------------------------
Total                                               $  9    $ (33)    $   33       $   9
                                                ===========================================

CORPORATE OVERHEAD AND LOGISTICS
(in millions)

                                                   Balance    Net     Charge      Balance
                                                   2/3/2001  Usage   (Income)    11/3/2001
                                                -------------------------------------------
Severance                                          $   2     $ (2)    $   --      $    --
                                                ===========================================

TOTAL RESTRUCTURING RESERVES
(in millions)

                                                   Balance    Net     Charge      Balance
                                                   2/3/2001  Usage   (Income)    11/3/2001
                                                -------------------------------------------
Real estate                                         $  4     $ (2)   $  --        $   2
Asset impairment                                      --      (30)      30           --
Severance                                              4       (3)      --            1
Other disposition costs                                3       --        3            6
                                                -------------------------------------------
Total                                              $  11    $ (35)   $  33        $   9
                                                ===========================================


      Sales and operating losses, excluding restructuring charges, of the above non-core businesses and under-performing stores included in the consolidated results of operations for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively, are presented below.

                                         Thirteen weeks ended           Thirty-nine weeks ended
                                        -------------------------    -----------------------------
                                        November 3,    October 28,      November 3,   October 28,
 (in millions)                            2001             2000          2001             2000
                                        -----------    ----------    -------------    ------------
Sales................................    $       20    $       28     $         54     $         83
                                        ===========    ==========     ============     ============
Operating loss.......................    $        5    $        2     $         12     $         13
                                        ===========    ==========     ============     ============


      Inventory, fixed assets and other long-lived assets of all businesses to be exited have been valued at the lower of cost or net realizable value. These assets, totaling $14 million, $54 million and $31 million, have been reclassified as assets held for disposal in the Consolidated Balance Sheets as of November 3, 2001, October 28, 2000 and February 3, 2001, respectively.

1993 Repositioning and 1991 Restructuring

      In the three quarters of 2001, disposition activity reduced the reserve balance by approximately $3 million. The remaining reserve balance of $3 million comprises future lease obligations of $2 million and other facilities-related costs of $1 million.

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

                                                Thirteen weeks ended  Thirty-nine weeks ended
                                                --------------------  -----------------------
(in millions)                                     Nov. 3,   Oct. 28,    Nov. 3,    Oct. 28,
                                                    2001      2000        2001       2000
                                                ---------   --------  ----------  -----------
Numerator:
Income from continuing operations..........       $    33    $   29     $  69     $   65
Effect of Dilution:
Convertible debt...........................             1        --         2         --
                                                    -----     -----     -----      -----
Income from continuing operations assuming
dilution...................................         $  34     $  29     $  71      $  65
                                                    =====     =====     =====      =====
Denominator:
Weighted-average common shares outstanding.         139.8     137.9     139.3      137.7
Effect of Dilution:
Stock options and awards...................           1.5       1.6       1.3        1.3
Convertible debt...........................           9.5        --       5.1         --
                                                    -----     -----     -----      -----
Weighted-average common shares assuming
dilution...................................         150.8     139.5     145.7      139.0
                                                    =====     =====     =====      =====


         Options to purchase 2.0 million and 3.1 million shares of common stock were not included in the computation for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss comprised foreign currency translation adjustments of $46 million, $176 million, and $41 million at November 3, 2001, October 28, 2000 and February 3, 2001, respectively. Accumulated other comprehensive loss included a minimum pension liability adjustment of $2 million at October 28, 2000.

Long-Term and Short-Term Debt

         On June 8, 2001, the Registrant completed its offering of $125 million of subordinated convertible notes due 2008 and an option to exercise an additional $25 million was completed by July 9, 2001. The notes bear interest at 5.50% and are convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The net proceeds of the proposed offering are being used for working capital and general corporate purposes and to reduce reliance on bank financing. The registration of the notes on Form S-3 became effective on August 1, 2001. Simultaneous with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility. During the third quarter, the Registrant repaid the $50 million 6.98% medium-term notes that matured during October in addition to purchasing and retiring $6 million of the $40 million 7.00% medium-term notes payable in October 2002.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively, are presented below. Operating results reflect income from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense.

Sales:

(in millions)                             Thirteen weeks ended     Thirty-nine weeks ended
                                        ------------------------  ---------------------------
                                        November 3,   October 28,   November 3,   October 28,
                                           2001           2000       2001            2000
                                        -----------   ----------    -----------   -----------
Athletic Stores........................   $     999     $    987     $    2,940      $  2,849
Direct to Customers....................          85           75            230           191
                                          ---------     --------     ----------      --------
                                              1,084        1,062          3,170         3,040
All Other (1)..........................          20           23             54            60
                                          ---------     --------     ----------      --------
                                          $   1,104     $  1,085     $    3,224      $  3,100
                                          =========     ========     ==========      ========



Operating Results:

(in millions)                             Thirteen weeks ended      Thirty-nine weeks ended
                                        -------------------------   -------------------------
                                        November 3,   October 28,   November 3,   October 28,
                                           2001           2000       2001            2000
                                        -----------   ----------    -----------   -----------

Athletic Stores (2)...................    $      69     $     74    $       206       $   186
Direct to Customers...................            8            3             13            (5)
                                          ---------     --------    -----------       --------
                                                 77           77            219            181
All Other (1).........................           (6)          (6)           (45)           (19)
                                          ---------     --------    -----------       --------
    Operating profit..................           71           71            174            162
    Corporate expense (3).............           12           19             48             40
    Interest expense, net.............            8            5             18             16
                                          ---------     --------    -----------       --------
Income from continuing operations
   before income taxes................    $      51     $     47    $       108       $    106
                                          =========     ========    ===========       ========

          (1) All formats presented as "All Other" were disposed at November 3, 2001. Restructuring charges included were $1 million and $33 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively and $4 million and $9 million for the thirteen and thirty-nine weeks ended October 28, 2000.

          (2) The thirty-nine weeks ended October 28, 2000 includes a $3 million reduction in the 1999 second quarter restructuring charge, offset by a $2 million restructuring charge.

          (3) Thirty-nine weeks ended October 28, 2000 includes a $5 million reduction in the 1999 fourth quarter restructuring charge.

Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations initiated or completed after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization expense related to goodwill was $8 million and $6 million for the year ended February 3, 2001 and the thirty-nine weeks ended November 3, 2001, respectively. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Registrant is required to adopt SFAS No. 142 effective as of the beginning of fiscal 2002 and is currently evaluating the impact on its results of operations and financial position.

Asset Retirements, Dispositions and Impairments of Long-Lived Assets

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Registrant intends to adopt it as of the beginning of fiscal year 2002. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The initial amount to be recognized will be at its fair value. The liability will then be discounted and accretion expense will be recognized using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized.

      Lastly, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," as well as the accounting and reporting requirements of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. The Registrant intends to adopt the provisions as of the beginning of fiscal year 2002. The pronouncement now provides for a single accounting model for reporting long-lived assets to be disposed of by sale.

     The Registrant is currently evaluating the impact of the adoption of SFAS No. 143 and SFAS No. 144 on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company, Foot Locker Outlets, Going To The Game!, Randy River Canada, Burger King and Popeye's franchises and Foot Locker Asia. As discussed in the footnotes to the Condensed Consolidated Financial Statements, the Registrant discontinued its Northern Group segment in the fourth quarter of 2000. Accordingly, prior year financial statements have been restated to present this business segment as a discontinued operation.

NAME CHANGE

     The Registrant (formerly known as Venator Group, Inc.) changed its name to Foot Locker, Inc. effective November 1, 2001.

RESULTS OF OPERATIONS

      Sales of $1,104 million for the third quarter of 2001 increased 1.8 percent from sales of $1,085 million for the third quarter of 2000. For the thirty-nine weeks ended November 3, 2001, sales of $3,224 million increased 4.0 percent from sales of $3,100 million for the thirty-nine weeks ended October 28, 2000. These increases were primarily attributable to the improved sales performance of ongoing formats. Excluding the effect of foreign currency fluctuations and sales from businesses disposed and held for disposal, sales increased 2.0 percent and 5.1 percent for the third quarter and year-to-date periods of 2001, respectively, as compared with the corresponding prior-year periods, reflecting increases of 5.6 percent and 5.9 percent in comparable-store sales.

      Gross margin, as a percentage of sales, of 29.6 percent in the third quarter of 2001 and 29.7 percent for the thirty-nine weeks ended November 3, 2001, declined by 120 basis points for the quarter and was relatively flat for the thirty-nine week period as compared with 30.8 percent and 29.8 percent, respectively, in the corresponding prior-year periods. The decline during the quarter is mainly attributable to an increase in promotions and additional markdowns taken to continue to generate sales after the events of September 11th.

      Selling, general and administrative expenses ("SG&A") of $229 million declined by 150 basis points to 20.7 percent of sales in the third quarter of 2001 as compared with 22.2 percent in the corresponding prior-year period. SG&A of $687 million for the thirty-nine weeks ended November 3, 2001, declined approximately 130 basis points to 21.3 percent of sales. These declines reflect the operating efficiencies achieved by the ongoing store-base in the three quarters of 2001 as compared with a year earlier, as a result of previous cost-cutting initiatives and restructuring programs, which were stepped up as a result of the events of September 11th. SG&A included income related to the Registrant's pension and postretirement obligations of $5 million and $8 million, respectively, for the thirteen and thirty-nine weeks ended November 3, 2001, as compared with $3 million and $5 million for the corresponding prior-year periods. The increased income primarily reflects a change related to the postretirement obligation in the third quarter of 2001. New retirees will be charged the full expected cost of the medical plan and existing retirees will incur 100 percent of the expected future increase in medical plan costs. For the thirty-nine weeks ended October 28, 2000, SG&A also included one-time Internet costs of approximately $4 million related to website development.

      Interest expense of $9 million declined by 10.0 percent for the thirteen weeks ended November 3, 2001 and by 12.9 percent to $27 million for the thirty-nine weeks ended November 3, 2001, as compared with the corresponding prior-year periods. The decrease is primarily due to reduced short-term interest expense as there were no outstanding borrowings under the revolving credit agreement during substantially all of 2001. Interest income amounted to $1 million for the thirteen weeks ended November 3, 2001 and $5 million for the thirteen weeks ended October 28, 2000, which included intercompany interest income related to the Northern Group segment of $3 million. For the year-to-date period, interest income totaled $9 million in 2001 and $15 million in 2000 and included intercompany interest income related to the Northern Group segment of $5 million and $7 million, respectively. The offsetting interest expense was included in the loss from discontinued operations through the measurement date for 2000 and subsequently, in 2001, was charged to the reserve for discontinued operations. Interest income related to income tax settlements and refunds of $1 million and $2 million was also included in the three quarters of 2001 and 2000, respectively.

      During the second quarter of 2001, the Registrant recorded a $6 million tax credit related to a state income tax settlement, partially offset by a $2 million charge from the impact of Canadian tax rate reductions on existing deferred tax assets. In the third quarter of 2001, the Registrant recorded state and local income tax settlements of $1 million. The combined effect of these credits, in addition to higher earnings in lower tax jurisdictions and the utilization of tax loss carryforwards offset, in part, by the impact of non-deductible goodwill in the second quarter, reduced the effective tax rate for the thirty-nine weeks ended November 3, 2001 to 35.7 percent as compared with 39.0 percent for the 2000 year-to-date period. The effective tax rate for the thirteen weeks ended November 3, 2001 was 34.4 percent as compared with 39.0 percent for the 2000 third quarter. The Registrant expects the effective tax rate to be 38.0 percent for the fourth quarter of 2001.

      Income from continuing operations of $33 million, or $0.23 per diluted share, for the thirteen weeks ended November 3, 2001, improved by $0.02 per diluted share from $29 million for the thirteen weeks ended October 28, 2000, and increased to $69 million from $65 million, or $0.49 and $0.46 per diluted share, for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. Income from continuing operations for the 2001 year-to-date period included restructuring charges of $23 million after-tax or $0.16 per diluted share. For the quarter ended November 3, 2001, the Registrant reported net income of $33 million, or $0.23 per diluted share, compared with net income of $25 million, or $0.18 per diluted share for the corresponding prior-year period, which included a $4 million loss from discontinued operations, or $0.03 per diluted share. Net income of $56 million, or $0.40 per diluted share, for the thirty-nine weeks ended November 3, 2001 included a loss on disposal of discontinued operations of $13 million, or $0.09 per diluted share. Net income of $48 million, or $0.34 per diluted share, for the corresponding prior-year period included a $16 million loss from discontinued operations or $0.11 per diluted share, and a $1 million charge, or $0.01 per diluted share for the cumulative effect of the change in accounting.

STORE COUNT

      The following table summarizes store count, after reclassification for businesses disposed and held for disposal. During the thirty-nine weeks ended November 3, 2001, the Registrant remodeled or relocated 143 ongoing stores.

                                        Feb. 3,                        Nov. 3,   Oct. 28,
                                         2001       Opened    Closed    2001       2000
                                        -------     ------    ------   -------   --------
Athletic Stores..................         3,582         62        76     3,568      3,615
Disposed and held for disposal...           170         12        20       162(1)     176
                                          -----         --        --     -----      -----
  Total                                   3,752         74        96     3,730      3,791
                                          =====         ==        ==     =====      =====


(1) Reflects The San Francisco Music Box Company stores which were sold on November 13, 2001.

SALES

      The following table summarizes sales by segment, after reclassification for businesses disposed and held for disposal. The disposed and held for disposal category represents all businesses sold or closed or held for disposal other than the discontinued segments, and are therefore included in continuing operations.

 (in millions)                          Thirteen weeks ended      Thirty-nine weeks ended
                                        ---------------------     ------------------------
                                        November 3,   October 28,   November 3,   October 28,
                                           2001          2000          2001          2000
                                        -----------   ----------    -----------   -----------
   Athletic Stores.....................   $     999   $      987      $   2,940     $   2,848
   Direct to Customers.................          85           75            230           191
                                          ---------   ----------      ---------     ---------
                                              1,084        1,062          3,170         3,039
 Disposed and held for disposal........          20           23             54            61
                                          ---------   ----------      ---------     ---------
    Total sales........................   $   1,104   $    1,085      $   3,224     $   3,100
                                          =========   ==========      =========     =========



      Athletic Stores sales increased by 1.2 percent and by 3.2 percent, respectively, reflecting comparable-store sales increases of 4.9 percent and 5.1 percent, respectively. Footwear, basketball in particular, continued to drive the sales growth across most formats, as the number of launches of marquee and exclusive footwear products was increased throughout the thirty-nine weeks of 2001. Despite the sales increases achieved by most formats, Foot Locker Europe in particular, sales were lower than planned for the third quarter of 2001. Although August sales exceeded the plan, the tragic events of September 11th resulted in a decline in consumer purchasing for the remainder of September and the beginning part of October. In addition, the third quarter of 2001 was also negatively impacted by a one-week calendar shift, which resulted in one week of the back-to-school period that would normally fall in the third quarter, falling in the second quarter. Apparel sales were also beginning to return to the level existing prior to September 11th toward the latter part of October and reflected a balanced mix of branded, licensed and private label products.

      Direct to Customers sales increased by 13.3 percent and by 20.4 percent for the thirteen and thirty-nine weeks ended November 3, 2001 as compared with the corresponding prior-year periods. Catalog sales of $60 million were flat for the third quarter of 2001 and increased by 5.1 percent to $165 million for the year-to-date period. Internet sales increased by 66.7 percent and 91.2 percent for the thirteen and thirty-nine weeks ended November 3, 2001 to $25 million and $65 million, respectively, as compared with the corresponding periods in 2000.

      The Registrant expects to meet its sales plan for the fourth quarter of 2001 by continuing to promote its products aggressively in what it expects will be a highly competitive retail environment.

OPERATING RESULTS

      Operating results reflect income from continuing operations before income taxes, excluding corporate expense, corporate gains and net interest expense. The following table summarizes operating profit by segment, after reclassification for businesses disposed and held for disposal.


 (in millions)                          Thirteen weeks ended       Thirty-nine weeks ended
                                        -----------------------    -------------------------
                                        November 3,  October 28,   November 3,   October 28,
                                             2001       2000        2001             2000
                                        -----------  ----------    -----------  ------------
Athletic Stores.......................     $  69      $  74            $  206       $  187
Direct to Customers...................         8          3                13           (5)
                                           -----      -----            ------       ------
                                              77         77               219          182
 Disposed and held for disposal.......        (5)        (2)              (12)         (12)
 Restructuring charges................        (1)        (4)              (33)          (8)
                                           -----      -----            ------       ------
Total operating profit................     $  71      $  71            $  174       $  162
                                           =====      =====            ======       ======




      Athletic Stores operating profit decreased by 6.8 percent for the 2001 third quarter and increased by 10.2 percent for the 2001 year-to-date period. The decrease in the third quarter of 2001 is primarily a result of the tragic events of September 11th, which temporarily curtailed customer purchasing. Lower than planned sales and increased markdowns resulted in reduced gross margin rate performances, which were offset, in part, by operating expense reductions. Operating profit, as a percentage of sales, decreased to 6.9 percent in the third quarter of 2001 from 7.5 percent in the corresponding prior-year period and increased to 7.0 percent from 6.6 percent for the year-to-date period. Sales and gross margin rates for Lady Foot Locker have been disappointing in 2001. Management has implemented various merchandising strategies in an effort to improve future performance.

      Direct to Customers operating results improved by $5 million and $18 million, respectively, for the thirteen and thirty-nine weeks ended November 3, 2001, as compared with the corresponding periods ended October 28, 2000. The thirty-nine weeks ended October 28, 2000 included one-time Internet development costs of approximately $4 million. The improved operating performance in 2001 was driven primarily by the Internet business.

      In the second quarter of 2001, the Registrant recorded a restructuring charge of approximately $32 million before-tax, or $22 million after-tax, as a result of the pending sale of The San Francisco Music Box Company, which closed on November 13, 2001. On October 10, 2001, the Registrant closed the sale of assets related to the fifteen Burger King and Popeye's franchises and during the third quarter of 2001, the Registrant recorded a restructuring charge of approximately $1 million before-tax as a result of these sales. Related to the disposition of these and other restructured businesses, the Registrant recorded charges of $4 million and $8 million in the third quarter and year-to-date period of 2000.

STRATEGIC DISPOSITIONS AND REPOSITIONING

      On September 28, 2001, the Registrant completed the stock transfer of the Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million) which was paid in the form of a note (the "Note"). The net amount of the assets and liabilities of the former operations have been written down to the estimated fair value of the Note. The purchaser will operate the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement.

      The Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008, when the initial payment is due. Interest will accrue at 7% annually beginning on September 28, 2002 and is to be paid semi-annually. Additional payments to the Registrant may be required in accordance with the agreement through September 28, 2026 should a payment event occur.

      The purchaser agreed to obtain a revolving line of credit with a lending institution, satisfactory to the Registrant, in an amount not less than CAD$25 million (approximately US$17 million.) The Registrant also entered into a credit agreement with the purchaser to provide a revolving credit facility to be used to fund its working capital needs. The facility is available up to a maximum of CAD$5 million (approximately US$3 million) and will expire on December 31, 2002. The Registrant has subordinated its interest to permitted encumbrances as defined in the credit agreement.

      The sale of The San Francisco Music Box Company was completed on November 13, 2001, for cash proceeds of approximately $14 million. In addition, on October 10, 2001, the Registrant closed the sale of assets related to the fifteen Burger King and Popeye's franchises for cash proceeds of approximately $5 million.

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

      Operating activities of continuing operations used cash of $8 million and $9 million, respectively, for the thirty-nine weeks ended November 3, 2001 and October 28, 2000. These amounts reflect the income from continuing operations reported by the Registrant in those periods, adjusted for non-cash items and working capital changes.

      Net cash used in investing activities of continuing operations of $69 million and $54 million for the thirty-nine weeks of 2001 and 2000, respectively, primarily reflected capital expenditures. Planned capital expenditures of $110 million and lease acquisition costs of $20 million for 2001 comprise $100 million for new store openings and remodeling of existing stores, and $30 million for management information systems, logistics and other support facilities. Proceeds from the sale of investments comprise the sale of the Burger King and Popeye's franchises for $5 million in the third quarter of 2001 and $7 million related to the demutualization of MetLife in the second quarter of 2000.

      Financing activities for the Registrant's continuing operations provided cash of $90 million for the thirty-nine weeks ended November 3, 2001 compared to cash used in financing activities of $30 million for the corresponding prior-year period. On June 8, 2001, the Registrant completed its offering of $125 million of subordinated convertible notes due 2008 and an option to exercise an additional $25 million was completed by July 9, 2001. The notes bear interest at 5.50% and are convertible into the Registrant's common stock at the option of the holder, at a conversion price of $15.806 per share. The net proceeds of the proposed offering are being used for working capital and general corporate purposes and to reduce reliance on bank financing. The registration of the notes on Form S-3 became effective on August 1, 2001. Simultaneous with this offering, the Registrant amended and restated its $300 million revolving credit agreement to a reduced $190 million three-year facility. During the third quarter, the Registrant repaid the $50 million 6.98% medium-term notes that matured during October in addition to purchasing and retiring $6 million of the $40 million 7.00% medium-term notes payable in October 2002.

During the first half of 2000, the Registrant purchased $13 million of its $200 million 7.00% debentures and on June 1, 2000, the remaining balance of $87 million was repaid. There were no short-term borrowings outstanding during substantially all of the thirty-nine weeks of 2001, whereas outstanding borrowings under the Registrant's revolving credit agreement amounted to $140 million at October 28, 2000, an increase of $69 million for the thirty-nine weeks of 2000. Management believes current domestic and international credit facilities and cash provided by operations will be adequate to finance its working capital requirements and support the development of its short-term and long-term strategies.

      Net cash used in discontinued operations includes the Northern Group loss from discontinued operations in 2000, the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations initiated or completed after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization expense related to goodwill was $8 million and $4 million for the year ended February 3, 2001 and the nine months ended November 3, 2001, respectively. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Registrant is required to adopt SFAS No. 142 effective as of the beginning of fiscal 2002.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Registrant intends to adopt it as of the beginning of fiscal year 2002. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The initial amount to be recognized will be at its fair value. The liability will then be discounted and accretion expense will be recognized using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized.

      Lastly, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," as well as the accounting and reporting requirements of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. The Registrant intends to adopt the provisions as of the beginning of fiscal year 2002. The pronouncement now provides for a single accounting model for reporting long-lived assets to be disposed of by sale.

     The Registrant is currently evaluating the impact of SFAS No. 142, SFAS No. 143 and SFAS No. 144 on its results of operation and financial position.

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

      The Registrant has substantially completed the necessary modifications to its information systems, accounting systems, vendor payments and human resource systems. Completion of the testing of the upgrades and modification of the point of sale hardware and software systems are in progress and are expected to be finalized throughout the remainder of 2001.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations and euro related actions and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, economic conditions worldwide, effects of currency fluctuations, the ability of the Registrant to execute its business plans effectively with regard to each of its operating units, the ability of the Registrant to implement, in a timely manner, the programs and actions related to the euro issue and uncertainties arising out of the events of September 11, 2001 and their aftermath, including, but not limited to, effects on consumer spending, effects on customer willingness to frequent shopping malls and other shopping areas, and effects on the Company's ability to receive, on a timely basis and without disruption, merchandise manufactured outside of the country in which the Company sells it. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Information on the results of a special meeting of shareholders of the Registrant held on November 1, 2001 is incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2001.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

      An index of the exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-K, appears on page
      21. The exhibits that are in this report immediately follow the index.

     (b)  Reports on Form 8-K

      The Registrant filed a report on Form 8-K dated November 1, 2001 (date of earliest event reported) reporting its name change to Foot Locker, Inc.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      FOOT LOCKER, INC.
                                                      -----------------
                                                      (Registrant)





Date: December 18, 2001                               /s/ Bruce Hartman
                                                      --------------------------
                                                      BRUCE HARTMAN
                                                      Senior Vice President
                                                      and Chief Financial Office

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

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