Form 10-K
period 2002-02-02
FOOT LOCKER INC
filed 2002-04-29
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

                         COMMISSION FILE NUMBER 1-10299

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         See pages 11 through 15 for Index of Exhibits.

         Number of shares of Common Stock outstanding at April 5, 2002:
         140,189,281

         Aggregate market value of voting stock held by non-affiliates at April 5, 2002: $1,888,010,656*

* For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at April 5, 2002, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders, pages 18 to 52 (the "Annual Report") for the fiscal year ended February 2, 2002: Parts I, II and III.

2. The Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the 2002 annual meeting of shareholders:
         Part III.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel operating, as of February 2, 2002, 3,590 primarily mall-based stores in North America, Europe and Australia. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the "Registrant." The Registrant (formerly Venator Group, Inc.) changed its name to Foot Locker, Inc. effective November 1, 2001.

         The Registrant operates in two reportable business segments - Athletic Stores and Direct to Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports. The Direct to Customers segment reflects the Registrant's Footlocker.com, Inc. subsidiary, including Eastbay, which sells, through its affiliates, to customers through catalogs and Internet websites. The Registrant believes that its portfolio strategy is unique in the athletic industry, with specialized retail formats, catalogs and Internet websites targeted specifically to the men's, women's and children's segments of the market, allowing the Registrant to tailor its merchandise and service offerings more effectively to its target customers. The remaining businesses included in the "All Other" category were disposed as of February 2, 2002. The following table indicates the sales and percent of total sales generated by each of the businesses in 2001:

                           Sales
   Business           ($ in millions)       Percent of Total Sales
   --------           ---------------       ----------------------
Athletic Stores           $3,999                     92%
Direct to Customers          326                      7
                          ------                    ---
                           4,325                     99
All Other                     54                      1
                          ------                    ---
Total                     $4,379                    100%
                          ======                    ===


         The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on pages 41 and 42 of the Registrant's Annual Report to Shareholders ("Annual Report") for the fiscal year ended February 2, 2002 and is incorporated herein by reference.

                                          AT FEBRUARY 3,                   CLOSED/    AT FEBRUARY 2,
STORE PROFILE                                2001            OPENED        DISPOSED       2002
-------------                                ----            ------        --------       ----
Foot Locker                                  1,936            108             51          1,993
Lady Foot Locker                               662              2             32            632
Kids Foot Locker                               398              1              8            391
Champs Sports                                  586              5             17            574
                                             -----            ---            ---          -----
TOTAL ATHLETIC STORES                        3,582            116            108          3,590
                                             -----            ---            ---          -----

The San Francisco Music Box Company            154             12            166             --
Burger King and Popeye's franchises             16             --             16             --
                                             -----            ---            ---          -----
TOTAL ALL OTHER                                170             12            182             --
                                             -----            ---            ---          -----
   TOTAL CONTINUING OPERATIONS               3,752            128            290          3,590
                                             -----            ---            ---          -----

   DISCONTINUED OPERATIONS (a)                 694             --            694             --
                                             -----            ---            ---          -----

   TOTAL                                     4,446            128            984          3,590
                                             =====            ===            ===          =====

(a)   Discontinued operations represents the Northern Group.

The service marks and trademarks appearing on this page and elsewhere in this report (except for The San Francisco Music Box Company, Burger King and Popeye's franchises and NFL) are owned by Foot Locker, Inc. or its subsidiaries.

Athletic Stores

         The Registrant operates 3,590 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment's operating businesses:

                  Foot Locker - Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired technical and performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 1,993 stores are located in 14 countries including 1,472 in the United States, Puerto Rico, United States Virgin Islands and Guam, 125 in Canada, 323 in Europe and 73 in Australia. The domestic stores have an average of 2,300 selling square feet and the international stores have an average of 1,600 selling square feet.

                  Lady Foot Locker - Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 632 stores are located in the United States and Puerto Rico and have an average of 1,300 selling square feet.

                  Kids Foot Locker - Kids Foot Locker is a national children's athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 391 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

                  Champs Sports - Champs Sports is, after Foot Locker, the second largest mall-based sporting goods retailer in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 574 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 4,000 selling square feet.

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

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 6 to the Consolidated Financial Statements on pages 41 and 42 of the Annual Report. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 and 23 of the Annual Report, which is incorporated herein by reference.

EMPLOYEES

         The Registrant and its consolidated subsidiaries had 15,260 full-time and 24,844 part-time employees at February 2, 2002. The Registrant considers employee relations to be satisfactory.

COMPETITION

         The Registrant operates in the retail athletic footwear and apparel industry. Competition is primarily based upon customer demand, fashion trends, merchandise mix, pricing, advertising and retail location. The industry comprises mall-based specialty retailers, department stores, discount retailers, sporting goods stores and catalog and Internet athletic businesses, and the Registrant considers retailers operating in all of these venues to be its competitors. Foot Locker, through its various retail formats, is the leading mall-based specialty retailer of athletic footwear and apparel, and, through Footlocker.com/Eastbay, is a leading catalog and Internet retailer of athletic products.

MERCHANDISE PURCHASES

         The Registrant and its consolidated subsidiaries purchase merchandise from hundreds of vendors worldwide. In 2001, the Registrant purchased approximately 47 percent of its athletic merchandise from one major vendor and approximately 70 percent from its top five vendors. The Registrant considers vendor relations to be satisfactory.

         The Registrant's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Registrant emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

ITEM 2.  PROPERTIES

         The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores, factories and administrative and distribution facilities. Total selling area for the Athletic Stores and Direct to Customers segments at the end of the year was approximately 7.94 million square feet. These properties are primarily located in the United States, Canada and Europe.

         As of February 2, 2002, the Registrant operated three distribution centers, of which one was owned and two were leased, occupying an aggregate of
1.63 million square feet. The Registrant will operate these three distribution centers in 2002 to service its ongoing operations, two in the United States and one in Europe. The Registrant also has three additional distribution centers that were leased and sublet, occupying 1.1 million square feet.

         Refer to footnote 9 on page 43 of the Annual Report for additional information regarding the Registrant's and its consolidated subsidiaries' properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 2, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Executive Officers of the Registrant, as of April 18, 2002, is set forth below:

President and Chief Executive Officer and Director            Matthew D. Serra
Executive Vice President and Chief Financial Officer          Bruce L. Hartman
Senior Vice President, General Counsel and Secretary          Gary M. Bahler
Senior Vice President--Real Estate                            Jeffrey L. Berk
Senior Vice President--Strategic Planning                     Lauren B. Peters
Senior Vice President--Human Resources                        Laurie J. Petrucci
Senior Vice President and Chief Information Officer           Terry L. Talley
Vice President - Investor Relations and Treasurer             Peter D. Brown
Vice President and Chief Accounting Officer                   Robert W. McHugh


         Matthew D. Serra, age 57, has served as President since April 12, 2000 and Chief Executive Officer since March 4, 2001. He served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000. He served as Chairman and Chief Executive Officer of Stern's, a division of Federated Department Stores, Inc., from March 1993 to September 1998.

         Bruce L. Hartman, age 48, has served as Executive Vice President and Chief Financial Officer since April 18, 2002 and as Senior Vice President and Chief Financial Officer from February 1999 to April 17, 2002. Mr. Hartman served as Vice President-Corporate Shared Services from September 1998 to February 1999 and as Vice President and Controller from November 1996 to September 1998.

         Gary M. Bahler, age 50, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990. He served as Vice President from February 1993 to August 1998.

         Jeffrey L. Berk, age 46, has served as Senior Vice President-Real Estate since February 2000 and President of Foot Locker Realty, North America from January 1997 to February 2000.

         Lauren B. Peters, age 40, has served as Senior Vice President--Strategic Planning since April 18, 2002. Ms. Peters served as Vice President--Planning from January 2000 to April 17, 2002. She served as Vice President and Controller from September 1998 to January 2000 and as Assistant Controller of the Financial Services Center from March 1997 to August 1998. She previously spent seven years at May Department Stores Co. from November 1989 to March 1997.

         Laurie J. Petrucci, age 43, has served as Senior Vice President--Human Resources since May 2001. Ms. Petrucci served as Senior Vice President of Human Resources of Foot Locker Worldwide from March 2000 to April 2001. She served as Vice President of Organizational Development and Training of Foot Locker Worldwide from February 1999 to March 2000 and as Vice President--Human Resources of Foot Locker Canada from February 1997 to February 1999.

         Terry L. Talley, age 58, has served as Senior Vice President and Chief Information Officer since October 2001. Mr. Talley served as Managing Director of the Northern Group, a former business unit of the Registrant, from March 2001 to September 2001, and as Senior Vice President and Chief Financial Officer of Foot Locker Worldwide from January 1999 to March 2001. He served as Senior Vice President and Chief Financial Officer of Foot Locker Retail, Inc. from January 1998 to December 1998 and as Senior Vice President and Chief Financial Officer of Foot Locker Specialty, Inc. from February 1997 to December 1997.

         Peter D. Brown, age 47, has served as Vice President - Investor Relations and Treasurer since October 2001. Mr. Brown served as Vice President - Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer - Investor Relations and Corporate Development from August 2000 to April 2001. He served as Vice President and Chief Financial Officer of Lady Foot Locker from October 1999 to August 2000, as Director - Profit Improvement Task Force of Lady Foot Locker from November 1998 to October 1999 and as Assistant Treasurer from July 1993 to November 1998.

         Robert W. McHugh, age 43, has served as Vice President and Chief Accounting Officer since January 2000. He served as Vice President-Taxation from November 1997 to January 2000. He was a partner of KPMG LLP from July 1990 to October 1997.

         There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information related to the market for the Registrant's common stock on pages 48 to 50 of the Annual Report under the sections captioned, "Stock Plans," "Restricted Stock," "Shareholder Rights Plan" and "Shareholder Information and Market Prices (Unaudited)" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The Five Year Summary of Selected Financial Data on page 52 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 28 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk

                  The Registrant is exposed to market risk related to both foreign currency fluctuations and interest rates. Derivative financial instruments are used by the Registrant to manage its market risk exposure to foreign currency exchange rate fluctuations. Interest rate swaps have been utilized by the Registrant to minimize its exposure to interest rate fluctuations. There were no swap agreements in effect at February 2, 2002 or February 3, 2001. The Registrant, as a matter of policy, does not hold derivative financial instruments for trading or speculative purposes.

         Interest Rates

                  The Registrant's major exposure to market risk is to changes in interest rates, primarily in the United States. There is no cash flow exposure to rate changes for long-term debt obligations, which are fixed rate liabilities denominated in U.S. dollars. There were no short-term borrowings outstanding as of February 2, 2002. Short-term debt obligations reflect variable interest rate borrowings under the Registrant's revolving credit agreement. The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates of the Registrant's long-term debt obligations.


                                                                                                                         FEBRUARY 3,
 (IN MILLIONS)                       2002          2003         2004         2005         2006      THEREAFTER    TOTAL     2001
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                      $   32           --           --           --           --          348       $380      $233
Fixed rate
Weighted-average interest rate        7.21%        7.21%        7.21%        7.21%        7.21%        7.21%

         Foreign Currency Exchange Rates

                  For information regarding foreign exchange risk management, as required by Item 7A, refer to footnote 1 on page 34 and footnote 16 on page 44 to the Consolidated Financial Statements of the Annual Report which is incorporated herein by reference.

                  The table below presents the notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at February 2, 2002. Their fair values were not material.

                                                                              CONTRACT VALUE         WEIGHTED-AVERAGE
                                                                             (US IN MILLIONS)          EXCHANGE RATE
                                                                             ----------------          -------------
         INVENTORY
                  Buy euro/ Sell British pound                                     $ 34                     0.6182
                  Buy $US/Sell euro                                                  13                     0.8815
                  Buy $US/Sell CAD$                                                   3                     0.6289
                                                                                   ----
                                                                                   $ 50
                                                                                   ====
         INTERCOMPANY
                  Buy $US/Sell CAD$                                                $ 65                     0.6290
                  Buy euro/Sell British pound                                        10                     0.6198
                  Buy $US/Sell euro                                                   7                     0.8994
                  Buy $US/Sell British pound                                          1                     1.4230
                                                                                   ----
                                                                                   $ 83
                                                                                   ====

                  In addition, option contracts to sell euros, with a contract value totaling $6 million, were outstanding as of February 2, 2002, to hedge future cash flows related to the purchase of U.S. inventory.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         a)       Consolidated Financial Statements

                  The following, included in the Annual Report, are incorporated herein by reference:

                                                                                                                  Page (s) in
                                                                                                                 Annual Report
                                                                                                                 -------------
                  Independent Auditors' Report                                                                         29
                  Consolidated Statements of Operations - Years ended February 2, 2002,
                      February 3, 2001 and January 29, 2000                                                            30
                  Consolidated Statements of Comprehensive Income (Loss) - Years ended
                      February 2, 2002, February 3, 2001 and January 29, 2000                                          30
                  Consolidated Balance Sheets  - As of February 2, 2002 and February 3, 2001                           31
                  Consolidated Statements of Shareholders' Equity - Years ended February 2, 2002,
                      February 3, 2001 and January 29, 2000                                                            32
                  Consolidated Statements of Cash Flows - Years ended February 2, 2002,
                      February 3, 2001 and January 29, 2000                                                            33
                  Notes to Consolidated Financial Statements                                                        34-51

         b)       Supplementary Data

                  Quarterly Results on page 51 of the Annual Report is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information set forth in the Proxy Statement beginning with the section captioned "Directors Compensation and Benefits" through and including the section captioned "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth in the Proxy Statement under the section captioned "Beneficial Ownership of the Company's Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth in the Proxy Statement under the section captioned "Transactions with Management and Others" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) (a)(2)  Financial Statements

                  The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and is incorporated herein by reference.

         (a)(3) and (c) Exhibits

                  An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 11 through 15. Those exhibits, which are included in this Annual Report on Form 10-K, immediately follow the index.

(b)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended February 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FOOT LOCKER, INC.

                                             By: /s/  MATTHEW D. SERRA
                                                 ----------------------
                                                 Matthew D. Serra
                                                 President, Chief Executive
                                                 Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

           /s/  MATTHEW D. SERRA                   /s/  BRUCE L. HARTMAN
           ---------------------                   ---------------------
             Matthew D. Serra                         Bruce L. Hartman
                President,                       Executive Vice President and
          Chief Executive Officer                  Chief Financial Officer
               and Director

          /s/  ROBERT W. MCHUGH
          ---------------------
             Robert W. McHugh
            Vice President and
         Chief Accounting Officer

           /s/  J. CARTER BACOT                        /s/  JAMES E. PRESTON
            -------------------                        ---------------------
              J. Carter Bacot                            James E. Preston
              Non-Executive                                  Director
           Chairman of the Board

            /s/  PURDY CRAWFORD                       /s/  DAVID Y. SCHWARTZ
            -------------------                       ----------------------
              Purdy Crawford                             David Y. Schwartz
                 Director                                    Director

           /s/ NICHOLAS DIPAOLO                    /s/  CHRISTOPHER A. SINCLAIR
           --------------------                    ----------------------------
             Nicholas DiPaolo                         Christopher A. Sinclair
                 Director                                    Director

         /s/  PHILIP H. GEIER JR.                       /s/  CHERYL TURPIN
         ------------------------                       ------------------
            Philip H. Geier Jr.                            Cheryl Turpin
                 Director                                    Director

         /s/  JAROBIN GILBERT JR.                       /s/  DONA D. YOUNG
         ------------------------                        -----------------
            Jarobin Gilbert Jr.                            Dona D. Young
                 Director                                    Director

                                FOOT LOCKER, INC
                           INDEX OF EXHIBITS REQUIRED
                             BY ITEM 14 OF FORM 10-K
                           AND FURNISHED IN ACCORDANCE
                         WITH ITEM 601 OF REGULATION S-K

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

3(i)(b) Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c)
                  July 9, 1997 (incorporated herein by reference to Exhibit
                  3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998
                  (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No.
                  333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form
                  S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).

3(ii) By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 (the "May 5, 2001
                  Form 10-Q"), filed by the Registrant with the SEC on June 13,
                  2001).

4.1 The rights of holders of the Registrant's equity securities are defined in the Registrant's Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits
                  3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit
                  4.2(a) to the Registration Statement on Form S-8 (Registration
                  No. 333-62425) previously filed by the Registrant with the
                  SEC), and Exhibit 4.2 to the Registration Statement on Form
                  S-8 (Registration No. 333-74688) previously filed by the Registrant the SEC).

4.2               Rights Agreement dated as of March 11, 1998 ("Rights
                  Agreement"), between Foot Locker, Inc. and First Chicago Trust
                  Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4 to the Form 8-K dated March 11, 1998).

4.3               Amendment No. 1 to the Rights Agreement dated as of May 28,
                  1999 (incorporated herein by reference to Exhibit 4.2(a) to the Quarterly Report on Form 10-Q for the quarterly period ended May 1, 1999, filed by the Registrant with the SEC on June 4, 1999).

4.4               Amendment No. 2 to the Rights Agreement dated as of October
                  24, 2001 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No.
                  333-74688) previously filed by the Registrant with the SEC).

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                        DESCRIPTION
--------------                        -----------
4.5               Amendment No. 3 to the Rights Agreement dated as of March 18,
                  2002.

4.6 Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form
                  S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).4.7 Forms of Medium-Term Notes (Fixed
                  Rate and Floating Rate) (incorporated herein by reference to Exhibits 4.4 and 4.5 to the Registration Statement on Form S-3
                  (Registration No. 33-43334) previously filed by the Registrant with the SEC).

4.8 Form of 8 1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant's Form 8-K dated
                  January 16, 1992).

4.9 Indenture dated as of June 8, 2001 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form
                  S-3 (Registration No. 333-64930) previously filed by the Registrant with the SEC).

4.10 Form of 5.50% Convertible Subordinated Note (incorporated herein by reference to Exhibit 4.2 to the Registration
                  Statement on Form S-3 (Registration No. 333-64930) previously filed by the Registrant with the SEC).

4.11              Registration Rights Agreement dated as of June 8, 2001
                  (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No.
                  333-64930) previously filed by the Registrant with the SEC).

4.12              Distribution Agreement dated July 13, 1995 and Forms of Fixed
                  Rate and Floating Rate Notes (incorporated herein by reference to Exhibits 1, 4.1 and 4.2, respectively, to the Registrant's
                  Form 8-K dated July 13, 1995).


5                 *

8                 *

9                 *

10.1 1986 Foot Locker Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995, filed by the Registrant with the SEC on April 24, 1995 (the "1994 Form
                  10-K")).

10.2              Amendment to the 1986 Foot Locker Stock Option Plan
                  (incorporated herein by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended
                  January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the "1995 Form 10-K")).

10.3 Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the 1994 Form 10-K).

10.4 Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual
                  Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998 (the "1997
                  Form 10-K").

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                        DESCRIPTION
--------------                        -----------
10.5              Amendment to the Foot Locker 1998 Stock Option and Award Plan
                  (incorporated herein by reference to Exhibit 10.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the period
                  ended July 29, 2000, filed by the Registrant with the SEC on
                  September 7, 2000 (the "July 29, 2000 Form 10-Q)).

10.6 Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the "8-B Registration
                  Statement")).10.7 Amendment to the Executive Supplemental
                  Retirement Plan (incorporated herein by reference to Exhibit
                  10(c)(i) to the 1994 Form 10-K).

10.8              Amendment to the Executive Supplemental Retirement Plan
                  (incorporated herein by reference to Exhibit 10(d)(ii) to the 1995 Form 10-K).

10.9 Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K).

10.10             Long-Term Incentive Compensation Plan, as amended and restated
                  (incorporated herein by reference to Exhibit 10(f) to the 1995
                  Form 10-K).

10.11 Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the July 29, 2000 Form
                  10-Q).

10.12 Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration
                  Statement).

10.13 Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the May 5, 2001 Form
                  10-Q).

10.14 Foot Locker Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 Form 10-K).

10.15 Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).

10.16             Trust Agreement dated as of November 12, 1987 ("Trust
                  Agreement"), between F.W. Woolworth Co. and The Bank of New
                  York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration
                  Statement).

10.17             Amendment to Trust Agreement made as of April 11, 2001
                  (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).

10.18             Foot Locker Directors' Retirement Plan, as amended
                  (incorporated herein by reference to Exhibit 10(k) to the 8-B
                  Registration Statement).

10.19             Amendments to the Foot Locker Directors' Retirement Plan
                  (incorporated herein by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995 (the "October 28, 1995 Form 10-Q")).

10.20             Employment Agreement with Matthew D. Serra dated as of
                  February 9, 2000 (incorporated herein by reference to Exhibit
                  10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 29, 2000, filed by the Registrant with the SEC on June 12, 2000).

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                        DESCRIPTION
--------------                        -----------
10.21             Amendment to Employment Agreement with Matthew D. Serra dated as of November 14, 2001.

10.22             Restricted Stock Agreement with Matthew D. Serra dated as of
                  March 4, 2001 (incorporated herein by reference to Exhibit
                  10.3 to the May 5, 2001 Form 10-Q).

10.23 Foot Locker Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the period ended October 31, 1998 (the
                  "October 31, 1998 Form 10-Q").10.24 Form of Senior Executive
                  Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the "1999 Form 10-K")).

10.25 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.26 Foot Locker, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant's October 28, 1995 Form 10-Q).

10.27 Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).

10.28 Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the 1998 Form 10-K).

10.29             Amendment No. 5 dated as of June 8, 2001 to the Credit
                  Agreement dated as of April 9, 1997 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 filed by the Registrant with the SEC on September 18, 2001).

10.30             Letter of Credit Agreement dated as of March 19, 1999
                  (incorporated herein by reference to Exhibit 10.35 to the 1998
                  10-K).

10.31 Nonstatutory Stock Option Grant Agreement with J. Carter Bacot dated as of February 12, 2001 (incorporated herein by reference to Exhibit 10.6 to the May 5, 2001 Form 10-Q).

11                *

12                Computation of Ratio of Earnings to Fixed Charges.

13                2001 Annual Report to Shareholders.

15                *

16                *

17                *

18 Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 Form 10-K).

 EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                        DESCRIPTION
--------------                        -----------
19                *

20                *

21                Subsidiaries of the Registrant.

22                *

23                Consent of Independent Auditors.

24                *

25                *

26                *

99                *

*  Not applicable

Exhibits filed with Form 10-K:

Exhibits No.

4.5               Amendment No. 3 to the Rights Agreement dated as of March 18,
                  2002.

10.21 Amendment to Employment Agreement with Matthew D. Serra dated as of November 14, 2001.

12                Computation of Ratio of Earnings to Fixed Charges.

13                2001 Annual Report to Shareholders.

21                Subsidiaries of the Registrant.

23                Consent of Independent Auditors.