Form 10-Q
period 2002-05-04
FOOT LOCKER INC
filed 2002-06-14
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended May 4, 2002

Commission file no. 1-10299


                                FOOT LOCKER, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                  New York                                           13-3513936
---------------------------------------------          --------------------------------------
(State or other jurisdiction of incorporation          (I.R.S.  Employer  Identification No.)
              or organization)


112 W. 34th Street, New York, New York                                 10120
--------------------------------------                               ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number:  (212) 720-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding at June 1, 2002: 140,403,482

                                FOOT LOCKER, INC.

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

                      Condensed Consolidated Statements
                           of Comprehensive Income................................................3

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

                      Notes to Condensed Consolidated
                           Financial Statements................................................5-10

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................10-14


Part II.  Other Information

          Item 1.     Legal Proceedings..........................................................15

          Item 6.     Exhibits and Reports on Form 8-K...........................................15

                      Signature..................................................................16

                      Index to Exhibits..........................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (in millions, except shares)

                                                                             May 4,                May 5,               February 2,
                                                                              2002                  2001                  2002
                                                                            ---------             ---------             ---------
                                                                           (Unaudited)           (Unaudited)            (Audited)
                                     ASSETS
Current assets
   Cash and cash equivalents ...................................            $     278             $      29             $     215
   Merchandise inventories .....................................                  839                   786                   793
   Assets of discontinued operations ...........................                    3                    31                     5
   Assets held for sale ........................................                   --                    86                    --
   Other current assets ........................................                   86                   109                   102
                                                                            ---------             ---------             ---------
                                                                                1,206                 1,041                 1,115
Property and equipment, net ....................................                  626                   656                   637
Deferred taxes .................................................                  253                   229                   251
Goodwill and intangible assets .................................                  194                   189                   191
Assets of business transferred under
      contractual arrangement (note receivable) ................                   12                    --                    30
Other assets ...................................................                   74                   128                    73
                                                                            ---------             ---------             ---------
                                                                            $   2,365             $   2,243             $   2,297
                                                                            =========             =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................            $     353             $     279             $     272
   Accrued liabilities .........................................                  183                   187                   211
   Current portion of repositioning and restructuring reserves .                    6                    11                     6
   Current portion of reserve for discontinued operations ......                   11                    55                    16
   Liabilities of discontinued operations ......................                    5                    20                     7
   Liabilities of businesses held for sale .....................                   --                    17                    --
   Current portion of long-term debt and obligations
     under capital leases ......................................                   32                    54                    34
                                                                            ---------             ---------             ---------
                                                                                  590                   623                   546
Long-term debt and obligations
   under capital leases ........................................                  365                   258                   365
Liabilities of business transferred under
   contractual arrangement .....................................                   12                    --                    12
Other liabilities ..............................................                  372                   314                   382
Shareholders' equity
   Common stock and paid-in capital: 140,428,144;
     139,231,072 and 139,980,630 shares, respectively ..........                  367                   354                   363
   Retained earnings ...........................................                  817                   742                   797
   Accumulated other comprehensive loss ........................                 (158)                  (47)                 (168)
   Less: Treasury stock at cost: 70,220; 214,625 and
     70,220 shares, respectively ...............................                   --                    (1)                   --
                                                                            ---------             ---------             ---------
Total shareholders' equity .....................................                1,026                 1,048                   992
                                                                            ---------             ---------             ---------
                                                                            $   2,365             $   2,243             $   2,297
                                                                            =========             =========             =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     (in millions, except per share amounts)

                                                                              Thirteen weeks ended
                                                                        ---------------------------------
                                                                           May 4,                May 5,
                                                                           2002                   2001
                                                                        ----------             ----------
Sales ......................................................            $    1,090             $    1,072

Costs and Expenses

  Cost of sales ............................................                   770                    746
  Selling, general and administrative expenses .............                   220                    231
  Depreciation and amortization ............................                    36                     38
  Interest expense, net ....................................                     7                      4
                                                                        ----------             ----------
                                                                             1,033                  1,019
                                                                        ----------             ----------
Income from continuing operations before
     income taxes ..........................................                    57                     53
Income tax expense .........................................                    19                     21
                                                                        ----------             ----------
Income from continuing operations ..........................                    38                     32
Income (loss) on disposal of discontinued operations, net of
     income tax benefit of $- and $5 .......................                   (18)                     5
                                                                        ----------             ----------
Net income .................................................            $       20             $       37
                                                                        ==========             ==========

Basic earnings per share:
     Income from continuing operations .....................            $     0.26             $     0.23
     Income (loss) from discontinued operations ............                 (0.12)                  0.04
                                                                        ----------             ----------
     Net income ............................................            $     0.14             $     0.27
                                                                        ==========             ==========
Weighted-average common shares outstanding .................                 140.1                  138.6

Diluted earnings per share:
     Income from continuing operations .....................            $     0.26             $     0.23
     Income (loss) from discontinued operations ............                 (0.12)                  0.04
                                                                        ----------             ----------
     Net income ............................................            $     0.14             $     0.27
                                                                        ==========             ==========
Weighted-average common shares assuming dilution ...........                 150.9                  139.7

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                  (in millions)

                                                                                         Thirteen weeks ended
                                                                                    --------------------------------
                                                                                     May 4,                  May 5,
                                                                                      2002                    2001
                                                                                    --------                --------
Net income .........................................................                $     20                $     37

Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments arising during the period                      10                      (7)
  Change in fair value of derivatives, net of tax of $- ............                      --                       1
                                                                                    --------                --------
Comprehensive income ...............................................                $     30                $     31
                                                                                    ========                ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (in millions)

                                                                                                 Thirteen weeks ended
                                                                                           ---------------------------------
                                                                                             May 4,                 May 5,
                                                                                              2002                   2001
                                                                                           ----------             ----------
From Operating Activities:
   Net income .................................................................            $       20             $       37
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities of continuing operations:
     (Income) loss on disposal of discontinued operations, net of tax .........                    18                     (5)
     Depreciation and amortization ............................................                    36                     38
     Deferred income taxes ....................................................                    13                     (8)
     Change in assets and liabilities:
       Merchandise inventories ................................................                   (42)                   (59)
       Accounts payable and other accruals ....................................                    46                    (20)
       Other, net .............................................................                     2                    (13)
                                                                                           ----------             ----------
   Net cash provided by (used in) operating activities of continuing operations                    93                    (30)
                                                                                           ----------             ----------

From Investing Activities:
   Lease acquisition costs ....................................................                    (3)                    (4)
   Capital expenditures .......................................................                   (25)                   (12)
                                                                                           ----------             ----------
   Net cash used in investing activities of continuing operations .............                   (28)                   (16)
                                                                                           ----------             ----------

From Financing Activities:
   Reduction in long-term debt and capital lease obligations ..................                    (1)                    (2)
   Issuance of common stock ...................................................                     3                      3
                                                                                           ----------             ----------
   Net cash provided by financing activities of continuing operations .........                     2                      1
                                                                                           ----------             ----------

Net Cash used in Discontinued Operations ......................................                    (4)                   (38)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents ...............................................                    --                      3
                                                                                           ----------             ----------

Net change in Cash and Cash Equivalents .......................................                    63                    (80)
Cash and Cash Equivalents at beginning of year ................................                   215                    109
                                                                                           ----------             ----------
Cash and Cash Equivalents at end of interim period ............................            $      278             $       29
                                                                                           ==========             ==========

Cash paid during the period:

   Interest ...................................................................            $       --             $        1
   Income taxes ...............................................................            $        5             $        6

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 2, 2002, as filed with the Securities and Exchange Commission (the "SEC") on April 29, 2002. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the results expected for the year.

Goodwill and Intangible Assets

         The Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002. Accordingly, the Registrant stopped amortizing goodwill in the first quarter of 2002. All intangible assets have finite lives and will continue to be amortized over their useful lives. The Registrant is required to test for potential impairment of goodwill and intangible assets at least on an annual basis. The Registrant completed its transitional review, which did not result in an impairment charge.

         The following would have resulted had the provisions of the new standards been applied as of February 4, 2001:

                                                                      May 5,
                                                                       2001
                                                                      ------
Income from continuing operations (in millions)
     As reported .......................................              $   32

     Pro forma .........................................              $   33

Basic earnings per share
     As reported .......................................              $ 0.23

     Pro forma .........................................              $ 0.24

Diluted earnings per share
     As reported .......................................              $ 0.23

     Pro forma .........................................              $ 0.24

                  There were no material changes in the carrying value of goodwill during the first quarter of 2002. The carrying value of goodwill by operating segment as of May 4, 2002 was as follows:

                                                                      May 4,
                                                                       2002
                                                                       ----
     (in millions)
     Athletic Stores ...........................                       $ 55

     Direct to Customers .......................                         80
                                                                       ----
     Total Goodwill ............................                       $135
                                                                       ====

         Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of May 4, 2002 was approximately 12 years. Amortization expense for lease acquisition costs was approximately $2 million for the first quarter of 2002 and 2001. Annual estimated amortization expense is expected to be $8 million for 2002 and approximately $7 million for each of the succeeding four years.

          Finite life intangible assets subject to amortization, were as follows:

                                               Gross
                                              Carrying        Accumulated
     Lease Acquisition Costs (in millions)     Amount         Amortization           Net
                                                ----              ----               ----
     May 4, 2002                                $ 94              $(35)              $ 59
     May 5, 2001                                $ 81              $(33)              $ 48
     February 2, 2002                           $ 90              $(34)              $ 56

Impairment or Disposal of Long-Lived Assets

         Effective as of February 3, 2002, the Registrant adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The pronouncement now provides for a single accounting model for reporting long-lived assets to be disposed of by sale. Certain balances in prior periods have been reclassified in the Condensed Consolidated Balance Sheets to conform to the presentation required by the pronouncement. The adoption of SFAS No. 144 did not have a material impact on the Registrant's financial position or results of operations.

Derivative Financial Instruments

         In the first quarter of 2001, the Registrant recorded other comprehensive income of approximately $1 million, reflecting the impact of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the quarters ended May 4, 2002 and May 5, 2001, the ineffectiveness related to cash flow hedges and the change in fair value of derivative financial instruments designated as hedges was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

         During the quarter ended May 4, 2002, the change in fair value of derivative instruments not designated as hedges was not material. During the quarter ended May 5, 2001, the Registrant recorded a loss of approximately $1 million for the change in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange gain related to the underlying transactions.

Discontinued Operations

         On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser operates the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net amount of the assets and liabilities of the former operations were written down to the estimated fair value of the Note in the second quarter of 2001. Due to the poor performance of the Northern Group stores in Canada since the transaction, the Registrant recorded a charge of $18 million in the first quarter of 2002. The charge comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note.

         In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group.

         Net disposition activity of $21 million for the first quarter of 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, real estate disposition activity of $2 million and severance of $1 million. Of the remaining reserve balance of $8 million at May 4, 2002, $3 million is expected to be utilized within twelve months and the remaining $5 million thereafter.

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The remaining reserve balances totaled $24 million as of May 4, 2002, $8 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NORTHERN GROUP (in millions)

                                     Balance      Net       Charge/    Balance
                                    2/2/2002     Usage     (Income)   5/4/2002
                                      ----       ----        ----       ----
Real estate & lease liabilities       $  6       $ (2)       $ --       $  4
Severance & personnel                    2         (1)         --          1
Asset impairments                       --        (18)         18         --
Other costs                              3         --          --          3
                                      ----       ----        ----       ----
Total                                 $ 11       $(21)       $ 18       $  8
                                      ====       ====        ====       ====

INTERNATIONAL GENERAL MERCHANDISE (in millions)

                                     Balance      Net       Charge/    Balance
                                    2/2/2002     Usage     (Income)   5/4/2002
                                      ----       ----        ----       ----
The Bargain! Shop                     $ 6        $(1)         $--       $ 5
                                      ===        ===          ===       ===

SPECIALTY FOOTWEAR (in millions)

                                     Balance      Net       Charge/    Balance
                                    2/2/2002     Usage     (Income)   5/4/2002
                                      ---       ----         ---        ---
Real estate & lease liabilities       $ 7       $--          $--        $ 7
Other costs                             2        (1)          --          1
                                      ---       ---          ---        ---
Total                                 $ 9       $(1)         $--        $ 8
                                      ===       ===          ===        ===


DOMESTIC GENERAL MERCHANDISE (in millions)

                                     Balance      Net       Charge/    Balance
                                    2/2/2002     Usage     (Income)   5/4/2002
                                      ----       ----        ----       ----
Real estate & lease liabilities        $10        $(1)         $--        $ 9
Legal and other costs                    2         --           --          2
                                       ---        ---          ---        ---
Total                                  $12        $(1)         $--        $11
                                       ===        ===          ===        ===

         The following is a summary of the assets and liabilities of discontinued operations:

                                                                                                  DOMESTIC
                                                              NORTHERN           SPECIALTY         GENERAL
(in millions)                                                  GROUP             FOOTWEAR        MERCHANDISE           TOTAL
                                                               ------             ------            ------             ------
5/4/2002
Assets                                                         $   --             $    1            $    2             $    3
Liabilities                                                         2                  1                 2                  5
                                                               ------             ------            ------             ------
Net assets (liabilities) of discontinued operations            $   (2)            $   --            $   --             $   (2)
                                                               ======             ======            ======             ======

5/5/2001
Assets                                                         $   27             $    2            $    2             $   31
Liabilities                                                        17                  1                 2                 20
                                                               ------             ------            ------             ------
Net assets of discontinued operations                          $   10             $    1            $   --             $   11
                                                               ======             ======            ======             ======

2/2/2002
Assets                                                         $    1             $    2            $    2             $    5
Liabilities                                                         3                  1                 3                  7
                                                               ------             ------            ------             ------
Net assets (liabilities) of discontinued operations            $   (2)            $    1            $   (1)            $   (2)
                                                               ======             ======            ======             ======

         The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. The assets at May 5, 2001 comprised inventory, fixed assets and other current assets and liabilities comprised accounts payable, restructuring reserves and other accrued liabilities. The assets and liabilities of the Northern Group stores in Canada to be sold were reclassified as "Assets held for sale" ($50 million) and "Liabilities of businesses held for sale" ($13 million) as of May 5, 2001. As previously mentioned, subsequent to the Northern Group Canada transaction, those assets and liabilities have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

Restructuring Programs

1999 Restructuring

         Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001.

         The net assets of The San Francisco Music Box Company and the assets related to the Burger King and Popeye's franchises as of May 5, 2001 have been valued at the lower of cost or net realizable value. These assets, totaling $36 million, and liabilities, totaling $4 million, have been reclassified as "Assets held for sale" and "Liabilities of businesses held for sale", respectively, in the Condensed Consolidated Balance Sheet as of May 5, 2001.

         Disposition activity related to the reserves is presented below. The remaining reserve balance at May 4, 2002 totaled $6 million, $5 million of which is expected to be utilized within twelve months.

NON-CORE BUSINESSES
(in millions)

                                 Balance      Net         Charge/   Balance
                                 2/2/2002     Usage       (Income)  5/4/2002
                                 -------------------------------------------
Real estate                      $ 1          $ --          $ --      $ 1
Other disposition costs            3            --            --        3
                                 -------------------------------------------
Total                            $ 4          $ --          $ --      $ 4
                                 ===========================================


CORPORATE OVERHEAD AND LOGISTICS
(in millions)

                                 Balance      Net         Charge/   Balance
                                 2/2/2002     Usage       (Income)  5/4/2002
                                 -------------------------------------------
Real estate                      $ 1          $ 1           $ --      $ 2
                                 ===========================================

TOTAL RESTRUCTURING RESERVES
(in millions)

                                 Balance      Net         Charge/   Balance
                                 2/2/2002     Usage       (Income)  5/4/2002
                                 -------------------------------------------
Real estate                      $ 2          $ 1          $--        $ 3
Other disposition costs            3           --           --          3
                                 ------------------------------------------
Total                            $ 5          $ 1          $--        $ 6
                                 ==========================================

1993 Repositioning and 1991 Restructuring

         In the first quarter of 2002, disposition activity reduced the reserve balance by approximately $1 million. The remaining reserve balance of $2 million comprised future lease obligations.

Earnings Per Share

         Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of convertible long-term debt. The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share for continuing operations.

                                                         Thirteen weeks ended
                                                          -------------------
(in millions)                                             May 4,       May 5,
                                                           2002         2001
                                                          ------       ------
Numerator:
Income from continuing operations .................       $   38       $   32
Effect of Dilution:

Convertible debt ..................................            1           --
                                                          ------       ------
Income from continuing operations assuming dilution       $   39       $   32
                                                          ======       ======

Denominator:
Weighted-average common shares outstanding ........        140.1        138.6
Effect of Dilution:

Stock options and awards ..........................          1.3          1.1
Convertible debt ..................................          9.5           --
                                                          ------       ------
Weighted-average common shares assuming dilution ..        150.9        139.7
                                                          ======       ======

         Options to purchase 1.8 million and 3.9 million shares of common stock were not included in the computation for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss comprised foreign currency translation adjustments of $43 million, $47 million, and $53 million at May 4, 2002, May 5, 2001 and February 2, 2002, respectively. Accumulated other comprehensive loss included a minimum pension liability adjustment of $115 million at May 4, 2002 and February 2, 2002.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively, are presented below. Operating results reflect income from continuing operations before income taxes, net corporate expense and net interest expense.

         Sales:

(in millions)                                        Thirteen weeks ended
                                                   -------------------------
                                                May 4, 2002        May 5, 2001
                                                   ------             ------
Athletic Stores ..................                 $1,006             $  977
Direct to Customers ..............                     84                 78
                                                   ------             ------
                                                    1,090              1,055
All Other (1) ....................                     --                 17
                                                   ------             ------
                                                   $1,090             $1,072
                                                   ======             ======

(1) Reflects The San Francisco Music Box Company and the Burger King and Popeye's franchises.

         Operating Results:

(in millions)                                    Thirteen weeks ended
                                             ----------------------------
                                            May 4, 2002        May 5, 2001
                                             --------            --------
Athletic Stores .................            $     69            $     73
Direct to Customers .............                   8                   4
                                             --------            --------
                                                   77                  77
All Other (1) ...................                  --                  (3)
                                             --------            --------
      Operating profit ..........                  77                  74
      Corporate expense .........                  13                  17
      Interest expense, net .....                   7                   4
                                             --------            --------
Income from continuing operations
   before income taxes ..........            $     57            $     53
                                             ========            ========

(1) Reflects The San Francisco Music Box Company and the Burger King and Popeye's franchises.

Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, and the Registrant will adopt it as of the beginning of fiscal year 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be depreciated or amortized consistent with the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The Registrant is currently evaluating the impact of the adoption of SFAS No. 143 on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company and the Burger King and Popeye's franchises.

RESULTS OF OPERATIONS

         Sales of $1,090 million for the first quarter of 2002 increased 1.7 percent from sales of $1,072 million for the first quarter of 2001. Excluding the impact of foreign currency fluctuations and sales from businesses disposed and held for disposal in the prior year, sales increased 3.7 percent as compared with the corresponding prior-year period. The increase reflected an increase of
1.4 percent in comparable-store sales and the Registrant's successful new store opening program. Sales in the first quarter of 2002 were negatively impacted by certain higher-priced marquee footwear that did not sell as well as anticipated.

         Gross margin, as a percentage of sales, of 29.4 percent in the first quarter of 2002 declined by 100 basis points as compared with 30.4 percent in the corresponding prior-year period. This decline primarily reflected additional markdowns that were required to sell certain slow-moving higher-priced marquee footwear and the continuing promotional environment. Management's aggressive initiatives with regard to effective merchandising have enabled inventory levels at May 4, 2002 to remain in line with plan. Buyers' salaries and occupancy costs, as a percentage of sales, for the thirteen weeks ended May 4, 2002, improved slightly from the corresponding prior-year period.

         Selling, general and administrative expenses ("SG&A") of $220 million improved by 130 basis points, as a percentage of sales, to 20.2 percent in the first quarter of 2002 as compared with 21.5 percent in the corresponding prior-year period. This improvement reflected the Registrant's continued cost-reduction efforts in all areas in 2002, particularly in payroll and logistics. The completion of the sales of The San Francisco Music Box Company and the Burger King and Popeye's franchises in 2001 also contributed to the reduction in SG&A, as a percentage of sales.

         Depreciation and amortization declined by $2 million for the first quarter of 2002, which reflected the impact of no longer amortizing goodwill as required by SFAS No. 142, which was adopted by the Registrant effective February 3, 2002.

         Interest expense of $8 million was flat for the thirteen weeks ended May 4, 2002 as compared with the corresponding prior-year period. The increase in interest expense in 2002 associated with the issuance of $150 million 5.50% convertible notes in June 2001 was offset by the impact of the retirement of the $50 million 7.00% medium-term notes in October 2001 and reduced amortization of deferred financing costs related to the revolving credit facility. Interest income declined to $1 million for the thirteen weeks ended May 4, 2002 from $4 million for the thirteen weeks ended May 5, 2001. The thirteen weeks ended May 5, 2001 included intercompany interest income related to the Northern Group segment of $3 million. The offsetting interest expense was charged to the reserve for discontinued operations in 2001.

         During the first quarter of 2002, the Registrant recorded a $3 million tax benefit related to a multi-state tax planning strategy, which reduced the effective tax rate for the thirteen weeks ended May 4, 2002 to 34.2 percent, as compared with 39.0 percent for the corresponding prior-year period. This tax planning strategy resulted in a reduction in the valuation allowance. The Registrant expects the effective tax rate to approximate 37.5 percent for the remainder of 2002.

         Income from continuing operations of $38 million, or $0.26 per diluted share, for the thirteen weeks ended May 4, 2002, improved by $0.03 per diluted share from $32 million for the thirteen weeks ended May 5, 2001. For the quarter ended May 4, 2002, the Registrant reported net income of $20 million, or $0.14 per diluted share, compared with net income of $37 million, or $0.27 per diluted share for the corresponding prior-year period. The first quarter of 2002 included a loss on the disposal of discontinued operations of $18 million, or $0.12 per diluted share, due to the poor performance of the Northern Group Canada business. During the quarter ended May 5, 2001, the Registrant recorded a $5 million tax benefit, or $0.04 per diluted share, as a result of the implementation of tax planning strategies related to the disposal of the Northern Group segment.

STORE COUNT

         The following table summarizes store count. During the thirteen weeks ended May 4, 2002, the Registrant remodeled or relocated 60 stores.

                                           February 2,                                    May 4,         May 5,
                                             2002          Opened          Closed         2002           2001
                                             -----          -----          -----          -----          -----
Athletic Stores ...................          3,590             25             33          3,582          3,559
Disposed and held for disposal.....             --             --             --             --            179
                                             -----          -----          -----          -----          -----
Total .............................          3,590             25             33          3,582          3,738
                                             -----          -----          -----          -----          -----

SALES

The following table summarizes sales by segment.

                                                   Thirteen weeks ended
                                            ----------------------------------
                                            May 4, 2002             May 5, 2001
                                            ----------              ----------
(in millions)
Athletic Stores ..............              $    1,006              $      977
Direct to Customers ..........                      84                      78
                                            ----------              ----------
                                                 1,090                   1,055
Disposed and held for disposal                      --                      17
                                            ----------              ----------
Total sales ..................              $    1,090              $    1,072
                                            ==========              ==========

         Athletic Stores sales increased by 3.0 percent, reflecting a comparable-store sales increase of 1.0 percent and the Registrant's successful new store opening program. Footwear, basketball in particular, continued to drive the sales growth across most formats, as the number of launches of marquee and exclusive footwear products was increased throughout the thirteen weeks ended May 4, 2002, compared with the corresponding prior-year period. Sales in the United States were negatively impacted by certain higher-priced marquee footwear that did not sell as well as anticipated, which required incremental markdowns in order to maintain inventory levels in line with plan. The international formats, Foot Locker Europe in particular, continued to achieve strong sales growth in the first quarter of 2002.

         Direct to Customers sales increased by 7.7 percent for the thirteen weeks ended May 4, 2002 as compared with the corresponding prior-year period. Internet sales increased by 57.1 percent for the thirteen weeks ended May 4, 2002 to $33 million as compared with the corresponding period in the prior year. This increase in Internet sales was partially offset by a decline in catalog sales, reflecting the growing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet.

         The Registrant expects to meet its sales plan for the second quarter of 2002 by continuing to promote its products aggressively in what it expects will be a highly competitive retail environment. In addition, management expects that it can meet customer demand for a lower-priced range of marquee footwear without negatively impacting gross margin.

OPERATING RESULTS

         Operating results reflect income from continuing operations before income taxes, net corporate expense and net interest expense. The following table summarizes operating profit by segment.

                                                       Thirteen weeks ended
                                                      May 4,           May 5,
                                                       2002             2001
                                                     --------         --------
(in millions)
Athletic Stores .......................              $     69         $     73
Direct to Customers ...................                     8                4
                                                     --------         --------
                                                           77               77
Disposed and held for disposal ........                    --               (3)
                                                     --------         --------
Total operating profit ................              $     77         $     74
                                                     ========         ========

         Athletic Stores operating profit decreased by 5.5 percent for the first quarter of 2002 as compared with the corresponding prior-year period. The decrease in the first quarter of 2002 is primarily a result of the reduced gross margin rate performances due to the markdowns taken to sell slow-moving marquee product, which were offset, in part, by operating expense reductions. Operating profit, as a percentage of sales, decreased to 6.9 percent in the first quarter of 2002 from 7.5 percent in the corresponding prior-year period.

         Direct to Customers operating results doubled for the thirteen weeks ended May 4, 2002, as compared with the corresponding period ended May 5, 2001. Operating profit, as a percentage of sales, increased to 9.5 percent in the first quarter of 2002 from 5.1 percent in the corresponding prior-year period. The improved operating performance in 2002 was driven primarily by increased sales in the Internet business.

STRATEGIC DISPOSITIONS AND REPOSITIONING

         On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser operates the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net amount of the assets and liabilities of the former operations were written down to the estimated fair value of the Note in the second quarter of 2001. Due to the poor performance of the Northern Group stores in Canada since the transaction, the Registrant recorded a charge of $18 million in the first quarter of 2002. The charge comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Registrant's primary sources of cash have been from operations, borrowings under the revolving credit agreement and proceeds from the sale of non-strategic assets. During the second quarter of 2001, the Registrant raised $150 million in cash through the issuance of subordinated convertible notes. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

         Operating activities of continuing operations provided cash of $87 million for the thirteen weeks ended May 4, 2002 compared with $30 million cash used in operations for the thirteen weeks ended May 5, 2001. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. The increase in cash from operations in 2002 was due to working capital changes. The increase in merchandise inventories for the first quarter of 2002 was more than offset by the increase in accounts payable and accrued liabilities, whereas the first quarter of 2001 resulted in net cash outflows for both merchandise inventories and accounts payable and accrued liabilities.

         Net cash used in investing activities of continuing operations of $28 million and $16 million for the first quarter of 2002 and 2001, respectively, reflected capital expenditures and lease acquisition costs. Total planned capital expenditures of $165 million for 2002 comprise $116 million for new store openings and modernizations of existing stores, $25 million for the development of information systems and other support facilities and lease acquisition costs of $24 million, primarily related to the Registrant's European operations. The Registrant has the ability to revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it.

         Financing activities for the Registrant's continuing operations provided cash of $2 million for the thirteen weeks ended May 4, 2002 compared with cash provided by financing activities of $1 million for the corresponding prior-year period. There were no short-term borrowings outstanding during the first thirteen weeks of 2002 or 2001. Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, fund the repayment of the medium-term notes due in October 2002, and support the development of its short-term and long-term strategies. On March 29, 2002, Standard & Poor's increased the Registrant's credit rating to BB+ and on May 28, 2002, Moody's Investors Service upgraded its rating to Ba2.

         Net cash used in discontinued operations includes the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, and the Registrant will adopt it as of the beginning of fiscal year 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be depreciated or amortized consistent with the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The Registrant is currently evaluating the impact of the adoption of SFAS No. 143 on its results of operations and financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, unseasonable weather, risks associated with foreign global sourcing, including political instability and changes in import regulations, economic conditions worldwide, and the ability of the Registrant to execute its business plans effectively with regard to each of its business units. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended May 4, 2002.

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

                                                  FOOT LOCKER, INC.
                                                  -----------------
                                                  (Registrant)





Date: June 14, 2002                               /s/ Bruce L. Hartman
                                                  ------------------------------
                                                  BRUCE L. HARTMAN
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                                 Description
   -----------------                                 -----------
         10                        Nonstatutory Stock Option Grant Agreement
                                   with J. Carter Bacot dated as of February 4,
                                   2002.

         12                        Computation of Ratio of Earnings to Fixed
                                   Charges.

         15                        Letter re: Unaudited Interim Financial
                                   Statements.

         99                        Independent Accountants' Review Report.