Form 10-Q
period 2002-08-03
FOOT LOCKER INC
filed 2002-09-12
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 3, 2002


Commission file no. 1-10299


                                FOOT LOCKER, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                New York                                        13-3513936
----------------------------------------                   --------------------
(State or other jurisdiction of incorporation               (I.R.S.  Employer
          or organization)                                  Identification No.)


112 W. 34th Street, New York, New York                              10120
--------------------------------------                         ----------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number:  (212) 720-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Number of shares of Common Stock outstanding at September 6, 2002: 140,936,050

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

                   Condensed Consolidated Statements of Operations.............2

                   Condensed Consolidated Statements of Comprehensive
                     Income (Loss).............................................3

                   Condensed Consolidated Statements of Cash Flows.............4

                   Notes to Condensed Consolidated Financial Statements.....5-11

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................11-17


Part II.  Other Information

          Item 1.  Legal Proceedings..........................................17

          Item 4.  Submission of Matters to a Vote of Security Holders.....17-18

          Item 6.  Exhibits and Reports on Form 8-K...........................18

                   Signature..................................................19

                   Certifications..........................................20-21

                   Index to Exhibits..........................................22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                     August 3,     August 4,     February 2,
                                                                       2002           2001          2002
                                                                    -----------   -----------    -----------
                                                                    (Unaudited)   (Unaudited)    (Audited)
                                     ASSETS

Current assets
   Cash and cash equivalents ...................................      $   307       $   189       $   215
   Merchandise inventories .....................................          887           835           793
   Assets of discontinued operations ...........................            3             4             5
   Assets held for sale ........................................         --              61          --
   Other current assets ........................................          110            99           102
                                                                    -----------   -----------    -----------
                                                                        1,307         1,188         1,115
Property and equipment, net ....................................          626           643           637
Deferred taxes .................................................          247           222           251
Goodwill and intangible assets .................................          202           188           191
Assets of business transferred under
      contractual arrangement (note receivable) ................           12          --              30
Other assets ...................................................           69           145            73
                                                                    -----------   -----------    -----------
                                                                      $ 2,463       $ 2,386       $ 2,297
                                                                    ===========   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................      $   389       $   327       $   272
   Accrued liabilities .........................................          203           187           211
   Current portion of repositioning and restructuring reserves .            3            26             6
   Current portion of reserve for discontinued operations ......           21            44            16
   Liabilities of discontinued operations ......................            4            10             7
   Liabilities of businesses held for sale .....................         --              20          --
   Current portion of long-term debt and obligations
     under capital leases ......................................           31            54            34
                                                                    -----------   -----------    -----------
                                                                          651           668           546
Long-term debt and obligations
   under capital leases ........................................          363           405           365
Liabilities of business transferred under
   contractual arrangement .....................................           12          --              12
Other liabilities ..............................................          360           276           382
Shareholders' equity
   Common stock and paid-in capital: 141,036,379
     139,730,062 and 139,980,630 shares, respectively ..........          373           358           363
   Retained earnings ...........................................          848           728           797
   Accumulated other comprehensive loss ........................         (144)          (49)         (168)
   Less: Treasury stock at cost: 70,220, 22,455 and
     70,220 shares, respectively ...............................         --            --            --
                                                                    -----------   -----------    -----------
Total shareholders' equity .....................................        1,077         1,037           992
                                                                    -----------   -----------    -----------
                                                                      $ 2,463       $ 2,386       $ 2,297
                                                                    ===========   ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                 Thirteen weeks ended        Twenty-six weeks ended
                                                                 ---------------------       ----------------------
                                                                  Aug. 3,       Aug. 4,       Aug. 3,       Aug. 4,
                                                                    2002         2001          2002          2001
                                                                 --------      --------      --------      --------
Sales .....................................................      $ 1,085       $ 1,048       $ 2,175       $ 2,120


Costs and Expenses

  Cost of sales ...........................................          773           742         1,543         1,488
  Selling, general and administrative expenses ............          220           227           440           458
  Depreciation and amortization ...........................           38            38            74            76
  Restructuring charge (income) ...........................           (1)           32            (1)           32
  Interest expense, net ...................................            7             6            14            10
  Other income ............................................           (3)           (1)           (3)           (1)
                                                                 --------      --------      --------      --------
                                                                   1,034         1,044         2,067         2,063
                                                                 --------      --------      --------      --------
Income from continuing operations before
     income taxes .........................................           51             4           108            57
Income tax expense ........................................           18          --              37            21
                                                                 --------      --------      --------      --------
Income from continuing operations .........................           33             4            71            36
Loss on disposal of discontinued operations, net of income
     tax (benefit) expense of $(1), $6, $(1) and $1 .......           (2)          (18)          (20)          (13)
                                                                 --------      --------      --------      --------
Net income (loss) .........................................      $    31       $   (14)      $    51       $    23
                                                                 ========      ========      ========      ========

Basic earnings per share:
     Income from continuing operations ....................      $  0.23       $  0.03       $  0.50       $  0.26
     Loss from discontinued operations ....................        (0.01)        (0.13)        (0.14)        (0.09)
                                                                 --------      --------      --------      --------
     Net income (loss) ....................................      $  0.22       $ (0.10)      $  0.36       $  0.17
                                                                 ========      ========      ========      ========
Weighted-average common shares outstanding ................        140.7         139.5         140.4         139.0

Diluted earnings per share:
     Income from continuing operations ....................      $  0.22       $  0.03       $  0.48       $  0.26
     Loss from discontinued operations ....................        (0.01)        (0.13)        (0.13)        (0.09)
                                                                 --------      --------      --------      --------
     Net income (loss) ....................................      $  0.21       $ (0.10)      $  0.35       $  0.17
                                                                 ========      ========      ========      ========
Weighted-average common shares assuming dilution ..........        151.0         140.8         150.9         143.2

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (in millions)


                                                            Thirteen weeks ended   Twenty-six weeks ended
                                                            --------------------   ----------------------
                                                              Aug. 3,    Aug. 4,    Aug. 3,      Aug. 4,
                                                               2002        2001      2002         2001
                                                            ---------    -------   --------    -----------
Net income (loss) .......................................      $ 31       $(14)      $ 51         $ 23


Other comprehensive income (loss), net of tax

  Foreign currency translation adjustments arising during
  the period ............................................        15         (1)        25           (8)

  Change in fair value of derivatives accounted for as
  hedges, net of deferred tax benefit of $- .............        (1)        (1)        (1)         --
                                                            ---------    -------   --------    -----------
Comprehensive income (loss) .............................      $ 45       $(16)      $ 75         $ 15
                                                            =========    =======   ========    ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)


                                                                          Twenty-six weeks ended
                                                                          ---------------------
                                                                           Aug. 3,     Aug. 4,
                                                                            2002        2001
                                                                          --------     --------
From Operating Activities:
   Net income .......................................................      $  51       $  23
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
     Restructuring charge (income) ..................................         (1)         32
     Loss on disposal of discontinued operations, net of tax ........         20          13
     Depreciation and amortization ..................................         74          76
     Real estate gains ..............................................         (3)         (1)
     Deferred income taxes ..........................................          3         (30)
     Change in assets and liabilities:
       Merchandise inventories ......................................        (84)       (108)
       Accounts payable and other accruals ..........................         92          34
       Repositioning and restructuring reserves .....................         (2)        (20)
       Other, net ...................................................          3           2
                                                                          --------     --------
   Net cash provided by operating activities of continuing operations        153          21
                                                                          --------     --------

From Investing Activities:
   Proceeds from disposal of real estate ............................          6           1
   Lease acquisition costs ..........................................         (8)         (7)
   Capital expenditures .............................................        (63)        (39)
                                                                          --------     --------
   Net cash used in investing activities of continuing operations ...        (65)        (45)
                                                                          --------     --------

From Financing Activities:
   Issuance of convertible long-term debt ...........................       --           150
   Debt issuance costs ..............................................       --            (8)
   Reduction in long-term debt and capital lease obligations ........         (4)         (4)
   Issuance of common stock .........................................          9           8
                                                                          --------     --------
   Net cash provided by financing activities of continuing operations          5         146
                                                                          --------     --------

Net Cash used in Discontinued Operations ............................         (6)        (45)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents .....................................          5           3
                                                                          --------     --------

Net change in Cash and Cash Equivalents .............................         92          80
Cash and Cash Equivalents at beginning of year ......................        215         109
                                                                          --------     --------
Cash and Cash Equivalents at end of interim period ..................      $ 307       $ 189
                                                                          ========     ========

Cash paid during the period:

   Interest .........................................................      $  14       $  17
   Income taxes .....................................................      $  20       $  21

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 2, 2002, as filed with the Securities and Exchange Commission (the "SEC") on April 29, 2002. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended August 3, 2002 are not necessarily indicative of the results expected for the year.

Goodwill and Intangible Assets

         The Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002. Accordingly, the Registrant stopped amortizing goodwill in the first quarter of 2002. All intangible assets of the Registrant have finite lives and will continue to be amortized over their useful lives. The Registrant is required to test for potential impairment of goodwill and intangible assets at least on an annual basis. The Registrant completed its transitional review, which did not result in an impairment charge.

         The following would have resulted had the provisions of the new standards been applied as of January 31, 1999:

                                         Thirteen
                                          weeks      Twenty-six
                                          ended      weeks ended    Year ended    Year ended   Year ended
                                         August 4,    August 4,     February 2,   February 3,  January 29,
                                           2001          2001          2002          2001         2000
                                         ---------   -----------    -----------   -----------  -----------
Income from continuing operations
 (in millions)
     As reported ................        $      4     $      36        $   111     $   107     $      59
     Pro forma ..................        $      5     $      38        $   115     $   112     $      64
Basic earnings per share
     As reported ................        $   0.03     $    0.26        $  0.79     $  0.78     $    0.43
     Pro forma ..................        $   0.04     $    0.28        $  0.82     $  0.81     $    0.47
Diluted earnings per share
     As reported ................        $   0.03     $    0.26        $  0.79     $  0.77     $    0.43
     Pro forma ..................        $   0.04     $    0.28        $  0.82     $  0.80     $    0.46


         There were no material changes in the carrying value of goodwill during the thirteen and twenty-six weeks ended August 3, 2002. The carrying value of goodwill by operating segment as of August 3, 2002 was as follows:

     (in millions)
     Athletic Stores...............      $  55
     Direct to Customers...........         80
                                         ------
     Total Goodwill................      $ 135
                                         ======

         Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of August 3, 2002 was approximately 12 years. Amortization expense for lease acquisition costs was approximately $2 million and $4 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively. For the thirteen and twenty-six weeks ended August 4, 2001, amortization expense was approximately $1 million and $3 million, respectively. Annual estimated amortization expense is expected to be $8 million for 2002 and 2003 and approximately $7 million for each of the succeeding three years.

          Finite life intangible assets subject to amortization, were as follows:

                                                    Gross
                                                   Carrying     Accumulated
     Lease Acquisition Costs (in millions)          Amount      Amortization        Net
     -------------------------------------          ------      ------------        ---
     August 3, 2002                                  $104           $(37)          $ 67

     August 4, 2001                                  $ 84           $(35)          $ 49

     February 2, 2002                                $ 90           $(34)          $ 56

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

Derivative Financial Instruments

         In the first quarter of 2001, the Registrant recorded other comprehensive income of approximately $1 million, reflecting the impact of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the quarters ended August 3, 2002 and August 4, 2001, the ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

         Accumulated comprehensive loss was increased by approximately $1 million after-tax due to the changes in fair value of derivative financial instruments designated as hedges during the second quarter of 2002 and 2001.

         During the quarter ended August 3, 2002, the change in fair value of derivative instruments not designated as hedges was not material. During the quarter ended August 4, 2001, the Registrant recorded a gain of approximately $1 million for the change in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange loss related to the underlying transactions.

Discontinued Operations

         On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser operates the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note in the second quarter of 2001. Due to the poor performance of the Northern Group stores in Canada since the transaction, the Registrant recorded a charge of $18 million in the first quarter of 2002. The charge comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note.

         In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. The second quarter 2001 charge of $12 million before-tax, or $19 million after-tax, to write-down the assets and liabilities to the estimated fair value of the Note was partially offset by reduced severance and favorable results from the liquidation of the Northern U.S stores and real estate activity.

         Net disposition activity of $23 million for the first half of 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, real estate disposition activity of $2 million and severance and other costs of $3 million. Of the remaining reserve balance of $6 million at August 3, 2002, $5 million is expected to be utilized within twelve months and the remaining $1 million thereafter.

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. In the second quarter of 2002, the Registrant recorded a charge of $4 million before-tax, or $2 million after-tax, for pending legal actions related to the Domestic General Merchandise segment and a $1 million charge for a lease liability related to Woolco in the former International General Merchandise segment. These charges were partially offset by a net reduction of $2 million before-tax, or $1 million after-tax, in the Specialty Footwear reserve primarily reflecting real estate costs more favorable than original estimates. In the second quarter of 2001, the Registrant recorded a tax benefit of $1 million related to the settlement of tax liabilities in Germany associated with exiting the International General Merchandise segment. The remaining reserve balances totaled $27 million as of August 3, 2002, $16 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NORTHERN GROUP (in millions)

                                        Balance         Net          Charge/      Balance
                                       2/2/2002        Usage        (Income)      8/3/2002
                                       --------        -----        --------      --------
Real estate & lease liabilities          $  6          $ (2)          $--           $  4
Severance & personnel                       2            (2)           --            --
Asset impairments                         --            (18)            18           --
Other costs                                 3            (1)           --              2
                                       --------        -----        --------      --------
Total                                    $ 11          $(23)          $ 18          $  6
                                       ========        =====        ========      ========

INTERNATIONAL GENERAL MERCHANDISE (in millions)

                                      Balance         Net        Charge/        Balance
                                      2/2/2002      Usage        (Income)       8/3/2002
                                      --------      -----        --------       --------
The Bargain! Shop                       $  6          $--            $--           $  6
Woolco                                    --           --              1              1
                                      --------      -----       --------        --------
Total                                   $  6          $--            $ 1           $  7
                                      ========      =====       ========        ========


SPECIALTY FOOTWEAR (in millions)

                                      Balance         Net        Charge/        Balance
                                      2/2/2002       Usage       (Income)       8/3/2002
                                      --------       -----       --------       --------
Real estate & lease liabilities          $ 7          $--           $(3)          $ 4
Other costs                                2           (2)            1             1
                                      --------       -----       --------       --------
Total                                    $ 9          $(2)          $(2)          $ 5
                                      ========       =====       ========       ========


DOMESTIC GENERAL MERCHANDISE (in millions)

                                       Balance        Net        Charge/      Balance
                                      2/2/2002       Usage       (Income)     8/3/2002
                                      --------       -----       --------     --------
Real estate & lease liabilities          $10          $(1)          $--          $ 9
Legal and other costs                      2           --             4            6
                                         ---          ---           ---          ---
Total                                    $12          $(1)          $ 4          $15
                                         ===          ===           ===          ===

         The following is a summary of the assets and liabilities of discontinued operations:

                                                                             DOMESTIC
                                                NORTHERN      SPECIALTY       GENERAL
(in millions)                                     GROUP        FOOTWEAR     MERCHANDISE       TOTAL
                                                --------      ---------     -----------       -----
8/3/2002
Assets                                            $--            $  1          $  2           $  3
Liabilities                                          2            --              2              4
                                                --------      ---------     -----------       -----
Net assets (liabilities) of discontinued
operations                                        $ (2)          $  1          $--            $ (1)
                                                ========      =========     ===========       =====

8/4/2001
Assets                                            $--            $  2          $  2           $  4
Liabilities                                          7              1             2             10
                                                --------      ---------     -----------       -----
Net assets (liabilities) of discontinued
operations                                        $ (7)          $  1          $--            $ (6)
                                                ========      =========     ===========       =====

2/2/2002
Assets                                            $  1           $  2          $  2           $  5
Liabilities                                          3              1             3              7
                                                --------      ---------     -----------       -----
Net assets (liabilities) of discontinued
operations                                        $ (2)          $  1          $ (1)          $ (2)
                                                ========      =========     ===========       =====


         The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. Liabilities included accounts payable, restructuring reserves and other accrued liabilities. The assets and liabilities of the Northern Group stores in Canada to be sold were reclassified as "Assets held for sale" ($34 million) and "Liabilities of businesses held for sale" ($16 million) as of August 4, 2001. As previously mentioned, subsequent to the Northern Group Canada transaction, those assets and liabilities have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

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

         In the second quarter of 2001, the Registrant recorded a restructuring charge of approximately $32 million before-tax, or $22 million after-tax, as a result of the terms of then current negotiations to sell The San Francisco Music Box Company. In the second quarter of 2002, the Registrant recorded a reduction of $1 million, which reflected favorable results compared with original estimates for exit costs related to the sale.

          The net assets of The San Francisco Music Box Company and the assets related to the Burger King and Popeye's franchises as of August 4, 2001 have been valued at the lower of cost or net realizable value. These assets, totaling $27 million, and liabilities, totaling $4 million, have been reclassified as "Assets held for sale" and "Liabilities of businesses held for sale," respectively, in the Condensed Consolidated Balance Sheet as of August 4, 2001.

        Disposition activity related to the reserves is presented below. The remaining reserve balance at August 3, 2002 totaled $3 million, $2 million of which is expected to be utilized within twelve months.

NON-CORE BUSINESSES
(in millions)

                                       Balance       Net     Charge/     Balance
                                       2/2/2002    Usage     (Income)    8/3/2002
                                       --------    -----     --------    --------
Real estate                             $    1     $   --     $   --      $    1
Other disposition costs                      3         --         (1)          2
                                        ------     ------     ------      ------
Total                                   $    4     $   --     $   (1)     $    3
                                        ======     ======     ======      ======

CORPORATE OVERHEAD AND LOGISTICS
(in millions)

                                       Balance       Net     Charge/     Balance
                                       2/2/2002    Usage     (Income)    8/3/2002
                                       --------    -----     --------    --------
Real estate                             $    1     $   (1)    $   --      $   --
                                        ======     ======     ======      ======

TOTAL RESTRUCTURING RESERVES
(in millions)

                                       Balance       Net     Charge/     Balance
                                       2/2/2002    Usage     (Income)    8/3/2002
                                       --------    -----     --------    --------
Real estate                             $    2     $   (1)    $   --      $    1
Other disposition costs                      3         --         (1)          2
                                        ------     ------     ------      ------
Total                                   $    5     $   (1)    $   (1)     $    3
                                        ======     ======     ======      ======

1993 Repositioning and 1991 Restructuring

        In the first half of 2002, disposition activity reduced the reserve balance by approximately $1 million. The remaining reserve balance of $2 million comprised future lease obligations.

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

                                                           Thirteen weeks ended       Twenty-six weeks ended
                                                           --------------------       ----------------------
(in millions)                                              Aug. 3,       Aug. 4,       Aug. 3,       Aug. 4,
                                                            2002          2001          2002          2001
                                                           ------        ------        ------        ------
Numerator:
Income from continuing operations                          $   33        $    4        $   71        $   36
Effect of Dilution:
Convertible debt                                                1            --             2             1
                                                           ------        ------        ------        ------
Income from continuing operations assuming dilution        $   34        $    4        $   73        $   37
                                                           ======        ======        ======        ======

Denominator:
Weighted-average common shares outstanding                  140.7         139.5         140.4         139.0
Effect of Dilution:
Stock options and awards                                      0.8           1.3           1.0           1.2
Convertible debt                                              9.5            --           9.5           3.0
                                                           ------        ------        ------        ------
Weighted-average common shares assuming dilution            151.0         140.8         150.9         143.2
                                                           ======        ======        ======        ======

         Options to purchase 4.1 million and 3.1 million shares of common stock were not included in the computation for the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively. Options to purchase 3.5 million and 3.3 million shares of common stock were not included in the computation for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         For the thirteen weeks ended August 4, 2001, 5.9 million incremental common shares issuable upon conversion of the Registrants 5.50% notes were not included in the computation of diluted earnings per share because of their antidilutive effect.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss comprised foreign currency translation adjustments of $28 million, $49 million, and $53 million at August 3, 2002, August 4, 2001 and February 2, 2002, respectively. As of August 3, 2002, accumulated other comprehensive loss included a $1 million loss reflecting the fair value of derivatives. Accumulated other comprehensive loss included a minimum pension liability adjustment of $115 million at August 3, 2002 and February 2, 2002.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively, are presented below. Operating results reflect income from continuing operations before income taxes, net corporate expense and net interest expense.

Sales:

(in millions)                           Thirteen weeks ended       Twenty-six weeks ended
                                        -------------------       ----------------------
                                       August 3,     August 4,     August 3,     August 4,
                                         2002          2001          2002          2001
                                         ------        ------        ------        ------
Athletic Stores ......................  $1,016        $  964        $2,022        $1,941
Direct to Customers ..................      69            67           153           145
                                        ------        ------        ------        ------
                                         1,085         1,031         2,175         2,086
All Other (1) .......................       --            17            --            34
                                        ------        ------        ------        ------
                                        $1,085        $1,048        $2,175        $2,120
                                        ======        ======        ======        ======

Operating Results:

(in millions)                           Thirteen weeks ended      Twenty-six weeks ended
                                        --------------------      ----------------------
                                       August 3,     August 4,     August 3,    August 4,
                                         2002          2001          2002         2001
                                         -----        -----         -----        -----
Athletic Stores ......................   $  62        $  64         $ 131        $ 137
Direct to Customers ..................       6            1            14            5
                                         -----        -----         -----        -----
                                            68           65           145          142
All Other (1) (2) ....................       1          (36)            1          (39)
                                         -----        -----         -----        -----
     Operating profit ................      69           29           146          103
     Corporate expense ...............      11           19            24           36
     Interest expense, net ...........       7            6            14           10
                                         -----        -----         -----        -----
Income from continuing operations
   before income taxes ...............   $  51        $   4         $ 108        $  57
                                         =====        =====         =====        =====

(1) Reflects The San Francisco Music Box Company and the Burger King and Popeye's franchises.

(2) Both periods presented for 2001 include a restructuring charge of $32 million, which was reduced by $1 million as presented in both periods of 2002.

Other Income

      In the second quarter of 2002, the Registrant received proceeds of $6 million primarily related to the condemnation of a part-owned and part-leased property and recorded a net gain of $3 million in other income.

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

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, including that gains and losses from extinguishment of debt no longer be classified as extraordinary. The statement also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it requires that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation for all transactions occurring after May 15, 2002. The Registrant adopted SFAS No. 145 as of May 15, 2002, which did not have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective for exit and disposal activities that are initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to the exit plan, thereby eliminating the definition and requirements for recognition of exit costs, as is the guidance under EITF 94-3.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company and the Burger King and Popeye's franchises.

RESULTS OF OPERATIONS

      Sales of $1,085 million for the second quarter of 2002 increased 3.5 percent from sales of $1,048 million for the second quarter of 2001. For the twenty-six weeks ended August 3, 2002, sales of $2,175 million increased 2.6 percent from sales of $2,120 million for the twenty-six weeks ended August 4, 2001. Excluding the impact of foreign currency fluctuations and sales from businesses disposed and held for disposal in the prior year, sales increased 3.6 percent and 3.7 percent for the second quarter and year-to-date periods of 2002, respectively, as compared with the corresponding prior-year periods. These increases included comparable-store sales increases of 0.9 percent and 1.2 percent, respectively, but were primarily attributable to the Registrant's successful new store opening program. Sales for the twenty-six weeks ended August 3, 2002 were negatively impacted by certain higher-priced marquee footwear that did not sell as well as anticipated in the first quarter of 2002. During the second quarter of 2002, the Registrant successfully moved its marquee footwear back in line with historical levels.

      Gross margin, as a percentage of sales, of 28.8 percent and 29.1 percent for the thirteen and twenty-six weeks ended August 3, 2002, respectively, declined slightly as compared with 29.2 percent and 29.8 percent, respectively, in the corresponding prior-year periods. These declines primarily reflected additional markdowns that were required to sell certain slow-moving higher-priced marquee footwear in the first quarter of 2002 and the continuing promotional environment. Buyer's salaries and occupancy costs, as a percentage of sales, for the thirteen and twenty-six weeks ended August 3, 2002, improved slightly from the corresponding prior-year periods.

      Selling, general and administrative expenses ("SG&A") of $220 million and $440 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, improved by 140 basis points as a percentage of sales to 20.3 percent and 20.2 percent, respectively, as compared with 21.7 percent and 21.6 percent in the corresponding prior-year periods. This improvement reflected the Registrant's continued cost-reduction efforts during 2002, particularly in payroll and logistics. The completion of the sales of The San Francisco Music Box Company and the Burger King and Popeye's franchises in 2001 also contributed to the reduction in SG&A, as a percentage of sales.

      Depreciation and amortization of $38 million remained flat for the second quarter of 2002 and declined by $2 million to $74 million for the first half of 2002. The impact of no longer amortizing goodwill as required by SFAS No. 142, which was adopted by the Registrant effective February 3, 2002, was $2 million for the second quarter and $4 million for the first half of 2002, and was offset by increased depreciation associated with the new store opening program.

      Interest expense of $9 million and $17 million for the thirteen and twenty-six weeks ended August 3, 2002, declined by 10.0 percent and 5.6 percent, respectively, as compared with the corresponding prior-year periods. The increase in interest expense in 2002 associated with the issuance of $150 million 5.50% convertible notes in June 2001 was more than offset by the impact of the retirement of the $50 million 7.00% medium-term notes in October 2001 and reduced amortization of deferred financing costs related to the revolving credit facility. Interest income totaled $2 million and $3 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, as compared with $4 million and $8 million in the corresponding prior-year periods. The thirteen and twenty-six weeks ended August 4, 2001 included intercompany interest income related to the Northern Group segment of $2 million and $5 million. The offsetting interest expense was charged to the reserve for discontinued operations in 2001.

      During the first quarter of 2002, the Registrant recorded a $3 million tax benefit related to a multi-state tax planning strategy. During the second quarter of 2002, the Registrant recorded a $2 million tax benefit related to a reduction in the valuation allowance for deferred tax assets related to foreign tax credits. The combined effect of these items reducing the valuation allowance reduced the effective tax rate for the twenty-six weeks ended August 3, 2002 to approximately 34.0 percent. This compared with 36.8 percent for the corresponding prior-year period. The Registrant expects the effective tax rate to approximate 37.5 percent for the remainder of 2002.

      Income from continuing operations of $33 million, or $0.22 per diluted share, for the thirteen weeks ended August 3, 2002, improved by $0.19 per diluted share from $4 million, or $0.03 per diluted share, for the thirteen weeks ended August 4, 2001. Income from continuing operations of $71 million, or $0.48 per diluted share, for the twenty-six weeks ended August 4, 2002 improved by $0.22 per diluted share from $36 million. Restructuring income of $1 million was included in income from continuing operations for both periods in 2002. Income from continuing operations included restructuring charges of $32 million for the thirteen and twenty-six weeks ended August 4, 2001. These charges amounted to $0.23 per diluted share and $0.22 per diluted share, respectively, for the thirteen and twenty-six weeks ended August 4, 2001. For the quarter ended August 3, 2002, the Registrant reported net income of $31 million, or $0.21 per diluted share, which included a $2 million loss on the disposal of discontinued operations, or $0.01 per diluted share, compared with a net loss of $14 million, or $0.10 per diluted share, for the corresponding prior-year period, which included a loss of $18 million, or $0.13 per diluted share, for discontinued operations. For the year-to-date periods, the Registrant reported net income of $51 million, or $0.35 per diluted share, for 2002, as compared with net income of $23 million, or $0.17 per diluted share, in 2001, which included losses related to discontinued operations of $20 million, or $0.13 per diluted share, and $13 million, or $0.09 per diluted share, respectively.

STORE COUNT

      The following table summarizes store count. During the twenty-six weeks ended August 3, 2002, the Registrant remodeled or relocated 117 stores.

                                          Feb. 2,                                Aug. 3,       Aug. 4,
                                           2002        Opened       Closed        2002          2001
                                           ----        ------       ------        ----          ----
Athletic Stores ...................        3,590           66           56        3,600        3,555

Disposed and held for disposal ....           --           --           --           --          178
                                           -----        -----        -----        -----        -----
   Total ..........................        3,590           66           56        3,600        3,733
                                           =====        =====        =====        =====        =====

SALES

The following table summarizes sales by segment.

                                                               Thirteen weeks ended             Twenty-six weeks ended
                                                               ---------------------            -----------------------
                                                          Aug. 3, 2002      Aug. 4, 2001      Aug. 3, 2002      Aug. 4, 2001
                                                          ------------      ------------      ------------      ------------
(in millions)
Athletic Stores .......................................         $1,016            $  964            $2,022            $1,941

Direct to Customers ...................................             69                67               153               145
                                                                ------            ------            ------            ------
                                                                 1,085             1,031             2,175             2,086
Disposed and held for disposal ........................             --                17                --                34
                                                                ------            ------            ------            ------
   Total sales ........................................         $1,085            $1,048            $2,175            $2,120
                                                                ======            ======            ======            ======

      Athletic Stores sales increased by 5.4 percent and 4.2 percent, respectively, for the thirteen and twenty-six weeks ended August 3, 2002, respectively, as compared with the corresponding prior-year periods. Due to the strong performance of the euro against the U.S. dollar in the second quarter of 2002, the sales increases, excluding the impact of foreign currency fluctuations, were 3.7 percent and 3.5 percent for the 2002 second quarter and year-to-date periods, respectively. These increases primarily resulted from the Registrant's successful new store opening program and included comparable-store sales increases of 0.8 percent and 0.9 percent for the thirteen and twenty-six weeks ended August 3, 2002, respectively.

      Footwear continued to drive the sales growth across most formats, which was dominated by both the basketball category and also the current trend in classic shoes. Sales also continued to benefit from the apparel strategy led by merchandise in private label and licensed offerings. In the U.S., sales for the twenty-six weeks ended August 3, 2002 were negatively impacted by certain higher-priced marquee footwear that did not sell as well as anticipated in the first quarter of 2002. During the second quarter of 2002, the Registrant successfully moved its marquee footwear back in line with historical levels and re-focused its marquee footwear selection on products having a retail price of $90 to $120 per pair in order to better meet customer demand.

      Recently, Nike, Inc. ("Nike") advised the Registrant that Nike will limit purchases of certain marquee and launch athletic footwear by the Registrant's U.S. divisions for delivery after February 1, 2003. Also, the Registrant has reduced its orders for certain other products offered for sale by Nike. The Registrant currently anticipates that the strength of other key brand marquee and launch offerings will allow its sales of marquee athletic footwear in the U.S. for the full year 2003 to be at essentially the same level as they have been historically, with a potential change in the mix of product among its vendors, of which Nike is the largest.

      Based upon its current understanding, the Registrant estimates that its planned 2003 purchases of Nike marquee and launch footwear and other products could be reduced by approximately $150 million to $250 million. The Registrant expects to meet customer demand for marquee products with incremental purchases from its other key vendors. The Registrant believes that its relationship with Nike remains satisfactory and expects, in the ordinary course of business, to continue to have on-going discussions with Nike concerning the Registrant's planned purchases of Nike products.

      The international formats, Foot Locker Europe in particular, continued to achieve strong sales growth in the first half of 2002. The Lady Foot Locker format produced disappointing sales during the first half of 2002. The Registrant initiated changes to Lady Foot Locker's management team and is in the process of developing various merchandising initiatives in an effort to improve its performance. In the third quarter, once developed, the Registrant intends to analyze the impact of these initiatives on the projected performance of the division, which would include an analysis of the recoverability of store long-lived assets pursuant to SFAS No. 144. In addition, the Registrant also announced in August that Kids Foot Locker, which had previously been managed in conjunction with Lady Foot Locker, would now be managed by the Foot Locker U.S. management team.

      Direct to Customers sales increased by 3.0 percent and by 5.5 percent for the thirteen and twenty-six weeks ended August 3, 2002, respectively, as compared with the corresponding prior-year periods. Internet sales of $24 million and $57 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, increased by 26.3 percent and by 42.5 percent, respectively, as compared with the corresponding prior-year periods. This increase in Internet sales was substantially offset by a decline in catalog sales, reflecting the growing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet.

OPERATING RESULTS

      Operating results reflect income from continuing operations before income taxes, net corporate expense and net interest expense. The following table summarizes operating profit by segment.

                                                   Thirteen weeks ended            Twenty-six weeks ended
                                                   --------------------            ----------------------
                                             Aug. 3, 2002     Aug. 4, 2001     Aug. 3, 2002      Aug. 4, 2001
                                             ------------     ------------     ------------      ------------
(in millions)
Athletic Stores ..........................          $  62            $  64            $ 131             $ 137

Direct to Customers ......................              6                1               14                 5
                                                    -----            -----            -----             -----
                                                       68               65              145               142

Disposed and held for disposal............             --               (4)              --                (7)
Restructuring income (charge).............              1              (32)               1               (32)
                                                    -----            -----            -----             -----

Total operating profit ...................          $  69            $  29            $ 146             $ 103
                                                    =====            =====            =====             =====

      Athletic Stores operating profit decreased by 3.1 percent and by 4.4 percent for the thirteen and twenty-six weeks ended August 3, 2002, respectively, as compared with the corresponding prior-year periods. The decrease in both periods of 2002 is primarily a result of the reduced gross margin rate performances, which were offset, in part, by operating expense reductions. Operating profit, as a percentage of sales, declined by approximately 50 basis points to 6.1 percent and 6.5 percent, respectively, for the thirteen and twenty-six weeks ended August 3, 2002 as compared with the corresponding prior-year periods.

      Direct to Customers operating results increased by $5 million for the thirteen weeks ended August 3, 2002 and more than doubled for the twenty-six weeks ended August 3, 2002 as compared with the corresponding periods ended August 4, 2001. Operating profit, as a percentage of sales, increased to 8.7 percent and 9.2 percent, respectively, for the 2002 second quarter and year-to-date periods, from 1.5 percent and 3.4 percent, respectively, in the corresponding prior-year periods. The improved operating performance in 2002 was driven primarily by increased sales in the Internet business.

STRATEGIC DISPOSITIONS AND REPOSITIONING

      On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser operates the Northern Group stores, from which the repayment of the Note will be made. The transaction has been accounted for as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note in the second quarter of 2001. Due to the poor performance of the Northern Group stores in Canada since the transaction, the Registrant recorded a charge of $18 million in the first quarter of 2002. The charge comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note.

      In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. In the second quarter of 2002, the Registrant recorded a charge of $4 million before-tax, or $2 million after-tax, for pending legal actions related to the Domestic General Merchandise segment and a $1 million charge for a lease liability related to Woolco in the former International General Merchandise segment. These charges were partially offset by a reduction of $2 million before-tax, or $1 million after-tax, in the Specialty Footwear reserve primarily reflecting favorable real estate disposition activity.

LIQUIDITY AND CAPITAL RESOURCES

      Generally, the Registrant's primary source of cash is from operations. The Registrant has a $190 million revolving credit facility, available through June 2004. During the second quarter of 2001, the Registrant raised $150 million in cash through the issuance of subordinated convertible notes. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

      Operating activities of continuing operations provided cash of $153 million for the twenty-six weeks ended August 3, 2002 compared with $21 million for the twenty-six weeks ended August 4, 2001. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. The increase in cash from operations in 2002 was primarily due to working capital changes. The increase in merchandise inventories for the first half of 2002 was more than offset by the increase in accounts payable and accrued liabilities, whereas the twenty-six weeks ended August 4, 2001 resulted in net cash outflows for merchandise inventories, accounts payable and accrued liabilities. Included in cash flow from operations for the twenty-six weeks ended August 3, 2002 and August 4, 2001, were cash payments of $2 million and $20 million, respectively, primarily related to the 1999 restructuring program.

      Net cash used in investing activities of continuing operations of $65 million and $45 million for the first half of 2002 and 2001, respectively, primarily reflected capital expenditures and lease acquisition costs. Total planned capital expenditures of $165 million for 2002 comprise $116 million for new store openings and modernizations of existing stores, $25 million for the development of information systems and other support facilities and lease acquisition costs of $24 million related to the Registrant's European operations. The Registrant has the ability to revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it. Proceeds from disposal of real estate of $6 million for the twenty-six weeks ended August 3, 2002 primarily related to the condemnation of a part-owned and part-leased property in the second quarter of 2002 as compared with sales of $1 million in the corresponding prior-year period.

      Financing activities for the Registrant's continuing operations provided cash of $5 million for the twenty-six weeks ended August 3, 2002 compared with $146 million for the corresponding prior-year period, which included the issuance of $150 million of subordinated convertible notes in the first half of 2001. The net proceeds of the offering were used for working capital and general corporate purposes and to reduce reliance on bank financing. During the second quarter of 2002, the Registrant amended its $190 million revolving credit agreement to allow restricted payments, including share repurchases and dividends, of up to 25% of the Registrant's consolidated income from continuing operations for the most recent fiscal year. There were no short-term borrowings outstanding during the entire first half of 2002 or during substantially all of the first half of 2001. Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, fund the repayment of the medium-term notes due in October 2002, and support the development of its short-term and long-term strategies. On March 29, 2002, Standard & Poor's increased the Registrant's credit rating to BB+ and on May 28, 2002, Moody's Investors Service upgraded its rating to Ba2.

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

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, including that gains and losses from extinguishment of debt no longer be classified as extraordinary. The statement also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it requires that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation for all transactions occurring after May 15, 2002. The Registrant adopted SFAS No. 145 as of May 15, 2002, which did not have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective for exit and disposal activities that are initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to the exit plan, thereby eliminating the definition and requirements for recognition of exit costs, as is the guidance under EITF 94-3.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, growth of the Registrant's business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, the Registrant's reliance on a few key vendors for a significant portion of its merchandise purchases (and on one key vendor for approximately 50 percent of its merchandise purchases), unseasonable weather, risks associated with foreign global sourcing, including political instability and changes in import regulations, economic conditions worldwide, the potential strike by the longshoreman's union against the Pacific Maritime Association and the ability of the Registrant to execute its business plans effectively with regard to each of its business units, including its plans for the marquee and launch footwear component of its business. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.


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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Registrant's annual meeting of shareholders was held on June 19, 2002, in New York, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 2002 Annual Meeting and Proxy Statement, both dated May 7, 2002.

      (b)   Each of J. Carter Bacot, Purdy Crawford, Nicholas DiPaolo and Philip
            H. Geier Jr. was elected as a director in Class II for a three-year term ending at the annual meeting of shareholders of the Registrant in 2005. All of such individuals previously served as directors of the Registrant. Jarobin Gilbert Jr., James E. Preston, David Y. Schwartz, Matthew D. Serra, Christopher A. Sinclair, Cheryl N. Turpin and Dona D. Young, having previously been elected directors of the Registrant for terms continuing beyond the 2002 Annual Meeting of Shareholders, continue in office as directors.

      (c) The matters voted upon and the results of the voting were as follows:

         (1)      Election of Directors:

                                                                                   Abstentions and
      Name                       Votes For             Votes Withheld              Broker Non-Votes
      ----                       ---------             --------------              ----------------
      J. Carter Bacot           118,574,311               1,065,675                        0

      Purdy Crawford            115,566,204               4,073,782                        0

      Nicholas DiPaolo          119,063,160                 576,826                        0

      Philip H. Geier Jr.       119,060,587                 579,399                        0

         (2)      Proposal to ratify the appointment of independent accountants:

              Votes For            Votes Against            Abstentions       Broker Non-Votes
              ---------            -------------            -----------       ----------------
              117,187,451            2,363,070                 89,465                 0

         (3)      Proposal to approve the Foot Locker 2002 Directors Stock Plan:

              Votes For            Votes Against            Abstentions       Broker Non-Votes
              ---------            -------------            -----------       ----------------
              108,716,862           10,085,424               837,700                  0

      At the close of business on the record date of May 1, 2002, there were outstanding 140,357,815 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 119,639,986 shares of Common Stock. Such shares represented 85.24 percent of the total number of shares of such class of stock outstanding on the record date.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The exhibits that are in this report immediately follow the index.

      (b)   Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the quarter ended August 3, 2002.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FOOT LOCKER, INC.
                                           (Registrant)



Date: September 12, 2002
                                           /s/ Bruce L. Hartman
                                           ------------------------------------
                                           BRUCE L. HARTMAN
                                           Executive Vice President
                                           and Chief Financial Officer

                                 CERTIFICATIONS

I, Matthew D. Serra, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foot Locker, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

September 12, 2002



                                           /s/ Matthew D. Serra
                                           ------------------------------------
                                           Principal Executive Officer

I, Bruce L. Hartman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foot Locker, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

September 12, 2002


                                           /s/ Bruce L. Hartman
                                           ------------------------------------
                                           Principal Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                    Description
   -----------------                    -----------
         10.1                           Foot Locker 2002 Directors Stock Plan.


         10.2                           Amendment No. 2 to Employment Agreement
                                        with Matthew D. Serra dated June 10,
                                        2002.


         10.3                           Amendment No. 6 dated July 1, 2002 to
                                        the Credit Agreement dated as of April
                                        9, 1997 and amended and restated as of
                                        June 8, 2001.


         12                             Computation of Ratio of Earnings to
                                        Fixed Charges.


         15                             Letter re: Unaudited Interim Financial
                                        Statements.


         99.1                           Independent Accountants' Review Report.

         99.2                           Certification of Chief Executive Officer
                                        Pursuant to 18 U.S.C. Section 1350, as
                                        Adopted Pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.

         99.3                           Certification of Chief Financial Officer
                                        Pursuant to 18 U.S.C. Section 1350, as
                                        Adopted Pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.