Form 10-Q
period 2002-11-02
FOOT LOCKER INC
filed 2002-12-16
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002
                               ----------------

Commission file no. 1-10299
                    -------

                               FOOT LOCKER, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

                New York                                           13-3513936
---------------------------------------------         --------------------------------------
(State or other jurisdiction of incorporation         (I.R.S.  Employer  Identification No.)
               or organization)

112 W. 34th Street, New York, New York                                10120
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (212) 720-3700
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]      NO [ ]
                                      ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES  [X]     NO [ ]
                                                ------      ------

Number of shares of Common Stock outstanding at December 6, 2002: 141,011,715
                                                                  -----------

                                FOOT LOCKER, INC.

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets....................................         1

                   Condensed Consolidated Income Statements.................................         2

                   Condensed Consolidated Statements of Comprehensive Income................         3

                   Condensed Consolidated Statements of Cash Flows..........................         4

                   Notes to Condensed Consolidated Financial Statements.....................      5-11

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.......................     12-19

          Item 4.  Controls and Procedures..................................................        19


Part II.  Other Information

          Item 1.  Legal Proceedings........................................................       20

          Item 6.  Exhibits and Reports on Form 8-K.........................................       20

                   Signature................................................................       21

                   Certifications...........................................................    22-23

                   Index to Exhibits........................................................       24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                            November 2,  November 3,     February 2,
                                                                               2002         2001           2002
                                                                            -----------  -----------    ------------
                                                                            (Unaudited)  (Unaudited)      (Audited)
                                     ASSETS

        Current assets

           Cash and cash equivalents ...................................      $   255       $    62       $   215
           Merchandise inventories .....................................          973           943           793
           Assets of discontinued operations ...........................            2             4             5
           Assets held for sale ........................................         --              21          --
           Other current assets ........................................          138            99           102
                                                                              -------       -------       -------
                                                                                1,368         1,129         1,115
        Property and equipment, net ....................................          628           639           637
        Deferred taxes .................................................          234           216           251
        Goodwill and intangible assets .................................          205           193           191
        Assets of business transferred under
              contractual arrangement (note receivable) ................           12            30            30
        Other assets ...................................................           55           133            73
                                                                              -------       -------       -------
                                                                              $ 2,502       $ 2,340       $ 2,297
                                                                              =======       =======       =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities

           Accounts payable ............................................      $   411       $   348       $   272
           Accrued liabilities .........................................          218           189           211
           Current portion of repositioning and restructuring reserves .            2            10             6
           Current portion of reserve for discontinued operations ......           20            24            16
           Liabilities of discontinued operations ......................            3            10             7
           Liabilities of businesses held for sale .....................         --               7          --
           Current portion of long-term debt and obligations
             under capital leases ......................................            1            34            34
                                                                              -------       -------       -------
                                                                                  655           622           546
        Long-term debt and obligations
           under capital leases ........................................          356           366           365
        Liabilities of business transferred under
           contractual arrangement .....................................           12            12            12
        Other liabilities ..............................................          354           265           382
        Shareholders' equity
           Common stock and paid-in capital: 141,083,270,
             139,884,055 and 139,980,630 shares, respectively ..........          374           360           363
           Retained earnings ...........................................          893           761           797
           Accumulated other comprehensive loss ........................         (141)          (46)         (168)
           Less: Treasury stock at cost: 100,220, 67,455 and
             70,220 shares, respectively ...............................           (1)         --            --
                                                                              -------       -------       -------
        Total shareholders' equity .....................................        1,125         1,075           992
                                                                              -------       -------       -------
                                                                              $ 2,502       $ 2,340       $ 2,297
                                                                              =======       =======       =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                    Thirteen weeks ended      Thirty-nine weeks ended
                                                                    ---------------------     -----------------------
                                                                     Nov. 2,      Nov. 3,      Nov. 2,         Nov. 3,
                                                                      2002         2001        2002             2001
                                                                    -------       -------     -------         -------
    Sales ....................................................      $ 1,120       $ 1,104     $ 3,295         $ 3,224


    Costs and Expenses

      Cost of sales ..........................................          777           777       2,320           2,265
      Selling, general and administrative expenses ...........          235           229         675             687
      Depreciation and amortization ..........................           37            38         111             114
      Restructuring charge (income) ..........................           (1)            1          (2)             33
      Interest expense, net ..................................            5             8          19              18
      Other income ...........................................         --            --            (3)             (1)
                                                                    -------       -------     -------         -------
                                                                      1,053         1,053       3,120           3,116
                                                                    -------       -------     -------         -------
    Income from continuing operations before
         income taxes ........................................           67            51         175             108
    Income tax expense .......................................           24            18          61              39
                                                                    -------       -------     -------         -------
    Income from continuing operations ........................           43            33         114              69
    Income (loss) on disposal of discontinued operations, net
         of  income tax (benefit) expense of $(1), $(2) and $1            2          --           (18)            (13)
                                                                    -------       -------     -------         -------
    Net income ...............................................      $    45       $    33     $    96         $    56
                                                                    =======       =======     =======         =======

    Basic earnings per share:
         Income from continuing operations ...................      $  0.30       $  0.24     $  0.80         $  0.50
         Income (loss) from discontinued operations .........          0.02          --         (0.12)          (0.09)
                                                                    -------       -------     -------         -------

         Net income ..........................................      $  0.32       $  0.24     $  0.68         $  0.41
                                                                    =======       =======     =======         =======

    Weighted-average common shares outstanding ...............        140.9         139.8       140.6           139.3

    Diluted earnings per share:
         Income from continuing operations ...................      $  0.29       $  0.23     $  0.77         $  0.49
         Income (loss) from discontinued operations ..........         0.02          --         (0.11)          (0.09)
                                                                    -------       -------     -------         -------

         Net income ..........................................      $  0.31       $  0.23     $  0.66         $  0.40
                                                                    =======       =======     =======         =======

    Weighted-average common shares assuming dilution .........        150.7         150.8       150.7           145.7

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                                                 Thirteen weeks ended          Thirty-nine weeks ended
                                                                 --------------------          -----------------------
                                                                 Nov. 2,     Nov. 3,           Nov. 2,         Nov. 3,
                                                                   2002       2001              2002             2001
                                                                 -------     -------           -------         -------

    Net income ..............................................      $45         $33               $ 96            $ 56

    Other comprehensive income (loss)

      Foreign currency translation adjustments arising during
      the period ............................................        2           3                 27              (5)

      Change in fair value of derivatives accounted for as
      hedges, net of deferred tax benefit of $- .............        1          --                --              --
                                                                 -------     -------           -------         -------

    Comprehensive income ....................................      $48         $36               $123            $ 51
                                                                 =======     =======           =======         =======


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                          Thirty-nine weeks ended
                                                                                        ---------------------------
                                                                                         Nov. 2,          Nov. 3,
                                                                                          2002             2001
                                                                                        ----------       ---------
    From Operating Activities:
       Net income ..................................................................      $  96          $  56
       Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
         Restructuring charge (income) .............................................         (2)            33
         Loss on disposal of discontinued operations, net of tax ...................         18             13
         Depreciation and amortization .............................................        111            114
         Real estate gains .........................................................         (3)            (1)
         Deferred income taxes .....................................................          1            (29)
         Change in assets and liabilities:
           Merchandise inventories .................................................       (169)          (216)
           Accounts payable and other accruals .....................................        125             62
           Repositioning and restructuring reserves ................................         (2)           (43)
           Other, net ..............................................................         14             18
                                                                                          -----          -----
       Net cash provided by operating activities of continuing operations ..........        189              7
                                                                                          -----          -----

    From Investing Activities:
       Proceeds from disposal of real estate .......................................          6              1
       Proceeds from sales of investments ..........................................       --                5
       Lease acquisition costs .....................................................        (14)           (15)
       Capital expenditures ........................................................       (105)           (75)
                                                                                          -----          -----
       Net cash used in investing activities of continuing operations ..............       (113)           (84)
                                                                                          -----          -----

    From Financing Activities:
       Issuance of convertible long-term debt ......................................       --              150
       Debt issuance costs .........................................................       --               (8)
       Reduction in long-term debt and capital lease obligations ...................        (41)           (61)
       Issuance of common stock ....................................................          9              9
                                                                                          -----          -----
       Net cash (used in) provided by financing activities of continuing operations         (32)            90
                                                                                          -----          -----

    Net Cash used in Discontinued Operations .......................................         (6)           (62)

    Effect of exchange rate fluctuations
       on Cash and Cash Equivalents ................................................          2              2
                                                                                          -----          -----

    Net change in Cash and Cash Equivalents ........................................         40            (47)
    Cash and Cash Equivalents at beginning of year .................................        215            109
                                                                                          -----          -----
    Cash and Cash Equivalents at end of interim period .............................      $ 255          $  62
                                                                                          =====          =====
    Cash paid during the period:

       Interest ....................................................................      $  15          $  25
       Income taxes ................................................................      $  29          $  30

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 2, 2002, as filed with the Securities and Exchange Commission (the "SEC") on April 29, 2002. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended November 2, 2002 are not necessarily indicative of the results expected for the year.

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

         The following would have resulted had the provisions of the new standards been applied as of January 31, 1999:


                                                 Thirteen        Thirty-nine
                                                weeks ended      weeks ended     Year ended         Year ended          Year ended
                                                November 3,      November 3,      February 2,       February 3,         January 29,
                                                  2001              2001            2002               2001               2000
                                                -----------      -----------      -----------       -----------       -------------
    Income from continuing operations
     (in millions)
            As reported .............           $    33          $    69          $   111           $   107           $    59
            Pro forma ...............           $    34          $    73          $   115           $   112           $    64

    Basic earnings per share
            As reported .............           $  0.24          $  0.50          $  0.79           $  0.78           $  0.43
            Pro forma ...............           $  0.25          $  0.53          $  0.82           $  0.81           $  0.47

    Diluted earnings per share
            As reported .............           $  0.23          $  0.49          $  0.77           $  0.77           $  0.43
            Pro forma ...............           $  0.23          $  0.51          $  0.80           $  0.80           $  0.46

         There were no material changes in the carrying value of goodwill during the thirteen and thirty-nine weeks ended November 2, 2002. The carrying value of goodwill by operating segment as of November 2, 2002 was as follows:

     (in millions)
     Athletic Stores........................................................     $ 55

     Direct to Customers....................................................       80
                                                                                 ----
     Total Goodwill.........................................................
                                                                                 $135
                                                                                 ====

         Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of November 2, 2002 was approximately 12 years. Amortization expense for lease acquisition costs was approximately $2 million and $6 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively. For the thirteen and thirty-nine weeks ended November 3, 2001, amortization expense was approximately $2 million and $5 million, respectively. Annual estimated amortization expense is expected to be $8 million for 2002, 2005 and 2006 and approximately $9 million for 2003 and 2004.

          Finite life intangible assets subject to amortization, were as follows:

                                                  Gross
                                                 Carrying      Accumulated
     Lease Acquisition Costs (in millions)        Amount       Amortization        Net
     -----------------------                      ------       ------------        ---
    November 2, 2002                               $102            $(32)             $70
    November 3, 2001                               $ 91            $(35)             $56
    February 2, 2002                               $ 90            $(34)             $56

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

          The Lady Foot Locker format showed disappointing sales for the first half of 2002. During the third quarter of 2002, the Registrant performed an analysis of the recoverability of store long-lived assets pursuant to SFAS No. 144 and recorded a non-cash pre-tax asset impairment charge in selling, general and administrative expenses of approximately $1 million, which reflected the impairment of long-lived assets such as store fixtures and leasehold improvements related to the format, included in the Athletic Stores segment.

Derivative Financial Instruments

         In the first quarter of 2001, the Registrant recorded other comprehensive income of approximately $1 million, reflecting the impact of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the quarters ended November 2, 2002 and November 3, 2001, the ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not material. The Registrant is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

         Accumulated comprehensive loss declined by approximately $1 million after-tax during the third quarter of 2002 due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification of losses to earnings. During the quarter ended November 3, 2001, the decrease in accumulated comprehensive loss due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification to earnings was not material.

         During the quarters ended November 2, 2002 and November 3, 2001, the changes in fair value of derivative financial instruments not designated as hedges were not material.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss comprised foreign currency translation adjustments of $26 million, $46 million, and $53 million at November 2, 2002, November 3, 2001 and February 2, 2002, respectively. Accumulated other comprehensive loss included a minimum pension liability adjustment of $115 million at November 2, 2002 and February 2, 2002.

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

         In the third quarter of 2002, the Registrant recorded a charge of approximately $1 million before-tax for lease exit costs in excess of previous estimates. In addition, the Registrant recorded a tax benefit of $2 million, which also reflected the impact of the tax planning strategies implemented related to the discontinuance of the Northern Group. Net disposition activity of $22 million for the thirty-nine weeks ended November 2, 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, real estate disposition activity of $1 million and severance and other costs of $3 million. The remaining reserve balance of $8 million at November 2, 2002 is expected to be utilized within twelve months.

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant exited its Domestic General Merchandise segment. In the second quarter of 2002, the Registrant recorded a charge of $4 million before-tax, or $2 million after-tax, for legal actions related to the Domestic General Merchandise segment, which have since been settled, and a $1 million charge for a lease liability related to Woolco in the former International General Merchandise segment. These charges were partially offset by a net reduction of $2 million before-tax, or $1 million after-tax, for each of the second and third quarters of 2002 in the Specialty Footwear reserve primarily reflecting real estate costs more favorable than original estimates. In the second quarter of 2001, the Registrant recorded a tax benefit of $1 million related to the settlement of tax liabilities in Germany associated with exiting the International General Merchandise segment. The successor-assignee of the leases of a former business included in the Domestic General Merchandise segment has filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 17 leases it originally acquired from the Registrant. There are currently six actions pending against the Registrant by former landlords for the lease obligations. The Registrant believes that it may have valid defenses, but as these actions are in the preliminary stage of proceedings, their outcome cannot be predicted with any degree of certainty. The remaining reserve balances totaled $23 million as of November 2, 2002, $11 million of which is expected to be utilized within twelve months. Disposition activity related to the reserves is presented below:

NORTHERN GROUP (in millions)
--------------

                                            Balance          Net           Charge/     Balance
                                            2/2/2002        Usage         (Income)    11/2/2002
                                            --------        -----         --------    ---------
    Real estate & lease liabilities           $ 6           $ (1)           $ 1           $6
    Severance & personnel                       2             (2)            --           --
    Asset impairments                          --            (18)            18           --
    Other costs                                 3             (1)            --            2
                                              ---           ----            ---           --
    Total                                     $11           $(22)           $19           $8
                                              ===           ====            ===           ==


INTERNATIONAL GENERAL MERCHANDISE (in millions)
---------------------------------

                                                Balance          Net          Charge/       Balance
                                                2/2/2002        Usage        (Income)      11/2/2002
                                                --------        -----        --------      ---------
    The Bargain! Shop                            $  6           $ --          $ --           $  6
    Woolco                                         --             --             1              1
                                                 ----           ----          ----           ----
    Total                                        $  6           $ --          $  1           $  7
                                                 ====           ====          ====           ====

SPECIALTY FOOTWEAR (in millions)
------------------

                                                Balance          Net          Charge/       Balance
                                                2/2/2002        Usage        (Income)      11/2/2002
                                                --------        ------       --------      ---------
    Real estate & lease liabilities              $  7           $ (1)        $ (4)           $  2
    Other costs                                     2             (2)          --              --
                                                 ----           -----        ----            ----
     Total                                       $  9           $ (3)       $ (4)            $  2
                                                 ====           =====       =====            ====

DOMESTIC GENERAL MERCHANDISE (in millions)
----------------------------

                                             Balance           Net          Charge/         Balance
                                             2/2/2002         Usage        (Income)        11/2/2002
                                             --------         -----        --------        ---------
    Real estate & lease liabilities            $ 10           $ (2)          $ --            $  8
    Legal and other costs                         2             --              4               6
                                               ----           ----           ----            ----
    Total                                      $ 12           $ (2)          $  4            $ 14
                                               ====           ====           ====            ====

         The following is a summary of the assets and liabilities of discontinued operations:

                                                                                  DOMESTIC
                                                      NORTHERN     SPECIALTY       GENERAL
(in millions)                                          GROUP        FOOTWEAR     MERCHANDISE     TOTAL
                                                      --------     ---------     -----------     -----
    11/2/2002
    ---------
    Assets                                             $ --           $ --          $  2          $  2
    Liabilities                                           1             --             2             3
                                                       ----           ----          ----          ----
    Net assets (liabilities) of discontinued
      operations                                       $ (1)          $ --          $ --          $ (1)
                                                       ====           ====          ====          ====
    11/3/2001
    ---------
    Assets                                             $ --           $  2          $  2          $  4
    Liabilities                                           7              1             2            10
                                                       ----           ----          ----          ----
    Net assets (liabilities) of discontinued
      operations                                       $ (7)          $  1          $ --          $ (6)
                                                       ====           ====          ====          ====
    2/2/2002
    --------
    Assets                                             $  1           $  2          $  2          $  5
    Liabilities                                           3              1             3             7
                                                       ----           ----          ----          ----
    Net assets (liabilities) of discontinued
      operations                                       $ (2)          $  1          $ (1)         $ (2)
                                                       ====           ====          ====          ====

         The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. Liabilities included accounts payable, restructuring reserves and other accrued liabilities. The Northern Group Canada assets and liabilities have been presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement." The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

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

         In the second quarter of 2002, the Registrant recorded a reduction of $1 million, which primarily reflected favorable results compared with original estimates for exit costs related to the sale of The San Francisco Music Box Company. In the third quarter of 2002, the Registrant recorded a further reduction of $1 million due to favorable real estate and other disposition activity for its other non-core businesses.

         The net assets of The San Francisco Music Box Company as of November 3, 2001 have been valued at the lower of cost or net realizable value. These assets, totaling $21 million, and liabilities, totaling $7 million, have been reclassified as "Assets held for sale" and "Liabilities of businesses held for sale," respectively, in the Condensed Consolidated Balance Sheet as of November 3, 2001.

1993 Repositioning and 1991 Restructuring

         For the thirty-nine weeks ended November 2, 2002, disposition activity of approximately $1 million was offset by proceeds received to exit subleased locations.

         Disposition activity related to the reserves within the restructuring programs is presented below. The remaining reserve balance at November 2, 2002 totaled $5 million, $2 million of which is expected to be utilized within twelve months.

NON-CORE BUSINESSES
-------------------
(in millions)

                                         Balance                 Net            Charge/       Balance
                                         2/2/2002               Usage          (Income)      11/2/2002
                                         --------              ------          --------      ---------
Real estate                                 $  1               $  --            $--             $ 1
Other disposition costs                        3                  --             (2)              1
                                         --------              ------          --------      ---------
Total                                       $  4               $  --            $(2)            $ 2
                                         ========              ======          ========      =========

CORPORATE OVERHEAD AND LOGISTICS
--------------------------------
(in millions)

                                        Balance                 Net             Charge/         Balance
                                        2/2/2002               Usage            (Income)       11/2/2002
                                        --------               -----            --------       ---------
Real estate                              $   1                 $ (1)             $  --         $ --
                                        ========              ======           ========        =========

         TOTAL 1999 RESTRUCTURING
         ------------------------
         (in millions)

                                        Balance                 Net        Charge/         Balance
                                        2/2/2002               Usage       (Income)       11/2/2002
                                        --------               -----       --------       ---------
    Real estate                           $2                   $(1)            $--             $1
    Other disposition costs                3                     --             (2)             1
                                        --------              ------       --------       ---------
    Total                                 $5                   $(1)            $(2)            $2
                                        ========              ======       ========       =========

1993 REPOSITIONING AND 1991 RESTRUCTURING
-----------------------------------------
(in millions)

                                        Balance                 Net         Charge/         Balance
                                        2/2/2002               Usage        (Income)       11/2/2002
                                        --------              ------       --------       ---------
    Real estate                           $1                  $ 1             $--             $2
    Other disposition costs                2                   (1)             --              1
                                        --------              ------       --------       ---------
    Total                                 $3                  $--             $--             $3
                                        ========              ======       ========       =========


         TOTAL RESTRUCTURING RESERVES
         ----------------------------
         (in millions)

                                        Balance                 Net        Charge/         Balance
                                        2/2/2002               Usage       (Income)       11/2/2002
                                        --------              ------       --------       ---------
    Real estate                           $3                  $  -           $ -              $ 3
    Other disposition costs                5                    (1)           (2)               2
                                        --------              ------       --------       ---------
    Total                                 $8                  $ (1)          $(2)             $ 5
                                        ========              ======       ========       =========

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

                                                               Thirteen weeks ended      Thirty-nine weeks ended
                                                             ----------------------      ----------------------
(in millions)                                                 Nov. 2,        Nov. 3,     Nov. 2,          Nov. 3,
                                                               2002           2001        2002             2001
                                                             ------          ------      ------          ------
Numerator:

    Income from continuing operations .................      $   43          $   33      $  114          $   69

    Effect of Dilution:

    Convertible debt ..................................           1               1           3               2
                                                             ------          ------      ------          ------
    Income from continuing operations assuming dilution      $   44          $   34      $  117          $   71
                                                              ======          ======      ======          ======

    Denominator:

    Weighted-average common shares outstanding ........       140.9           139.8       140.6           139.3
    Effect of Dilution:

    Stock options and awards ..........................         0.3             1.5         0.6             1.3
    Convertible debt ..................................         9.5             9.5         9.5             5.1
                                                             ------          ------      ------          ------
    Weighted-average common shares assuming dilution ..       150.7           150.8       150.7           145.7
                                                              ======          ======      ======          ======

         Options to purchase 7.1 million and 2.0 million shares of common stock were not included in the computation for the thirteen weeks ended November 2, 2002 and November 3, 2001, respectively. Options to purchase 3.9 million and 3.1 million shares of common stock were not included in the computation for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Other Income

         Other income for the thirty-nine weeks ended November 2, 2002, reflected a net gain of $3 million primarily related to the condemnation of a part-owned and part-leased property for which the Registrant received proceeds of $6 million in the second quarter of 2002.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively, are presented below. Operating profit before corporate expense, net reflects income from continuing operations before income taxes, net corporate expense and net interest expense.

Sales:

(in millions)                                                      Thirteen weeks ended               Thirty-nine weeks ended
                                                                ----------------------------       -----------------------------
                                                                November 2,      November 3,       November 2,       November 3,
                                                                   2002             2001              2002              2001
                                                                -----------      -----------       -----------       -----------
Athletic Stores.........................................         $ 1,036         $   999           $ 3,058          $ 2,940
Direct to Customers.....................................              84              85               237              230
                                                                -----------      -----------       -----------       -----------
                                                                   1,120           1,084             3,295            3,170
All Other (1)...........................................               -              20                 -               54
                                                                -----------      -----------       -----------       -----------
                                                                 $ 1,120         $ 1,104           $ 3,295          $ 3,224
                                                                ===========      ===========       ===========       ===========

Operating Results:

(in millions)                                                Thirteen weeks ended       Thirty-nine weeks ended
                                                           -------------------------   ---------------------------
                                                           November 2,   November 3,   November 2,     November 3,
                                                             2002           2001         2002            2001
                                                           -----------   -----------   -----------     -----------
    Athletic Stores (2) ................................      $77          $  69         $208          $ 206
    Direct to Customers ................................        8              8           22             13
                                                           -----------   -----------   -----------     -----------
                                                               85             77          230            219
    All Other (1) (3) ..................................       --             (6)           1            (45)
                                                           -----------   -----------   -----------     -----------
          Operating profit before corporate expense, net       85             71          231            174
          Corporate expense ............................       13             12           37             48
          Interest expense, net ........................        5              8           19             18
                                                           -----------   -----------   -----------     -----------
    Income from continuing operations
       before income taxes .............................      $67          $  51         $175          $ 108
                                                           ===========   ===========   ===========     ===========


(1) Reflects The San Francisco Music Box Company and the Burger King and Popeye's franchises.

(2) Both periods presented for 2002 include restructuring income of $1 million.

(3) The thirty-nine weeks ended November 2, 2002 includes restructuring income of $1 million. The thirteen and thirty-nine weeks ended November 3, 2001 include restructuring charges of $1 million and $33 million, respectively.

Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, and the Registrant will adopt it as of the beginning of fiscal year 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be depreciated or amortized consistent with the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant could include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. The Registrant is currently evaluating SFAS No. 143 and does not expect its adoption to have a significant impact on its financial position and results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, including that gains and losses from extinguishment of debt no longer be classified as extraordinary. The statement also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it requires that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation for all transactions occurring after May 15, 2002. The Registrant adopted SFAS No. 145 as of May 15, 2002, which did not have a material impact on its financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         References included herein to businesses disposed and held for disposal relate to The San Francisco Music Box Company and the Burger King and Popeye's franchises. All references to comparable-store sales relate to sales from stores that have been open for more than one year.

RESULTS OF OPERATIONS

         Sales of $1,120 million for the third quarter of 2002 increased 1.4 percent from sales of $1,104 million for the third quarter of 2001. For the thirty-nine weeks ended November 2, 2002, sales of $3,295 million increased 2.2 percent from sales of $3,224 million for the thirty-nine weeks ended November 3, 2001. Excluding the impact of foreign currency fluctuations and sales from businesses disposed and held for disposal in the prior year, sales increased 2.2 percent and 3.2 percent for the third quarter and year-to-date periods of 2002, respectively, as compared with the corresponding prior-year periods. These sales increases were primarily attributable to the Registrant's new store opening program. Comparable-store sales decreased by 0.7 percent for the thirteen weeks ended November 2, 2002. The thirty-nine weeks ended November 2, 2002 included a comparable-store sales increase of 0.5 percent. Certain higher-priced marquee footwear did not sell as well as anticipated in the first quarter of 2002. During the second quarter of 2002, the Registrant successfully moved its marquee footwear back in line with historical levels and made changes to the product assortment, which accommodated customer demands in the third quarter of 2002.

         Gross margin, as a percentage of sales, for the thirteen weeks ended November 2, 2002 of 30.6 percent improved by 100 basis points as compared with
29.6 percent for the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.6 percent for the thirty-nine weeks ended November 2, 2002 remained essentially flat as compared with the corresponding prior-year period. The improvement for the thirteen weeks primarily reflected better merchandise purchasing. Buyers' salaries and occupancy costs, as a percentage of sales, for the thirteen and thirty-nine weeks ended November 2, 2002, remained relatively flat as compared with the corresponding prior-year periods.

         Selling, general and administrative expenses ("SG&A") of $235 million increased by 30 basis points, as a percentage of sales, to 21.0 percent in the third quarter of 2002 as compared with 20.7 percent in the corresponding prior-year period, which primarily related to new store openings and increased marketing expenditures. SG&A of $675 million improved by 80 basis points, as a percentage of sales, to 20.5 percent for the thirty-nine weeks ended November 2, 2002 as compared with 21.3 percent in the corresponding prior-year period. This improvement reflected the Registrant's continued cost-reduction efforts during 2002, particularly in payroll and logistics, offset in part by new store openings and increased marketing expenditures. SG&A included income of $4 million related to the Registrant's pension and postretirement plans for the thirteen and thirty-nine weeks ended November 2, 2002. Income related to the pension and postretirement plans totaled $5 million and $8 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The completion of the sales of The San Francisco Music Box Company and the Burger King and Popeye's franchises in 2001 also contributed to the reduction in SG&A, as a percentage of sales.

         Depreciation and amortization of $37 million declined by $1 million for the third quarter of 2002 and declined by $3 million to $111 million for the thirty-nine weeks ended November 2, 2002, as compared with the corresponding prior-year periods. The impact of no longer amortizing goodwill as required by SFAS No. 142, which was adopted by the Registrant effective February 3, 2002, was $2 million for the third quarter and $6 million for the thirty-nine weeks ended November 2, 2002, and was offset by increased depreciation associated with the new store opening program.

         Interest expense of $8 million and $25 million for the thirteen and thirty-nine weeks ended November 2, 2002, declined by 11.1 percent and 7.4 percent, respectively, as compared with the corresponding prior-year periods. The increase in interest expense in 2002 associated with the issuance of $150 million 5.50% convertible notes in June 2001 was more than offset by the impact of the retirement of the $50 million 7.00% medium-term notes in October 2001 and reduced amortization of deferred financing costs related to the revolving credit facility. Interest income totaled $3 million and $6 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, as compared with $1 million and $9 million in the corresponding prior-year periods. The thirty-nine weeks ended November 3, 2001 included intercompany interest income related to the Northern Group segment of $5 million. The offsetting interest expense was charged to the reserve for discontinued operations in 2001. The increase in interest income of $2 million for the 2002 quarter-to-date and year-to-date periods was primarily due to interest income related to income tax settlements and refunds.

         During the first quarter of 2002, the Registrant recorded a $3 million tax benefit related to a multi-state tax planning strategy and subsequently, during the third quarter ended November 2, 2002, recorded an additional $1 million tax benefit related to these strategies. During the second quarter of 2002, the Registrant recorded a $2 million tax benefit related to a reduction in the valuation allowance for deferred tax assets related to foreign tax credits. The combined effect of these items reducing the valuation allowance reduced the effective tax rate for the thirty-nine weeks ended November 2, 2002 to approximately 35.0 percent as compared with approximately 36.0 percent for the corresponding prior-year period. The Registrant expects the effective tax rate to approximate 37.5 percent for the fourth quarter of 2002.

         Income from continuing operations of $43 million, or $0.29 per diluted share, for the thirteen weeks ended November 2, 2002, improved by $0.06 per diluted share from $33 million, or $0.23 per diluted share, for the thirteen weeks ended November 3, 2001. Income from continuing operations of $114 million, or $0.77 per diluted share, for the thirty-nine weeks ended November 2, 2002, improved by $0.28 per diluted share from $69 million, or $0.49 per diluted share, for the thirty-nine weeks ended November 3, 2001. Restructuring income of $1 million and $2 million, respectively, was included in income from continuing operations for the thirteen and thirty-nine weeks ended November 2, 2002. Income from continuing operations included restructuring charges of $1 million and $33 million for the thirteen and thirty-nine weeks ended November 3, 2001. For the quarter ended November 2, 2002, the Registrant reported net income of $45 million, or $0.31 per diluted share, which included income of $2 million from income on the disposal of discontinued operations, or $0.02 per diluted share, compared with net income of $33 million, or $0.23 per diluted share, for the corresponding prior-year period. For the year-to-date periods, the Registrant reported net income of $96 million, or $0.66 per diluted share, for 2002, as compared with net income of $56 million, or $0.40 per diluted share, in 2001, which included losses related to discontinued operations of $18 million, or $0.11 per diluted share, and $13 million, or $0.09 per diluted share, respectively.

STORE COUNT

         The following table summarizes store count. During the thirty-nine weeks ended November 2, 2002, the Registrant remodeled or relocated 167 stores.

                                       Feb. 2,                         Nov. 2,   Nov. 3,
                                        2002     Opened     Closed      2002      2001
                                        ----     ------     ------     -----     ------
    Athletic Stores ..............      3,590      109         85      3,614     3,568
    Disposed and held for disposal       --        --          --        --        162
                                        -----      ---         --      -----     -----
       Total .....................      3,590      109         85      3,614     3,730
                                        =====      ===         ==      =====     =====

SALES

The following table summarizes sales by segment.

                                               Thirteen weeks ended              Thirty-nine weeks ended
                                          -----------------------------      ------------------------------
                                          Nov. 2, 2002     Nov. 3, 2001      Nov. 2, 2002      Nov. 3, 2001
                                          ------------     ------------      ------------      ------------
     (in millions)
     Athletic Stores .............           $1,036           $  999           $3,058           $2,940
     Direct to Customers .........               84               85              237              230
                                             ------           ------           ------           ------
                                              1,120            1,084            3,295            3,170
     Disposed and held for disposal            --                 20             --                 54
                                             ------           ------           ------           ------
       Total sales ...............           $1,120           $1,104           $3,295           $3,224
                                             ======           ======           ======           ======

         Athletic Stores sales increased by 3.7 percent and 4.0 percent, respectively, for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, as compared with the corresponding prior-year periods. Due to the strong performance of the euro against the U.S. dollar in the third quarter of 2002, the sales increases, excluding the impact of foreign currency fluctuations, were 2.5 percent and 3.2 percent for the 2002 third quarter and year-to-date periods, respectively. These sales increases primarily resulted from the Registrant's successful new store opening program. The thirteen weeks ended November 2, 2002 included a comparable-store sales decrease of 0.8 percent. The Registrant currently expects the fourth quarter comparable-store sales to increase by low single-digits. The thirty-nine weeks ended November 2, 2002 included a comparable-store sales increase of 0.4 percent.

         Footwear sales across most formats in the U.S., were led by both the basketball category and also the current trend in classic shoes. In the U.S., certain higher-priced marquee footwear did not sell as well as anticipated in the first quarter of 2002. During the second quarter of 2002, the Registrant successfully moved its marquee footwear back in line with historical levels and re-focused its marquee footwear selection on products having a retail price of $90 to $120 per pair and made changes to the product assortment, which accommodated customer demands in the third quarter of 2002. Sales also continued to benefit from the apparel strategy led by merchandise in private label and licensed offerings.

         The international formats, Foot Locker Europe in particular, continued to achieve strong sales growth in the first three quarters of 2002. Although the Lady Foot Locker format showed disappointing sales for the first half of 2002, it began to show improvements during the third quarter generating a low single-digit comparable-store sales increase resulting from the initiatives implemented by its new management. During the third quarter, the Registrant performed an analysis of the recoverability of store long-lived assets for the Lady Foot Locker format pursuant to SFAS No. 144 and recorded an asset impairment charge of approximately $1 million. Management currently expects the business to return to historical levels of profitability.

         Nike, Inc. ("Nike") has previously advised the Registrant that Nike would limit purchases of certain marquee and launch athletic footwear by the Registrant's U.S. divisions for delivery after February 1, 2003. Also, the Registrant has reduced its orders for certain other products offered for sale by Nike. The Registrant had initially estimated that its planned 2003 purchases of Nike marquee and launch footwear and other products could be reduced by approximately $150 million to $250 million. Based upon recent discussions with Nike, the Registrant currently estimates that its planned 2003 purchases of Nike marquee and launch footwear and other products could be reduced by approximately $300 million to $400 million. The Registrant expects to make incremental purchases of marquee and launch product from its other key vendors, which the Registrant currently expects will allow it to meet customer demand for marquee and launch products. The Registrant expects that Nike will continue to be a significant supplier in 2003.

         In addition, since the third quarter of 2002, the Kids Foot Locker format, which had previously been managed in conjunction with Lady Foot Locker, is being managed by the Foot Locker U.S. management team. This change is management is expected to benefit sales performance at Kids Foot Locker, which has been below plan through the third quarter of 2002.

         Direct to Customers sales decreased by 1.2 percent and increased by 3.0 percent for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, as compared with the corresponding prior-year periods. Internet sales of $32 million and $90 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, increased by 28.0 percent and by 38.5 percent, respectively, as compared with the corresponding prior-year periods. This increase in Internet sales was substantially offset by a decline in catalog sales, which the Registrant believes reflects the growing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet.

         Recently, the Registrant entered into a strategic alliance to offer footwear and apparel on the Amazon.com website. Foot Locker will be a featured brand in the Amazon.com specialty store for apparel and accessories.

OPERATING RESULTS

         Operating profit before corporate expense, net reflects income from continuing operations before income taxes, net corporate expense and net interest expense. The following table summarizes operating profit before corporate expense, net by segment.

                                                   Thirteen weeks ended         Thirty-nine weeks ended
                                               ---------------------------   ---------------------------
                                               Nov. 2, 2002   Nov. 3, 2001   Nov. 2, 2002   Nov. 3, 2001
                                               ------------   ------------   ------------   ------------
    (in millions)
    Athletic Stores .......................          $76          $  69           $207          $ 206
    Direct to Customers ...................            8              8             22             13
                                               ------------   ------------   ------------   ------------
                                                      84             77            229            219
    Disposed and held for disposal .......            --             (5)           --             (12)
    Restructuring income (charge) ........             1             (1)             2            (33)
                                               ------------   ------------   ------------   ------------
    Total operating profit before corporate
     expense, net .........................          $85          $  71           $231          $ 174
                                               ============   ============   ============   ============

         Athletic Stores operating profit before corporate expense, net increased by 10.1 percent for the thirteen weeks ended November 2, 2002, as compared with the corresponding prior-year period, which reflected a higher product margin rate. Athletic Stores operating profit before corporate expense, net was essentially flat for the thirty-nine weeks ended November 2, 2002. Both periods in 2002 benefited from reductions in divisional expenses resulting from the Registrant's on-going cost-cutting programs. Included in operating profit before corporate expense, net for the thirteen and thirty-nine weeks ended November 2, 2002 was restructuring income of $1 million and $2 million, respectively, for favorable real estate and other disposition activity for its other non-core businesses. The Registrant recorded restructuring charges in divisional profit of $1 million and $33 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, primarily related to the sale of The San Francisco Music Box Company and the Burger King and Popeye's franchises during 2001. During the third quarter ended November 2, 2002, the Registrant recorded in operating profit before corporate expense, net a $1 million asset impairment charge related to Lady Foot Locker. Operating profit before corporate expense, net , as a percentage of sales, improved by 40 basis points to 7.3 percent and declined by 20 basis points to 6.8 percent, respectively, for the thirteen and thirty-nine weeks ended November 2, 2002 as compared with the corresponding prior-year periods.

         Direct to Customers operating profit before corporate expense, net remained flat for the thirteen weeks ended November 2, 2002 and increased by
69.2 percent for the thirty-nine weeks ended November 2, 2002 as compared with the corresponding prior-year periods. Operating profit before corporate expense, net , as a percentage of sales, increased to 9.3 percent from 5.7 percent for the thirty-nine weeks ended November 2, 2002, primarily due to improved gross margin rates, cost-reduction efforts and reduced marketing expenditures.

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

         In the third quarter of 2002, the Registrant recorded a charge of approximately $1 million before-tax for lease exit costs in excess of previous estimates. In addition, the Registrant recorded a tax benefit of $2 million, which also reflected the impact of the tax planning strategies implemented related to the discontinuance of the Northern Group. Net disposition activity of $22 million for the thirty-nine weeks ended November 2, 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, real estate disposition activity of $1 million and severance and other costs of $3 million. The remaining reserve balance of $8 million at November 2, 2002 is expected to be utilized within twelve months.

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant exited its Domestic General Merchandise segment. In the second quarter of 2002, the Registrant recorded a charge of $4 million before-tax, or $2 million after-tax, for legal actions related to the Domestic General Merchandise segment, which have since been settled, and a $1 million charge for a lease liability related to Woolco in the former International General Merchandise segment. These charges were partially offset by a net reduction of $2 million before-tax, or $1 million after-tax, for each of the second and third quarters of 2002 in the Specialty Footwear reserve primarily reflecting real estate costs more favorable than original estimates. In the second quarter of 2001, the Registrant recorded a tax benefit of $1 million related to the settlement of tax liabilities in Germany associated with exiting the International General Merchandise segment. The successor-assignee of the leases of a former business included in the Domestic General Merchandise segment has filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 17 leases it originally acquired from the Registrant. There are currently six actions pending against the Registrant by former landlords for the lease obligations. The Registrant believes that it may have valid defenses, but as these actions are in the preliminary stage of proceedings, their outcome cannot be predicted with any degree of certainty. The remaining reserve balances totaled $23 million as of November 2, 2002, $11 million of which is expected to be utilized within twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow and Liquidity

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

         Operating activities of continuing operations provided cash of $189 million for the thirty-nine weeks ended November 2, 2002 compared with $7 million for the thirty-nine weeks ended November 3, 2001. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The increase in cash from operations in 2002 was due to both increased income from continuing operations and working capital changes. The increase in merchandise inventories resulted in net cash outflows for merchandise inventories, accounts payable and accrued liabilities for the thirty-nine weeks ended November 2, 2002 and November 3, 2001. Included in cash flow from operations for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, were cash payments of $2 million and $43 million, respectively, primarily related to the 1999 restructuring program.

         Net cash used in investing activities of continuing operations of $113 million and $84 million for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively, primarily reflected capital expenditures and lease acquisition costs. Total planned capital expenditures of $165 million for 2002 comprise $122 million for new store openings and modernizations of existing stores, $26 million for the development of information systems and other support facilities and lease acquisition costs of $17 million related to the Registrant's European operations. The Registrant has the ability to revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it. Proceeds from disposal of real estate of $6 million for the thirty-nine weeks ended November 2, 2002 primarily related to the condemnation of a part-owned and part-leased property in the second quarter of 2002. The thirty-nine weeks ended November 3, 2001 included proceeds from the sale of the Burger King and Popeye's franchises of $5 million in the third quarter of 2001 and real estate sales of $1 million.

         Financing activities for the Registrant's continuing operations used cash of $32 million for the thirty-nine weeks ended November 2, 2002 compared with cash provided by operations of $90 million for the corresponding prior-year period, which included the issuance of $150 million of subordinated convertible notes in the first half of 2001. The net proceeds of the offering were used for working capital and general corporate purposes and to reduce reliance on bank financing. During the thirty-nine weeks ended November 2, 2002, the Registrant repaid the remaining $32 million of the $40 million 7.00% medium-term notes due in October 2002 and retired approximately $9 million related to the $200 million 8.50% debentures. The thirty-nine weeks ended November 3, 2001 included the repayment and retirement of the $50 million 6.98% medium-term notes due in October 2001. During the second quarter of 2001, the Registrant amended its $190 million revolving credit agreement to allow restricted payments, including share repurchases and dividends, of up to 25% of the Registrant's consolidated income from continuing operations for the most recent fiscal year. There were no short-term borrowings outstanding during the entire thirty-nine weeks ended November 2, 2002 or during substantially all of the corresponding period of 2001.

         Net cash used in discontinued operations includes the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

         The Registrant recorded a receivable of approximately $45 million related to a Federal income tax refund in other current assets at November 2, 2002, which was subsequently received.

Capital Structure

         The Registrant's debt and capital lease obligations, net of cash and cash equivalents, decreased to $102 million at November 2, 2002, from $184 million at February 2, 2002. Shareholders' equity increased to $1,125 million at November 2, 2002 from $992 million at February 2, 2002 reflecting the strength of the ongoing businesses after the restructuring and repositioning of the Registrant's non-core businesses and discontinued segments through 2001. As a result of these improvements, the Registrant's net debt capitalization percent without operating leases improved to 8.3 percent at November 2, 2002 from 15.6 percent at February 2, 2002.

         Based upon the negative return on its pension plans' assets to date in 2002, as well as the projected reduction in the discount rate used to value the benefit obligation, the Registrant estimates that an additional minimum liability adjustment will be charged to shareholders' equity in the fourth quarter of 2002. The Registrant expects this decline in shareholders' equity to be offset in part by net income for the fourth quarter of 2002. In addition, the Registrant expects to make a $50 million cash contribution to its U.S. pension plan in the first quarter of 2003 in advance of ERISA funding requirements.

         On November 20, 2002, the Board of Directors declared a quarterly dividend on the Registrant's common stock of $0.03 per share. The dividend will be paid on January 31, 2003 to shareholders of record on January 17, 2003.

          The Board of Directors also authorized a $50 million share repurchase program on November 20, 2002. The Registrant may make purchases of its common stock under this program over the next three years, from time to time, depending upon market conditions and other factors.

         Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, pension plan contributions, the payment of quarterly dividends, its share repurchase program and to support the development of its other short-term and long-term strategies.

         On March 29, 2002, Standard & Poor's increased the Registrant's credit rating to BB+ and on May 28, 2002, Moody's Investors Service upgraded its rating to Ba2.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002, and the Registrant will adopt it as of the beginning of fiscal year 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be depreciated or amortized consistent with the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant could include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. The Registrant is currently evaluating SFAS No. 143 and does not expect its adoption to have a significant impact on its financial position and results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, including that gains and losses from extinguishment of debt no longer be classified as extraordinary. The statement also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it requires that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation for all transactions occurring after May 15, 2002. The Registrant adopted SFAS No. 145 as of May 15, 2002, which did not have a material impact on its financial position or results of operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock re-purchases, growth of the Registrant's business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Registrant's merchandise mix and retail locations, the Registrant's reliance on a few key vendors for a significant portion of its merchandise purchases (and on one key vendor for approximately 50 percent of its merchandise purchases), unseasonable weather, risks associated with foreign global sourcing, including political instability and changes in import regulations, economic conditions worldwide, the potential strike by the longshoremen's union against the Pacific Maritime Association and the ability of the Registrant to execute its business plans effectively with regard to each of its business units, including its plans for the marquee and launch footwear component of its business. Any changes in such assumptions or factors could produce significantly different results. The Registrant undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Disclosure Controls and Procedures

The Registrant's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within the 90-day period prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in the Registrant's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Principal Executive Officer and the Principal Financial Officer completed their evaluation.

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

     (b) Reports on Form 8-K

         A Form 8-K was filed on August 13, 2002 under Item 9, attaching copies of the sworn statements submitted to the Securities and Exchange Commission by Matthew D. Serra, the Principal Executive Officer, and Bruce L. Hartman, the Principal Financial Officer, of the Registrant pursuant to Securities and Exchange Commission Order No. 4-460.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FOOT LOCKER, INC.
                                                  ---------------------------
                                                  (Registrant)


Date: December 16, 2002
                                                  /s/ Bruce L. Hartman
                                                  ---------------------------
                                                  BRUCE L. HARTMAN
                                                  Executive Vice President
                                                  and Chief Financial Officer

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002

                                                   /s/ Matthew D. Serra
                                                   --------------------------
                                                   Principal Executive Officer

                                 CERTIFICATIONS

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses;

December 16, 2002

                                                     /s/ Bruce L. Hartman
                                                     --------------------------
                                                     Principal Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                  Description
-------------------------             -----------

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