Form 10-K
period 2003-02-01
FOOT LOCKER INC
filed 2003-05-19
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 720-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
COMMON STOCK, PAR VALUE $0.01                     NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
          YES [X] NO [ ]

See pages 12 through 15 for Index of Exhibits.

Number of shares of Common Stock outstanding at April 4, 2003:                                       141,573,896

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant's most recently
completed second fiscal quarter, August 2, 2002, was approximately:                               $1,248,265,409 *

* For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be "held" by such persons at August 2, 2002, include only outstanding shares of the Registrant's voting stock with respect to which such persons had, on such date, voting or investment power.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Annual Report to Shareholders, pages 18 to 51 (the "Annual Report") for the fiscal year ended February 1, 2003: Parts I, II and IV

2. The Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the 2003 Annual Meeting of Shareholders:
         Parts III and IV.

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                         PART I

Item 1.           Business                                                            1
Item 2.           Properties                                                          3
Item 3.           Legal Proceedings                                                   3
Item 4.           Submission of Matters to a Vote of Security Holders                 3

                                        PART II

Item 5.           Market for the Registrant's Common Equity
                    and Related Stockholder Matters                                   4
Item 6.           Selected Financial Data                                             4
Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                     4
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk          4
Item 8.           Consolidated Financial Statements and Supplementary Data            6
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                               6

                                        PART III

Item 10.          Directors and Executive Officers of the Registrant                  6
Item 11.          Executive Compensation                                              6
Item 12.          Security Ownership of Certain Beneficial Owners and Management      6
Item 13.          Certain Relationships and Related Transactions                      7
Item 14.          Controls and Procedures                                             7

                                        PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K     7
Item 16.          Principal Accountant Fees and Services                              7

                  Signatures

                  Certifications

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating, as of February 1, 2003, 3,625 primarily mall-based stores in North America, Europe and Australia. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the "Registrant."

         The Registrant maintains a website on the Internet at http:\\www.footlocker-inc.com. The Registrant's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the "SEC Filings" link found.

         The Registrant operates in two reportable business segments - Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Registrant believes that its portfolio strategy is unique in the athletic industry, with specialized retail formats, catalogs and Internet websites targeted specifically to the men's, women's and children's segments of the market, allowing the Registrant to tailor its merchandise and service offerings more effectively to its targeted customers. The disposition of all businesses previously held for disposal was completed in 2001. The following table indicates the sales and percent of total sales generated by each of the business segments in 2002:

      Segments             Sales         Percent of Total Sales
      --------             -----         ----------------------
                       ($ in millions)
Athletic Stores           $   4,160                92%
Direct-to-Customers             349                 8
                          ---------             -----
Total                     $   4,509               100%
                          =========             =====

         The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on pages 42 and 43 of the Registrant's Annual Report to Shareholders ("Annual Report") for the fiscal year ended February 1, 2003 and is incorporated herein by reference.

                        AT FEBRUARY 2,                     AT FEBRUARY 1,
    STORE PROFILE            2002        OPENED   CLOSED       2003
    -------------            ----        ------   ------       ----
Foot Locker                  1,993         129       62       2,060
Lady Foot Locker               632           1       27         606
Kids Foot Locker               391           1       15         377
Champs Sports                  574          26       18         582
                             -----         ---      ---       -----
TOTAL ATHLETIC STORES        3,590         157      122       3,625
                             =====         ===      ===       =====

The service marks and trademarks appearing on this page and elsewhere in this report (except for NFL) are owned by Foot Locker, Inc. or its subsidiaries.

Athletic Stores

         The Registrant operates 3,625 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment's operating businesses:

                  Foot Locker - Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 2,060 stores are located in 14 countries including 1,477 in the United States, Puerto Rico, United States Virgin Islands and Guam, 131 in Canada, 377 in Europe and 75 in Australia. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,600 selling square feet.

                  Lady Foot Locker - Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 606 stores are located in the United States and Puerto Rico and have an average of 1,300 selling square feet.

                  Kids Foot Locker - Kids Foot Locker is a national children's athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 377 stores are located in the United States and Puerto Rico and have an average of 1,500 selling square feet.

                  Champs Sports - Champs Sports is, after Foot Locker, the second largest specialty athletic footwear and apparel retailer in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 582 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 4,000 selling square feet.

Direct-to-Customers

                  Footlocker.com - Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and licensed private-label merchandise in the United States and provides the Registrant's seven full-service e-commerce sites access to an integrated fulfillment and distribution system. The Registrant has an agreement with the National Football League as its official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. Footlocker.com designs, merchandises and fulfills the NFL's official catalog (NFL Shop) and the e-commerce site linked to www.NFL.com. In 2002, the Registrant entered into a strategic alliance to offer footwear and apparel on the Amazon.com website. Foot Locker is a featured brand in the Amazon.com specialty store for apparel and accessories.

INFORMATION REGARDING BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         For information regarding sales, operating results and identifiable assets of the Registrant by business segment and by geographic area as required by Item 101(d) of Regulation S-K, refer to footnote 6 of the Consolidated Financial Statements on pages 42 and 43 of the Annual Report. For additional information on format descriptions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 and 23 of the Annual Report, which is incorporated herein by reference.

EMPLOYEES

         The Registrant and its consolidated subsidiaries had 15,844 full-time and 24,307 part-time employees at February 1, 2003. The Registrant considers employee relations to be satisfactory.

COMPETITION

         The Registrant operates in the retail athletic footwear and apparel industry. Competition is primarily based upon customer demand, fashion trends, competitive market forces, merchandise mix, pricing, advertising and retail location. The industry comprises mall-based specialty retailers, department stores, discount retailers, sporting goods stores and catalog and Internet athletic businesses, and the Registrant considers retailers operating in all of these venues to be its competitors. Foot Locker, through its various retail formats, is the leading mall-based specialty retailer of athletic footwear and apparel, and, through Footlocker.com/Eastbay, is a leading catalog and Internet retailer of athletic products.

MERCHANDISE PURCHASES

         The Registrant and its consolidated subsidiaries purchase merchandise from hundreds of vendors worldwide. In 2002, the Registrant purchased approximately 44 percent of its athletic merchandise from Nike, Inc. and 11 percent from another major vendor. Approximately 71 percent of the Registrant's purchases were from its top five vendors. The Registrant generally considers vendor relations to be satisfactory.

         The Registrant's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Registrant emphasizes turnover and takes markdowns where required to keep merchandise fresh and current with trends.

ITEM 2. PROPERTIES

         The properties of the Registrant and its consolidated subsidiaries consist of land, leased and owned stores and administrative and distribution facilities. Total selling area for the Athletic Stores and Direct-to-Customers segments at the end of the year was approximately 8.04 million square feet. These properties are primarily located in the United States, Canada and Europe.

         The Registrant currently operates three distribution centers, of which one is owned and two are leased, occupying an aggregate of 1.88 million square feet. Two of the three distribution centers are located in the United States and one is in Europe. The Registrant also has two additional distribution centers that are leased and sublet, occupying approximately 0.6 million square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 1, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Executive Officers of the Registrant, as of May 12, 2003, is set forth below:

President and Chief Executive Officer and Director                    Matthew D. Serra
Executive Vice President and Chief Financial Officer                  Bruce L. Hartman
President and Chief Executive Officer, Foot Locker, Inc. U.S.A.       Richard T. Mina
Senior Vice President, General Counsel and Secretary                  Gary M. Bahler
Senior Vice President--Real Estate                                    Jeffrey L. Berk
Senior Vice President--Chief Information Officer                      Marc D. Katz
Senior Vice President--Strategic Planning                             Lauren B. Peters
Senior Vice President--Human Resources                                Laurie J. Petrucci
Vice President - Investor Relations and Treasurer                     Peter D. Brown
Vice President and Chief Accounting Officer                           Robert W. McHugh

         Matthew D. Serra, age 58, has served as President since April 12, 2000 and Chief Executive Officer since March 4, 2001. He served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000. He served as Chairman and Chief Executive Officer of Stern's, a division of Federated Department Stores, Inc., from March 1993 to September 1998.

         Bruce L. Hartman, age 49, has served as Executive Vice President since April 18, 2002 and Chief Financial Officer since February 27, 1999. He served as Senior Vice President from February 1999 to April 2002. Mr. Hartman served as Vice President-Corporate Shared Services from August 1998 to February 1999 and as Vice President and Controller from November 1996 to August 1998.

         Richard T. Mina, age 46, has served as President and Chief Executive Officer of Foot Locker, Inc. U.S.A. since February 2, 2003. He served as President and Chief Executive Officer of Champs Sports from April 1999 to February 1, 2003. He served as President of Foot Locker Europe from January 1996 to April 1999.

         Gary M. Bahler, age 51, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990. He served as Vice President from February 1993 to August 1998.

         Jeffrey L. Berk, age 47, has served as Senior Vice President-Real Estate since February 2000 and President of Foot Locker Realty, North America from January 1997 to February 2000.

         Marc D. Katz, age 38, has served as Senior Vice President--Chief Information Officer since May 12, 2003. Mr. Katz served as Vice President and Chief Information Officer from July 2002 to May 11, 2003 and as Vice President and Controller from April 2002 to July 2002. During the period of 1997 to 2002, he served in the following capacities at the Financial Services Center of Foot Locker Corporate Services: Vice President and Controller from July 2001 to April 2002; Controller from December 1999 - July 2001; and Retail Controller from October 1997 to December 1999.

         Lauren B. Peters, age 41, has served as Senior Vice President--Strategic Planning since April 18, 2002. Ms. Peters served as Vice President--Planning from January 2000 to April 17, 2002. She served as Vice President and Controller from September 1998 to January 2000 and as Assistant Controller of the Registrant's Financial Services Center from March 1997 to August 1998.

         Laurie J. Petrucci, age 44, has served as Senior Vice President--Human Resources since May 2001. Ms. Petrucci served as Senior Vice President - Human Resources of Foot Locker Worldwide from March 2000 to April 2001. She served as Vice President of Organizational Development and Training of Foot Locker Worldwide from February 1999 to March 2000 and as Vice President--Human Resources of Foot Locker Canada from February 1997 to February 1999.

         Peter D. Brown, age 48, has served as Vice President - Investor Relations and Treasurer since October 2001. Mr. Brown served as Vice President - Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer - Investor Relations and Corporate Development from August 2000 to April 2001. He served as Vice President and Chief Financial Officer of Lady Foot Locker from October 1999 to August 2000, as Director of the Registrant's Profit Improvement Task Force from November 1998 to October 1999 and as Assistant Treasurer from July 1993 to November 1998.

         Robert W. McHugh, age 44, has served as Vice President and Chief Accounting Officer since January 2000. He served as Vice President-Taxation from November 1997 to January 2000.

         There are no family relationships among the executive officers or directors of the Registrant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Information related to the market for the Registrant's common stock on pages 34 and 35 and 48 to 50 of the Annual Report under the sections captioned, "Summary of Significant Accounting Policies," "Stock Plans," "Restricted Stock," "Shareholder Rights Plan" and "Shareholder Information and Market Prices (Unaudited)" is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk

                  The Registrant is exposed to market risk related to both foreign currency fluctuations and interest rates. Derivative financial instruments are used by the Registrant to manage its market risk exposure to foreign currency exchange rate fluctuations. Interest rate swaps are employed by the Registrant to minimize its exposure to interest rate fluctuations. The Registrant, as a matter of policy, does not hold derivative financial instruments for trading or speculative purposes.

         Interest Rates

                  The Registrant's major exposure to market risk is to changes in interest rates, primarily in the United States. There were no short-term borrowings outstanding as of February 1, 2003 or February 2, 2002. Short-term debt obligations reflect variable interest rate borrowings under the Registrant's revolving credit agreement.

                  For information regarding interest rate risk management, as required by Item 7A, refer to footnote 1 on page 36 and footnote 18 on pages 44 and 45 of the Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference. The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the impact of the interest rate swap outstanding at February 1, 2003, of the Registrant's long-term debt obligations.

                                                                                    FEB. 1,   FEB. 2,
                                                                                     2003      2002
         (IN MILLIONS)             2003    2004   2005   2006   2007   THEREAFTER    TOTAL     TOTAL
-------------------------------------------------------------------------------------------   -------
Long-term debt                    $   -      -      -      -      -        341        $ 341    $ 380

Fixed rate
Weighted-average interest rate      6.6%   6.6%   6.6%   6.6%   6.6%       6.6%

         Foreign Currency Exchange Rates

                  For information regarding foreign exchange risk management, as required by Item 7A, refer to footnote 1 on page 36 and footnote 18 on page 44 of the Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

                  The table below presents the fair value, notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at February 1, 2003.

                                             FAIR VALUE      CONTRACT VALUE     WEIGHTED-AVERAGE
                                          (US IN MILLIONS)   (US IN MILLIONS)     EXCHANGE RATE
                                          ----------------   ----------------     -------------
INVENTORY
       Buy euro/ Sell British pound             $  2               $  45              0.6335
       Buy $US/Sell euro                          (1)                  4              0.9470
                                                ----               -----
                                                $  1               $  49
                                                ====               =====

INTERCOMPANY
       Buy $US/Sell euro                        $ (8)              $ 128              1.0118
       Buy $US/Sell CAD$                           -                  25              0.6280
       Buy euro/Sell British pound                 -                  15              0.6441
                                                ----               -----
                                                $ (8)              $ 168
                                                ====               =====

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         a)       Consolidated Financial Statements

                  The following, included in the Annual Report, are incorporated herein by reference:

                                                                                    Page (s) in
                                                                                   Annual Report
                                                                                   -------------
Independent Auditors' Report                                                            29
Consolidated Statements of Operations - Years ended February 1, 2003,
   February 2, 2002 and February 3, 2001                                                30
Consolidated Statements of Comprehensive Income (Loss) - Years ended
   February 1, 2003, February 2, 2002 and February 3, 2001                              30
Consolidated Balance Sheets -As of February 1, 2003 and February 2, 2002                31
Consolidated Statements of Shareholders' Equity - Years ended February 1, 2003,
   February 2, 2002 and February 3, 2001                                                32
Consolidated Statements of Cash Flows - Years ended February 1, 2003,
   February 2, 2002 and February 3, 2001                                                33
Notes to Consolidated Financial Statements                                              34

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

         (b) Executive Officers of the Registrant

                  Information with respect to executive officers of the Registrant is set forth immediately following Item 4 in Part I hereof on pages 3 and 4.

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

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

         The Registrant's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures, as such term is defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended, within the 90-day period prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report have been made known to them in a timely fashion.

         There have been no significant changes in the Registrant's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Principal Executive Officer and the Principal Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) (a)(2) Financial Statements

                  The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and is incorporated herein by reference.

          (a)(3) and (c) Exhibits

                  An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 12 through 15. Those exhibits, which are included in this Annual Report on Form 10-K, immediately follow the index.

         (b) Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended February 1, 2003.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information relative to principal accountant fees and services is set forth under the section captioned "Audit and Non-Audit Fees" in the Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FOOT LOCKER, INC.

                                     By: /s/ MATTHEW D. SERRA
                                         ----------------------
                                               Matthew D. Serra
                                         President and Chief Executive Officer
                                                      and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 19, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

  /s/ MATTHEW D. SERRA                            /s/ BRUCE L. HARTMAN
  --------------------                            ---------------------
    Matthew D. Serra                                 Bruce L. Hartman
      President and                           Executive Vice President and
 Chief Executive Officer                         Chief Financial Officer
      and Director

  /s/ ROBERT W. MCHUGH
  --------------------
    Robert W. McHugh
   Vice President and
Chief Accounting Officer

   /s/ J. CARTER BACOT                              /s/ JAMES E. PRESTON
   -------------------                              ---------------------
     J. Carter Bacot                                  James E. Preston
      Non-Executive                                       Director
  Chairman of the Board

   /s/ PURDY CRAWFORD                               /s/ DAVID Y. SCHWARTZ
   -------------------                             ----------------------
     Purdy Crawford                                   David Y. Schwartz
        Director                                          Director

  /s/ NICHOLAS DIPAOLO                          /s/ CHRISTOPHER A. SINCLAIR
  --------------------                          ----------------------------
    Nicholas DiPaolo                               Christopher A. Sinclair
        Director                                          Director

/s/ PHILIP H. GEIER JR.                             /s/ CHERYL N. TURPIN
------------------------                            ---------------------
   Philip H. Geier Jr.                                Cheryl N. Turpin
        Director                                          Director

/s/ JAROBIN GILBERT JR.                               /s/ DONA D. YOUNG
------------------------                              -----------------
   Jarobin Gilbert Jr.                                  Dona D. Young
        Director                                          Director

                                 CERTIFICATIONS

I, Matthew D. Serra, certify that:

1. I have reviewed this annual report on Form 10-K of Foot Locker, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003

                                             /s/ Matthew D. Serra
                                             -----------------------------------
                                             Principal Executive Officer

                                 CERTIFICATIONS

I, Bruce L. Hartman, certify that:

1. I have reviewed this annual report on Form 10-K of Foot Locker, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003

                                                /s/ Bruce L. Hartman
                                                --------------------------------
                                                Principal Financial Officer

                                FOOT LOCKER, INC
                           INDEX OF EXHIBITS REQUIRED
                             BY ITEM 15 OF FORM 10-K
                           AND FURNISHED IN ACCORDANCE
                         WITH ITEM 601 OF REGULATION S-K

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                        DESCRIPTION
--------------                                        -----------
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

    4.5           Amendment No. 3 to the Rights Agreement dated as of March 18, 2002 (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended February 2, 2001 filed by the Registrant with the SEC on April 29, 2002).

    4.6           Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit
                  4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                        DESCRIPTION
--------------                                        -----------
    4.7           Forms of Medium-Term Notes (Fixed Rate and Floating Rate) (incorporated herein by reference to Exhibits 4.4 and 4.5 to the Registration Statement on Form S-3
                  (Registration No. 33-43334) previously filed by the Registrant with the SEC).

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

    10.3          Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to
                  Exhibit 10(p) to the 1994 Form 10-K).

    10.4          Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to
                  Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended
                  January 31, 1998, filed by the Registrant with the SEC on April 21, 1998 (the "1997
                  Form 10-K")).

    10.5          Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for
                  the period ended July 29, 2000, filed by the Registrant with the SEC on September 7,
                  2000 (the "July 29, 2000 Form 10-Q")).

    10.6          Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit
                  10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the "8-B Registration Statement")).

    10.7          Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K ).

    10.8          Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the 1995 Form 10-K).

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                        DESCRIPTION
--------------                                        -----------
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

    10.13         Amendment to form of indemnification agreement (incorporated herein by reference to
                  Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May
                  5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the "May 5, 2001 Form
                  10-Q")).

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

    10.20         Employment Agreement with Matthew D. Serra dated as of January 21, 2003.

    10.21         Restricted Stock Agreement with Matthew D. Serra dated as of March 4, 2001
                  (incorporated herein by reference to Exhibit 10.3 to the May 5, 2001 Form 10-Q).

    10.22         Restricted Stock Agreement with Matthew D. Serra dated as of February 2, 2003.

    10.23         Foot Locker Executive Severance Pay Plan (incorporated herein by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended
                  October 31, 1998 (the "October 31, 1998 Form 10-Q")).

    10.24         Form of Senior Executive Employment Agreement (incorporated herein by referenec to
                  Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended
                  January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the "1999
                  Form 10-K")).

    10.25         Form of Executive Employment Agreement (incorporated herein by reference to Exhibit
                  10.24 to the 1999 Form 10-K).

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                        DESCRIPTION
--------------                                        -----------
    10.26         Form of Senior Executive Employment Agreement (incorporated herein by reference to
                  Exhibit 10.23 to the 1999 Form 10-K).

    10.27         Foot Locker, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit
                  10(b) to the Registrant's October 28, 1995 Form 10-Q).

    10.28         Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to
                  Exhibit 10(c) to the 1995 Form 10-K).

    10.29         Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit
                  10.30 to the 1998 Form 10-K).

    10.30         Amendment No. 5 dated as of June 8, 2001 to the Credit Agreement dated as of April
                  9, 1997 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on
                  Form 10-Q for the quarterly period ended August 4, 2001 filed by the Registrant with the SEC on September 18, 2001).

    10.31         Amendment No. 6 dated as of July 1, 2002 to the Credit Agreement dated as of April
                  9, 1997 and amended and restated as of June 8, 2001 (as amended, the "Credit
                  Agreement") (incorporated herein by reference to Exhibit 10.3 to the August 3, 2002
                  Form 10-Q).

    10.32         Amendment No. 7 dated as of November 22, 2002 to the Credit Agreement.

    10.33         Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 10-K).

    10.34         Nonstatutory Stock Option Grant Agreement with J. Carter Bacot dated as of February
                  12, 2001 (incorporated herein by reference to Exhibit 10.6 to the May 5, 2001 Form
                  10-Q).

    10.35         Nonstatutory Stock Option Grant Agreement with J. Carter Bacot dated as of February
                  4, 2002 (incorporated herein by reference to Exhibit 10 to the Quarterly Report on
                  Form 10-Q for quarterly period ended May 4, 2002 filed by the Registrant with the
                  SEC on June 14, 2002).

    10.36         Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3,
                  2002 filed by the Registrant with the SEC on September 12, 2002 (the "August 3, 2002
                  Form 10-Q")).

    12            Computation of Ratio of Earnings to Fixed Charges.

    13            2002 Annual Report to Shareholders.

    18            Letter on Change in Accounting Principle (incorporated herein by reference to
                  Exhibit 18 to the 1999 Form 10-K).

    21            Subsidiaries of the Registrant.

    23            Consent of Independent Auditors.

    99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  EXHIBIT NO.
IN ITEM 601 OF
REGULATION S-K                                        DESCRIPTION
--------------                                        -----------
    10.20         Employment Agreement with Matthew D. Serra dated as of January 21, 2003.

    10.22         Restricted Stock Agreement with Matthew D. Serra dated as of February 2, 2003.

    10.32         Amendment No. 7 dated as of November 22, 2002 to the Credit Agreement.

    12            Computation of Ratio of Earnings to Fixed Charges.

    13            2002 Annual Report to Shareholders.

    21            Subsidiaries of the Registrant.

    23            Consent of Independent Auditors.

    99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.