Form 10-Q
period 2003-05-03
FOOT LOCKER INC
filed 2003-06-16
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

Commission file no. 1-10299

                                FOOT LOCKER, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

              New York                                          13-3513936
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S.  Employer
          or organization)                                 Identification No.)

112 W. 34th Street, New York, New York                            10120
--------------------------------------                          ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number:  (212) 720-3700

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

Number of shares of Common Stock outstanding at June 6, 2003: 142,005,247

                                FOOT LOCKER, INC.

                                TABLE OF CONTENTS


                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets.............................          1

                      Condensed Consolidated Statements
                           of Operations................................................          2

                      Condensed Consolidated Statements
                           of Comprehensive Income......................................          3

                      Condensed Consolidated Statements
                           of Cash Flows................................................          4

                      Notes to Condensed Consolidated
                           Financial Statements.........................................       5-14

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations................      14-21

          Item 4.     Controls and Procedures...........................................         21

Part II.  Other Information

          Item 1.     Legal Proceedings.................................................         21

          Item 6.     Exhibits and Reports on Form 8-K..................................         21

                      Signature.........................................................         22

                      Certifications....................................................      23-24

                      Index to Exhibits.................................................         25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                              May 3,         May 4,       February 1,
                                                                               2003           2002           2003
                                                                            ----------     ----------     ----------
                                                                            (Unaudited)    (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents......................................          $      306     $      278     $      357
   Merchandise inventories........................................                 941            839            835
   Assets of discontinued operations..............................                   2              3              2
   Other current assets...........................................                  90             86             90
                                                                            ----------     ----------     ----------
                                                                                 1,339          1,206          1,284
Property and equipment, net.......................................                 626            626            636
Deferred taxes....................................................                 233            253            240
Goodwill and intangible assets....................................                 222            194            216
Assets of business transferred under
      contractual arrangement (note receivable)...................                   -             12              -
Other assets......................................................                 111             74            110
                                                                            ----------     ----------     ----------
                                                                            $    2,531     $    2,365     $    2,486
                                                                            ==========     ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable...............................................          $      344     $      353     $      251
   Accrued liabilities............................................                 254            183            296
   Current portion of repositioning and restructuring reserves....                   3              6              3
   Current portion of reserve for discontinued operations.........                  15             11             18
   Liabilities of discontinued operations.........................                   3              5              3
   Current portion of long-term debt and obligations
     under capital leases.........................................                   -             32              1
                                                                            ----------     ----------     ----------
                                                                                   619            590            572
Long-term debt and obligations
   under capital leases...........................................                 358            365            356
Liabilities of business transferred under
   contractual arrangement........................................                   -             12              -
Other liabilities.................................................                 401            372            448
Shareholders' equity
   Common stock and paid-in capital: 141,986,116;
     140,428,144 and 141,180,455 shares, respectively.............                 381            367            378
   Retained earnings..............................................                 980            817            946
   Accumulated other comprehensive loss...........................                (206)          (158)          (213)
   Less: Treasury stock at cost: 185,220; 70,220 and
     105,220 shares, respectively.................................                  (2)             -             (1)
                                                                            ----------     ----------     ----------
Total shareholders' equity........................................               1,153          1,026          1,110
                                                                            ----------     ----------     ----------
                                                                            $    2,531     $    2,365     $    2,486
                                                                            ==========     ==========     ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                            Thirteen weeks ended
                                                                            --------------------
                                                                             May 3,       May 4,
                                                                              2003         2002
                                                                            -------      -------
Sales.............................................................          $ 1,128      $ 1,090

Costs and Expenses
  Cost of sales...................................................              783          770
  Selling, general and administrative expenses....................              241          220
  Depreciation and amortization...................................               37           36
  Interest expense, net...........................................                5            7

                                                                            -------      -------
                                                                              1,066        1,033
                                                                            -------      -------
Income from continuing operations before
     income taxes.................................................               62           57
Income tax expense................................................               23           19
                                                                            -------      -------
Income from continuing operations.................................               39           38
Loss on disposal of discontinued operations.......................                -          (18)
Cumulative effect of accounting change, net of income
   tax benefit of $-                                                             (1)           -
                                                                            -------      -------
Net income........................................................          $    38      $    20
                                                                            =======      =======

Basic earnings per share:
     Income from continuing operations............................          $  0.28      $  0.27
     Loss from discontinued operations............................                -        (0.13)
     Cumulative effect of accounting change.......................            (0.01)           -

                                                                            -------      -------
     Net income...................................................          $  0.27      $  0.14
                                                                            =======      =======
Weighted-average common shares outstanding........................            141.1        140.1

Diluted earnings per share:
     Income from continuing operations............................          $  0.27      $  0.26
     Loss from discontinued operations............................                -        (0.12)
     Cumulative effect of accounting change                                   (0.01)           -

                                                                            -------      -------
     Net income...................................................          $  0.26      $  0.14
                                                                            =======      =======
Weighted-average common shares assuming dilution..................            151.3        150.9

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                                                             Thirteen weeks ended
                                                                             --------------------
                                                                              May 3,       May 4,
                                                                               2003        2002
                                                                             -------      -------
Net income...............................................................    $    38      $    20

Other comprehensive income
  Foreign currency translation adjustments arising during the period.....          5           10
  Change in fair value of derivatives, net of tax of $-..................          2            -
                                                                             -------      -------

Comprehensive income.....................................................    $    45      $    30
                                                                             =======      =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                     Thirteen weeks ended
                                                                                     --------------------
                                                                                     May 3,         May 4,
                                                                                      2003           2002
                                                                                     -----          -----
From Operating Activities:
   Net income....................................................................    $  38          $  20
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities of continuing operations:
     Loss on disposal of discontinued operations, net of tax.....................        -             18
     Cumulative effect of accounting change, net of tax..........................        1              -
     Depreciation and amortization...............................................       37             36
     Deferred income taxes.......................................................       10             13
     Change in assets and liabilities:
       Merchandise inventories...................................................     (101)           (42)
       Accounts payable and other accruals.......................................       58             46
       Other, net................................................................      (54)             2
                                                                                     -----          -----
   Net cash provided by (used in) operating activities of continuing operations..      (11)            93
                                                                                     -----          -----

From Investing Activities:
   Lease acquisition costs.......................................................       (6)            (3)
   Capital expenditures..........................................................      (25)           (25)
                                                                                     -----          -----
   Net cash used in investing activities of continuing operations................      (31)           (28)
                                                                                     -----          -----

From Financing Activities:
   Reduction in long-term debt and capital lease obligations.....................        -             (1)
   Issuance of common stock......................................................        1              3
   Dividends paid................................................................       (4)             -
                                                                                     -----          -----
   Net cash provided by (used in) financing activities of continuing operations..       (3)             2
                                                                                     -----          -----

Net Cash used in Discontinued Operations.........................................       (2)            (4)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents..................................................       (4)             -
                                                                                     -----          -----

Net change in Cash and Cash Equivalents..........................................      (51)            63
Cash and Cash Equivalents at beginning of year...................................      357            215
                                                                                     -----          -----
Cash and Cash Equivalents at end of interim period...............................    $ 306          $ 278
                                                                                     =====          =====

Cash paid during the period:
   Interest......................................................................    $   -          $   -
   Income taxes..................................................................    $  17          $   5

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 1, 2003, as filed with the Securities and Exchange Commission (the "SEC") on May 19, 2003. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended May 3, 2003 are not necessarily indicative of the results expected for the year.

Goodwill and Intangible Assets

         The Registrant adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002, which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Accordingly, the Registrant stopped amortizing goodwill in the first quarter of 2002. During the first quarter of 2003, the Registrant completed its annual review of goodwill, which did not result in an impairment charge.

Goodwill (in millions)                             May 3, 2003      May 4, 2002      February 1, 2003
-----------------------------------------------    -----------      -----------      ----------------
Athletic Stores                                    $        56      $        55      $             56

Direct-to-Customers                                         80               80                    80
                                                   -----------      -----------      ----------------
                                                   $       136      $       135      $            136
                                                   ===========      ===========      ================

Intangible Assets (in millions)                    May 3, 2003      May 4, 2002      February 1, 2003
-----------------------------------------------    -----------      -----------      ----------------
Intangible assets not subject to amortization      $         2      $         -      $              2

Intangible assets subject to amortization, net
   of accumulated amortization of $39 million,
   $35 million and $36 million, respectively                84               59                    78
                                                   -----------      -----------      ----------------
                                                   $        86      $        59      $             80
                                                   ===========      ===========      ================

                                         Total     $       222      $       194      $            216
                                                   ===========      ===========      ================

         Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of May 3, 2003 was approximately 10 years. Amortization expense for lease acquisition costs was approximately $2 million for the first quarters of each of 2003 and 2002. Annual estimated amortization expense for lease acquisition costs is expected to be approximately $10 million for 2003 and each of the succeeding four years.

         Intangible assets not subject to amortization relate to the Registrant's U.S. defined benefit retirement plan.

Derivative Financial Instruments

         Ineffectiveness related to cash flow hedges and the change in fair value of derivative financial instruments designated as hedges reduced net income by $1 million during the quarter ended May 3, 2003, while the amount related to the quarter ended May 4, 2002 was not material.

         During the quarters ended May 3, 2003 and May 4, 2002, the change in the fair value of derivative instruments not designated as hedges was not material.

         The fair value of derivative contracts outstanding at May 3, 2003 comprised current assets of $3 million, non-current assets of $2 million and current liabilities of $12 million.

Asset Retirement Obligations

         The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. The Registrant did not incur any additional asset retirement obligations during the first quarter of 2003, and accordingly, the amortization and accretion expenses recorded during the period were not material. Pro forma effects for the quarter ended May 4, 2002, assuming adoption of SFAS No. 143 as of February 3, 2002, were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

Stock-Based Compensation

         The Registrant accounts for stock-based compensation by applying APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with APB No. 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1994 Stock Purchase Plan. The plan, which is compensatory as defined in SFAS No. 123, is non-compensatory as defined in APB No. 25. SFAS No. 123 requires disclosure of the impact on earnings per share if the fair value method of accounting for stock-based compensation is applied for companies electing to continue to account for stock-based plans under APB No. 25.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," which was issued in December 2002, provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure of the pro forma impact on earnings per share. As the Registrant has continued to account for stock-based compensation under APB No. 25, such disclosures are now required quarterly for interim periods beginning in 2003. Accounting for the Registrant's stock-based compensation, in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

                                                                    May 3,      May 4,
                                                                     2003       2002
                                                                   --------   --------
(in millions, except per share amounts)

Net income, as reported:                                           $     38   $     20
 Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income tax benefit                                               1          1
                                                                   --------   --------
   Pro forma net income                                            $     37   $     19
                                                                   ========   ========
Basic earnings per share:
   As reported                                                     $   0.27   $   0.14
   Pro forma                                                       $   0.27   $   0.13
Diluted earnings per share:
   As reported                                                     $   0.26   $   0.14
   Pro forma                                                       $   0.26   $   0.13

The fair values of the issuance of the stock-based compensation pursuant to the Company's various stock option and purchase plans were estimated at the grant date using the Black-Scholes option pricing model.

                                                    Stock Option Plans               Stock Purchase Plan
                                                 May 3, 2003  May 4, 2002          May 3, 2003  May 4, 2002
                                                 -----------  -----------          -----------  -----------
Weighted-average risk free
  rate of interest                                     2.23%        4.25%                1.20%        2.59%
Expected volatility                                      37%          42%                  31%          35%
Weighted-average expected award life               3.5 years    3.5 years             .7 years     .7 years
Dividend yield                                          1.2%         1.2%                    -            -
Weighted-average fair value                      $      2.75  $      5.21          $      2.83  $      4.36

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Registrant's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Discontinued Operations

         On January 23, 2001, the Registrant announced that it was exiting its 694 store Northern Group segment. The Registrant recorded a charge to earnings of $252 million before-tax, or $294 million after-tax, in 2000 for the loss on disposal of the segment. Major components of the charge included expected cash outlays for lease buyouts and real estate disposition costs of $68 million, severance and personnel related costs of $23 million and operating losses and other exit costs from the measurement date through the expected date of disposal of $24 million. Non-cash charges included the realization of a $118 million currency translation loss, resulting from the movement in the Canadian dollar during the period the Registrant held its investment in the segment and asset write-offs of $19 million. The Registrant also recorded a tax benefit for the liquidation of the Northern U.S. stores of $42 million, which was offset by a valuation allowance of $84 million to reduce the deferred tax assets related to the Canadian operations to an amount that is more likely than not to be realized.

         In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. During the second quarter of 2001, the Registrant completed the liquidation of the 324 stores in the United States and recorded a charge to earnings of $12 million before-tax, or $19 million after-tax. The charge comprised the write-down of the net assets of the Canadian business to their net realizable value pursuant to the then pending transaction, which was partially offset by reduced severance costs as a result of the transaction and favorable results from the liquidation of the U.S. stores and real estate disposition activity. On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser agreed to obtain a revolving line of credit with a lending institution, satisfactory to the Registrant, in an amount not less than CAD$25 million (approximately US$17 million). Another wholly-owned subsidiary of the Registrant was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The Registrant also entered into a credit agreement with the purchaser to provide a revolving credit facility to be used to fund its working capital needs, up to a maximum of CAD$5 million (approximately US$3 million). The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note, approximately US$18 million. The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E "Accounting for Divestiture of a Subsidiary or Other Business Operation," ("SAB Topic 5:E") as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations were presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement."

         In the fourth quarter of 2001, the Registrant further reduced its estimate for real estate costs by $5 million based on then current negotiations, which was completely offset by increased severance, personnel and other disposition costs.

         The Registrant recorded a charge of $18 million in the first quarter of 2002 reflecting the poor performance of the Northern Group stores in Canada since the date of the transaction. There was no tax benefit recorded related to the $18 million charge, which comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note. This charge was recorded pursuant to SAB Topic 5:E, which requires accounting for the Note in a manner somewhat analogous to equity accounting for an investment in common stock.

         In the third quarter of 2002, the Registrant recorded a charge of approximately $1 million before-tax for lease exit costs in excess of previous estimates. In addition, the Registrant recorded a tax benefit of $2 million, which also reflected the impact of the tax planning strategies implemented related to the discontinuance of the Northern Group.

         On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly-owned subsidiary of the Registrant remains secondarily liable under those leases. As of May 3, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$83 to $89 million (approximately US$58 to $62 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

         During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. At May 3, 2003 and February 1, 2003, US$4 million is classified as a current receivable with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet.

         Future adjustments, if any, to the carrying value of the Note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, "Accounting and Disclosure Regarding Discontinued Operations," which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest and accretion income will also be recorded within continuing operations. The Registrant will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the Note may not be recoverable. Such circumstances would include a deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the Note.

         As the stock transfer on September 28, 2001 was accounted for in accordance with SAB Topic 5:E, a disposal was not achieved pursuant to APB No.
30. If the Registrant had applied the provisions of Emerging Issues Task Force 90-16, "Accounting for Discontinued Operations Subsequently Retained" ("EITF 90-16"), prior reporting periods would not be restated, accordingly reported net income would not have changed. However, the results of operations of the Northern business segment in all prior periods would have been reclassified from discontinued operations to continuing operations. The incurred loss on disposal at September 28, 2001 would continue to be classified as discontinued operations, however, the remaining accrued loss on disposal at this date, of U.S. $24 million, primarily relating to the lease liability of the Northern U.S. business, would have been reversed as part of discontinued operations. Since the liquidation of this business was complete, this liability would have been recorded in continuing operations in the same period pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." With respect to Northern Canada, the business was legally sold as of September 28, 2001 and thus operations would no longer be recorded, but instead the business would be accounted for pursuant to SAB Topic 5:E. In the first quarter of 2002, the $18 million charge recorded within discontinued operations would have been classified as continuing operations. Similarly, the $1 million benefit recorded in the third quarter of 2002 would also have been classified as continuing operations. Having achieved divestiture accounting in the fourth quarter of 2002 and applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Registrant would have then reclassified all prior periods' results of the Northern Group to discontinued operations. Reported net income in each of the periods would not have changed and therefore the Registrant did not amend any of its prior filings.

         The remaining reserve balance of $6 million at May 3, 2003 is expected to be utilized within twelve months.

NORTHERN GROUP (in millions)

                                       Balance     Net    Charge/   Balance
                                       2/1/2003   Usage   (Income)  5/3/2003
                                       -------------------------------------
Real estate & lease liabilities        $      6   $  (1)  $     -   $      5
Other costs                                   1       -         -          1
                                       -------------------------------------
Total                                  $      7   $  (1)  $     -   $      6
                                       =====================================

         In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy during 2002, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Registrant. There are currently several actions pending against this subsidiary by former landlords for the lease obligations. In the fourth quarter of 2002, the Registrant recorded a charge of $1 million after-tax related to certain actions. The Registrant estimates the gross contingent lease liability related to the remaining actions as approximately $9 million. The Registrant believes that it may have valid defenses, however as these actions are in the preliminary stage of proceedings, their outcome cannot be predicted with any degree of certainty.

         The remaining reserve balances for these three discontinued segments totaled $18 million as of May 3, 2003, $9 million of which is expected to be utilized within twelve months and the remaining $9 million thereafter.

         Disposition activity related to the reserves is presented below:

(in millions)
INTERNATIONAL GENERAL MERCHANDISE

                                       Balance     Net    Charge/   Balance
                                       2/1/2003   Usage   (Income)  5/3/2003
                                       -------------------------------------
Woolco                                 $      1   $  (1)  $     -   $      -
The Bargain! Shop                             6       -         -          6
                                       -------------------------------------
                                       $      7   $  (1)  $     -   $      6
                                       =====================================

SPECIALTY FOOTWEAR

                                       Balance     Net    Charge/   Balance
                                       2/1/2003   Usage   (Income)  5/3/2003
                                       -------------------------------------
Real estate & lease liabilities        $      2   $   -   $     -   $      2
Other costs                                   1       -         -          1
                                       -------------------------------------
Total                                  $      3   $   -   $     -   $      3
                                       =====================================

DOMESTIC GENERAL MERCHANDISE

                                       Balance     Net    Charge/   Balance
                                       2/1/2003   Usage   (Income)  5/3/2003
                                       -------------------------------------
Real estate & lease liabilities        $      7   $   -   $     -   $      7
Legal and other costs                         3      (1)        -          2
                                       -------------------------------------
Total                                  $     10   $  (1)  $     -   $      9
                                       =====================================

         The following is a summary of the assets and liabilities of discontinued operations:

                                                                                        DOMESTIC
                                                         NORTHERN       SPECIALTY        GENERAL
(in millions)                                             GROUP          FOOTWEAR      MERCHANDISE       TOTAL
                                                      -------------     ----------     -----------   -------------
5/3/2003
Assets                                                $           -     $        -     $         2   $           2
Liabilities                                                       1              -               2               3
                                                      -------------     ----------     -----------   -------------
Net liabilities of discontinued operations            $          (1)    $        -     $         -   $          (1)
                                                      =============     ==========     ===========   =============

5/4/2002
Assets                                                $           -     $        1     $         2   $           3
Liabilities                                                       2              1               2               5
                                                      -------------     ----------     -----------   -------------
Net liabilities of discontinued operations            $          (2)    $        -     $         -   $          (2)
                                                      =============     ==========     ===========   =============

2/1/2003
Assets                                                $           -     $        -     $         2   $           2
Liabilities                                                       1              -               2               3
                                                      -------------     ----------     -----------   -------------
Net liabilities of discontinued operations            $          (1)    $        -     $         -   $          (1)
                                                      =============     ==========     ===========   =============

         The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

Restructuring Programs

1999 Restructuring

         Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at May 3, 2003 totaled $1 million, which is expected to be utilized within twelve months.

         The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. If all of the specified leases are rejected in bankruptcy, the Registrant estimates its gross contingent lease liability for these leases to be approximately $5 million. The Registrant expects to be able to determine more accurately its lease liability exposure as the SFMB bankruptcy proceeding progresses.

1993 Repositioning and 1991 Restructuring

         The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at May 3, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months.

         Disposition activity related to the reserves within the restructuring programs is presented below.

1999 Restructurings
(in millions)

                                               Balance     Net    Charge/   Balance
                                               2/1/2003   Usage   (Income)  5/3/2003
                                               -------------------------------------
Real estate                                    $      1   $   -   $      -  $      1
                                               =====================================

1993 Repositioning and 1991 Restructuring
(in millions)

                                               Balance     Net    Charge/   Balance
                                               2/1/2003   Usage   (Income)  5/3/2003
                                               -------------------------------------
Real estate                                    $      1   $   -   $      -  $       1
Other disposition costs                               1       -          -          1
                                               --------------------------------------
Total                                          $      2   $   -   $      -  $       2
                                               ======================================

Total Restructuring Reserves
(in millions)

                                               Balance     Net    Charge/   Balance
                                               2/1/2003   Usage   (Income)  5/3/2003
                                               -------------------------------------
Real estate                                    $      2   $   -   $      -  $      2
Other disposition costs                               1       -          -         1
                                               -------------------------------------
Total                                          $      3   $   -   $      -  $      3
                                               =====================================

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

                                                                                        Thirteen weeks ended
                                                                                      ------------------------
(in millions)                                                                           May 3,        May 4,
                                                                                         2003          2002
                                                                                      ----------    ----------
Numerator:
Income from continuing operations...........................................          $       39    $       38

Effect of Dilution:
Convertible debt............................................................                   1             1
                                                                                      ----------    ----------
Income from continuing operations assuming dilution.........................          $       40    $       39
                                                                                      ==========    ==========

Denominator:
Weighted-average common shares outstanding..................................               141.1         140.1
Effect of Dilution:
Stock options and awards....................................................                 0.7           1.3
Convertible debt............................................................                 9.5           9.5
                                                                                      ----------    ----------
Weighted-average common shares assuming dilution............................               151.3         150.9
                                                                                      ==========    ==========

         Options to purchase 6.8 million and 1.8 million shares of common stock were not included in the computation for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

                                               May 3, 2003   May 4, 2002    February 1, 2003
                                               -----------   -----------    ----------------
Foreign currency translation adjustments       $       (10)  $       (43)   $            (15)

Minimum pension liability adjustment                  (198)         (115)               (198)

Changes in the fair value of derivatives
   designated as hedges                                  2             -                   -
                                               -----------   -----------    ----------------
                                               $      (206)  $      (158)   $           (213)
                                               ===========   ===========    ================

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively, are presented below. Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:
(in millions)

                                                                               Thirteen weeks ended
                                                                           ----------------------------
                                                                           May 3, 2003      May 4, 2002
                                                                           -----------      -----------
Athletic Stores.................................................           $     1,041      $     1,006
Direct-to-Customers.............................................                    87               84
                                                                           -----------      -----------
Total sales                                                                $     1,128      $     1,090
                                                                           ===========      ===========

Operating Results:
(in millions)

                                                                               Thirteen weeks ended
                                                                           ----------------------------
                                                                           May 3, 2003      May 4, 2002
                                                                           -----------      -----------
Stores..........................................................           $        75      $        69
Direct-to-Customers.............................................                     9                8
                                                                           -----------      -----------
Operating profit before corporate expense, net..................                    84               77
Corporate expense, net..........................................                    17               13
                                                                           -----------      -----------
Operating profit................................................                    67               64
Interest expense, net...........................................                     5                7
                                                                           -----------      -----------
Income from continuing operations
   before income taxes..........................................           $        62      $        57
                                                                           ===========      ===========

Recently Issued Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Registrant does not expect the adoption of SFAS No. 149 to have a significant impact on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Registrant is currently evaluating the impact that the adoption of the statement may have on its financial position and results of operations.

Subsequent Event

         On May 6, 2003, the amendments to the Northern Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. All comparable-store sales increases and decreases exclude the impact of foreign currency fluctuations.

RESULTS OF OPERATIONS

         Sales of $1,128 million for the first quarter of 2003 increased 3.5 percent from sales of $1,090 million for the first quarter of 2002. Excluding the impact of foreign currency fluctuations, sales increased 0.1 percent as compared with the corresponding prior-year period. Comparable-store sales declined by 2.5 percent.

         Gross margin, as a percentage of sales, of 30.6 percent in the first quarter of 2003 improved by 120 basis points as compared with 29.4 percent in the corresponding prior-year period. This improvement was primarily driven by a decrease in markdowns, as a percentage of sales, that were required in the prior-year period to sell certain slow-moving merchandise, in addition to a reduction in the cost of merchandise, as a percentage of sales, which reflected better merchandise purchasing. Inventory levels at May 3, 2003 are in line with the Registrant's plan.

         Selling, general and administrative expenses ("SG&A") of $241 million increased by $21 million or 9.5 percent in the first quarter of 2003 as compared with the corresponding prior-year period, which primarily related to new store openings and remodelings across several formats and the impact of foreign currency fluctuations primarily related to the euro.

         Depreciation and amortization increased by $1 million in the first quarter of 2003 to $37 million compared with $36 million for the first quarter of 2002.

         Operating profit before corporate expense, net increased by $7 million, or 9.1 percent, to $84 million in 2003. This increase is primarily due to lower markdowns as compared with the prior-year period that were required to sell certain slow-moving merchandise and better merchandise purchasing. The Internet business continued to grow rapidly which also contributed to the increase. Total operating profit before corporate expense, net, as a percentage of sales, was
7.4 percent in 2003 and 7.1 percent in 2002.

         Net interest expense of $5 million decreased by $2 million for the thirteen weeks ended May 3, 2003 as compared with the corresponding prior-year period. Interest expense decreased to $7 million for the thirteen weeks ended May 3, 2003 from $8 million for the thirteen weeks ended May 4, 2002. The decrease was primarily related to savings obtained from $100 million of interest rate swaps that the Registrant entered into, during the fourth quarter of 2002 and during the first quarter of 2003, to convert the fixed interest rate on the
8.5 percent debentures to a floating rate instrument. The decrease was also attributed to the repayment in October 2002 of the remaining $32 million of the $40 million 7.0 percent medium-term notes. Interest income increased to $2 million for the thirteen weeks ended May 3, 2003 from $1 million for the thirteen weeks ended May 4, 2002. The increase in the first quarter of 2003 was primarily related to the recognition of interest and accretion income related to the Northern Note.

         The Registrant's effective tax rate for the thirteen weeks ended May 3, 2003 was approximately 36 percent as compared with approximately 34 percent for the corresponding prior-year period. The effective tax rate during the first quarter of 2003 was lower than expected due to the impact of state tax law changes and a higher proportion of earnings being attributed to lower tax jurisdictions. During the first quarter of 2002, the Registrant recorded a $3 million tax benefit related to a multi-state tax planning strategy, which reduced the effective tax rate for the thirteen weeks ended May 4, 2002 to approximately 34 percent. This tax planning strategy resulted in a reduction in the valuation allowance. The Registrant expects its effective tax rate to approximate 37 percent for the remainder of 2003.

         Income from continuing operations of $39 million, or $0.27 per diluted share, for the thirteen weeks ended May 3, 2003, improved by $0.01 per diluted share from $38 million for the thirteen weeks ended May 4, 2002. For the quarter ended May 3, 2003, the Registrant reported net income of $38 million, or $0.26 per diluted share, compared with net income of $20 million, or $0.14 per diluted share for the corresponding prior-year period. The first quarter of 2003 included an after-tax charge of $1 million, or $0.01 per diluted share, related to the adoption of SFAS No. 143, which was reflected as a cumulative effect of an accounting change. The first quarter of 2002 included a loss in discontinued operations related to its Northern Group segment of $18 million, or $0.12 per diluted share.

STORE COUNT

   At May 3, 2003, the Registrant operated 3,600 stores, as compared with 3,625 at February 1, 2003. During the quarter ended May 3, 2003, the Registrant opened 17 stores, closed 42 stores and remodeled/relocated 60 stores.

SALES

The following table summarizes sales by segment:

                                                             Thirteen weeks ended
                                                          -------------------------
                                                          May 3, 2003   May 4, 2002
                                                          -----------   -----------
 (in millions)
  Athletic Stores..............................           $     1,041   $     1,006
  Direct-to-Customers..........................                    87            84
                                                          -----------   -----------
Total sales                                               $     1,128   $     1,090
                                                          ===========   ===========

         The total increase in sales was primarily driven by Foot Locker Europe's strong sales performance. Sales in the primarily mall-based U.S. Foot Locker formats declined primarily due to the general downturn in the retail industry coupled with unseasonably colder weather. This resulted in an overall decline of 2.5 percent in comparable-store sales.

         Athletic Stores sales increased by 3.5 percent primarily due to the strength of the euro's performance against the U.S. dollar in the first quarter of 2003. Excluding the effect of foreign currency fluctuations, sales increased
0.3 percent. Comparable-store sales decreased 2.9 percent. Most of the international formats, Foot Locker Europe in particular, continued to achieve strong sales in the first quarter of 2003 and produced mid-single digit comparable-store sales increases. During the first quarter of 2003, the basketball category and the continuing current trend of classic shoes led footwear sales across most of the Athletic Store formats. Apparel sales, including both licensed and private label categories were particularly strong during the thirteen weeks ended May 3, 2003. Sales for the prior-year period ended May 4, 2002 were primarily led by footwear, basketball in particular.

         Management expects the current trend of classic footwear and licensed apparel to continue to be strong performers throughout the balance of 2003 and into 2004. The Registrant accelerated the receipt of inventory during the first quarter of 2003 to accommodate this expected continuing trend as well as to support the growth of Foot Locker Europe.

         Direct-to-Customers sales increased by 3.6 percent for the thirteen weeks ended May 3, 2003 as compared with the corresponding prior-year period. Internet sales increased by 27.3 percent for the thirteen weeks ended May 3, 2003 to $42 million as compared with the corresponding period in the prior year. This increase in Internet sales was partially offset by a decline in catalog sales, reflecting the continuing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet. During the first quarter of 2003, the Registrant entered into an arrangement with the NBA and Amazon.com whereby Foot Locker will provide the fulfillment of products for NBA apparel sold over the Internet at NBAstore.com and the NBA store on Amazon.com.

OPERATING RESULTS

         Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

                                                             Thirteen weeks ended
                                                          -------------------------
                                                          May 3, 2003   May 4, 2002
                                                          -----------   -----------
Athletic Stores.................................          $        75   $        69
Direct-to-Customers.............................                    9             8
                                                          -----------   -----------
Operating profit before corporate expense, net..                   84            77
Corporate expense, net..........................                   17            13
                                                          -----------   -----------
Operating profit................................                   67            64
Interest expense, net...........................                    5             7
                                                          -----------   -----------
Income from continuing operations
   before income taxes..........................          $        62   $        57
                                                          ===========   ===========

         Athletic Stores operating profit before corporate expense, net increased by 8.7 percent for the first quarter of 2003 as compared with the corresponding prior-year period. The increase in the first quarter of 2003 is primarily a result of the increased gross margin rate due to fewer markdowns taken in the first quarter of 2003 as compared with the prior-year period in addition to better merchandise purchasing. The first quarter of 2002 reflected an increase in markdowns taken to sell slow-moving marquee product, which were offset, in part, by operating expense reductions. Operating profit before corporate expense, net, as a percentage of sales, increased to 7.2 percent in the first quarter of 2003 from 6.9 percent in the corresponding prior-year period.

         Direct-to-Customers operating profit before corporate expense, net increased slightly for the thirteen weeks ended May 3, 2003, as compared with the corresponding period ended May 4, 2002. Operating profit before corporate expense, net, as a percentage of sales, increased to 10.3 percent in the first quarter of 2003 from 9.5 percent in the corresponding prior-year period.

STRATEGIC DISPOSITIONS AND REPOSITIONINGS

Discontinued operations

         On January 23, 2001, the Registrant announced that it was exiting its 694 store Northern Group segment. The Registrant recorded a charge to earnings of $252 million before-tax, or $294 million after-tax, in 2000 for the loss on disposal of the segment. Major components of the charge included expected cash outlays for lease buyouts and real estate disposition costs of $68 million, severance and personnel related costs of $23 million and operating losses and other exit costs from the measurement date through the expected date of disposal of $24 million. Non-cash charges included the realization of a $118 million currency translation loss, resulting from the movement in the Canadian dollar during the period the Registrant held its investment in the segment and asset write-offs of $19 million. The Registrant also recorded a tax benefit for the liquidation of the Northern U.S. stores of $42 million, which was offset by a valuation allowance of $84 million to reduce the deferred tax assets related to the Canadian operations to an amount that is more likely than not to be realized.

         In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. During the second quarter of 2001, the Registrant completed the liquidation of the 324 stores in the United States and recorded a charge to earnings of $12 million before-tax, or $19 million after-tax. The charge comprised the write-down of the net assets of the Canadian business to their net realizable value pursuant to the then pending transaction, which was partially offset by reduced severance costs as a result of the transaction and favorable results from the liquidation of the U.S. stores and real estate disposition activity. On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser operates the Northern Group stores, from which the repayment of the Note will be made. The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the note, approximately US$18 million. The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E "Accounting for Divestiture of a Subsidiary or Other Business Operation," as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations were presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement" at May 4, 2002.

         In the fourth quarter of 2001, the Registrant further reduced its estimate for real estate costs by $5 million based on then current negotiations, which was completely offset by increased severance, personnel and other disposition costs.

         The Registrant recorded a charge of $18 million in the first quarter of 2002 reflecting the poor performance of the Northern Group stores in Canada since the date of the transaction. There was no tax benefit recorded related to the $18 million charge, which comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note. This charge was recorded pursuant to SAB Topic 5:E, which requires accounting for the Note in a manner somewhat analogous to equity accounting for an investment in common stock.

         In the third quarter of 2002, the Registrant recorded a charge of approximately $1 million before-tax for lease exit costs in excess of previous estimates. In addition, the Registrant recorded a tax benefit of $2 million, which also reflected the impact of the tax planning strategies implemented related to the discontinuance of the Northern Group.

         On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly-owned subsidiary of the Registrant remains secondarily liable under those leases. As of May 3, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$82 to $89 million (approximately US$58 to $62 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

         During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. At May 3, 2003 and February 1, 2003, US$4 million is classified as a current receivable with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum.

         Future adjustments, if any, to the carrying value of the Note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, "Accounting and Disclosure Regarding Discontinued Operations," which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest and accretion income will also be recorded within continuing operations. The Registrant will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the Note may not be recoverable. Such circumstances would include a deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the Note.

1999 Restructuring

         Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at May 3, 2003 totaled $1 million, which is expected to be utilized within twelve months.

         The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. If all of the specified leases are rejected in bankruptcy, the Registrant estimates its gross contingent lease liability for these leases to be approximately $5 million. The Registrant expects to be able to determine more accurately its lease liability exposure as the SFMB bankruptcy proceeding progresses.

1993 Repositioning and 1991 Restructuring

         The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at May 3, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Registrant's primary sources of cash have been from operations. The Registrant has a $190 million revolving credit facility available through June 2004. Other than $22 million to meet letter of credit requirements, this revolving credit facility was not used during the first quarter of 2003. The Registrant generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

         Net cash used in operating activities of continuing operations was $11 million for the thirteen weeks ended May 3, 2003. Operating activities provided cash of $93 million for the thirteen weeks ended May 4, 2002. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. The decrease in cash from operations was due to working capital changes. The Registrant made a $50 million contribution to its U.S. qualified retirement plan in February 2003, in advance of ERISA funding requirements. The first quarter of 2003 resulted in net cash outflows for both merchandise inventories and accounts payable and accrued liabilities whereas the first quarter of 2002 increase in merchandise inventories was more than offset by the increase in accounts payable and accrued liabilities.

         Net cash used in investing activities of continuing operations of $31 million and $28 million for the first quarters of 2003 and 2002, respectively, reflected capital expenditures and lease acquisition costs. Total projected capital expenditures of $143 million for 2003 comprise $87 million for new store openings and modernizations of existing stores, $38 million for the development of information systems and other support facilities and lease acquisition costs of $18 million, primarily related to the Registrant's European operations. The Registrant has the ability to revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it.

         Financing activities for the Registrant's continuing operations used cash of $3 million for the thirteen weeks ended May 3, 2003 compared with cash provided by financing activities of $2 million for the thirteen weeks ended May 4, 2002. The Registrant declared and paid a $0.03 per share dividend during the first quarter of 2003 totaling $4 million. Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Registrant's retirement plans, to fund quarterly dividend payments and support the development of its short-term and long-term strategies.

         Net cash used in discontinued operations includes the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal obligations from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. The Registrant did not incur any additional asset retirement costs during the first quarter of 2003, and accordingly, the amortization and accretion expenses recorded during the period were immaterial.

RECENTLY ISSUED PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Registrant does not expect the adoption of SFAS No. 149 to have a significant impact on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Registrant is currently evaluating the impact that the adoption of the statement may have on its financial position and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock re-purchases, growth of the Registrant's business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's merchandise mix and retail locations, the Registrant's reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations and the presence of severe acute respiratory syndrome, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, and the ability of the Company to execute its business plans effectively with regard to each of its business units, including its plans for the marquee and launch footwear component of its business. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

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

         There have been no significant changes in the Registrant's internal controls, or in the factors that could significantly affect internal controls, subsequent to the date the Principal Executive Officer and the Principal Financial Officer completed their evaluation.

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

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended May 3, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FOOT LOCKER, INC.
                                                     (Registrant)

Date: June 16, 2003                                  /s/ Bruce L. Hartman
                                                     ---------------------
                                                     BRUCE L. HARTMAN
                                                     Executive Vice President
                                                     and Chief Financial Officer

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

June 16, 2003

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

June 16, 2003

                                                  /s/ Bruce L. Hartman
                                                  ---------------------------
                                                  Principal Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K                                   Description
-----------------------                                -----------
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