Form 10-Q
period 2003-08-02
FOOT LOCKER INC
filed 2003-09-15
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 2, 2003


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
                                --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Number of shares of Common Stock outstanding at September 5, 2003: 142,300,188

                                FOOT LOCKER, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets..............................        1

                      Condensed Consolidated Statements

                           of Operations.................................................        2

                      Condensed Consolidated Statements

                           of Comprehensive Income.......................................        3

                      Condensed Consolidated Statements

                           of Cash Flows.................................................        4

                      Notes to Condensed Consolidated

                           Financial Statements..........................................     5-14

          Item 2.     Management's Discussion and Analysis of

                           Financial Condition and Results of Operations.................    14-22

          Item 4.     Controls and Procedures............................................    22-23


Part II.  Other Information

          Item 1.     Legal Proceedings..................................................       23

          Item 4.     Submission of Matters to a Vote of
                             Security Holders............................................    23-24

          Item 6.     Exhibits and Reports on Form 8-K...................................       24

                      Signature..........................................................       25

                      Index to Exhibits..................................................       26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                     August 2,     August 3,    February 1,
                                                                       2003          2002          2003
                                                                       ----          ----          ----
                                                                    (Unaudited)   (Unaudited)       *
                              ASSETS
Current assets
   Cash and cash equivalents ....................................     $   332       $   307       $   357
   Merchandise inventories ......................................         948           887           835
   Assets of discontinued operations ............................           2             3             2
   Other current assets .........................................          98           110            90
                                                                      -------       -------       -------
                                                                        1,380         1,307         1,284
Property and equipment, net .....................................         621           626           636
Deferred taxes ..................................................         256           247           240
Goodwill and intangible assets ..................................         223           202           216
Assets of business transferred under
      contractual arrangement (note receivable) .................          --            12            --
Other assets ....................................................         109            69           110
                                                                      -------       -------       -------
                                                                      $ 2,589       $ 2,463       $ 2,486
                                                                      =======       =======       =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable .............................................     $   339       $   389       $   251
   Accrued liabilities ..........................................         259           203           296
   Current portion of repositioning and restructuring reserves ..           4             3             3
   Current portion of reserve for discontinued operations .......          17            21            18
   Liabilities of discontinued operations .......................           2             4             3
   Current portion of long-term debt and obligations
     under capital leases .......................................          --            31             1
                                                                      -------       -------       -------
                                                                          621           651           572
Long-term debt and obligations
   under capital leases .........................................         348           363           356
Liabilities of business transferred under
   contractual arrangement ......................................          --            12            --
Other liabilities ...............................................         428           360           448
Shareholders' equity
   Common stock and paid-in capital: 142,262,025;
     141,036,379 and 141,180,455 shares, respectively ...........         385           373           378
   Retained earnings ............................................       1,012           848           946
   Accumulated other comprehensive loss .........................        (204)         (144)         (213)
   Less: Treasury stock at cost: 66,124; 70,220 and
     105,220 shares, respectively ...............................          (1)           --            (1)
                                                                      -------       -------       -------
Total shareholders' equity ......................................       1,192         1,077         1,110
                                                                      -------       -------       -------
                                                                      $ 2,589       $ 2,463       $ 2,486
                                                                      =======       =======       =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended February 1, 2003.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                    Thirteen weeks ended      Twenty-six weeks ended
                                                                    --------------------      ----------------------
                                                                    Aug. 2,      Aug. 3,       Aug. 2,       Aug. 3,
                                                                     2003         2002          2003          2002
                                                                     ----         ----          ----          ----
Sales ..........................................................   $ 1,123       $ 1,085       $ 2,251       $ 2,175

Costs and Expenses
  Cost of sales ................................................       792           773         1,575         1,543
  Selling, general and administrative expenses .................       233           220           474           440
  Depreciation and amortization ................................        38            38            75            74
  Restructuring charge (income) ................................         1            (1)            1            (1)
  Interest expense, net ........................................         4             7             9            14
  Other income .................................................        --            (3)           --            (3)
                                                                   -------       -------       -------       -------
                                                                     1,068         1,034         2,134         2,067
                                                                   -------       -------       -------       -------
Income from continuing operations before
     income taxes ..............................................        55            51           117           108
Income tax expense .............................................        18            18            41            37
                                                                   -------       -------       -------       -------
Income from continuing operations                                       37            33            76            71
                                                                   -------       -------       -------       -------
Loss on disposal of discontinued operations, net of  income
     tax benefit of $1, respectively ...........................        (1)           (2)           (1)          (20)
Cumulative effect of accounting change, net of income tax of
     $- ........................................................        --            --            (1)           --
                                                                   -------       -------       -------       -------
Net income .....................................................   $    36       $    31       $    74       $    51
                                                                   =======       =======       =======       =======
Basic earnings per share:
     Income from continuing operations .........................   $  0.26       $  0.23       $  0.54       $  0.50
     Loss from discontinued operations .........................     (0.01)        (0.01)        (0.01)        (0.14)
     Cumulative effect of accounting change ....................        --            --            --            --
                                                                   -------       -------       -------       -------
     Net income ................................................   $  0.25       $  0.22       $  0.53       $  0.36
                                                                   =======       =======       =======       =======
Weighted-average common shares outstanding .....................     141.3         140.7         141.2         140.4

Diluted earnings per share:
     Income from continuing operations .........................   $  0.25       $  0.22       $  0.52       $  0.48
     Loss from discontinued operations .........................     (0.01)        (0.01)        (0.01)        (0.13)
     Cumulative effect of accounting change ....................        --            --            --            --
                                                                   -------       -------       -------       -------
     Net income ................................................   $  0.24       $  0.21       $  0.51       $  0.35
                                                                   =======       =======       =======       =======
Weighted-average common shares assuming dilution ...............     152.1         151.0         151.7         150.9

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                                               Thirteen weeks ended       Twenty-six weeks ended
                                                               --------------------       ----------------------
                                                               Aug. 2,       Aug. 3,       Aug. 2,      Aug. 3,
                                                                2003          2002          2003         2002
                                                                ----          ----          ----         ----
Net income .................................................   $    36       $    31       $    74      $    51

Other comprehensive income (loss), net of tax

  Foreign currency translation adjustments arising during
  the period ...............................................         3            15             8           25

  Change in fair value of derivatives accounted for as
  hedges, net of deferred tax benefit of $- ................        (1)           (1)            1           (1)
                                                               -------       -------       -------      -------
Comprehensive income .......................................   $    38       $    45       $    83      $    75
                                                               =======       =======       =======      =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                    Twenty-six weeks ended
                                                                                    ----------------------
                                                                                     Aug. 2,       Aug. 3,
                                                                                      2003        2002
                                                                                      -----       -----
From Operating Activities:
   Net income ...................................................................     $  74       $  51
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
     Cumulative effect of accounting change, net of tax .........................         1          --
     Restructuring charge (income) ..............................................         1          (1)
     Loss on disposal of discontinued operations, net of tax ....................         1          20
     Depreciation and amortization ..............................................        75          74
     Real estate gains ..........................................................        --          (3)
     Deferred income taxes ......................................................       (14)          3
     Change in assets and liabilities:
       Merchandise inventories ..................................................      (107)        (84)
       Accounts payable and other accruals ......................................        55          92
       Repositioning and restructuring reserves .................................        --          (2)
       Pension funding liability ................................................       (50)         --
       Other, net ...............................................................        18           3
                                                                                      -----       -----
   Net cash provided by operating activities of continuing operations ...........        54         153
                                                                                      -----       -----

From Investing Activities:
   Proceeds from disposal of real estate ........................................        --           6
   Lease acquisition costs ......................................................        (9)         (8)
   Capital expenditures .........................................................       (59)        (63)
                                                                                      -----       -----
   Net cash used in investing activities of continuing operations ...............       (68)        (65)
                                                                                      -----       -----

From Financing Activities:
   Reduction in long-term debt and capital lease obligations ....................        --          (4)
   Dividends paid ...............................................................        (8)         --
   Issuance of common stock .....................................................         5           9
                                                                                      -----       -----
   Net cash (used in) provided by financing activities of continuing operations .        (3)          5
                                                                                      -----       -----

Net Cash used in Discontinued Operations ........................................        (3)         (6)

Effect of exchange rate fluctuations
   on Cash and Cash Equivalents .................................................        (5)          5
                                                                                      -----       -----

Net change in Cash and Cash Equivalents .........................................       (25)         92
Cash and Cash Equivalents at beginning of year ..................................       357         215
                                                                                      -----       -----
Cash and Cash Equivalents at end of interim period ..............................     $ 332       $ 307
                                                                                      =====       =====

Cash paid during the period:

   Interest .....................................................................     $  13       $  14
   Income taxes .................................................................     $  39       $  20

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended February 1, 2003, as filed with the Securities and Exchange Commission (the "SEC") on May 19, 2003. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended August 2, 2003 are not necessarily indicative of the results expected for the year.

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

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," which was issued in December 2002, provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure of the pro forma impact on earnings per share. As the Registrant has continued to account for stock - based compensation under APB No. 25, such disclosures are now required quarterly for interim periods beginning in 2003. Accounting for the Registrant's stock-based compensation, in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

                                                      Thirteen weeks ended       Twenty-six weeks ended
                                                      --------------------       ----------------------
                                                     August 2,     August 3,     August 2,     August 3,
                                                       2003          2002          2003          2002
                                                       ----          ----          ----          ----
(in millions, except per share amounts)
Net income, as reported:                             $     36      $     31      $     74      $     51
Add: Stock-based employee compensation expense
   included in reported net income, net of
   income tax benefit ............................         --            --             1            --


Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of income tax benefit .....          1             2             2             3
                                                     --------      --------      --------      --------
   Pro forma net income ..........................   $     35      $     29      $     73      $     48
                                                     ========      ========      ========      ========
Basic earnings per share:
   As reported ...................................   $   0.25      $   0.22      $   0.53      $   0.36
   Pro forma .....................................   $   0.25      $   0.21      $   0.51      $   0.34
Diluted earnings per share:
   As reported ...................................   $   0.24      $   0.21      $   0.51      $   0.35
   Pro forma .....................................   $   0.24      $   0.21      $   0.50      $   0.34

      The fair values of the issuance of the stock-based compensation pursuant to the Company's various stock option and purchase plans were estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Registrant's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

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

Goodwill (in millions)       August 2, 2003      August 3, 2002      February 1, 2003
----------------------       --------------      --------------      ----------------
Athletic Stores ...........    $        56         $        55         $        56
Direct-to-Customers .......             80                  80                  80
                               -----------         -----------         -----------
                               $       136         $       135         $       136
                               ===========         ===========         ===========

Intangible Assets (in millions)                      August 2, 2003      August 3, 2002       February 1, 2003
-------------------------------                      --------------      --------------       ----------------
Intangible assets not subject to amortization ....     $         2         $        --         $            2
Intangible assets subject to amortization, net
   of accumulated amortization of $42 million,
   $37 million and $36 million, respectively .....              85                  67                     78
                                                       -----------         -----------         --------------
                                                       $        87         $        67         $           80
                                                       ===========         ===========         ==============
                                         Total ...     $       223         $       202         $          216
                                                       ===========         ===========         ==============

      Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of August 2, 2003 was approximately 11.5 years. Amortization expense for lease acquisition costs was approximately $3 million and $5 million for the thirteen and twenty-six weeks ended August 2, 2003, respectively. For the thirteen and twenty-six weeks ended August 3, 2002, amortization expense was approximately $2 million and $4 million, respectively. Annual estimated amortization expense for lease acquisition costs is expected to be approximately $10 million for 2003, $11 million for 2004 and $10 million for 2005 and each of the succeeding two years.

      Intangible assets not subject to amortization relate to the Registrant's U.S. defined benefit retirement plan.

Derivative Financial Instruments

      During the twenty-six weeks ended August 2, 2003 and August 3, 2002, ineffectiveness related to cash flow hedges recorded to earnings was not material.

      Accumulated comprehensive income was decreased by approximately $1 million after-tax due to changes in fair value of derivative financial instruments designated as hedges during the second quarter of 2003 and 2002.

      The fair value of derivative contracts outstanding at August 2, 2003 comprised current assets of $1 million, current liabilities of $11 million and non-current liabilities of $8 million.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on financial position and results of operations.


Asset Retirement Obligations

      The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. There were no additions recorded during the first quarter of 2003 and additional asset retirement obligations recorded during the second quarter of 2003 were not material. The amortization and accretion expenses recorded during these periods were also not material. Pro forma effects for the thirteen and twenty-six weeks ended August 3, 2002, assuming adoption of SFAS No. 143 as of February 3, 2002, were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

                                               August 2, 2003     August 3, 2002     February 1, 2003
                                               --------------     --------------     ----------------
Foreign currency translation adjustments                $  (7)             $ (28)              $ (15)
Minimum pension liability adjustment                     (198)              (115)               (198)
Changes in the fair value of derivatives
   designated as hedges                                     1                 (1)                 --
                                                        -----              -----               -----
                                                        $(204)             $(144)              $(213)
                                                        =====              =====               =====

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

      On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly-owned subsidiary of the Registrant remains secondarily liable under those leases. As of August 2, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$76 to $82 million (approximately US$53 to $59 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

      During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum. At August 2, 2003 and February 1, 2003, US$1 million and US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet.

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

      As the stock transfer on September 28, 2001 was accounted for in accordance with SAB Topic 5:E, a disposal was not achieved pursuant to APB No.
30. If the Registrant had applied the provisions of Emerging Issues Task Force 90-16, "Accounting for Discontinued Operations Subsequently Retained" ("EITF 90-16"), prior reporting periods would not be restated, accordingly reported net income would not have changed. However, the results of operations of the Northern business segment in all prior periods would have been reclassified from discontinued operations to continuing operations. The incurred loss on disposal at September 28, 2001 would continue to be classified as discontinued operations, however, the remaining accrued loss on disposal at this date, of US$24 million, primarily relating to the lease liability of the Northern U.S. business, would have been reversed as part of discontinued operations. Since the liquidation of this business was complete, this liability would have been recorded in continuing operations in the same period pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." With respect to Northern Canada, the business was legally sold as of September 28, 2001 and thus operations would no longer be recorded, but instead the business would be accounted for pursuant to SAB Topic 5:E. In the first quarter of 2002, the $18 million charge recorded within discontinued operations would have been classified as continuing operations. Similarly, the $1 million benefit recorded in the third quarter of 2002 would also have been classified as continuing operations. Having achieved divestiture accounting in the fourth quarter of 2002 and applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Registrant would have then reclassified all prior periods' results of the Northern Group to discontinued operations. Reported net income in each of the periods would not have changed and therefore the Registrant did not amend any of its prior filings.

      The remaining reserve balance of $8 million at August 2, 2003 is expected to be utilized within twelve months.

NORTHERN GROUP (in millions)

                                       Balance        Net            Charge/       Balance
                                      2/1/2003      Usage (1)       (Income)       8/2/2003
                                      --------      ---------       --------       --------
Real estate & lease liabilities ..   $       6      $       1      $      --      $       7
Other costs ......................           1             --             --              1
                                     ---------      ---------      -------        ---------
Total ............................   $       7      $       1      $      --      $       8
                                     =========      =========      =======        =========

(1) Includes payments of $1 million offset by an increase of $2 million resulting from foreign currency fluctuations.

      In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy during 2002, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Registrant. There are currently several actions pending against this subsidiary by former landlords for the lease obligations. In the fourth quarter of 2002, the Registrant recorded a charge of $1 million after-tax and in the second quarter of 2003 recorded an additional after-tax charge of $1 million, related to certain actions. The Registrant estimates the gross contingent lease liability related to the remaining actions to be approximately $6 million. The Registrant believes that it may have valid defenses, however, given the current procedural status of these cases, their outcome cannot be predicted with any degree of certainty.

      The remaining reserve balances for these three discontinued segments totaled $17 million as of August 2, 2003, $9 million of which is expected to be utilized within twelve months and the remaining $8 million thereafter.

      Disposition activity related to the reserves is presented below:

(in millions)
INTERNATIONAL GENERAL MERCHANDISE

                       Balance           Net          Charge/      Balance
                       2/1/2003         Usage        (Income)      8/2/2003
                       --------         -----        --------      --------
Woolco .............   $      1       $     (1)      $     --      $     --
The Bargain! Shop ..          6             --             --             6
                       --------       --------       --------      --------
Total ..............   $      7       $     (1)      $     --      $      6
                       ========       ========       ========      ========

(in millions)
SPECIALTY FOOTWEAR

                                     Balance         Net           Charge/      Balance
                                     2/1/2003       Usage         (Income)      8/2/2003
                                     --------       -----         --------      --------
Real estate & lease liabilities ..   $      2      $     --       $     --      $      2
Other costs ......................          1            (1)            --            --
                                     --------      --------       --------      --------
Total ............................   $      3      $     (1)      $     --      $      2
                                     ========      ========       ========      ========

DOMESTIC GENERAL MERCHANDISE

                                     Balance          Net          Charge/       Balance
                                     2/1/2003        Usage        (Income)      8/2/2003
                                     --------        -----        --------      --------
Real estate & lease liabilities ..   $      7      $     (1)      $     --      $      6
Legal and other costs ............          3            (2)             2             3
                                     --------      --------       --------      --------
Total ............................   $     10      $     (3)      $      2      $      9
                                     ========      ========       ========      ========

      The following is a summary of the assets and liabilities of discontinued operations:

                                                                             DOMESTIC
                                                NORTHERN       SPECIALTY     GENERAL
(in millions)                                    GROUP         FOOTWEAR    MERCHANDISE       TOTAL
-------------                                    -----         --------    -----------       -----
8/2/2003
Assets ......................................   $     --       $     --      $      2      $      2
Liabilities .................................         --             --             2             2
                                                --------       --------      --------      --------
Net liabilities of discontinued operations ..   $     --       $     --      $     --      $     --
                                                ========       ========      ========      ========

8/3/2002
Assets ......................................   $     --       $      1      $      2      $      3
Liabilities .................................          2             --             2             4
                                                --------       --------      --------      --------
Net liabilities of discontinued operations ..   $     (2)      $      1      $     --      $     (1)
                                                ========       ========      ========      ========

2/1/2003
Assets ......................................   $     --       $     --      $      2      $      2
Liabilities .................................          1             --             2             3
                                                --------       --------      --------      --------
Net liabilities of discontinued operations ..   $     (1)      $     --      $     --      $     (1)
                                                ========       ========      ========      ========

      The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

Restructuring Programs
1999 Restructuring

      Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at August 2, 2003 totaled $2 million, which is expected to be utilized within twelve months.

      The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings. As of August 2, 2003, the Registrant estimates its gross contingent lease liability for these leases to be approximately $5 million. During the second quarter of 2003, the Registrant recorded a charge of $1 million, primarily related to the distribution center lease, representing the expected costs to exit these leases.

1993 Repositioning and 1991 Restructuring

      The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at August 2, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months. Disposition activity related to the reserves within the restructuring programs is presented below.

1999 Restructurings
(in millions)

                 Balance          Net         Charge/       Balance
                 2/1/2003        Usage       (Income)      8/2/2003
                 --------        -----       --------      --------
Real estate ..   $      1      $     --      $      1      $      2
                 ========      ========      ========      ========

1993 Repositioning and 1991 Restructuring
(in millions)

                             Balance          Net         Charge/      Balance
                             2/1/2003        Usage       (Income)      8/2/2003
                             --------        -----       --------      --------
Real estate ..............   $      1      $     --      $     --      $      1
Other disposition costs ..          1            --            --             1
                             --------      --------      --------      --------
Total ....................   $      2      $     --      $     --      $      2
                             ========      ========      ========      ========

Total Restructuring Reserves
(in millions)

                             Balance          Net         Charge/       Balance
                             2/1/2003        Usage       (Income)      8/2/2003
                             --------        -----       --------      --------
Real estate ...............  $      2      $     --      $      1      $      3
Other disposition costs ...         1            --            --             1
                             --------      --------      --------      --------
Total .....................  $      3      $     --      $      1      $      4
                             ========      ========      ========      ========

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

                                                         Thirteen weeks ended       Twenty-six weeks ended
                                                         --------------------       ----------------------
(in millions)                                            Aug. 2,       Aug. 3,       Aug. 2,       Aug. 3,
                                                          2003          2002          2003          2002
                                                          ----          ----          ----          ----
Numerator:
Income from continuing operations ...................   $     37      $     33      $     76      $     71
Effect of Dilution:
Convertible debt ....................................          1             1             2             2
                                                        --------      --------      --------      --------
Income from continuing operations assuming
  dilution ..........................................   $     38      $     34      $     78      $     73
                                                        ========      ========      ========      ========
Denominator:
Weighted-average common shares outstanding ..........      141.3         140.7         141.2         140.4
Effect of Dilution:
Stock options and awards ............................        1.3           0.8           1.0           1.0
Convertible debt ....................................        9.5           9.5           9.5           9.5
                                                        --------      --------      --------      --------
Weighted-average common shares assuming dilution ....      152.1         151.0         151.7         150.9
                                                        ========      ========      ========      ========

      Options to purchase 4.0 million and 4.1 million shares of common stock were not included in the computation for the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively. Options to purchase 5.7 million and 3.5 million shares of common stock were not included in the computation for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Segment Information

      Sales and operating results for the Registrant's reportable segments for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively, are presented below. Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

                                                   Thirteen weeks ended               Twenty-six weeks ended
                                                ------------------------------     -------------------------------
                                                Aug. 2, 2003      Aug. 3, 2002     Aug. 2, 2003       Aug. 3, 2002
                                                ------------      ------------     ------------       ------------
(in millions)
 Athletic Stores............................       $  1,050         $   1,016        $   2,091          $  2,022
 Direct-to-Customers........................             73                69              160               153
                                                   --------         ---------        ---------          --------
 Total Sales................................       $  1,123         $   1,085        $   2,251          $  2,175
                                                   ========         =========        =========          ========

Operating results:

                                                     Thirteen weeks ended               Twenty-six weeks ended
                                                 -----------------------------      ------------------------------
                                                 Aug. 2, 2003     Aug. 3, 2002      Aug. 2, 2003      Aug. 3, 2002
                                                 ------------     ------------      ------------      ------------
(in millions)
Athletic Stores............................         $    68          $    62          $    143          $    131
Direct-to-Customers........................               8                6                17                14
                                                    -------          -------          --------          --------
                                                         76               68               160               145
All Other (1)..............................              (1)               1                (1)                1
                                                    -------          -------          --------          --------
Total operating profit before corporate
   expense, net............................              75               69               159               146
Corporate expense..........................              16               14                33                27
                                                    -------          -------          --------          --------
Operating profit...........................              59               55               126               119
Non-operating income.......................               -               (3)                -                (3)
Interest expense, net......................               4                7                 9                14
                                                    -------          -------          --------          --------
Income from continuing operations
   before income taxes.....................         $    55          $    51          $    117           $   108
                                                    =======          =======          ========           =======

(1) The disposition of all other formats presented as "All Other" was completed in 2001. Both 2003 periods presented include restructuring charges of $1 million. Both periods in 2002 include a reduction in restructuring charges of $1 million.

Recently Issued Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Registrant does not expect that the adoption of SFAS No. 150 will have a significant impact on its financial position and results of operations.

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

RESULTS OF OPERATIONS

      Sales of $1,123 million for the second quarter of 2003 increased 3.5 percent from sales of $1,085 million for the second quarter of 2002. For the twenty-six weeks ended August 2, 2003, sales of $2,251 million increased 3.5 percent from sales of $2,175 million for the twenty-six weeks ended August 3, 2002. Excluding the impact of foreign currency fluctuations , sales decreased
0.8 percent and 0.4 percent for the second quarter and year-to-date periods of 2003, respectively, as compared with the corresponding prior-year periods. These changes included comparable-store sales decreases of 4.4 percent and 3.5 percent, respectively, while benefiting from the Registrant's closing of under-performing stores and the continuation of the new store opening program.

      Gross margin, as a percentage of sales, of 29.5 percent and 30.0 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, improved as compared with 28.8 percent and 29.1 percent, respectively, in the corresponding prior-year periods. These improvements were primarily driven by better merchandise purchasing, including increased vendor allowances, which improved gross margin, as a percentage of sales, by 110 basis points and 70 basis points for the second quarter and year-to-date periods, respectively. Inventory levels at August 2, 2003 are in line with the Registrant's plan.

      Selling, general and administrative expenses ("SG&A") of $233 million increased by 5.9 percent for the second quarter of 2003 as compared with the second quarter of 2002. SG&A for the twenty-six weeks ended August 2, 2003 of $474 million increased by 7.7 percent as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, the increase in SG&A was 1.6 percent and 4.1 percent for the thirteen and twenty-six weeks in 2003, respectively, as compared with the corresponding prior-year periods. These 2003 increases in the second quarter and year-to-date periods primarily related to new store openings across several formats. SG&A, as a percentage of sales, increased to 20.7 percent and 21.1 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared with 20.3 percent and 20.2 percent, respectively in the corresponding prior-year periods.

      Depreciation and amortization of $38 million remained flat for the second quarter of 2003 and increased by $1 million to $75 million for the first half of 2003 as compared with the corresponding prior-year periods.

      Net interest expense of $4 million and $9 million for the thirteen and twenty-six weeks ended August 2, 2003, declined by 42.9 percent and 35.7 percent, respectively, as compared with the corresponding prior-year periods. These decreases were primarily related to savings obtained from the $100 million of interest rate swaps that the Registrant entered into during the fourth quarter of 2002 and the first and second quarters of 2003, to convert the fixed interest rate on the 8.5 percent debentures to a lower rate instrument. The decreases were also attributed to the repayment in October 2002 of the remaining $32 million of the $40 million 7.0 percent medium-term notes. Interest income remained flat at $2 million for the second quarters of 2003 and

2002. Interest income increased to $4 million for the twenty-six weeks ended August 2, 2003 from $3 million in the corresponding prior-year period. The increase in 2003 was primarily related to the recognition of interest and accretion income related to the Northern Note.

      The Registrant's effective tax rates for the thirteen and twenty-six weeks ended August 2, 2003 were approximately 33 percent and 35 percent, respectively, as compared with 34 percent for both corresponding prior-year periods. The effective tax rate during 2003 was lower than expected due to the impact of state tax law changes, the implementation of tax planning strategies and a higher proportion of earnings being attributed to lower tax jurisdictions. During the second quarter of 2003 and the first quarter of 2002, the Registrant recorded $2 million and $3 million, respectively, of tax benefits related to multi-state tax planning strategies. These tax planning strategies resulted in a reduction in the valuation allowance. The Registrant expects its effective tax rate to approximate 37 percent for the remainder of 2003.

      Income from continuing operations of $37 million, or $0.25 per diluted share, for the thirteen weeks ended August 2, 2003, improved by $0.03 per diluted share from $33 million, or $0.22 per diluted share, for the thirteen weeks ended August 3, 2002. Income from continuing operations of $76 million, or $0.52 per diluted share, for the twenty-six weeks ended August 2, 2003 improved by $0.04 per diluted share from $71 million in the prior year. A restructuring charge of $1 million was included in income from continuing operations for the second quarter and the first half of 2003 as compared with restructuring income of $1 million for the thirteen and twenty-six weeks ended August 3, 2002. Other income of $3 million was included in both periods of 2002 related to the disposition of real estate. For the quarter ended August 2, 2003, the Registrant reported net income of $36 million, or $0.24 per diluted share, which included a $1 million, after-tax, loss on the disposal of discontinued operations, or $0.01 per diluted share, compared with net income of $31 million, or $0.21 per diluted share, for the corresponding prior-year period. The quarter ended August 3, 2002 included an after-tax loss of $2 million, or $0.01 per diluted share, for discontinued operations. For the year-to-date periods, the Registrant reported net income of $74 million, or $0.51 per diluted share, for 2003, as compared with net income of $51 million, or $0.35 per diluted share, in 2002. The 2003 and 2002 year-to-date periods included after-tax losses related to discontinued operations of $1 million, or $0.01 per diluted share, and $20 million, or $0.13 per diluted share, respectively. The twenty-six weeks ended August 2, 2003 also included a $1 million after-tax charge for the cumulative effect of the adoption of SFAS No. 143 during the first quarter.

STORE COUNT

      At August 2, 2003, the Registrant operated 3,608 stores as compared with 3,625 at February 1, 2003. During the first half of the year, the Registrant opened 55 stores, remodeled or relocated 178 stores and closed 72 stores.

SALES

The following table summarizes sales by segment.

Sales:

                                                   Thirteen weeks ended               Twenty-six weeks ended
                                               -----------------------------      -------------------------------
                                               Aug. 2, 2003     Aug. 3, 2002      Aug. 2, 2003       Aug. 3, 2002
                                               ------------     ------------      ------------       ------------
 (in millions)
 Athletic Stores.........................       $   1,050        $   1,016         $   2,091         $   2,022
 Direct-to-Customers.....................              73               69               160               153
                                                ---------        ---------         ---------         ---------
 Total Sales.............................       $   1,123        $   1,085         $   2,251         $   2,175
                                                =========        =========         =========         =========

      The increase in total sales was primarily driven by Foot Locker Europe's strong sales performance. Sales in the primarily mall-based U.S. Foot Locker formats declined primarily due to the continued weak retail environment. Comparable-store sales declined by 4.4 percent for the second quarter of 2003 and by 3.5 percent for the first half of 2003.

      Athletic Stores sales increased by 3.3 percent and 3.4 percent, respectively, for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales decreased by 1.3 percent and
0.8 percent, respectively, for the thirteen and twenty-six weeks ended August 2, 2003, as compared to the corresponding periods of the prior year. Comparable-store sales decreased by 5.0 percent and 4.0 percent, respectively, for the thirteen and twenty-six week periods ended August 2, 2003. Most of the international formats, Foot Locker Europe in particular, continued to achieve strong sales during the second quarter and first half of 2003 and produced mid-single digit comparable-store sales increases. During the first half of 2003, the continuing current trend of classic shoes led footwear sales across most of the Athletic Store formats. Apparel sales, including both licensed and private label categories were particularly strong during both the thirteen and twenty-six weeks ended August 2, 2003. Sales for the prior-year periods ended August 3, 2002 were primarily led by footwear, basketball in particular.

      Management expects the current trend of classic footwear and licensed apparel to continue to be strong performers throughout the balance of 2003 and into 2004. The Registrant accelerated the receipt of inventory during the second quarter of 2003 to accommodate this expected continuing trend as well as to support the growth of Foot Locker Europe and to meet the back-to-school demand.

      The Registrant purchases the largest portion of its merchandise from Nike, Inc. ("Nike"). The Registrant had previously estimated that approximately 32 to 38 percent of its 2003 merchandise purchases would be made from Nike. Based upon its current understanding, the Registrant currently estimates that its 2003 purchases of Nike products could reach to between 38 percent and 40 percent of total purchases.

      Direct to Customers sales increased by 5.8 percent and by 4.6 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared with the corresponding prior-year periods. Internet sales of $38 million and $80 million for the thirteen and twenty-six weeks ended August 2, 2003, respectively, increased by 56.2 percent and by 40.8 percent, as compared with the corresponding prior-year periods. This increase in Internet sales was substantially offset by a decline in catalog sales, reflecting the continuing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet. During the first quarter of 2003, the Registrant entered into an arrangement with the NBA and Amazon.com whereby Foot Locker will provide the fulfillment services for NBA licensed products sold over the Internet at NBAstore.com and the NBA store on Amazon.com.

OPERATING RESULTS

      Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense. The following table reconciles operating profit before corporate expense, net by segment to income from continuing operations before income taxes.

Operating results:

                                                        Thirteen weeks ended             Twenty-six weeks ended
                                                    ----------------------------     ----------------------------
                                                    Aug. 2, 2003    Aug. 3, 2002     Aug. 2, 2003    Aug. 3, 2002
                                                    ------------    ------------     ------------    ------------
   (in millions)
   Athletic Stores...............................     $     68        $     62         $    143        $    131
   Direct-to-Customers...........................            8               6               17              14
                                                      --------        --------         --------        --------
                                                            76              68              160             145
   Restructuring income (charge).................           (1)              1               (1)              1
                                                      --------        --------         --------        --------
   Operating profit before corporate expense, net           75              69              159             146
   Corporate expense.............................           16              14               33              27
                                                      --------        --------         --------        --------
   Operating profit..............................           59              55              126             119
   Non-operating income..........................            -              (3)               -              (3)
   Interest expense, net.........................            4               7                9              14
                                                      --------        --------         --------        --------
   Income from continuing operations
      before income taxes........................     $     55        $     51         $    117        $    108
                                                      ========        ========         ========        ========

      Athletic Stores operating profit before corporate expense, net increased by 9.7 percent and by 9.2 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared with the corresponding prior-year periods. These improvements were primarily driven by better merchandise purchasing and increased vendor allowances, which improved gross margin, as a percentage of sales, by 110 basis points and 70 basis points for the second quarter and year-to-date periods, respectively. The corresponding periods in 2002 reflected an increase in markdowns taken to sell slow-moving marquee product, which were offset, in part, by operating expense reductions. Operating profit before corporate expense, net as a percentage of sales, increased to 6.5 percent and 6.8 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared to 6.1 percent and 6.5 percent in the corresponding prior-year periods.

      The Registrant initiated changes to Lady Foot Locker's management team in the third quarter of 2002 and is continuing the process of developing various merchandising initiatives in an effort to improve its performance. However, operating results during the first half of 2003 were less than anticipated. Management expects to continue to monitor the progress of the format and will assess, if necessary, the impact of these initiatives on the projected performance of the division, which may include an analysis of the recoverability of store long-lived assets pursuant to SFAS No. 144.

      Direct to Customers operating profit before corporate expense, net increased by $2 million for the thirteen weeks ended August 2, 2003 and increased by $3 million for the twenty-six weeks ended August 2, 2003 as compared with the corresponding periods ended August 3, 2002. Operating profit before corporate expense, net, as a percentage of sales, increased to 11.0 percent and 10.6 percent for the thirteen and twenty-six weeks ended August 2, 2003, respectively, as compared to 8.7 percent and 9.2 percent in the corresponding prior-year periods.

STRATEGIC DISPOSITIONS AND REPOSITIONING

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

      In the first quarter of 2001, the Registrant recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. During the second quarter of 2001, the Registrant completed the liquidation of the 324 stores in the United States and recorded a charge to earnings of $12 million before-tax, or $19 million after-tax. The charge comprised the write-down of the net assets of the Canadian business to their net realizable value pursuant to the then pending transaction, which was partially offset by reduced severance costs as a result of the transaction and favorable results from the liquidation of the U.S. stores and real estate disposition activity. On September 28, 2001, the Registrant completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the "Note"). The purchaser agreed to obtain a revolving line of credit with a lending institution, satisfactory to the Registrant in an amount not less than CAD$25 million (approximately US$17 million). Another wholly owned subsidiary of the Registrant was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The Registrant also entered into a credit agreement with the purchaser to provide a revolving credit facility to be used to fund its working capital needs, up to a maximum of CAD$5 million (approximately US$ 3 million). The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note, approximately US$18 million. The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E "Accounting for Divestiture of a Subsidiary or Other Business Operation," ("SAB Topic 5:E") as a "transfer of assets and liabilities under contractual arrangement" as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations were presented under the balance sheet captions as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement."

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

      On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly-owned subsidiary of the Registrant remains secondarily liable under those leases. As of August 2, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$76 to $82 million (approximately US$53 to $59 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

      During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum. At August 2, 2003 and February 1, 2003, US$1 million and US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. The remaining reserve balance of US$8 million at August 2, 2003 is expected to be utilized within twelve months.

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

In 1998, the Registrant exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Registrant announced that it was exiting its Domestic General Merchandise segment. The successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy during 2002, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Registrant. There are currently several actions pending against this subsidiary by former landlords for the lease obligations. In the fourth quarter of 2002, the Registrant recorded a charge of $1 million after-tax and in the second quarter of 2003 recorded an additional after-tax charge of $1 million, related to certain actions. The Registrant estimates the gross contingent lease liability related to the remaining actions to be approximately $6 million. The Registrant believes that it may have valid defenses, however, given the current procedural status of these cases, as these actions are in the preliminary stage of proceedings, their outcome cannot be predicted with any degree of certainty.

      The remaining reserve balances for these three discontinued segments totaled $17 million as of August 2, 2003, $9 million of which is expected to be utilized within twelve months and the remaining $8 million thereafter.

1999 Restructuring

      Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at August 2, 2003 totaled $2 million, which is expected to be utilized within twelve months.

      The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings. As of August 2, 2003, the Registrant estimates its gross contingent lease liability for these leases to be approximately $5 million. During the second quarter of 2003, the Registrant recorded a charge of $1 million, primarily related to the distribution center lease, representing the expected costs to exit these leases.

1993 Repositioning and 1991 Restructuring

      The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at August 2, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months.

LIQUIDITY AND CAPITAL RESOURCES

      Generally, the Registrant's primary source of cash is from operations. The Registrant has a revolving credit facility which was amended on July 30, 2003. As a result of the amendment, the credit facility was increased by $10 million to $200 million and the maturity date was extended to July 2006 from June 2004. The amendment also provided for a lower pricing structure and increased covenant flexibility. Other than $22 million reserved to meet stand-by letter of credit requirements, this revolving credit facility was not used during the twenty-six weeks ended August 2, 2003. The Registrant generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

      Operating activities of continuing operations provided cash of $54 million for the twenty-six weeks ended August 2, 2003 as compared with $153 million for the twenty-six weeks ended August 3, 2002. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The decrease in cash from operations was primarily due to working capital changes. The Registrant made a $50 million contribution to its U.S. qualified retirement plan in February 2003, in advance of ERISA funding requirements. The remaining decrease resulted in a net cash outflow for merchandise inventories and accounts payable and accrued liabilities in the first half of 2003 whereas the increase in merchandise inventories for the first half of 2002 was more than offset by the increase in accounts payable and accrued liabilities.

      Net cash used in investing activities of continuing operations of $68 million and $65 million for the first half of 2003 and 2002, respectively, primarily reflected capital expenditures for store remodelings and new stores and lease acquisition costs. The Registrant currently anticipates capital expenditures of $149 million for 2003. Anticipated capital expenditures comprise $85 million for new store openings and modernizations of existing stores, $46 million for the development of information systems and other support facilities and lease acquisition costs of $18 million related to the Registrant's European operations. The Registrant has the ability to further revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it. Proceeds from disposal of real estate of $6 million for the twenty-six weeks ended August 3, 2002 primarily related to the condemnation of a part-owned and part-leased property in the second quarter of 2002. Real estate proceeds during the current period were not material.

      Financing activities for the Registrant's continuing operations used cash of $3 million for the twenty-six weeks ended August 2, 2003 as compared with cash provided by financing activities of $5 million for the corresponding prior-year period. The Registrant declared and paid $0.03 per share dividends in both the first and second quarters of 2003 totaling $4 million and $8 million, for the thirteen and twenty-six week periods, respectively. Management believes that operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Registrant's retirement plans, to fund quarterly dividend payments and support the development of its short-term and long-term strategies.

      Net cash used in discontinued operations includes the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. There were no additions recorded during the first quarter of 2003 and additional asset retirement obligations recorded during the second quarter of 2003 were not material. The amortization and accretion expenses recorded during these periods were also not material. Pro forma effects for the thirteen and twenty-six weeks ended August 3, 2002, assuming adoption of SFAS No. 143 as of February 3, 2002, were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on financial position and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Registrant does not expect that the adoption of SFAS No. 150 will have a significant impact on its financial position and results of operations.

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

Item 4. Controls and Procedures

      The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

      The Registrant's Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Registrant's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect the Registrant's internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

      There have been no material changes in the Registrant's internal controls, or in the factors that could materially affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The Registrant's annual meeting of shareholders was held on June 25, 2003, in New York, New York. Proxies were solicited by management of the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the Notice of 2003 Annual Meeting and Proxy Statement, both dated May 22, 2003.

      (b) Each of Jarobin Gilbert Jr., David Y. Schwartz and Cheryl N. Turpin was elected as a director in Class III for a three-year term ending at the annual meeting of shareholders of the Registrant in 2006. All of such individuals previously served as directors of the Registrant. J. Carter Bacot, Purdy Crawford, Nicholas DiPaolo, Philip H. Geier Jr., James E. Preston, Matthew D. Serra, Christopher
            A. Sinclair, and Dona D. Young, having previously been elected directors of the Registrant for terms continuing beyond the 2003 annual meeting of shareholders, continue in office as directors.

      (c) The matters voted upon and the results of the voting were as follows:

            (1)   Election of Directors:

                                                                                           Abstentions and
              Name                            Votes For             Votes Withheld         Broker Non-Votes
              ----                            ---------             --------------         ----------------
              Jarobin Gilbert Jr.             96,136,502              30,968,473                  0
              David Y. Schwartz               96,826,107              30,278,868                  0
              Cheryl N. Turpin                92,161,690              34,943,285                  0

            (2)   Proposal to ratify the appointment of independent accountants:

                     Votes For              Votes Against            Abstentions           Broker Non-Votes
                     ---------              -------------            -----------           ----------------
                    124,581,444               2,450,276                 73,255                    0

            (3) Proposal to approve the Foot Locker 2003 Stock Option and Award Plan:

                     Votes For              Votes Against            Abstentions           Broker Non-Votes
                     ---------              -------------            -----------           ----------------
                     98,770,834               28,016,022               318,119                    0

            (4) Proposal to approve the 2003 Foot Locker Employees Stock Purchase Plan:

                     Votes For              Votes Against            Abstentions           Broker Non-Votes
                     ---------              -------------            -----------           ----------------
                    122,828,553               4,186,338                 90,084                    0

            (5) Proposal to approve the Foot Locker Annual Incentive Compensation Plan, as amended and restated:

                     Votes For              Votes Against            Abstentions           Broker Non-Votes
                     ---------              -------------            -----------           ----------------
                    121,129,951               5,681,747                293,277                    0

      At the close of business on the record date of May 1, 2003, there were outstanding 141,800,896 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"). There were represented at the meeting, in person or by proxy, 127,104,975 shares of Common Stock. Such shares represented 89.64 percent of the total number of shares of such class of stock outstanding on the record date.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The exhibits that are in this report immediately follow the index.

      (b)   Reports on Form 8-K

            Form 8-K, dated May 8, 2003, under Items 7, 9 and 12, reporting the Registrant's sales results for the first quarter of 2003.

            Form 8-K, dated May 19, 2003, under Items 7, 9 and 12, reporting that the Company had filed its Annual Report on Form 10-K for the 2002 fiscal year.

            Form 8-K, dated May 22, 2003, under Items 7, 9 and 12, reporting the Registrant's operating results for the first quarter of 2003.

            Form 8-K, dated May 23, 2003, under Item 9, reporting additional information with regard to certain statements made in response to analysts' questions on the Registrant's 2003 first quarter conference call held on May 22, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FOOT LOCKER, INC.
                                                     (Registrant)

Date: September 15, 2003                             /s/ Bruce L. Hartman
                                                     ---------------------------
                                                     BRUCE L. HARTMAN
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No.
in Item 601
of Regulation
   S-K            Description
-------------     -----------
10.1              Fourth Amended and Restated Credit Agreement dated as of April
                  9, 1997, amended and restated as of July 30, 2003.

10.2              Foot Locker 2003 Stock Option and Award Plan.

10.3              Foot Locker Annual Incentive Compensation Plan, as Amended and
                  Restated.

12                Computation of Ratio of Earnings to Fixed Charges.

15                Letter re: Unaudited Interim Financial Statements.

31.1              Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2              Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1              Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99                Independent Accountants' Review Report.