Form 10-Q
period 2003-11-01
FOOT LOCKER INC
filed 2003-12-15
CIK 850209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Number of shares of Common Stock outstanding at December 5, 2003: 143,315,584

                                FOOT LOCKER, INC.

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
Part I.   Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets.....................       1

                  Condensed Consolidated Statements
                       of Operations........................................       2

                  Condensed Consolidated Statements
                       of Comprehensive Income..............................       3

                  Condensed Consolidated Statements
                       of Cash Flows........................................       4

                  Notes to Condensed Consolidated
                       Financial Statements.................................    5-14

          Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........   14-23

          Item 4. Controls and Procedures...................................      24


Part II.  Other Information

          Item 1. Legal Proceedings.........................................      24

          Item 6. Exhibits and Reports on Form 8-K..........................      24

                  Signature.................................................      25

                  Index to Exhibits.........................................      26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FOOT LOCKER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in millions, except shares)

                                                                   November 1,       November 2,    February 1,
                                                                      2003              2002           2003
                                                                   -----------       -----------    -----------
                                                                   (Unaudited)       (Unaudited)         *
                                                    ASSETS
Current assets
   Cash and cash equivalents......................................  $   305           $   255          $   357
   Merchandise inventories........................................    1,077               973              835
   Assets of discontinued operations..............................        2                 2                2
   Other current assets...........................................      102               138               90
                                                                    -------          --------          -------
                                                                      1,486             1,368            1,284
Property and equipment, net.......................................      620               628              636
Deferred taxes ...................................................      253               234              240
Goodwill and intangible assets....................................      227               205              216
Assets of business transferred under contractual arrangement
       (note receivable)..........................................        -                12                -
Other assets......................................................      112                55              110
                                                                    -------           -------          -------
Total assets......................................................  $ 2,698           $ 2,502          $ 2,486
                                                                    =======           =======          =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable...............................................  $   375           $   411          $   251
   Accrued liabilities............................................      265               218              296
   Current portion of repositioning and restructuring reserves....        4                 2                3
   Current portion of reserve for discontinued operations.........       16                20               18
   Liabilities of discontinued operations.........................        2                 3                3
   Current portion of long-term debt and obligations under
     capital leases...............................................        -                 1                1
                                                                    -------           -------          -------
                                                                        662               655              572
Long-term debt and obligations under capital leases...............      336               356              356
Liabilities of business transferred under contractual arrangement         -                12                -
Other liabilities.................................................      438               354              448
                                                                    -------           -------          -------
Total liabilities.................................................    1,436             1,377            1,376

Shareholders' equity
   Common stock and paid-in capital: 142,853,718;
     141,083,270 and 141,180,455 shares issued, respectively......      390               374              378
   Retained earnings..............................................    1,069               893              946
   Accumulated other comprehensive loss...........................     (196)             (141)            (213)
   Less: Treasury stock at cost: 70,733; 100,220 and
     105,220 shares, respectively.................................       (1)               (1)              (1)
                                                                    -------           -------          -------
Total shareholders' equity........................................    1,262             1,125            1,110
                                                                    -------           -------          -------
                                                                    $ 2,698           $ 2,502          $ 2,486
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

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                      Thirteen weeks ended           Thirty-nine weeks ended
                                                                   ---------------------------    -----------------------------
                                                                    Nov. 1,          Nov. 2,         Nov. 1,            Nov. 2,
                                                                     2003              2002           2003                2002
                                                                   ---------        ---------       ---------          --------
Sales........................................................       $ 1,194         $  1,120        $  3,445           $  3,295

Costs and Expenses
  Cost of sales..............................................           805              777           2,380              2,320
  Selling, general and administrative expenses...............           250              235             724                675
  Depreciation and amortization..............................            37               37             112                111
  Restructuring charge (income)..............................             -               (1)              1                 (2)
  Interest expense, net......................................             5                5              14                 19
  Other income...............................................             -                -               -                 (3)
                                                                    -------         --------        --------           --------
                                                                      1,097            1,053           3,231              3,120
                                                                    -------         --------        --------           --------
Income from continuing operations before income taxes........            97               67             214                175
Income tax expense...........................................            35               24              76                 61
                                                                    -------         --------        --------           --------
Income from continuing operations............................            62               43             138                114
                                                                    -------         --------        --------           --------
Income (loss) on disposal of discontinued operations, net
     of  income tax benefit of $-, $1, $1, and $2,                        -                2              (1)               (18)
     respectively
Cumulative effect of accounting change, net of income
     tax of $-                                                            -                -              (1)                 -
                                                                    -------         --------        --------           --------
Net income...................................................       $    62         $     45        $    136           $     96
                                                                    =======         ========        ========           ========

Basic earnings per share:
     Income from continuing operations.......................       $  0.43         $   0.30        $   0.97           $   0.80
     Income (loss) from discontinued operations..............             -             0.02           (0.01)             (0.12)
     Cumulative effect of accounting change..................             -                -               -                  -
                                                                    -------         --------        --------           --------
     Net income..............................................       $  0.43         $   0.32        $   0.96           $   0.68
                                                                    =======         ========        ========           ========
Weighted-average common shares outstanding...................         141.7            140.9           141.4              140.6

Diluted earnings per share:
     Income from continuing operations.......................       $  0.41         $   0.29        $   0.93           $   0.77
     Income (loss) from discontinued operations..............             -             0.02           (0.01)             (0.11)
     Cumulative effect of accounting change..................             -                -               -                  -
                                                                    -------         --------        --------           --------
     Net income..............................................       $  0.41         $   0.31        $   0.92           $   0.66
                                                                    =======         ========        ========           ========
Weighted-average common shares assuming dilution.............         153.2            150.7           152.2              150.7

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (in millions)

                                                                   Thirteen weeks ended           Thirty-nine weeks ended
                                                                ---------------------------    -----------------------------
                                                                 Nov. 1,          Nov. 2,       Nov. 1,            Nov. 2,
                                                                   2003             2002         2003               2002
                                                                ----------       ----------    ---------          ----------
Net income..................................................    $       62       $       45    $     136           $      96

Other comprehensive income (loss), net of tax

  Foreign currency translation adjustments arising during
  the period................................................             9                2           17                  27

  Change in fair value of derivatives accounted for as
  hedges, net of deferred tax benefit of $-.................            (1)               1            -                   -
                                                                ----------       ----------    ---------           ---------

Comprehensive income........................................    $       70        $      48    $     153           $     123
                                                                ==========       ==========    =========           =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                  Thirty-nine weeks ended
                                                                                  -----------------------
                                                                                    Nov. 1,       Nov. 2,
                                                                                     2003          2002
                                                                                  ----------    ---------
From Operating Activities:
   Net income...................................................................  $     136     $      96
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
     Cumulative effect of accounting change, net of tax.........................         1              -
     Restructuring charge (income)..............................................         1             (2)
     Loss on disposal of discontinued operations, net of tax....................         1             18
     Depreciation and amortization..............................................       112            111
     Real estate gains..........................................................         -             (3)
     Deferred income taxes......................................................        (8)             1
     Change in assets and liabilities:
       Merchandise inventories..................................................      (228)          (169)
       Accounts payable and other accruals......................................        87            125
       Repositioning and restructuring reserves.................................         -             (2)
       Pension contribution.....................................................       (50)             -
       Other, net...............................................................        38             14
                                                                                  --------      ---------
   Net cash provided by operating activities of continuing operations...........        90            189
                                                                                  --------      ---------

From Investing Activities:
   Proceeds from disposal of real estate........................................         -              6
   Lease acquisition costs......................................................       (14)           (14)
   Capital expenditures.........................................................       (92)          (105)
                                                                                  --------      ---------
   Net cash used in investing activities of continuing operations...............      (106)          (113)
                                                                                  --------      ---------

From Financing Activities:
   Reduction in long-term debt and capital lease obligations....................       (17)           (41)
   Dividends paid...............................................................       (13)             -
   Issuance of common stock.....................................................         9              9
                                                                                  --------      ---------
   Net cash used in financing activities of continuing operations...............       (21)           (32)
                                                                                  --------      ---------

Net Cash used in Discontinued Operations........................................        (6)            (6)

Effect of exchange rate fluctuations on Cash and Cash Equivalents...............        (9)             2
                                                                                  --------      ---------

Net change in Cash and Cash Equivalents.........................................       (52)            40
Cash and Cash Equivalents at beginning of year..................................       357            215
                                                                                  --------      ---------
Cash and Cash Equivalents at end of interim period..............................  $    305      $     255
                                                                                  ========      =========

Cash paid during the period:
   Interest.....................................................................  $     13      $      15
   Income taxes.................................................................  $     52      $      29

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FOOT LOCKER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended February 1, 2003, as filed with the Securities and Exchange Commission (the "SEC") on May 19, 2003. Certain items included in the Registrant's financial statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended November 1, 2003 are not necessarily indicative of the results expected for the year.

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

                                                      Thirteen weeks ended      Thirty-nine weeks ended
                                                    ----------------------------------------------------
                                                    November 1,   November 2,   November 1,  November 2,
                                                       2003          2002         2003          2002
                                                    -----------   -----------   -----------  -----------
(in millions, except per share amounts)
Net income, as reported:                             $    62      $    45       $   136       $    96
Add: Stock-based employee compensation expense
   included in reported net income, net of
   income tax benefit                                      -            -             1             -
Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of income tax benefit               2            1             4             4
                                                     -------      -------       -------       -------
   Pro forma net income                                   60           44       $   133       $    92
                                                     =======      =======       =======       =======

Basic earnings per share:
   As reported                                       $  0.43      $  0.32       $  0.96       $  0.68
   Pro forma                                         $  0.43      $  0.31       $  0.94       $  0.66
Diluted earnings per share:
   As reported                                       $  0.41      $  0.31       $  0.92       $  0.66
   Pro forma                                         $  0.40      $  0.30       $  0.90       $  0.64

         The fair values of the stock-based compensation pursuant to the Company's various stock option and purchase plans were estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Registrant's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

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

                                                   November 1,          November 2,        February 1,
Goodwill (in millions)                                2003                 2002                2003
-----------------------------------------------    -----------          -----------        -----------
Athletic Stores                                     $      56            $      55          $      56
Direct-to-Customers                                        80                   80                 80
                                                    ---------           ----------          ---------
                                                    $     136            $     135          $     136
                                                    =========            =========          =========

                                                   November 1,          November 2,        February 1,
Intangible Assets (in millions)                       2003                 2002                2003
-----------------------------------------------    -----------          -----------        -----------
Intangible assets not subject to amortization       $       2            $       -          $       2
Intangible assets subject to amortization, net
   of accumulated amortization of $46 million,
   $32 million and $36 million, respectively               89                   70                 78
                                                    ---------            ---------          ---------
                                                    $      91            $      70          $      80
                                                    =========            =========          =========

                                         Total      $     227            $     205          $     216
                                                    =========            =========          =========

         Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of November 1, 2003 was approximately 12 years. Amortization expense for lease acquisition costs was approximately $3 million and $8 million for the thirteen and thirty-nine weeks ended November 1, 2003, respectively. For the thirteen and thirty-nine weeks ended November 2, 2002, amortization expense was approximately $2 million and $6 million, respectively. Annual estimated amortization expense for lease acquisition costs is expected to be approximately $11 million for 2003, $12 million for 2004 and $11 million for 2005 and each of the succeeding three years.

         Intangible assets not subject to amortization relate to the Registrant's U.S. defined benefit retirement plan.

Derivative Financial Instruments

         During the thirty-nine weeks ended November 1, 2003 and November 2, 2002, ineffectiveness related to cash flow hedges recorded to earnings was not material.

         Accumulated comprehensive loss was increased by approximately $1 million after-tax due to both the changes in fair value of derivative financial instruments designated as hedges and the reclassification of gains to earnings during the third quarter of 2003.

         During the quarter ended November 2, 2002, the decrease in accumulated comprehensive loss due to both the changes in fair value of derivative instruments designated as hedges and the reclassification of losses to earnings was approximately $1 million after-tax.

         The fair value of derivative contracts outstanding at November 1, 2003 was comprised of current liabilities of $12 million and non-current liabilities of $3 million.

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

Asset Retirement Obligations

         The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. There were no additions recorded during the first quarter of 2003. Additional asset retirement obligations recorded during the second and third quarters of 2003 were not material. The amortization and accretion expenses recorded during these periods were also not material. Pro forma effects for the thirteen and thirty-nine weeks ended November 2, 2002, assuming adoption of SFAS No. 143 as of February 3, 2002, were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

                                                        November 1,        November 2,         February 1,
                                                           2003               2002                2003
                                                        -----------        -----------         -----------
Foreign currency translation adjustments                $      2           $     (26)           $     (15)
Minimum pension liability adjustment                        (198)               (115)                (198)
Changes in fair value of derivatives designated as
   hedges                                                      -                   -                    -
                                                        --------            --------            ---------
                                                        $   (196)           $   (141)           $    (213)
                                                        ========            ========            =========

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

         On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly owned subsidiary of the Registrant remains secondarily liable under those leases. As of November 1, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$71 to $76 million (approximately US$54 to $58 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

         During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum. At November 1, 2003 and February 1, 2003, US$2 million and

US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet.

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

         During the third quarter of 2003, a charge in the amount of $1 million before-tax was recorded to cover additional liabilities related to the exiting of a leased location in excess of the previous estimate. The remaining reserve balance of $9 million at November 1, 2003 is expected to be utilized within twelve months.

NORTHERN GROUP (in millions)

                                    Balance     Net        Charge/     Balance
                                    2/1/2003   Usage (1)   (Income)   11/1/2003
                                    -------------------------------------------
Real estate & lease liabilities      $    6    $   1        $    1     $     8
Other costs                               1        -             -           1
                                    -------------------------------------------
Total                                $    7    $   1        $    1     $     9
                                    ===========================================

(1) Includes payments of $2 million offset by an increase of $3 million resulting from foreign currency fluctuations.

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

         The remaining reserve balances for these three discontinued segments totaled $15 million as of November 1, 2003, $7 million of which is expected to be utilized within twelve months and the remaining $8 million thereafter.

         Disposition activity related to the reserves is presented below:

(in millions)
INTERNATIONAL GENERAL MERCHANDISE

                                                                         Balance      Net      Charge/     Balance
                                                                         2/1/2003   Usage(1)   (Income)   11/1/2003
                                                                         ------------------------------------------
Woolco                                                                    $    1    $   (1)     $    -      $    -
The Bargain! Shop                                                              6         -           -           6
                                                                          ----------------------------------------
Total                                                                     $    7    $   (1)     $    -      $    6
                                                                          ========================================

(1) Includes payments of $2 million offset by an increase of $1 million resulting from foreign currency fluctuations.

SPECIALTY FOOTWEAR

                                                                         Balance     Net    Charge/   Balance
                                                                         2/1/2003   Usage   (Income) 11/1/2003
                                                                         -------------------------------------
Real estate & lease liabilities                                           $    2    $  (1)   $    -    $     1
Other costs                                                                    1        -         -          1
                                                                          ------------------------------------
Total                                                                     $    3    $  (1)   $    -    $     2
                                                                          ====================================

DOMESTIC GENERAL MERCHANDISE

                                                                         Balance      Net      Charge/     Balance
                                                                         2/1/2003    Usage     (Income)   11/1/2003
                                                                         -------------------------------------------
Real estate & lease liabilities                                          $      7   $    (1)   $      -    $       6
Legal and other costs                                                           3        (3)          1            1
                                                                         -------------------------------------------
Total                                                                    $     10   $    (4)   $      1    $       7
                                                                         ===========================================

    The following is a summary of the assets and liabilities of discontinued
                                  operations:

                                                                                  DOMESTIC
                                                   NORTHERN       SPECIALTY        GENERAL
(in millions)                                        GROUP        FOOTWEAR       MERCHANDISE       TOTAL
                                                   --------       ---------      -----------       -----
11/1/2003
Assets                                              $       -     $       -        $      2       $      2
Liabilities                                                 1             -               1              2
                                                    ---------     ---------        --------       --------
Net liabilities of discontinued operations          $      (1)    $       -        $      1       $      -
                                                    =========     =========        ========       ========

11/2/2002
Assets                                              $       -     $       -        $      2       $      2
Liabilities                                                 1             -               2              3
                                                    ---------     ---------        --------       --------
Net liabilities of discontinued operations          $      (1)    $       -        $      -       $     (1)
                                                    =========     =========        ========       ========

2/1/2003
Assets                                              $       -     $       -        $      2       $      2
Liabilities                                                 1             -               2              3
                                                    ---------     ---------        --------       --------
Net liabilities of discontinued operations          $      (1)    $       -        $      -       $     (1)
                                                    =========     =========        ========       ========

         The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

Restructuring Programs

1999 Restructuring

         Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at November 1, 2003 totaled $2 million, which is expected to be utilized within twelve months.

         The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings. The lease for the distribution center expires January 31, 2010 while the remaining store leases expire on January 31, 2004. As of November 1, 2003, the Registrant estimates its gross contingent lease liability for these leases to be approximately $4 million. During the second quarter of 2003, the Registrant recorded a charge of $1 million, primarily related to the distribution center lease, representing the expected costs to exit these leases.

1993 Repositioning and 1991 Restructuring

The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at November 1, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months. Disposition activity related to the reserves within the restructuring programs is presented below.

1999 Restructurings
-------------------
(in millions)

                            Balance     Net    Charge/   Balance
                            2/1/2003   Usage   (Income) 11/1/2003
                            -------------------------------------
Real estate                  $    1    $   -    $    1   $      2
                            =====================================

1993 Repositioning and 1991 Restructuring
-----------------------------------------
(in millions)

                            Balance     Net    Charge/   Balance
                            2/1/2003   Usage   (Income) 11/1/2003
                            -------------------------------------
Real estate                 $     1    $   -    $    -   $      1
Other disposition costs           1        -         -          1
                            -------------------------------------
Total                       $     2    $   -    $    -   $      2
                            =====================================

Total Restructuring Reserves
----------------------------
(in millions)

                            Balance     Net    Charge/   Balance
                            2/1/2003   Usage   (Income)  11/1/2003
                            --------------------------------------
 Real estate                $     2    $   -    $    1   $       3
 Other disposition costs          1        -         -           1
                            --------------------------------------
 Total                      $     3    $   -    $    1   $       4
                            ======================================

Earnings Per Share

         Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of convertible long-term debt. The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share from continuing operations.

                                                        Thirteen weeks ended         Thirty-nine weeks ended
                                                      -------------------------     --------------------------
(in millions)                                           Nov. 1,       Nov. 2,         Nov. 1,        Nov. 2,
                                                         2003          2002            2003           2002
                                                      ----------     ----------     -----------    -----------
Numerator:
Income from continuing operations.................    $       62     $       43      $      138     $      114
Effect of Dilution:
Convertible debt..................................             1              1               4              3
                                                      ----------     ----------      ----------     ----------
Income from continuing operations assuming
  dilution........................................    $       63     $       44      $      142     $      117
                                                      ==========     ==========      ==========     ==========
Denominator:
Weighted-average common shares outstanding                 141.7          140.9           141.4          140.6
Effect of Dilution:
Stock options and awards..........................           2.0            0.3             1.3            0.6
Convertible debt..................................           9.5            9.5             9.5            9.5
                                                      ----------     ----------      ----------     ----------
Weighted-average common shares assuming dilution..
                                                           153.2          150.7           152.2          150.7
                                                      ==========     ==========      ==========     ==========

         Options to purchase 1.4 million and 7.1 million shares of common stock were not included in the computation for the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively. Options to purchase 3.9 million shares of common stock were not included in the computation for both the thirty-nine weeks ended November 1, 2003 and November 2, 2002. These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Shareholder Rights Plan

         On November 19, 2003 the Board of Directors of the Registrant amended the Shareholder Rights Agreement between the Registrant and The Bank of New York, successor Rights Agent, (the "Rights Agreement"), the effect of which will be to accelerate the expiration date of the Rights, and to terminate the Rights Agreement, effective January 31, 2004.

Segment Information

         Sales and operating results for the Registrant's reportable segments for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, are presented below. Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

                                                   Thirteen weeks ended              Thirty-nine weeks ended
                                                --------------------------         ---------------------------
                                                 Nov. 1,           Nov. 2,          Nov. 1,            Nov. 2,
                                                  2003              2002             2003               2002
                                                --------           -------          -------            -------
 (in millions)
 Athletic Stores............................    $  1,103          $  1,036         $  3,194           $  3,058
 Direct-to-Customers........................          91                84              251                237
                                                --------          --------         --------           --------
 Total Sales................................    $  1,194          $  1,120         $  3,445           $  3,295
                                                ========          ========         ========           ========

Operating results:

                                                   Thirteen weeks ended              Thirty-nine weeks ended
                                                --------------------------         ---------------------------
                                                 Nov. 1,           Nov. 2,          Nov. 1,            Nov. 2,
                                                  2003              2002             2003               2002
                                                --------           -------          -------            -------
(in millions)
Athletic Stores............................     $   105          $     77           $    248           $    208
Direct-to-Customers........................          13                 8                 30                 22
                                                -------          --------           --------           --------
                                                    118                85                278                230
All Other (1)..............................           -                 -                 (1)                 1
                                                -------          --------           --------           --------
Total  operating  profit  before  corporate
   expense, net............................         118                85                277                231
Corporate expense..........................          16                13                 49                 40
                                                -------          --------           --------           --------
Operating profit...........................         102                72                228                191
Non-operating income.......................           -                 -                  -                 (3)
Interest expense, net......................           5                 5                 14                 19
                                                -------          --------           --------           --------
Income from continuing operations
   before income taxes.....................     $    97          $     67           $    214           $    175
                                                =======          ========           ========           ========

(1) The disposition of all other formats presented as "All Other" was completed in 2001. The year-to-date 2003 period presented includes restructuring charges of $1 million. The quarter and year-to-date periods in 2002 include a reduction in restructuring charges of $1 million.

Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not impact the Registrant's financial position and results of operations.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." The Interpretation introduces a new consolidation model, referred to as the variable interest model, which determines control and consolidation not based on who has the majority of voting ownership rights, but rather on who absorbs the majority of the potential variability in gains and losses of the entity being evaluated for consolidation. On October 9, 2003, a FASB Staff Position was issued in which the effective date of this statement was deferred to periods ending after December 15, 2003. The Registrant does not anticipate that the adoption of this statement will have a material effect on the Registrant's financial position or results of operations.

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

RESULTS OF OPERATIONS

         Sales of $1,194 million for the third quarter of 2003 increased 6.6 percent from sales of $1,120 million for the third quarter of 2002. For the thirty-nine weeks ended November 1, 2003, sales of $3,445 million increased by
4.6 percent from sales of $3,295 million for the thirty-nine weeks ended November 2, 2002. Excluding the impact of foreign currency fluctuations, sales increased by 3.4 percent and 0.9 percent for the third quarter and year-to-date periods of 2003, respectively, as compared with the corresponding prior-year periods. These changes included a comparable-store sales increase of 0.4 percent and a decrease of 2.2 percent, respectively.

         Gross margin, as a percentage of sales, improved 200 basis points to
32.6 percent for the thirteen weeks ended November 1, 2003 as compared with the corresponding prior year period. For the thirty-nine weeks ended November 1, 2003, gross margin, as a percentage of sales improved by 130 basis points to
30.9 percent as compared with the corresponding prior year period. Better merchandise purchasing primarily drove the improvements in gross margin. Vendor allowances contributed approximately 20 basis points and 50 basis points to the gross margin rate improvement for the thirteen and thirty-nine weeks ended November 1, 2003, respectively. Inventory levels at November 1, 2003 are in line with the Registrant's plan.

         Selling, general and administrative expenses ("SG&A") of $250 million increased by 6.4 percent for the third quarter of 2003 as compared with the third quarter of 2002. SG&A for the thirty-nine weeks ended November 1, 2003 of $724 million increased by 7.3 percent as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, the increase in SG&A was 3.0 percent and 3.7 percent for the thirteen and thirty-nine weeks in 2003, respectively, as compared with the corresponding prior-year periods. These increases primarily related to new store openings across several formats. SG&A also included net increases in expense of $4 million for both the thirteen and thirty-nine weeks ended November 1, 2003 related to the pension and postretirement plans. SG&A, as a percentage of sales, decreased to 20.9 percent for the thirteen weeks ended November 1, 2003 as compared with 21.0 percent in the corresponding prior-year period. SG&A, as a percentage of sales, increased to 21.0 percent for the thirty-nine weeks ended November 1, 2003 as compared to 20.5 percent in the corresponding prior-year period.

         Depreciation and amortization of $37 million remained flat for the third quarter of 2003 and increased by $1 million to $112 million for the year-to-date period of 2003 as compared with the corresponding prior-year periods.

         Net interest expense of $5 million remained flat for the thirteen weeks ended November 1, 2003 and declined by $5 million or 26.3 percent to $14 million for the thirty-nine weeks ended November 1, 2003, as compared with the corresponding prior-year periods. Interest expense decreased to $6 million and $19 million for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, from $8 million and $25 million for the respective corresponding prior year periods. The decreases in interest expense were primarily related to savings obtained from the $100 million of interest rate swaps that the Registrant entered into during the fourth quarter of 2002 and the first two quarters of 2003, to convert the fixed interest rate on the 8.5 percent debentures to a floating rate. Additionally, the repayment in October 2002 of the remaining $32 million of the $40 million 7.0 percent medium-term notes contributed to the decreases in interest expense. Interest income decreased to $1 million for the thirteen weeks ended November 1, 2003 from $3 million in the corresponding prior-year period. Interest income decreased to $5 million for the thirty-nine weeks ended November 1, 2003 from $6 million in the corresponding prior-year period. These decreases were primarily due to lower interest income related to income tax settlements and refunds, which were offset by the recognition of interest and accretion income related to the Northern note.

         The Registrant's effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2003 were approximately 36.5 percent and 35.5 percent, respectively, as compared with 36.2 percent and 34.9 percent for the corresponding prior-year periods. The effective tax rates during 2003 were slightly higher than the corresponding prior year period due to the impact of state tax law changes offset by more favorable effective foreign tax rates. During the second quarter of 2003 and the first quarter of 2002, the Registrant recorded $2 million and $3 million, respectively, of tax benefits related to multi-state tax planning strategies. During the second quarter of 2002, the Registrant recorded a $2 million tax benefit related to a reduction in the valuation allowance for deferred tax assets related to foreign tax credits. The Registrant expects its effective tax rate to approximate 37 percent for the remainder of 2003.

         Income from continuing operations of $62 million, or $0.41 per diluted share, for the thirteen weeks ended November 1, 2003, improved by $0.12 per diluted share from $43 million, or $0.29 per diluted share, for the thirteen weeks ended November 2, 2002. Income from continuing operations of $138 million, or $0.93 per diluted share, for the thirty-nine weeks ended November 1, 2003 improved by $0.16 per diluted share from $114 million in the prior year.

         The quarter ended November 2, 2002 included an after-tax gain of $2 million, or $0.02 per diluted share, for discontinued operations. For the year-to-date periods, the Registrant reported net income of $136 million, or $0.92 per diluted share, for 2003, as compared with net income of $96 million, or $0.66 per diluted share, in 2002. The 2003 and 2002 year-to-date periods included after-tax losses related to discontinued operations of $1 million, or $0.01 per diluted share, and $18 million, or $0.11 per diluted share, respectively, primarily related to the Northern Group. The thirty-nine weeks ended November 1, 2003 also included a $1 million after-tax charge for the cumulative effect of the adoption of SFAS No. 143 during the first quarter.

STORE COUNT

         At November 1, 2003, the Registrant operated 3,619 stores as compared with 3,625 at February 1, 2003. During the thirty-nine weeks ended November 1, 2003, the Registrant opened 87 stores, remodeled or relocated 244 stores and closed 93 stores.

SALES

The following table summarizes sales by segment.

Sales:

                                              Thirteen weeks ended             Thirty-nine weeks ended
                                             ----------------------           -------------------------
                                             Nov. 1,        Nov. 2,           Nov. 1,           Nov. 2,
                                              2003           2002              2003              2002
                                             ------         ------            ------            ------
 (in millions)
 Athletic Stores.........................    $ 1,103        $ 1,036           $ 3,194           $ 3,058
 Direct-to-Customers.....................         91             84               251               237
                                             -------        -------           -------           -------
 Total Sales.............................    $ 1,194        $ 1,120           $ 3,445           $ 3,295
                                             =======        =======           =======           =======

         The increase in total sales was primarily driven by Foot Locker Europe's strong sales performance. Sales in the primarily mall-based U.S. Foot Locker formats declined primarily due to the continued weak retail environment. Comparable-store sales increased by 0.4 percent for the third quarter of 2003 and declined by 2.2 percent for the year-to-date period of 2003.

         Athletic Stores sales increased by 6.5 percent and 4.4 percent, respectively, for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales increased by 3.0 percent and
0.5 percent, respectively, for the thirteen and thirty-nine weeks ended November 1, 2003, as compared to the corresponding periods of the prior year. Comparable-store sales decreased by 0.2 percent and 2.7 percent, respectively, for the thirteen and thirty-nine week periods ended November 1, 2003. Most of the international formats, Foot Locker Europe in particular, continued to achieve strong sales during the third quarter and year-to-date period of 2003 and produced mid-single digit comparable-store sales increases. During the thirty-nine weeks ended November 1, 2003, the continuing current trend of classic shoes led footwear sales across most of the U.S. Athletic Store formats. Apparel sales, including both licensed and private label categories were particularly strong during both the thirteen and thirty-nine weeks ended November 1, 2003. Sales for the prior-year periods ended November 2, 2002 were primarily led by footwear, basketball in particular.

         Management expects the current trend of classic footwear and licensed apparel to continue to be strong performers throughout the balance of 2003 and into 2004. The Registrant accelerated the receipt of inventory during the third quarter of 2003 to accommodate this expected continuing trend, to meet the holiday selling season as well as to support the growth of Foot Locker Europe in the upcoming quarter.

         The Registrant purchases the largest portion of its merchandise from Nike, Inc. ("Nike"). On November 19, 2003, Nike announced, in part, that it "plans to execute joint marketing programs with Foot Locker, Inc. to develop innovative retail presentations of Nike performance products at select Foot Locker, Inc. locations in the U.S., beginning with the Fall 2004 season." As part of these programs, additional Nike and Brand Jordan statement and launch products will be available at select Foot Locker locations.

         Direct to Customers sales increased by 8.3 percent and by 5.9 percent for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, as compared with the corresponding prior-year periods. Internet sales of $47 million and $127 million for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, increased by 45.0 percent and by 42.3 percent, as compared with the corresponding prior-year periods. This increase in Internet sales was partially offset by a decline in catalog sales, reflecting the continuing trend of the Registrant's customers to browse and select products through its catalogs and then make their purchases via the Internet. During the first quarter of 2003, the Registrant entered into an arrangement with the NBA and Amazon.com whereby Foot Locker will provide the fulfillment services for NBA licensed products sold over the Internet at NBAstore.com and the NBA store on Amazon.com. During the third quarter of 2003, the Registrant signed a five-year extension with the National Football League, which will become effective in April 2004, whereby Foot Locker designs, merchandises and fulfills the NFL's official catalog and E-commerce site. The agreement calls for annual royalty payments, calculated as a percentage of sales, with guaranteed minimums over the contract term. The Registrant does not anticipate that it will encounter difficulties in meeting the commitments called for in this contract.

OPERATING RESULTS

         Operating profit before corporate expense, net reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense. The following table reconciles operating profit before corporate expense, net by segment to income from continuing operations before income taxes.

Operating results:

                                                   Thirteen weeks ended             Thirty-nine weeks ended
                                                   -----------------------          -----------------------
                                                   Nov. 1,         Nov. 2,          Nov. 1,         Nov. 2,
                                                    2003            2002             2003            2002
                                                   -------         -------          -------         -------
(in millions)
Athletic Stores...............................     $  105          $   76           $   248         $   207
Direct-to-Customers...........................         13               8                30              22
                                                   ------          ------           -------         -------
                                                      118              84               278             229
Restructuring income (charge).................          -               1                (1)              2
                                                   ------          ------           -------         -------
Operating profit before corporate expense, net        118              85               277             231
Corporate expense.............................         16              13                49              40
                                                   ------          ------           -------         -------
Operating profit..............................        102              72               228             191
Non-operating income..........................          -               -                 -              (3)
Interest expense, net.........................          5               5                14              19
                                                   ------          ------           -------         -------
Income from continuing operations before
      income taxes............................     $   97          $   67           $   214         $   175
                                                   ======          ======           =======         =======

         Athletic Stores operating profit before corporate expense, net increased by 38.2 percent and by 19.8 percent for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, as compared with the corresponding prior-year periods. Better merchandise purchasing primarily drove the improvements in gross margin. Vendor allowances contributed approximately 20 basis points and 60 basis points to the Athletic Stores gross margin rate improvement for the thirteen and thirty-nine weeks ended November 1, 2003, respectively.

         The corresponding periods in 2002 reflected an increase in markdowns taken to sell slow-moving U.S. marquee product, which were offset, in part, by operating expense reductions from cost-cutting programs. Operating profit before corporate expense, net as a percentage of sales, increased to 9.5 percent and
7.8 percent for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, as compared to 7.3 percent and 6.8 percent in the corresponding prior-year periods.

         The Registrant initiated changes to Lady Foot Locker's management team in the third quarter of 2002 and is continuing the process of developing various merchandising initiatives in an effort to improve its performance. The results for the third quarter ended November 1, 2003 were better than planned, however, operating results during the thirty-nine weeks were less than anticipated. Management expects to continue to monitor the progress of the format and will assess, if necessary, the impact of these initiatives on the projected performance of the division, which may include an analysis of the recoverability of store long-lived assets pursuant to SFAS No. 144.

         Direct-to-Customers operating profit before corporate expense, net increased by $5 million for the thirteen weeks ended November 1, 2003 and increased by $8 million for the thirty-nine weeks ended November 1, 2003 as compared with the corresponding respective periods ended November 2, 2002. Operating profit before corporate expense, net, as a percentage of sales, increased to 14.3 percent and 12.0 percent for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, as compared to 9.5 percent and 9.3 percent in the corresponding prior-year periods.

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

         On December 31, 2002, the Registrant-provided revolving credit facility expired, without having been used. Furthermore, the operating results of Northern Canada had significantly improved during the year such that the Registrant had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest due and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Registrant believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Registrant. As indicated above, as the assignor of the Northern Canada leases, a wholly-owned subsidiary of the Registrant remains secondarily liable under those leases. As of November 1, 2003, the Registrant estimates that its gross contingent lease liability is between CAD$71 to $76 million (approximately US$54 to $58 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Registrant currently estimates the expected value of the lease liability to be approximately US$2 million. The Registrant believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Registrant's consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

         During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Registrant, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. There was no tax expense recorded related to this gain. The Registrant ceased presenting the assets and liabilities of Northern Canada as "Assets of business transferred under contractual arrangement (note receivable)" and "Liabilities of business transferred under contractual arrangement," and has recorded the Note initially at its estimated fair value. On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million is due January 15, 2004. An accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of "payment events," as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum. At November 1, 2003 and February 1, 2003, US$2 million and US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. During the third quarter of 2003, a charge in the amount of $1 million before-tax was recorded to cover additional liabilities related to the exiting of a leased location in excess of the previous estimate. The remaining reserve balance of US$9 million at November 1, 2003 is expected to be utilized within twelve months.

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

         The remaining reserve balances for these three discontinued segments totaled $15 million as of November 1, 2003, $7 million of which is expected to be utilized within twelve months and the remaining $8 million thereafter.

1999 Restructuring

         Total restructuring charges of $96 million before-tax were recorded in 1999 for the Registrant's restructuring program to sell or liquidate non-core businesses. The restructuring plan also included an accelerated store-closing program in the United States and Asia, corporate headcount reduction and a distribution center shutdown. The disposition of all non-core businesses was completed by November 2001. The remaining reserve balance at November 1, 2003 totaled $2 million, which is expected to be utilized within twelve months.

         The Registrant sold The San Francisco Music Box Company ("SFMB") in 2001; however, the Registrant remains as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings. The lease for the distribution center expires January 31, 2010 while the remaining store leases expire on January 31, 2004. As of November 1, 2003, the Registrant estimates its gross contingent lease liability for these leases to be approximately $4 million. During the second quarter of 2003, the Registrant recorded a charge of $1 million, primarily related to the distribution center lease, representing the expected costs to exit these leases.

1993 Repositioning and 1991 Restructuring

         The Registrant recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance of $2 million at November 1, 2003 comprises future lease obligations and is expected to be substantially utilized within twelve months.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Registrant's primary source of cash is from operations. The Registrant has a revolving credit facility, which was amended on July 30, 2003. As a result of the amendment, the credit facility was increased by $10 million to $200 million and the maturity date was extended to July 2006 from June 2004. The amendment also provided for a lower pricing structure and increased covenant flexibility. Other than $24 million reserved to meet stand-by letter of credit requirements, this revolving credit facility was not used during the thirty-nine weeks ended November 1, 2003. The Registrant generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

         Operating activities of continuing operations provided cash of $90 million for the thirty-nine weeks ended November 1, 2003 as compared with $189 million for the thirty-nine weeks ended November 2, 2002. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The decrease in cash from operations was primarily due to working capital changes and a $50 million contribution made by the Registrant to its U.S. qualified retirement plan in February 2003, in advance of ERISA funding requirements. These decreases were partially offset by increasing profitability from continuing operations. The decrease due to working capital resulted from a higher net cash outflow for merchandise inventories in the thirty-nine weeks ended November 1, 2003 as compared to the same period of the prior year. The Registrant increased its inventory position to accommodate the planned growth in Europe in addition to the increased requirements for the holiday selling season.

         Net cash used in investing activities of continuing operations of $106 million and $113 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, primarily reflected capital expenditures for store remodelings, new stores and lease acquisition costs. The Registrant currently anticipates capital expenditures of $150 million for 2003. Anticipated capital expenditures comprise $82 million for new store openings and modernizations of existing stores, $50 million for the development of information systems and other support facilities and lease acquisition costs of $18 million related to the Registrant's European operations. The Registrant has the ability to further revise and reschedule the anticipated capital expenditure program should the Registrant's financial position require it. Proceeds from the disposal of real estate of $6 million for the thirty-nine weeks ended November 2, 2002 primarily related to the condemnation of a part-owned and part-leased property in the second quarter of 2002. This real estate transaction resulted in a gain of $3 million, which was recorded in other income. Real estate proceeds during the current period were not material.

         Financing activities for the Registrant's continuing operations used cash of $21 million for the thirty-nine weeks ended November 1, 2003 as compared with cash used by financing activities of $32 million for the corresponding prior-year period. The Registrant repurchased $17 million of its 8.50% debentures due in 2022, during the thirty-nine weeks ended November 1, 2003. During the thirty-nine weeks ended November 2, 2002, the Registrant repaid the remaining $32 million of the $40 million 7.00% medium-term notes due in October 2002 and retired approximately $9 million of its 8.50% debentures. The Registrant declared and paid $0.03 per share dividends in each of the first three quarters of 2003 totaling $13 million for the thirty-nine week period. During each of the 2003 and 2002 year-to-date periods, the Registrant issued $9 million in common stock in connection with employee stock programs.

         Following the end of the quarter, the Registrant repurchased $2 million of its 8.50% debentures, bringing the total amount repurchased to date to $28 million. On November 19, 2003, the Registrant's Board of Directors declared a dividend of $0.06 per share on its common stock which will be payable on January 30, 2004 to shareholders of record on January 16, 2004. This is double the Registrant's previous dividend. Annual dividend payments are expected to amount to approximately $32 million per year. Management believes that operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Registrant's retirement plans, to fund quarterly dividend payments and to support the development of its short-term and long-term strategies.

         Net cash used in discontinued operations includes the change in assets and liabilities of the discontinued segments and disposition activity charged to the reserves for both periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Registrant adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Registrant may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Registrant recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. There were no additions recorded during the first quarter of 2003. Additional asset retirement obligations recorded during the second and third quarters of 2003 were not material. The amortization and accretion expenses recorded during these periods were also not material. Pro forma effects for the thirteen and thirty-nine weeks ended November 2, 2002, assuming adoption of SFAS No. 143 as of February 3, 2002, were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an impact on the Registrant's financial position and results of operations.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." The Interpretation introduces a new consolidation model, referred to as the variable interest model, which determines control and consolidation not based on who has the majority of voting ownership rights, but rather on who absorbs the majority of the potential variability in gains and losses of the entity being evaluated for consolidation. On October 9, 2003, a FASB Staff Position was issued in which the effective date of this statement was deferred to periods ending after December 15, 2003. The Registrant does not anticipate that the adoption of this statement will have a material effect on the Registrant's financial position or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Registrant expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock re-purchases, growth of the Registrant's business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's merchandise mix and retail locations, the Registrant's reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution, the presence of severe acute respiratory syndrome, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, and the ability of the Company to execute its business plans effectively with regard to each of its business units, including its plans for the marquee and launch footwear component of its business. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     (b) Reports on Form 8-K
         Form 8-K, dated August 7, 2003, under Items 7 and 12, reporting the Registrant's sales results for the second quarter of 2003.

         Form 8-K, dated August 21, 2003, under Items 7 and 12, reporting the Registrant's operating results for the second quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOOT LOCKER, INC.
                                                -------------------------------
                                                (Registrant)

Date: December 15, 2003

                                                /s/ Bruce L.Hartman
                                                -------------------------------
                                                BRUCE L. HARTMAN
                                                Executive Vice President
                                                and Chief Financial Officer

                                FOOT LOCKER, INC.
              INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
           AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601
   of Regulation S-K        Description
   -----------------        -----------
         10                 Restricted Stock Agreement with Matthew D. Serra
                            dated as of September 11, 2003.

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