Form 10-K
period 2004-01-31
FOOT LOCKER INC
filed 2004-04-05
CIK 850209

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2004

Commission file number 1-10299

FOOT LOCKER, INC.

(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3513936 (I.R.S. Employer Identification No.)

112 West 34th Street, New York, New York (Address of principal executive offices)	10120 (Zip Code)

Registrant’s telephone number, including area code:
(212) 720-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

See pages 60 through 63 for Index of Exhibits.

Number of shares of Common Stock outstanding at March 26, 2004:	144,761,434

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 1, 2003, was approximately:	$1,788,814,575	*

*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at August 1, 2003, include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the 2004 Annual Meeting of Shareholders: Parts III and IV.

PART I

Item 1.  Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating as of January 31, 2004, 3,610 primarily mall-based stores in North America, Europe and Australia. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant” or “Company.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website at www.footlocker-inc.com contains the Company’s Corporate Governance Guidelines, Committee Charters and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, NY 10120.

Information Regarding Business Segments and Geographic Areas

The financial information concerning business segments, divisions and geographic areas is contained under the “Business Overview” and “Segment Information” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding sales, operating results and identifiable assets of the Company by business segment and by geographic area is contained under the “Segment Information” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

The service marks and trademarks appearing on this page and elsewhere in this report (except for NFL, NBA, Nike, Amazon.com, Burger King, Popeye’s, The San Francisco Music Box Company and USOC) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 15,782 full-time and 24,516 part-time employees at January 31, 2004. The Company considers employee relations to be satisfactory.

Competition

The financial information concerning competition is contained under the “Business Risk” section in the “Financial Instruments and Risk Management” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Merchandise Purchases

The financial information concerning merchandise purchases is contained under the “Business Concentration” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the “Financial Instruments and Risk Management” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 2.  Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores and administrative and distribution facilities. Total selling area for the Athletic Stores segment at the end of 2003 was approximately 7.92 million square feet. These properties are primarily located in the United States, Canada and Europe.

The Company currently operates three distribution centers, of which one is owned and two are leased, occupying an aggregate of 1.88 million square feet. Two of the three distribution centers are located in the United States and one is in Europe. The Company also has one additional distribution center that is leased and sublet, occupying approximately 0.1 million square feet.

Item 3.  Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incident to the businesses of the Company, as well as litigation incident to the sale and disposition of businesses that have occurred in the past several years. Management does not believe that the outcome of such proceedings will have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 31, 2004.

Executive Officers of the Company

Information with respect to Executive Officers of the Company, as of April 5, 2004, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Matthew D. Serra
Executive Vice President and Chief Financial Officer	Bruce L. Hartman
President and Chief Executive Officer, Foot Locker, Inc. — U.S.A.	Richard T. Mina
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President — Chief Information Officer	Marc D. Katz
Senior Vice President — Strategic Planning	Lauren B. Peters
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President — Investor Relations and Treasurer	Peter D. Brown
Vice President and Chief Accounting Officer	Robert W. McHugh

Matthew D. Serra, age 59, has served as Chairman of the Board since February 1, 2004. He served as President since April 12, 2000 and Chief Executive Officer since March 4, 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

Bruce L. Hartman, age 50, has served as Executive Vice President since April 18, 2002 and Chief Financial Officer since February 27, 1999. He served as Senior Vice President from February 1999 to April 2002. Mr. Hartman served as Vice President-Corporate Shared Services from August 1998 to February 1999.

Richard T. Mina, age 47, has served as President and Chief Executive Officer of Foot Locker, Inc. — U.S.A. since February 2, 2003. He served as President and Chief Executive Officer of Champs Sports from April 1999 to February 1, 2003. He served as President of Foot Locker Europe from January 1996 to April 1999.

Gary M. Bahler, age 52, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 48, has served as Senior Vice President — Real Estate since February 2000 and President of Foot Locker Realty, North America from January 1997 to February 2000.

Marc D. Katz, age 39, has served as Senior Vice President — Chief Information Officer since May 12, 2003. Mr. Katz served as Vice President and Chief Information Officer from July 2002 to May 11, 2003 and as Vice President and Controller from April 2002 to July 2002. During the period of 1997 to 2002, he served in the following capacities at the Financial Services Center of Foot Locker Corporate Services: Vice President and Controller from July 2001 to April 2002; Controller from December 1999 to July 2001; and Retail Controller from October 1997 to December 1999.

Lauren B. Peters, age 42, has served as Senior Vice President — Strategic Planning since April 18, 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 17, 2002. She served as Vice President and Controller from August 1998 to January 2000.

Laurie J. Petrucci, age 45, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of Foot Locker Worldwide from March 2000 to April 2001. She served as Vice President of Organizational Development and Training of Foot Locker Worldwide from February 1999 to March 2000 and as Vice President — Human Resources of Foot Locker Canada from February 1997 to February 1999.

Peter D. Brown, age 49, has served as Vice President — Investor Relations and Treasurer since October 2001. Mr. Brown served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001. He served as Vice President and Chief Financial Officer of Lady Foot Locker from October 1999 to August 2000, and as Director of the Company’s Profit Improvement Task Force from November 1998 to October 1999.

Robert W. McHugh, age 45, has served as Vice President and Chief Accounting Officer since January 2000. He served as Vice President — Taxation from November 1997 to January 2000.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

Information regarding the Company’s market for common equity, quarterly high and low prices, dividend policy and stock exchange listings are contained in the “Shareholder Information and Market Prices” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 6.  Selected Financial Data

Selected financial data is included as the “Five Year Summary of Selected Financial Data” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically, Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, Inc., its direct-to-customers business. Through various marketing channels, including television campaigns and sponsorships of various sporting events, Foot Locker, Inc. reinforces its image with a consistent message; namely, that it is the destination store for athletic apparel and footwear with a wide selection of merchandise in a full-service environment.

Athletic Stores

The Company operates 3,610 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 2,088 stores are located in 16 countries including 1,448 in the United States, Puerto Rico, the United States Virgin Islands and Guam, 129 in Canada, 427 in Europe and a combined 84 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,600 selling square feet.

Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 584 stores are located in the United States and Puerto Rico and have an average of 1,200 selling square feet.

Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 357 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 581 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 3,900 selling square feet.

Store Profile

	At February 1, 2003	Opened	Closed	At January 31, 2004
Foot Locker	2,060	94	66	2,088
Lady Foot Locker	606	2	24	584
Kids Foot Locker	377	—	20	357
Champs Sports	582	17	18	581
Total Athletic Stores	3,625	113	128	3,610

Direct-to-Customers

Footlocker.com — Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and licensed private-label merchandise in the United States and provides the Company’s seven full-service e-commerce sites access to an integrated fulfillment and distribution system. The Company has an agreement with the National Football League as its official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. Footlocker.com designs, merchandises and fulfills the NFL’s official catalog (NFL Shop) and the e-commerce site linked to www.NFLshop.com. The Company has a strategic alliance to offer footwear and apparel on the Amazon.com website and the Foot Locker brands are featured in the Amazon.com specialty stores for apparel and accessories and sporting goods. During 2003, the Company entered into an arrangement with the NBA and Amazon.com whereby Foot Locker began to provide the fulfillment services for NBA licensed products sold over the Internet at NBAstore.com and the NBA store on Amazon.com. In addition, the Company also entered into a marketing agreement with the U.S. Olympic Committee (USOC) providing the Company with the exclusive rights to sell USOC licensed products through catalogs and via a new e-commerce site.

Sales by Segment

The following table summarizes sales by segment, after reclassification for businesses disposed. The disposition of all businesses previously held for disposal was completed by the end of 2001:

	2003	2002	2001
	(in millions)
Athletic Stores	$4,413	$4,160	$3,999
Direct-to-Customers	366	349	326
	4,779	4,509	4,325
Disposed(1)	—	—	54
	$4,779	$4,509	$4,379

Division Profit

The Company evaluates performance based on several factors, of which, the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense. The following table reconciles division profit by segment to income from continuing operations before income taxes.

	2003	2002	2001
	(in millions)
Athletic Stores	$363	$279	$283
Direct-to-Customers	53	40	24
Division profit from ongoing operations	416	319	307
Disposed(1)	—	—	(12)
Restructuring income (charges)(2)	(1)	2	(33)
Total division profit	415	321	262
Corporate expense(3)	(73)	(52)	(65)
Total operating profit	342	269	197
Non-operating income	—	3	2
Interest expense, net	(18)	(26)	(24)
Income from continuing operations before
income taxes	$324	$246	$175

(1)	Includes The San Francisco Music Box Company and Burger King and Popeye’s franchises.

(2)	Restructuring charges of $1 million and $33 million in 2003 and 2001, respectively, and restructuring income of $2 million in 2002 reflect the disposition of non-core businesses and an accelerated store-closing program.

(3)	2001 includes a $1 million restructuring charge related to the 1999 closure of a distribution center.

Sales

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. All comparable-store sales increases and decreases exclude the impact of foreign currency fluctuations.

Sales of $4,779 million in 2003 increased by 6.0 percent from sales of $4,509 million in 2002. Excluding the effect of foreign currency fluctuations, sales increased by 2.2 percent as compared with 2002, primarily as a result of the Company’s continuation of the new store opening program. Comparable-store sales decreased by 0.5 percent.

Sales of $4,509 million in 2002 increased 3.0 percent from sales of $4,379 million in 2001. Excluding sales from businesses disposed and the effect of foreign currency fluctuations, 2002 sales increased by 3.1 percent as compared with 2001 primarily as a result of the new store opening program. Comparable-store sales increased by 0.1 percent.

Gross Margin

Gross margin, as a percentage of sales, of 30.9 percent increased by 110 basis points in 2003 from 29.8 percent in 2002, primarily reflecting a decrease in the cost of merchandise, as a percentage of sales. Increased vendor allowances improved gross margin, as a percentage of sales, by 28 basis points, year over year.

Gross margin, as a percentage of sales, of 29.8 percent declined by 10 basis points in 2002 as compared with 29.9 percent in 2001, primarily resulting from the increase in the cost of merchandise, as a percentage of sales, due to increased markdown activity. The impact of the vendor allowances was an improvement in gross margin in 2002, as a percentage of sales, of 30 basis points as compared with 2001.

Segment Information

Athletic Stores

	2003	2002	2001
	(in millions)
Sales	$4,413	$4,160	$3,999
Division profit
Stores	$363	$279	$283
Restructuring income	—	1	—
Total division profit	$363	$280	$283
Sales as a percentage of consolidated total	92%	92%	92%
Number of stores at year end	3,610	3,625	3,590
Selling square footage (in millions)	7.92	8.04	7.94
Gross square footage (in millions)	13.14	13.22	13.14

Athletic Stores sales of $4,413 million increased 6.1 percent in 2003, as compared with $4,160 million in 2002. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 1.9 percent in 2003, driven by the Company’s new store opening program, particularly in Foot Locker Europe and Foot Locker Australia. Foot Locker Europe and Foot Locker Australia also continued to generate solid comparable-store sales increases. Total Athletic Stores comparable-store sales decreased by 0.9 percent in 2003.

Footwear sales in the U.S. were led by the classic category. Consumer demand for “retro” fashioned athletic footwear was also a primary driver of sales throughout 2003. The Company also benefited from exclusive offerings from its primary suppliers, such as the Nike 20 pack line in the latter part of 2003. Sales of private label and licensed product also contributed to the increase in sales, as consumer interest began to show improvement with the strengthening of the economy.

Comparable-store sales at Kids Foot Locker continually improved since the realignment under the Foot Locker U.S. management team in 2002. Kids Foot Locker’s sales, significantly improved during the fourth quarter of 2003, nearly reaching double-digit comparable-store sales.

Lady Foot Locker sales remained essentially unchanged in 2003 versus the prior year as this business continued to modify its merchandising mix to better suit its target customers. The Company closed a number of underperforming stores, focused on remodeling and relocating numerous stores and changed its merchandise assortment.

Athletic Stores sales of $4,160 million increased 4.0 percent in 2002, as compared with $3,999 million in 2001. The increase was in part due to the euro strengthening against the U.S. dollar in 2002, particularly in the third and fourth quarters. Excluding the effect of foreign currency fluctuations, sales from athletic store formats increased 2.8 percent in 2002, which was driven by the Company’s new store opening program, particularly in Foot Locker Europe and Champs Sports. Foot Locker Europe and Foot Locker Australia generated impressive comparable-store sales increases. Champs Sports also contributed a comparable-store sales increase. Total Athletic Stores comparable-store sales decreased by 0.4 percent in 2002.

The Foot Locker business in the United States, as a whole, showed disappointing sales during 2002. In the United States, both the basketball category as well as the trend in classic shoes led footwear sales across most formats, although certain higher-priced marquee footwear did not sell as well as anticipated in the first quarter of 2002. During the second quarter of 2002, the Company successfully moved its marquee footwear back in line with historical levels and re-focused its marquee footwear selection on products having a retail price of $90 to $120 per pair and made changes to the product assortment, which accommodated customer demands in the third quarter of 2002. Lower mall traffic resulted in disappointing sales during the fourth quarter of 2002. Sales, however, benefited from the apparel strategy led by merchandise in private label and licensed offerings.

Sales from the Lady Foot Locker and Kids Foot Locker formats were particularly disappointing in 2002. The Kids Foot Locker format, which had previously been managed in conjunction with Lady Foot Locker, was realigned and is currently being managed by the Foot Locker U.S. management team. Pursuant to SFAS No. 144, the Company performed an analysis of the recoverability of store long-lived assets for the Lady Foot Locker format during the third quarter of 2002 and for the Kids Foot Locker format during the fourth quarter of 2002 and recorded asset impairment charges of $1 million and $6 million, respectively.

Division profit from Athletic Stores increased by 30.1 percent to $363 million in 2003 from $279 million in 2002. Division profit, as a percentage of sales, increased to 8.2 percent in 2003 from 6.7 percent in 2002. The increase in 2003 was primarily driven by the overall improvement in the gross margin rate, as a result of better merchandise purchasing, as well as, increased vendor allowances which contributed 30 basis points to the overall improvement. Additionally, during 2002 the Company recorded $7 million of impairment charges for the Kids Foot Locker and Lady Foot Locker formats. Operating performance improved in the U.S. Foot Locker, Kids Foot Locker and international formats as compared with the prior year. Champs Sports and Lady Foot Locker remained relatively flat as compared with 2002. However, for the second half of 2003 the operating results of the Lady Foot Locker format improved considerably, as compared with the corresponding prior year period. Management expects this trend to continue.

Division profit from athletic store formats decreased 1.4 percent to $279 million in 2002 from $283 million in 2001. Division profit, as a percentage of sales, decreased to 6.7 percent in 2002 from 7.1 percent in 2001 primarily due to the increased operating expenses associated with the new store-opening program. The impact of no longer amortizing goodwill as a result of the Company’s adoption of SFAS No. 142 was a reduction of amortization expense of $2 million in 2002. Operating performance improved internationally but was more than offset by the decline in performance in the United States from the Foot Locker, Lady Foot Locker and Kids Foot Locker formats. Division profit included asset impairment charges of $1 million and $2 million in 2002 and 2001, respectively, for the Lady Foot Locker format. An asset impairment charge of $6 million was also recorded in 2002 related to the Kids Foot Locker format.

Direct-to-Customers

	2003	2002	2001
	(in millions)
Sales	$366	$349	$326
Division profit	$53	$40	$24
Sales as a percentage of consolidated total	8%	8%	7%

Direct-to-Customers sales increased 4.9 percent in 2003 to $366 million as compared with $349 million in 2002. Division profit, as a percentage of sales, in this quickly expanding division, is more profitable than the store business. The growth of the Internet business continued to drive sales in 2003. Internet sales increased by 32.6 percent to $191 million from $144 million in 2002. Catalog sales decreased by 14.6 percent to $175 million in 2003 from $205 million in 2002. Management believes that the decrease in catalog sales is substantially offset by the increase in Internet sales as the trend has continued for customers to browse and select products through its catalogs and then to make their purchases via the Internet. The Company continues to implement new initiatives to grow this business, including new marketing arrangements and strategic alliances with well-known third parties. During 2003, the Company extended its agreement with the NFL, entered into new alliance agreements with the NBA and the USOC and expanded its services through on-line specialty stores with Amazon.com. These agreements generally provide for the Company to merchandise, fulfill and manage the websites of these strategic partners.

Direct-to-Customers sales increased by 7.1 percent to $349 million in 2002 from $326 million in 2001. The Internet business continued to drive the sales growth in 2002. Internet sales increased by $44 million, or 44.0 percent, to $144 million in 2002 compared with $100 million in 2001. Catalog sales decreased 9.3 percent to $205 million in 2002 from $226 million in 2001. During 2002, the Company implemented many new initiatives designed to increase market share within the Internet arena. A new catalog website was launched that offers value-based products. The Company began to offer product customization to further differentiate its products from those of competitors, expanded on the existing relationship with the National Football League and, prior to the end of 2002, entered into a strategic alliance to offer footwear and apparel on the Amazon.com website. Foot Locker is a featured brand in the Amazon.com specialty store for apparel and accessories.

The Direct-to-Customers business generated division profit of $53 million in 2003, as compared with $40 million in 2002. The increase in division profit was primarily due to increased sales. Division profit, as a percentage of sales, increased to 14.5 percent in 2003 from 11.5 percent in 2002. Management anticipates that the sales and earnings of the integrated Internet and catalog business will continue to grow.

The Direct-to-Customers business generated division profit of $40 million in 2002 as compared with $24 million in 2001. Division profit, as a percentage of sales, increased to 11.5 percent in 2002 from 7.4 percent in 2001. The increase was primarily due to the increase in gross margin, reduced marketing costs and $5 million related to the impact of no longer amortizing goodwill as a result of the Company’s adoption of SFAS No. 142 in 2002.

All Other Businesses

The “All Other” category included Afterthoughts, The San Francisco Music Box Company (“SFMB”), the Burger King and Popeye’s franchises, Randy River Canada, Weekend Edition and the Garden Centers. The disposition of these businesses was completed by the end of 2001.

	2003	2002	2001
	(in millions)
Sales	$—	$—	$54
Division profit (loss)
Disposed	$—	$—	$(12)
Restructuring income (charges)	(1)	1	(33)
Total division profit (loss)	$(1)	$1	$(45)
Sales as a percentage of consolidated total	—%	—%	1%

In connection with the 1999 restructuring program, restructuring charges of $1 million and $33 million, were recorded in 2003 and 2001, respectively, related to the dispositions of the non-core businesses. The charge in 2003 was primarily related to the Company’s guarantee of the lease liabilities of the distribution center and certain stores of SFMB as a result of their filing for bankruptcy, while the restructuring charges of $33 million recorded in 2001 related to the disposition of SFMB and the Burger King and Popeye’s franchises. In 2002, a $1 million reduction was recorded due to actual amounts being better than anticipated.

The sale of SFMB was completed on November 13, 2001, for cash proceeds of approximately $14 million. In addition, on October 10, 2001, the Company completed the sale of assets related to its Burger King and Popeye’s franchises for cash proceeds of approximately $5 million.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items. Corporate expense included depreciation and amortization of $25 million in 2003, $26 million in 2002 and $28 million in 2001. The increase in corporate expense in 2003 was primarily related to increased compensation costs for incentive bonuses and increased restricted stock expense related to additional grants.

Corporate expense in 2002 declined compared with 2001 primarily reflecting decreased payroll expenses related to reductions in headcount. Corporate expense in 2002 was also reduced by a net foreign exchange gain of $4 million related to intercompany foreign currency denominated firm commitments.

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased by $59 million to $987 million in 2003, or by 6.4 percent, as compared with 2002. Excluding the effect of foreign currency fluctuations, primarily related to the euro, SG&A increased by 2.7 percent. The increases were related to additional payroll costs of $16 million in Europe, primarily as a result of new store openings and $12 million related to compensation costs for incentive bonuses due to the Company’s performance. Additionally, pension expense increased by $8 million due to the decline in plan asset values experienced in prior years, partially offset by a $4 million increase in the recognition of postretirement income and foreign exchange gain recorded in 2002. During 2002, the Company recorded asset impairment charges of $6 million and $1 million related to the Kids Foot Locker and Lady Foot Locker formats, respectively. SG&A as a percentage of sales remained relatively flat as compared with the corresponding prior year period.

SG&A increased by $5 million in 2002 to $928 million. The increase included $13 million related to new store openings, $11 million related to the impact of foreign currency fluctuations, primarily related to the euro, and $10 million related to increased pension costs. The increase in pension costs resulted from the decline in the retirement plans’ asset values experienced in prior years and the expected long-term rate of return used to determine the expense. These increases were partially offset by $29 million in the reduction in SG&A expenses related to the dispositions of SFMB and the Burger King and Popeye’s franchises during the third quarter of 2001, and a $3 million increase in income related to the postretirement plan. The increase in postretirement income of $3 million resulted from the amortization of the associated gains. SG&A, as a percentage of sales, decreased to 20.6 percent in 2002 from 21.1 percent in 2001. During 2002, the Company recorded asset impairment charges of $6 million and $1 million related to the Kids Foot Locker and Lady Foot Locker formats, respectively, compared with $2 million in 2001 for the Lady Foot Locker format. SG&A in 2002 was reduced by a net foreign exchange gain of $4 million related to intercompany foreign currency denominated firm commitments.

Depreciation and Amortization

Depreciation and amortization of $147 million decreased by 1.3 percent in 2003 from $149 million in 2002. Excluding the impact of foreign currency fluctuations, depreciation and amortization declined by $5 million. The decrease relates primarily to assets becoming fully depreciated for the U.S. Athletic stores, offset in part by an increase related to the European new stores.

Depreciation and amortization of $149 million decreased by 3.2 percent in 2002 from $154 million in 2001. The impact of no longer amortizing goodwill, as required by SFAS No. 142, which was adopted by the Company effective February 3, 2002, was $7 million and was partially offset by increased depreciation of $2 million associated with the new store opening program, primarily in Europe.

Interest Expense, Net

	2003	2002	2001
	(in millions)
Interest expense	$26	$33	$35
Interest income	(8)	(7)	(11)
Interest expense, net	$18	$26	$24
Weighted-average interest rate (excluding facility fees):
Short-term debt	—%	—%	6.0%
Long-term debt	6.1%	7.2%	7.4%
Total debt	6.1%	7.2%	7.4%
Short-term debt outstanding during the year:
High	$—	$—	$11
Weighted-average	$—	$—	$—

Interest expense of $26 million declined by 21.2 percent in 2003 from $33 million in 2002. Interest expense primarily related to the facility fees and amortization of the issuance costs for the credit facility, remained flat at $3 million. Interest expense related to long-term debt declined by $6 million primarily as a result of the $100 million of interest rate swaps that were outstanding during 2003. These interest rate swaps were entered into in order to convert the 8.50 percent fixed-rate debentures, which are due in 2022 to a lower variable rate. The Company entered into an interest rate swap agreement in December 2002 to convert $50 million of the 8.50 percent debentures to variable rate debt and subsequently entered into two additional swaps during 2003, totaling $50 million, which allowed the Company to lower the net amount of interest expense being paid at each interest payment date. The swaps reduced interest expense by approximately $4 million. The remaining decrease is a result of the lower debt balance as the Company repurchased $19 million of the 8.50 percent debentures in 2003 and $9 million in the latter part of 2002. Interest expense was further reduced as a result of the repayment of the remaining $32 million of the $40 million 7.00 percent medium-term notes that matured in October 2002.

Interest expense of $33 million declined by 5.7 percent in 2002 from $35 million in 2001. Interest expense related to the revolving credit facility decreased by $1 million primarily as a result of the amortization of deferred financing costs over the amended agreement term. Interest expense related to long-term debt also declined by $1 million. There was an increase of $3 million in interest expense in 2002 resulting from the issuance of the $150 million 5.50 percent convertible notes in June 2001. This increase was more than offset by the reduction in interest expense that resulted from the repayment of the remaining $32 million of the $40 million 7.00 percent medium-term notes in October 2002 and the interest expense in 2001 associated with the $50 million 6.98 percent medium-term notes that were repaid in October 2001.

Interest income related to cash and cash equivalents and other short-term investments amounted to $5 million in both 2003 and 2002. Additional interest income in 2003 of $2 million was generated through accretion of the Northern Group note to its present value and accrued interest income on the note, which was recorded during the fourth quarter of 2002. Interest income of $1 million and $2 million was related to tax refunds and settlements in 2003 and 2002, respectively.

Interest income related to cash and cash equivalents and other short-term investments amounted to $5 million in 2002 and $4 million in 2001. Interest income in both 2002 and 2001 included $2 million of interest income related to tax refunds and settlements. Also included was intercompany interest of $5 million in 2001 related to the Northern Group segment. The offsetting interest expense for the Northern Group was charged to the reserve for discontinued operations.

Income Taxes

The effective rate for 2003 was 35.5 percent, as compared with 34.2 percent in the prior year. The increased tax rate was primarily due to the Company recording tax benefits of $5 million in 2003 as compared to $9 million in 2002. In addition the rate increased due to a shift in taxable income by jurisdiction. During 2003, the Company recorded a $1 million tax benefit related to state tax law changes, a $2 million tax benefit related to a reduction in the valuation allowance for deferred tax assets related to a multi-state tax planning strategy, a $1 million tax benefit related to a reduction in the valuation allowance for foreign tax loss carryforwards and a tax benefit of $1 million related to the settlement of tax examinations.

The effective rate for 2002 was 34.2 percent. The Company recorded a tax benefit during 2002 of $5 million related to a multi-state tax planning strategy, a $1 million tax benefit related to settlement of tax examinations, a $2 million benefit related to the reduction in the valuation allowance for deferred tax assets related to foreign tax credits and a $1 million benefit related to international tax planning strategies. The combined effect of these items, in addition to higher earnings in lower tax jurisdictions and the utilization of tax loss carryforwards reduced the effective tax rate.

In 2001, the effective tax rate was 36.6 percent. The Company recorded a tax benefit during 2001 of $7 million related to state and local income tax settlements, partially offset by a $2 million charge from the impact of Canadian tax rate reductions on existing deferred tax assets. The combined effect of these items, in addition to higher earnings in lower tax jurisdictions and the utilization of tax loss carryforwards were offset, in part, by the impact of non-deductible goodwill which reduced the effective tax rate.

Liquidity and Capital Resources

Cash Flow and Liquidity

Generally, the Company’s primary source of cash has been from operations. The Company has a revolving credit facility, which was amended on July 30, 2003. As a result of the amendment, the credit facility was increased by $10 million to $200 million and the maturity date was extended to July 2006 from June 2004. The amendment also provided for a lower pricing structure and increased covenant flexibility. Other than $24 million utilized for stand-by letter of credit requirements, this revolving credit facility was not used during 2003. In 2001, the Company raised $150 million in cash through the issuance of subordinated convertible notes. The Company may redeem all or a portion of the notes at any time on or after June 4, 2004. If the Company were to exercise its option, the Company anticipates that the holders of the notes would convert to common stock, provided that the Company’s common stock price at that time exceeds the conversion price of $15.806; however, the holders of the notes may elect to receive cash at the then applicable conversion premium. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Company’s retirement plans, to fund quarterly dividend payments, and support the development of its short-term and long-term operating strategies. The Company contributed an additional $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004. The U.S. contribution was made in advance of ERISA requirements. Planned capital expenditures for 2004 are $141 million, of which $97 million relates to new store openings and modernizations of existing stores and $44 million reflects the development of information systems and other support facilities. In addition, planned lease acquisition costs are $24 million and primarily relate to the Company’s operations in Europe. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

Any materially adverse reaction to customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases (and on one key vendor for approximately 40 percent of its merchandise purchases), risks associated with foreign global sourcing or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Operating activities of continuing operations provided cash of $264 million in 2003 as compared with $347 million in 2002. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The decrease was primarily the result of a $50 million pension contribution and working capital usage, partially offset by increased income from continuing operations. Income from continuing operations increased by $54 million in 2003. Working capital usage included higher net cash outflow for merchandise inventories in 2003 as compared with 2002 and the Company increased its inventory position to accommodate anticipated sales in 2004. The decrease in income taxes payable was attributable to increased payments made during 2003. The Company received a refund of tax and interest of $13 million during the fourth quarter of 2003.

Operating activities of continuing operations provided cash of $347 million in 2002 compared with $204 million in 2001. The increase in cashflow from operations of $143 million in 2002 was primarily due to improved operating performance and was also related to working capital changes primarily related to merchandise inventories, offset by the related payables and income taxes payable. During the third quarter of 2002, the Company recorded a current receivable of approximately $45 million related to a Federal income tax refund and subsequently received the cash during the fourth quarter. Payments charged to the repositioning and restructuring reserves were $3 million in 2002 compared with $62 million in 2001.

Net cash used in investing activities of the Company’s continuing operations was $159 million in 2003 compared with $162 million in 2002. Capital expenditures of $144 million in 2003 and $150 million in 2002 primarily related to store remodelings and new stores. Lease acquisition costs, primarily related to the process of securing and extending prime lease locations for real estate in Europe, were $15 million and $18 million in 2003 and 2002, respectively. Proceeds from the disposal of real estate of $6 million in 2002 primarily related to the condemnation of a part-owned and part-leased property. This real estate transaction resulted in a gain of $3 million, which was recorded in other income.

Net cash used in investing activities of continuing operations was $162 million in 2002 compared with $116 million in 2001. The change was due to a $34 million increase in capital expenditures in 2002 related to store remodelings and new stores. Lease acquisition costs were $18 million and $20 million in 2002 and 2001, respectively. Proceeds from sales of real estate and other assets and investments were $6 million in 2002 compared with $20 million in 2001. Proceeds from the condemnation of the Company’s part-owned and part-leased property contributed $6 million of cash received in 2002. Proceeds from the sales of The San Francisco Music Box Company and the Burger King and Popeye’s franchises contributed $14 million and $5 million in cash, respectively, in 2001.

Net cash used in financing activities of continuing operations was $13 million in 2003 compared with $36 million in 2002. The Company repurchased $19 million of its 8.50 percent debentures that are due in 2022 during 2003. During 2002, the Company repaid the remaining $32 million of the $40 million 7.00 percent medium-term notes due in October 2002 and retired approximately $9 million of its 8.50 percent debentures. The Company declared and paid a $0.03 per share dividend in each of the first three quarters and a $0.06 per share dividend in the fourth quarter of 2003, totaling $21 million for the year. During 2002, the Company declared and paid a dividend during the fourth quarter of $0.03 per share totaling $4 million. During 2003 and 2002, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $27 million and $10 million, respectively.

Net cash used in financing activities of the Company’s continuing operations was $36 million in 2002 as compared with $89 million of cash provided by financing activities of continuing operations in 2001. The change in 2002 compared with 2001 was primarily due to the issuance of $150 million of convertible notes on June 8, 2001, which was partially offset by the repayment of the $50 million 6.98 percent medium-term notes that matured in October 2001 and the repurchase and retirement of $8 million of the $40 million 7.00 percent medium-term notes. During 2002, the Company repaid the balance of the $40 million 7.00 percent medium-term notes that were due in October 2002 and $9 million of the $200 million of debentures due in 2022. There were no outstanding borrowings under the Company’s revolving credit agreement as of February 1, 2003 and February 2, 2002. During 2002, the Company declared and paid a $0.03 per share dividend during the fourth quarter of $4 million.

Net cash provided by and used in discontinued operations includes the loss from discontinued operations, the change in assets and liabilities of the discontinued segments and disposition activity related to the reserves. In 2003, net cash provided by discontinued operations was $7 million and primarily related to an income tax benefit of $21 million offset by payments against the reserves of $13 million. In 2002 and 2001, discontinued operations utilized cash of $10 million and $75 million, respectively, which consisted of payments for the Northern Group’s operations and disposition activity related to the other discontinued segments.

Capital Structure

As of January 31, 2004, the Company increased cash, net of debt and capital lease obligations, to $112 million. In 2003, the Company repurchased $19 million of the 8.50 percent debentures due in 2022. The Company declared and paid dividends totaling $21 million during 2003. The Company’s revolving credit facility was amended in 2003 to increase the available line of credit by $10 million to $200 million and lengthened the term to July 2006. The amended agreement includes various restrictive financial covenants with which the Company was in compliance on January 31, 2004. The Company made a $50 million contribution to its U.S. qualified retirement plan in February 2003, in advance of ERISA requirements.

The Company reduced debt and capital lease obligations, net of cash and cash equivalents, to zero at February 1, 2003, from $184 million at February 2, 2002. In 2002, the Company repaid the remaining $32 million of the $40 million 7.00 percent medium-term notes that were payable in October 2002 and repurchased and retired $9 million of the $200 million 8.50 percent notes due in 2022, contributing to the reduction of debt and capital lease obligations. During the fourth quarter of 2002, the Board of Directors initiated the Company’s dividend program and declared and paid a dividend of $0.03 per share.

During 2001, the Company issued $150 million of subordinated convertible notes due in 2008 and simultaneously amended its $300 million revolving credit agreement to a reduced $190 million three-year facility. The subordinated convertible notes bear interest at 5.50 percent and are convertible into the Company’s common stock at the option of the holder, at a conversion price of $15.806 per share. The net proceeds of the offering are being used for working capital and general corporate purposes and to reduce reliance on bank financing.

Credit Rating

The Company’s credit rating from Standard & Poor’s is BB+. On February 26, 2004, Moody’s Investors Service’s increased the Company’s credit rating to Ba1 citing that “the upgrade was based on the Company’s considerable progress in improving profit margins, free cash flow and credit metrics despite shifts in consumer preferences and a challenging retail environment.” The Company is working toward attaining an investment grade rating from both agencies.

Debt Capitalization

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments. These commitments are the primary financing vehicle used to fund store expansion. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases, and excludes the effect of an interest rate swap of $1 million that reduced long-term debt at January 31, 2004:

	2003	2002
	(in millions)
Cash and cash equivalents, net of debt and capital lease obligations	$112	$—
Present value of operating leases	1,683	1,571
Total net debt	1,571	1,571
Shareholders’ equity	1,375	1,110
Total capitalization	$2,946	$2,681
Net debt capitalization percent	53.3%	58.6%
Net debt capitalization percent without operating leases	—%	—%

Excluding the present value of operating leases, the Company increased cash and cash equivalents, net of debt and capital lease obligations to $112 million at January 31, 2004 from zero at February 1, 2003. The Company reduced debt and capital lease obligations by $21 million while increasing cash and cash equivalents by $91 million. These improvements were offset by an increase of $112 million in the present value of operating leases for additional leases entered into or renewals during 2003, resulting in no change to total net debt.

Including the present value of operating leases, the Company’s net debt capitalization percent improved 5.3 percentage points in 2003. Total capitalization improved by $265 million in 2003, which was attributable to an increase in shareholders’ equity. The increase in shareholders’ equity relates primarily to net income of $207 million in 2003, an increase of $31 million in the foreign exchange currency translation adjustment, primarily related to the increase in the euro, and a reduction of $16 million to the minimum liability for the Company’s pension plans. The reduction in the minimum liability was a result of an improvement in the plans’ asset performance coupled with a $50 million contribution made in February 2003, offset by a 60 basis point decrease in the discount rate used to value the benefit obligations. The Company contributed an additional $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004. The U.S. contribution was made in advance of ERISA requirements.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of January 31, 2004:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(in millions)
Long-term debt(1)	$321	$—	$—	$150	$171
Operating leases	2,366	387	693	533	753
Capital lease obligations	14	—	—	14	—
Other long-term liabilities(2)	—	—	—	—	—
Total contractual cash obligations	$2,701	$387	$693	$697	$924

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(in millions)
Line of credit	$176	$—	$176	$—	$—
Stand-by letters of credit	24	—	24	—	—
Purchase commitments(3)	1,377	1,377	—	—	—
Other(4)	56	6	19	27	4
Total commercial commitments	$1,633	$1,383	$219	$27	$4

(1)	The Company raised $150 million in cash through the issuance of subordinated convertible notes in 2001. The Company may redeem all or a portion of the notes at any time on or after June 4, 2004. If the Company exercises its option, the Company anticipates that the holders of the notes will convert to common stock, provided that the Company’s common stock price at that time exceeds the conversion price of $15.806; however, holders may elect to receive cash at the then applicable conversion premium.

(2)	The Company’s other liabilities in the Consolidated Balance Sheet as of January 31, 2004 primarily include pension and postretirement benefits, deferred taxes, workers’ compensation and general liability reserves and various other sundry accruals. These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information on the balance sheet caption is included in the “Other Liabilities” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(3)	Represents open purchase orders at January 31, 2004. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors, in response to shifts in consumer preferences. Commitments associated with non-inventory services are not significant and have also been excluded.

(4)	Represents minimum payments required by merchandising and sales agreements.

The Company does not have any off-balance sheet financing, (other than operating leases entered into in the normal course of business and disclosed above) or unconsolidated special purpose entities. The Company’s policy prohibits the use of leveraged derivatives or derivatives for trading purposes.

In connection with the sale of various businesses and assets, the Company may be obligated for certain lease commitments transferred to third parties and pursuant to certain normal representations, warranties, or indemnifications entered into with the purchasers of such businesses or assets. Although the maximum potential amounts for such obligations cannot be readily determined, management believes that the resolution of such contingencies will not significantly affect the Company’s consolidated financial position, liquidity, or results of operations. The Company is also operating certain stores for which lease agreements are in the process of being negotiated with landlords. Although there is no contractual commitment to make these payments, it is likely that leases will be executed.

Critical Accounting Policies

Management’s responsibility for integrity and objectivity in the preparation and presentation of the Company’s financial statements requires diligent application of appropriate accounting policies. Generally, the Company’s accounting policies and methods are those specifically required by accounting principles generally accepted in the United States of America (“GAAP”). Included in the “Summary of Significant Accounting Policies” footnote in Item 8. “Consolidated Financial Statements and Supplementary Data” is a summary of the Company’s most significant accounting policies. In some cases, management is required to calculate amounts based on estimates for matters that are inherently uncertain. The Company believes the following to be the most critical of those accounting policies that necessitate subjective judgments.

Merchandise Inventories

Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. The retail inventory method (“RIM”) is commonly used by retail companies to value inventories at cost and calculate gross margins by applying a cost-to-retail percentage to the retail value of inventories. The RIM is a system of averages that requires management’s estimates and assumptions regarding markups, markdowns and shrink, among others, and as such, could result in distortions of inventory amounts. Judgment is required to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. Management believes this method and its related assumptions, which have been consistently applied, to be reasonable.

Vendor Allowances

In the normal course of business, the Company receives allowances from its vendors for markdowns previously taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. The Company has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 10 basis points to the 2003 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Such cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expense is incurred. Income received that is in excess of specific, incremental and identifiable costs incurred to date is recognized as a reduction to the cost of merchandise as the merchandise is sold. Cooperative income amounted to approximately 24 percent of total advertising costs and approximately 8 percent of catalog costs in 2003.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, which the Company adopted in 2002, the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. The calculation of fair value of long-lived assets is based on estimated expected discounted future cash flows by store, which is generally measured by discounting the expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results. Long-lived tangible assets and intangible assets with finite lives primarily include property and equipment and intangible lease acquisition costs.

The Company is required to perform an impairment review of its goodwill, at least annually. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The fair value of each of the Company’s reporting units exceeded its carrying value as of February 2, 2003. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit, which requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold.

Pension and Postretirement Liabilities

The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trends, among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2003, as disclosed in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable. The expected long-term rate of return on invested plan assets is a component of pension expense and the rate is based on the plans’ weighted-average target asset allocation of 64 percent equity securities and 36 percent fixed income investments, as well as historical and future expected performance of those assets. The Company’s common stock represented approximately two percent of the total pension plans’ assets at January 31, 2004. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2003 pension expense by approximately $2.5 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and amortized into the plans’ performance over time. An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate is selected with reference to the long-term corporate bond yield. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of January 31, 2004 of the pension and postretirement plans by approximately $30 million and approximately $0.6 million, respectively. Such a decrease would not have significantly changed 2003 pension expense or postretirement income. There is limited risk to the Company for increases in healthcare costs related to the postretirement plan as new retirees have assumed the full expected costs and existing retirees have assumed all increases in such costs since the beginning of fiscal year 2001. The additional minimum liability included in shareholders’ equity at January 31, 2004 for the pension plans represented the amount by which the accumulated benefit obligation exceeded the fair market value of the plan assets. The Company was able to reduce the additional minimum liability by $16 million during 2003 to reflect the better performance of the plans’ assets as well as a $50 million contribution made in February 2003.

The Company expects to record postretirement income of approximately $13 million and pension expense of approximately $18 million in 2004. Pension expense would be $22 million in 2004 had the Company not made the $44 million contribution to its U.S. qualified retirement plan and the $6 million required contribution to its Canadian qualified retirement plan.

Discontinued, Repositioning and Restructuring Reserves

The Company exited four business segments as part of its discontinuation and restructuring programs. The final discontinued segment and disposition of the restructured businesses were completed in 2001. In order to identify and calculate the associated costs to exit these businesses, management made assumptions regarding estimates of future liabilities for operating leases and other contractual agreements, the net realizable value of assets held for sale or disposal and the fair value of non-cash consideration received. The Company has settled the majority of these liabilities and the remaining activity relates to the disposition of the residual lease liabilities.

As a result of achieving divestiture accounting in the fourth quarter of 2002, the Northern Group note was recorded at its fair value. The Company is required to review the collectibility of the note based upon various criteria such as the credit-worthiness of the issuer or a delay in payment of the principal or interest. Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations.

The remaining discontinued reserve balances at January 31, 2004 totaled $19 million of which $8 million is expected to be utilized within the next twelve months. The remaining repositioning and restructuring reserves totaled $3 million at January 31, 2004, whereby $1 million is expected to be utilized within the next twelve months.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2003 would have resulted in a $6 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Business Concentration

In 2003, the Company purchased approximately 73 percent of its merchandise from five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Of that amount, approximately 40 percent was purchased from one vendor — Nike, Inc. (“Nike”) — and 14 percent from another. During 2003, Nike purchases were lower than historical levels, however, in the latter part of 2003, the Company increased its purchases and anticipates that by the end of 2004, the percentage of Nike purchases will have returned to historical levels. While the Company generally considers its relationships with its vendors to be satisfactory, given the significant concentration of its purchases from a few key vendors, its access to merchandise that it considers appropriate for its stores, catalogs, and on-line retail sites may be subject to the policies and practices of key vendors.

Disclosure Regarding Forward-Looking Statements

This report, including the Shareholders’ Letter, contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors, including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor for approximately 40 percent of its merchandise purchases), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution, the presence of severe acute respiratory syndrome, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, and the ability of the Company to execute its business plans effectively with regard to each of its business units, including its plans for marquee and launch footwear component of its business. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding interest rate risk management and foreign exchange risk management is included in the “Financial Instruments and Risk Management” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8.  Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT

The integrity and objectivity of the financial statements and other financial information presented in this annual report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include, when necessary, amounts based on the best estimates and judgments of management.

The Company maintains a system of internal controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management’s authorization and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions. The Company also maintains an internal audit function to assist management in evaluating and formally reporting on the adequacy and effectiveness of internal accounting controls, policies and procedures.

The Company’s financial statements have been audited by KPMG LLP, the Company’s independent auditors, whose report expresses their opinion with respect to the fairness of the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of independent non-management directors who are not officers or employees of the Company, meets regularly with the Company’s management, internal auditors, legal counsel and KPMG LLP to review the activities of each group and to satisfy itself that each is properly discharging its responsibility. In addition, the Audit Committee meets on a periodic basis with KPMG LLP, without management’s presence, to discuss the audit of the financial statements as well as other auditing and financial reporting matters. The Company’s internal auditors and independent auditors have direct access to the Audit Committee.

MATTHEW D. SERRA,
 Chairman of the Board,
        President and
Chief Executive Officer

     BRUCE L. HARTMAN,
Executive Vice President and
      Chief Financial Officer

April 1, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of Foot Locker, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and certain other intangible assets.

New York, New York
March 2, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	2003	2002	2001
	(in millions, except per share amounts)
Sales	$4,779	$4,509	$4,379
Costs and expenses
Cost of sales	3,302	3,165	3,071
Selling, general and administrative expenses	987	928	923
Depreciation and amortization	147	149	154
Restructuring charges (income)	1	(2)	34
Interest expense, net	18	26	24
	4,455	4,266	4,206
Other income	—	(3)	(2)
	4,455	4,263	4,204
Income from continuing operations before income taxes	324	246	175
Income tax expense	115	84	64
Income from continuing operations	209	162	111

Loss on disposal of discontinued operations, net of income tax benefit of $4, $2, and $—, respectively	(1)	(9)	(19)

Cumulative effect of accounting change, net of income tax benefit of $—	(1)	—	—

Net income	$207	$153	$92

Basic earnings per share:
Income from continuing operations	$1.47	$1.15	$0.79
Loss from discontinued operations	(0.01)	(0.06)	(0.13)
Cumulative effect of accounting change	—	—	—
Net income	$1.46	$1.09	$0.66

Diluted earnings per share:
Income from continuing operations	$1.40	$1.10	$0.77
Loss from discontinued operations	(0.01)	(0.05)	(0.13)
Cumulative effect of accounting change	—	—	—
Net income	$1.39	$1.05	$0.64

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2003	2002	2001
	(in millions)
Net income	$207	$153	$92
Other comprehensive income (loss), net of tax

Foreign currency translation adjustment:
Translation adjustment arising during the period	31	38	(12)

Cash flow hedges:
Cumulative effect of accounting change, net of income tax expense of $1	—	—	1
Change in fair value of derivatives, net of income tax	—	—	—
Reclassification adjustments, net of income tax benefit of $1	(1)	—	(1)
Net change in cash flow hedges	(1)	—	—

Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense (benefit) of $10, $(56) and $(71), respectively	16	(83)	(115)
Comprehensive income (loss)	$253	$108	$(35)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2003	2002
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$448	$357
Merchandise inventories	920	835
Assets of discontinued operations	2	2
Other current assets	149	90
	1,519	1,284

Property and equipment, net	644	636
Deferred taxes	194	240
Goodwill	136	136
Intangible assets, net	96	80
Other assets	100	110
	$2,689	$2,486
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$234	$251
Accrued liabilities	300	296
Liabilities of discontinued operations	2	3
Current portion of repositioning and restructuring reserves	1	3
Current portion of reserve for discontinued operations	8	18
Current portion of long-term debt and obligations under capital leases	—	1
	545	572

Long-term debt and obligations under capital leases	335	356
Other liabilities	434	448
Total liabilities	1,314	1,376

Shareholders’ equity	1,375	1,110
	$2,689	$2,486

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	141,180	$378	139,981	$363	138,691	$351
Restricted stock issued under stock option and award plans	845	—	60	—	210	(2)
Forfeitures of restricted stock	—	1	—	1	—	1
Amortization of stock issued under restricted stock option plans	—	4	—	2	—	2
Issued under director and employee stock plans, net of tax	1,984	28	1,139	12	1,080	11
Issued at end of year	144,009	411	141,180	378	139,981	363
Common stock in treasury at beginning of year	(105)	(1)	(70)	—	(200)	(2)
Reissued under employee stock plans	152	1	—	—	192	1
Restricted stock issued under stock option and award plans	—	—	30	—	210	2
Forfeitures of restricted stock	(80)	(1)	(60)	(1)	(270)	(1)
Exchange of options	(24)	—	(5)	—	(2)	—
Common stock in treasury at end of year	(57)	(1)	(105)	(1)	(70)	—
	143,952	410	141,075	377	139,911	363
Retained Earnings
Balance at beginning of year		946		797		705
Net income		207		153		92
Cash dividends declared on common stock $0.15, $0.03 and $— per share, respectively		(21)		(4)		—
Balance at end of year		1,132		946		797
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		(15)		(53)		(41)
Translation adjustment arising during the period		31		38		(12)
Balance at end of year		16		(15)		(53)
Cash Flow Hedges
Balance at beginning of year		—		—		—
Change during year, net of tax		(1)		—		—
Balance at end of year		(1)		—		—
Minimum Pension Liability Adjustment
Balance at beginning of year		(198)		(115)		—
Change during year, net of tax		16		(83)		(115)
Balance at end of year		(182)		(198)		(115)
Total Accumulated Other Comprehensive Loss		(167)		(213)		(168)
Total Shareholders’ Equity		$1,375		$1,110		$992

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(in millions)
From Operating Activities
Net income	$207	$153	$92
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss on disposal of discontinued operations, net of tax	1	9	19
Restructuring charges (income)	1	(2)	34
Cumulative effect of accounting change, net of tax	1	—	—
Depreciation and amortization	147	149	154
Impairment of long-lived assets	—	7	2
Restricted stock compensation expense	4	2	2
Tax benefit on stock compensation	2	2	2
Gains on sales of real estate and assets	—	(3)	(2)
Deferred income taxes	(5)	38	38
Change in assets and liabilities, net of dispositions:
Merchandise inventories	(63)	(22)	(69)
Accounts payable and other accruals	(17)	(22)	9
Repositioning and restructuring reserves	(1)	(3)	(62)
Pension contribution	(50)	—	—
Income taxes	9	42	(45)
Other, net	28	(3)	30
Net cash provided by operating activities of continuing operations	264	347	204
From Investing Activities
Proceeds from sales of real estate and assets	—	6	20
Lease acquisition costs	(15)	(18)	(20)
Capital expenditures	(144)	(150)	(116)
Net cash used in investing activities of continuing operations	(159)	(162)	(116)
From Financing Activities
Issuance of convertible long-term debt	—	—	150
Debt issuance costs	—	—	(8)
Reduction in long-term debt	(19)	(41)	(58)
Reduction in capital lease obligations	—	(1)	(4)
Dividends paid on common stock	(21)	(4)	—
Issuance of common stock	27	10	9
Net cash (used in) provided by financing activities of continuing operations	(13)	(36)	89
Net Cash Provided by (Used in) Discontinued Operations	7	(10)	(75)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	(8)	3	4
Net Change in Cash and Cash Equivalents	91	142	106
Cash and Cash Equivalents at Beginning of Year	357	215	109
Cash and Cash Equivalents at End of Year	$448	$357	$215
Cash Paid During the Year:
Interest	$25	$27	$36
Income taxes	$77	$39	$35

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries (the “Company”), all of which are wholly-owned. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2003, 2002 and 2001 represented the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Revenue from retail store sales is recognized when the product is delivered to customers. Retail sales include merchandise, net of returns and exclude all taxes. The Company recognizes revenue, including layaway sales, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. Revenue from Internet and catalog sales is recognized when the product is shipped to customers. Sales include shipping and handling fees for all periods presented.

Store Pre-Opening and Closing Costs

Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less the fair market value of sublease rental income, is provided for once the store ceases to be used, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company adopted in 2002.

Advertising Costs

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising income earned for the launch and promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated expense is incurred. Advertising costs as a component of selling, general and administrative expenses of $74.1 million in 2003, $73.8 million in 2002 and $79.7 million in 2001, net of reimbursements for cooperative advertising of $23.4 million in 2003, $15.4 million in 2002 and $8.8 million in 2001. Income recognized in excess of expenses incurred related to specific, incremental advertising during 2003 was recorded in accordance with EITF 02-16, which was applied as a reduction to the cost of merchandise as the merchandise was sold.

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period to each catalog, generally 60 days. Cooperative income earned for the promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Catalog costs as a component of selling, general and administrative expenses of $38.9 million in 2003, $39.0 million in 2002 and $37.7 million in 2001 were net of cooperative reimbursements of $3.5 million in 2003, $2.9 million in 2002 and $2.3 million in 2001. Prepaid catalog costs totaled $2.9 million and $3.5 million at January 31, 2004 and February 1, 2003, respectively.

Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of convertible long-term debt. The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share for continuing operations.

	2003	2002	2001
	(in millions)
Income from continuing operations	$209	$162	$111
Effect of Dilution:
Convertible debt	5	5	3
Income from continuing operations assuming dilution	$214	$167	$114
Weighted-average common shares outstanding	141.6	140.7	139.4
Effect of Dilution:
Stock options and awards	1.8	0.6	1.3
Convertible debt	9.5	9.5	6.2
Weighted-average common shares outstanding assuming dilution	152.9	150.8	146.9

Options to purchase 3.6 million, 6.8 million and 3.1 million shares of common stock for the years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation by applying APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with APB No. 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1994 Stock Purchase Plan. The plan, which is compensatory as defined in SFAS No. 123, is non-compensatory as defined in APB No. 25. SFAS No. 123 requires disclosure of the impact on earnings per share if the fair value method of accounting for stock-based compensation is applied for companies electing to continue to account for stock-based plans under APB No. 25. Accounting for the Company’s stock-based compensation during the three-year period ended January 31, 2004, in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

	2003	2002	2001
	(in millions, except per share amounts)
Net income:
As reported	$207	$153	$92
Compensation expense included in reported net income, net of income tax benefit	2	1	1
Total compensation expense under fair value method for all awards, net of income tax benefit	(7)	(6)	(7)
Pro forma	$202	$148	$86
Basic earnings per share:
As reported	$1.46	$1.09	$0.66
Pro forma	$1.43	$1.05	$0.62
Diluted earnings per share:
As reported	$1.39	$1.05	$0.64
Pro forma	$1.36	$1.02	$0.61

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” which was issued in December 2002, provides alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure of the pro forma impact on earnings per share. The disclosure portion of the statement was adopted in 2002. On April 22, 2003, the FASB determined that fair value of stock-based compensation should be recognized as a cost in the financial statements. On March 31, 2004, the FASB issued an exposure draft that provides for a comment period, which ends June 30, 2004. The proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company has not yet determined the impact of this statement on its consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at January 31, 2004 and February 1, 2003 were $388 million and $297 million, respectively.

Merchandise Inventories and Cost of Sales

Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. Merchandise inventories of the Direct-to-Customers business are valued at FIFO cost. Transportation, distribution center and sourcing costs are capitalized in merchandise inventories.

Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged product returns, markdown allowances and volume rebates as well as cooperative advertising income received in excess of specific, incremental advertising expenses.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: 25 to 45 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 8 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $55.4 million at January 31, 2004 and $63.0 million at February 1, 2003.

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Company may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Company recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. Additional asset retirement obligations recorded during 2003 were approximately $1 million. Accretion and amortization expense recorded during 2003 were not material. The pro forma effects of the asset retirement liability assuming adoption of SFAS No. 143 as of February 3, 2002 were not material to the liability, the net earnings or the per share amounts, and therefore, have not been presented.

Recoverability of Long-Lived Assets

Effective as of the beginning of 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which superseded SFAS No. 121. In accordance with SFAS No. 144, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

Goodwill and Intangible Assets

In 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit, which was determined using a combination of market and discounted cash flow approach, exceeded the carrying value of each respective reporting unit.

Previously, goodwill was amortized on a straight-line basis over 20 years for acquisitions after 1995 and over 40 years prior to 1995. The following would have resulted had the provisions of the new standards been applied for 2001:

2001
(in millions, except per share amounts)
Income from continuing operations:
As reported	$111
Pro forma	$118
Basic earnings per share:
As reported	$0.79
Pro forma	$0.84
Diluted earnings per share:
As reported	$0.77
Pro forma	$0.82

Separable intangible assets that are deemed to have finite lives will continue to be amortized over their estimated useful lives (but with no maximum life). Intangible assets with finite lives primarily reflect lease acquisition costs and are amortized over the lease term.

Derivative Financial Instruments

All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income (loss) and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility. The adoption of SFAS No. 133 in 2001 did not have a material impact on the Company’s consolidated earnings and reduced accumulated other comprehensive loss by approximately $1 million.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, and other current receivables and payables approximate fair value due to the short-term maturities of these assets and liabilities. Quoted market prices of the same or similar instruments are used to determine fair value of long-term debt and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term investments and notes receivable if quoted market prices on these instruments are unavailable.

Income Taxes

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A taxing authority may challenge positions that the Company has adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax position for such transactions and records reserves for those differences.

Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $14.0 million and $16.1 million at January 31, 2004 and February 1, 2003, respectively. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was $1 million in 2003 and $2 million in both 2002 and 2001.

Foreign Currency Translation

The functional currency of the Company’s international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders’ equity.

Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. In addition, the adoption of SFAS No. 144 in 2002, which also supersedes the accounting and reporting requirements of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events,” required balance sheet reclassifications for the presentation of discontinued operations and other long-lived assets held for disposal.

Recent Accounting Pronouncements

Several recent accounting pronouncements not previously discussed herein became effective during 2003. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The adopted pronouncements were as follows:

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”

2    Discontinued Operations

On January 23, 2001, the Company announced that it was exiting its 694 store Northern Group segment. The Company recorded a charge to earnings of $252 million before-tax, or $294 million after-tax, in 2000 for the loss on disposal of the segment. Major components of the charge included expected cash outlays for lease buyouts and real estate disposition costs of $68 million, severance and personnel related costs of $23 million and operating losses and other exit costs from the measurement date through the expected date of disposal of $24 million. Non-cash charges included the realization of a $118 million currency translation loss, resulting from the movement in the Canadian dollar during the period the Company held its investment in the segment and asset write-offs of $19 million. The Company also recorded a tax benefit for the liquidation of the Northern U.S. stores of $42 million, which was offset by a valuation allowance of $84 million to reduce the deferred tax assets related to the Canadian operations to an amount that is more likely than not to be realized.

In the first quarter of 2001, the Company recorded a tax benefit of $5 million as a result of the implementation of tax planning strategies related to the discontinuance of the Northern Group. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States and recorded a charge to earnings of $12 million before-tax, or $19 million after-tax. The charge comprised the write-down of the net assets of the Canadian business to their net realizable value pursuant to the then pending transaction, which was partially offset by reduced severance costs as a result of the transaction and favorable results from the liquidation of the U.S. stores and real estate disposition activity. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the “Note”). The purchaser agreed to obtain a revolving line of credit with a lending institution, satisfactory to the Company, in an amount not less than CAD$25 million (approximately US$17 million). Another wholly-owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The Company also entered into a credit agreement with the purchaser to provide a revolving credit facility to be used to fund its working capital needs, up to a maximum of CAD$5 million (approximately US$3 million). The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note (approximately US$18 million). The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E “Accounting for Divestiture of a Subsidiary or Other Business Operation,” (“SAB Topic 5:E”) as a “transfer of assets and liabilities under contractual arrangement” as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business. The assets and liabilities related to the former operations were presented under the balance sheet captions as “Assets of business transferred under contractual arrangement (note receivable)” and “Liabilities of business transferred under contractual arrangement.”

In the fourth quarter of 2001, the Company further reduced its estimate for real estate costs by $5 million based on then current negotiations, which was completely offset by increased severance, personnel and other disposition costs.

The Company recorded a charge of $18 million in the first quarter of 2002 reflecting the poor performance of the Northern Group stores in Canada since the date of the transaction. There was no tax benefit recorded related to the $18 million charge, which comprised a valuation allowance in the amount of the operating losses incurred by the purchaser and a further reduction in the carrying value of the net amount of the assets and liabilities of the former operations to zero, due to greater uncertainty with respect to the collectibility of the Note. This charge was recorded pursuant to SAB Topic 5:E, which requires accounting for the Note in a manner somewhat analogous to equity accounting for an investment in common stock. In the third quarter of 2002, the Company recorded a charge of approximately $1 million before-tax for lease exit costs in excess of previous estimates. In addition, the Company recorded a tax benefit of $2 million, which also reflected the impact of the tax planning strategies implemented related to the discontinuance of the Northern Group.

On December 31, 2002, the Company-provided revolving credit facility expired, without having been used. Furthermore, the operating results of the Northern Group had significantly improved during the year such that the Company had reached an agreement in principle to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest and agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). Based upon the improved results of the Northern Canada business, the Company believes there is no substantial uncertainty as to the amount of the future costs and expenses that could be payable by the Company. As indicated above, as the assignor of the Northern Canada leases, the Company remains secondarily liable under those leases. As of January 31, 2004, the Company estimates that its gross contingent lease liability is between CAD$71 to $65 million (approximately US$53 to $49 million). Based upon its assessment of the risk of having to satisfy that liability and the resultant possible outcomes of lease settlement, the Company currently estimates the expected value of the lease liability to be approximately US$2 million. The Company believes that it is unlikely that it would be required to make such contingent payments, and further, such contingent obligations would not be expected to have a material effect on the Company’s consolidated financial position, liquidity or results of operations. As a result of the aforementioned developments, during the fourth quarter of 2002 circumstances had changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture.

During the fourth quarter of 2002, as a result of the accounting divestiture, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). The Company, with the assistance of an independent third party, determined the estimated fair value by discounting expected cash flows at an interest rate of 18 percent. This rate was selected considering such factors as the credit rating of the purchaser, rates for similar instruments and the lack of marketability of the Note. As the net assets of the former operations were previously written down to zero, the fair value of the Note was recorded as a gain on disposal within discontinued operations. The Company will no longer present the assets and liabilities of Northern Canada as “Assets of business transferred under contractual arrangement (note receivable)” and “Liabilities of business transferred under contractual arrangement,” but rather will record the Note, initially at its estimated fair value.

On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment. After taking into account this payment, the remaining principal due under the Note was reduced to CAD$17.5 million (approximately US$12 million). Under the terms of the renegotiated Note, a principal payment of CAD$1 million was due and received on January 15, 2004, further reducing the principal balance on the note. Under the terms of the amended Note, an accelerated principal payment of CAD$1 million may be due if certain events occur. The remaining amount of the Note is required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. Interest is payable semiannually and began to accrue on May 1, 2003 at a rate of 7.0 percent per annum. At January 31, 2004 and February 1, 2003, US$2 million and US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet.

Future adjustments, if any, to the carrying value of the Note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest income will also be recorded within continuing operations. The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the Note may not be recoverable. Such circumstances would include a deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the Note.

As the stock transfer on September 28, 2001 was accounted for in accordance with SAB Topic 5:E, a disposal was not achieved pursuant to APB No. 30. If the Company had applied the provisions of Emerging Issues Task Force 90-16, “Accounting for Discontinued Operations Subsequently Retained” (“EITF 90-16”), prior-reporting periods would not be restated, accordingly reported net income would not have changed. However, the results of operations of the Northern business segment in all prior periods would have been reclassified from discontinued operations to continuing operations. The incurred loss on disposal at September 28, 2001 would continue to be classified as discontinued operations, however, the remaining accrued loss on disposal at this date, of U.S. $24 million, primarily relating to the lease liability of the Northern U.S. business, would have been reversed as part of discontinued operations. Since the liquidation of this business was complete, this lease liability would have been recorded in continuing operations in the same period pursuant to EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” With respect to Northern Canada, the business was legally sold as of September 28, 2001 and thus operations would no longer be recorded, but instead the business would be accounted for pursuant to SAB Topic 5:E. In the first quarter of 2002, the $18 million charge recorded within discontinued operations would be classified as continuing operations. Similarly, the $1 million benefit recorded in the third quarter of 2002 would also have been classified as continuing operations. Having achieved divestiture accounting in the fourth quarter of 2002 and applying the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company would have then reclassified all prior periods’ of the Northern Group to discontinued operations. Reported net income in each of the periods would not have changed and therefore the Company did not amend any of its prior filings.

During the third quarter of 2003, a charge in the amount of $1 million before-tax was recorded to cover additional liabilities related to the exiting of the former leased corporate office in excess of the previous estimate. In the fourth quarter of 2003, the Company made a CAD$10 million payment (approximately US$7 million) to the landlord, which released the Company from all future liability related to the lease.

Net disposition activity of $6 million in 2003 primarily related to the $7 million payment for the buyout of the former leased corporate office. Net disposition activity of $13 million in 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, recognition of the note receivable of $10 million, real estate disposition activity of $1 million and severance and other costs of $4 million. The remaining reserve balance of $2 million at January 31, 2004 is expected to be utilized within twelve months.

In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In the second quarter of 2002, the Company recorded a $1 million charge for a lease liability related to a Woolco store in the former International General Merchandise segment, which was more than offset by a net reduction of $2 million before-tax, or $1 million after-tax, for each of the second and third quarters of 2002 in the Specialty Footwear reserve primarily reflecting real estate costs more favorable than original estimates.

In 1997, the Company announced that it was exiting its Domestic General Merchandise segment. In the second quarter of 2002, the Company recorded a charge of $4 million before-tax, or $2 million after-tax, for legal actions related to this segment, which have since been settled. In addition, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment has filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Company. There are currently several actions pending against this subsidiary by former landlords for the lease obligations. In the fourth quarter of 2002, the Company recorded a charge of $1 million after-tax related to certain actions. In each of the second and fourth quarters of 2003, the Company recorded an additional after-tax charge of $1 million, related to certain actions. The Company estimates the gross contingent lease liability related to the remaining actions as approximately $6 million. The Company believes that it may have valid defenses; however, the outcome of these actions cannot be predicted with any degree of certainty.

The remaining reserve balances for these three discontinued segments totaled $17 million as of January 31, 2004, $6 million of which is expected to be utilized within twelve months and the remaining $11 million thereafter.

The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below:

Northern Group

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance
	(in millions)
Realized loss — currency movement	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Asset write-offs & impairments	—	23	(23)	—	18	(18)	—	—	—	—
Recognition of note receivable	—	—	—	—	(10)	10	—	—	—	—
Real estate & lease liabilities	68	(16)	(46)	6	1	(1)	6	1	(7)	—
Severance & personnel	23	(13)	(8)	2	—	(2)	—	—	—	—
Operating losses & other costs	24	18	(39)	3	—	(2)	1	—	1	2
Total	$115	$12	$(116)	$11	$9	$(13)	$7	$1	$(6)	$2

International General Merchandise

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance
	(in millions)
Woolco	$—	$4	$(4)	$—	$1	$—	$1	$—	$(1)	$—
The Bargain! Shop	7	—	(1)	6	—	—	6	—	(1)	5
Total	$7	$4	$(5)	$6	$1	$—	$7	$—	$(2)	$5

Specialty Footwear

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Lease liabilities	$9	$—	$(2)	$7	$(4)	$(1)	$2	$—	$—	$2
Operating losses & other costs	3	—	(1)	2	—	(1)	1	—	(1)	—
Total	$12	$—	$(3)	$9	$(4)	$(2)	$3	$—	$(1)	$2

Domestic General Merchandise

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Lease liabilities	$16	$—	$(6)	$10	$—	$(3)	$7	$—	$(1)	$6
Legal and other costs	2	3	(3)	2	5	(4)	3	4	(3)	4
Total	$18	$3	$(9)	$12	$5	$(7)	$10	$4	$(4)	$10

*	Net usage includes effect of foreign exchange translation adjustments

The results of operations and assets and liabilities for the Northern Group segment, the International General Merchandise segment, the Specialty Footwear segment and the Domestic General Merchandise segment have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Consolidated Balance Sheets.

Presented below is a summary of the assets and liabilities of discontinued operations at January 31, 2004 and February 1, 2003. The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. Liabilities included accounts payable, restructuring reserves and other accrued liabilities. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

	Northern Group	Specialty Footwear	Domestic General Merchandise	Total
	(in millions)
2003
Assets	$—	$—	$2	$2
Liabilities	1	—	1	2
	$(1)	$—	$1	$—
2002
Assets	$—	$—	$2	$2
Liabilities	1	—	2	3
	$(1)	$—	$—	$(1)

3    Repositioning and Restructuring Reserves

1999 Restructuring

Total restructuring charges of $96 million before-tax were recorded in 1999 for the Company’s restructuring program to sell or liquidate eight non-core businesses. The restructuring plan also included an accelerated store-closing program in North America and Asia, corporate headcount reduction and a distribution center shutdown. The dispositions of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game!, Weekend Edition and the store-closing program were essentially completed in 2000 and an additional charge of $8 million was recorded. Also in 2000, management decided to continue to operate 32 stores included in the store-closing program as a result of favorable lease renewal terms offered during negotiations with landlords. The impact on the reserve was not significant and was, in any event, offset by lease buy-out costs for other stores in excess of original estimates. Of the original 1,400 planned terminations associated with the store-closing program, approximately 200 positions were retained as a result of the continued operation of the 32 stores.

In 2001, the Company completed the sales of The San Francisco Music Box Company (“SFMB”) and the assets related to its Burger King and Popeye’s franchises for cash proceeds of approximately $14 million and $5 million, respectively. In the fourth quarter of 2001, the Company recorded a $1 million restructuring charge in connection with the termination of its Maumelle distribution center lease, which was completed in 2002. Restructuring charges of $33 million in 2001 and reductions to the reserves of $2 million in 2002 were primarily due to the SFMB sale. Included in the consolidated results of operations are sales of $54 million and operating losses of $12 million in 2001, for the above non-core businesses.

In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings. The lease for the distribution center expires January 31, 2010, while the remaining store leases expired on January 31, 2004. As of January 31, 2004, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $4 million. During the second quarter of 2003, the Company recorded a charge of $1 million, primarily related to this lease, representing the expected cost to exit this lease.

The remaining reserve balance related to the above businesses of $1 million at January 31, 2004 is expected to be utilized within twelve months.

1993 Repositioning and 1991 Restructuring

The Company recorded charges of $558 million in 1993 and $390 million in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. Under the 1993 repositioning program, approximately 970 stores were identified for closing. Approximately 900 stores were closed under the 1991 restructuring program. The remaining reserve balance totaled $2 million at January 31, 2004, of which, $1 million is expected to be utilized within the next twelve months and the remaining $1 million thereafter.

The components of the pre-tax losses (gains) on restructuring charges and disposition activity related to the reserves are presented below:

Non-Core Businesses

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$4	$—	$(3)	$1	$—	$—	$1	$1	$(1)	$1
Asset impairment	—	30	(30)	—	—	—	—	—	—	—
Severance & personnel	2	—	(2)	—	—	—	—	—	—	—
Other disposition costs	3	3	(3)	3	(2)	(1)	—	—	—	—
Total	$9	$33	$(38)	$4	$(2)	$(1)	$1	$1	$(1)	$1

Corporate Overhead and Logistics

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$—	$1	$—	$1	$—	$(1)	$—	$—	$—	$—
Severance & personnel	2	—	(2)	—	—	—	—	—	—	—
Other disposition costs	—	—	—	—	—	—	—	—	—	—
Total	$2	$1	$(2)	$1	$—	$(1)	$—	$—	$—	$—

     Total 1999 Restructuring

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$4	$1	$(3)	$2	$—	$(1)	$1	$1	$(1)	$1
Asset impairment	—	30	(30)	—	—	—	—	—	—	—
Severance & personnel	4	—	(4)	—	—	—	—	—	—	—
Other disposition costs	3	3	(3)	3	(2)	(1)	—	—	—	—
Total	$11	$34	$(40)	$5	$(2)	$(2)	$1	$1	$(1)	$1

1993 Repositioning and 1991 Restructuring

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$3	$—	$(2)	$1	$—	$—	$1	$—	$—	$1
Other disposition costs	3	—	(1)	2	—	(1)	1	—	—	1
Total	$6	$—	$(3)	$3	$—	$(1)	$2	$—	$—	$2

     Total Restructuring Reserves

	2000	2001			2002			2003
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$7	$1	$(5)	$3	$—	$(1)	$2	$1	$(1)	$2
Asset impairment	—	30	(30)	—	—	—	—	—	—	—
Severance & personnel	4	—	(4)	—	—	—	—	—	—	—
Other disposition costs	6	3	(4)	5	(2)	(2)	1	—	—	1
Total	$17	$34	$(43)	$8	$(2)	$(3)	$3	$1	$(1)	$3

4    Other Income

In 2002, other income of $2 million related to the condemnation of a part-owned and part-leased property for which the Company received proceeds of $6 million. Other income also included real estate gains from the sale of corporate properties of $1 million in both 2002 and 2001.

In 2001, the Company recorded an additional $1 million gain related to the 1999 sale of the assets of its Afterthoughts retail chain.

5    Impairment of Long-Lived Assets

The Company recorded non-cash pre-tax charges in selling, general and administrative expenses of approximately $7 million and $2 million in 2002 and 2001, respectively, which represented impairment of long-lived assets such as store fixtures and leasehold improvements related to Athletic Stores.

In addition, the Company recorded non-cash pre-tax asset impairment charges of $30 million related to assets held for sale in 2001. These charges primarily related to the disposition of The San Francisco Music Box Company, which was sold in 2001, and were included in the net restructuring charges of $34 million recorded in 2001.

6    Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 31, 2004, the Company has two reportable segments, Athletic Stores, which sells athletic footwear and apparel through its various retail stores, and Direct-to-Customers, which includes the Company’s catalogs and Internet business. The disposition of all formats presented as “All Other” was completed during 2001.

The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	2003	2002	2001
	(in millions)
Athletic Stores	$4,413	$4,160	$3,999
Direct-to-Customers	366	349	326
	4,779	4,509	4,325
All Other	—	—	54
Total sales	$4,779	$4,509	$4,379

Operating Results

	2003	2002	2001
	(in millions)
Athletic Stores(1)	$363	$280	$283
Direct-to-Customers	53	40	24
	416	320	307
All Other(2)	(1)	1	(45)
Division profit	415	321	262
Corporate expense(3)	(73)	(52)	(65)
Operating profit	342	269	197
Non-operating income	—	3	2
Interest expense, net	(18)	(26)	(24)
Income from continuing operations before income taxes	$324	$246	$175

(1)	2002 includes reductions in restructuring charges of $1 million.

(2)	2003 includes restructuring charges of $1 million. 2002 includes a $1 million reduction in restructuring charges. 2001 includes restructuring charges of $33 million.

(3)	2001 includes restructuring charges of $1 million.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)
Athletic Stores	$118	$119	$115	$126	$124	$106	$1,715	$1,564	$1,474
Direct-to-Customers(1)	4	4	11	6	8	4	183	177	179
	122	123	126	132	132	110	1,898	1,741	1,653
Corporate	25	26	28	12	18	6	789	743	612
Assets of business transferred under contractual arrangement							—	—	30
Discontinued operations, net							2	2	5
Total Company	$147	$149	$154	$144	$150	$116	$2,689	$2,486	$2,300

(1)	Decrease in 2002 depreciation and amortization primarily reflects the impact of no longer amortizing goodwill.

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. No individual country included in the International category is significant.

Sales

	2003	2002	2001
	(in millions)
United States	$3,597	$3,639	$3,686
International	1,182	870	693
Total sales	$4,779	$4,509	$4,379

Long-Lived Assets

	2003	2002	2001
	(in millions)
United States	$504	$518	$549
International	140	118	88
Total long-lived assets	$644	$636	$637

7    Merchandise Inventories

	2003	2002
	(in millions)
LIFO inventories	$651	$622
FIFO inventories	269	213
Total merchandise inventories	$920	$835

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

8    Other Current Assets

	2003	2002
	(in millions)
Net receivables	$41	$33
Prepaid expenses and other current assets	45	37
Deferred taxes	60	15
Current portion of Northern Group note receivable	2	4
Fair value of derivative contracts	1	1
	$149	$90

9    Property and Equipment, net

	2003	2002
	(in millions)
Land	$3	$3
Buildings:
Owned	32	32
Leased	—	1
Furniture, fixtures and equipment:
Owned	1,015	994
Leased	14	18
	1,064	1,048
Less: accumulated depreciation	(706)	(675)
	358	373
Alterations to leased and owned buildings, net of accumulated amortization	286	263
	$644	$636

10    Goodwill

The carrying value of goodwill related to the Athletic Stores segment was $56 million at January 31, 2004 and February 2, 2003. The carrying value of goodwill related to the Direct-to-Customers segment was $80 million at January 31, 2004 and February 1, 2003.

11    Intangible Assets, net

	2003	2002
	(in millions)
Intangible assets not subject to amortization	$2	$2
Intangible assets subject to amortization	94	78
	$96	$80

Intangible assets not subject to amortization relate to the Company’s U.S. defined benefit retirement plan. The minimum liability required at January 31, 2004 and February 1, 2003, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of plan assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $2 million at each of the periods.

The net intangible asset balance increased by $16 million from February 1, 2003. The increase is primarily a result of additional lease acquisition costs of $15 million and the effect of foreign exchange rates of $12 million, resulting from the rise in the euro as compared to the U.S. dollar, offset by amortization expense of $11 million.

Intangible assets subject to amortization comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of January 31, 2004 was 12.4 years. Amortization expense for lease acquisition costs was $11 million in 2003, $8 million in 2002 and $7 million in 2001. Annual estimated amortization expense is expected to be $13 million for 2004, $12 million in 2005, 2006 and 2007 and approximately $11 million for 2008. Finite life intangible assets subject to amortization, were as follows:

Lease Acquisition Costs (in millions)	Gross Carrying Amount	Accumulated Amortization	Net
2003	$145	$(51)	$94
2002	$114	$(36)	$78

12    Other Assets

	2003	2002
	(in millions)
Deferred tax costs	$35	$39
Investments and notes receivable	23	23
Northern Group note receivable, net of current portion	6	6
Income taxes receivable	1	8
Fair value of derivative contracts	—	1
Other	35	33
	$100	$110

13    Accrued Liabilities

	2003	2002
	(in millions)
Pension and postretirement benefits	$57	$59
Incentive bonuses	38	29
Other payroll and payroll related costs, excluding taxes	44	38
Taxes other than income taxes	44	36
Property and equipment	32	25
Gift cards and certificates	16	21
Income taxes payable	9	23
Fair value of derivative contracts	3	8
Other operating costs	57	57
	$300	$296

14    Revolving Credit Facility

At January 31, 2004, the Company had unused domestic lines of credit of $176 million, pursuant to a $200 million unsecured revolving credit agreement. $24 million of the line of credit was committed to support standby letters of credit.

On July 30, 2003, the Company amended its revolving credit agreement. As a result of the amendment, the credit facility was increased by $10 million to $200 million and the maturity date was extended to July 2006 from June 2004. The amendment also provided for a lower pricing structure and increased covenant flexibility. The agreement includes various restrictive financial covenants with which the Company was in compliance on January 31, 2004. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 1.50 percent to LIBOR plus 2.00 percent. Up-front fees paid and direct costs incurred to amend the agreement are amortized over the life of the facility on a pro-rata basis. In addition, the quarterly facility fees paid on the unused portion ranged from 0.50 percent in the earlier part of 2003 to 0.25 percent during the fourth quarter, based on the Company’s third quarter fixed charge coverage ratio. Fees paid in 2002 had been reduced to 0.5 percent based on the Company’s then fixed charge coverage ratio. There were no short-term borrowings during 2003.

Interest expense, including facility fees, related to the revolving credit facility was $3 million in 2003, $3 million in 2002 and $4 million in 2001.

15    Long-Term Debt and Obligations under Capital Leases

In 2001, the Company issued $150 million of subordinated convertible notes due 2008, which bear interest at 5.50 percent and are convertible into the Company’s common stock at the option of the holder, at a conversion price of $15.806 per share. The Company may redeem all or a portion of the notes at any time on or after June 4, 2004. During 2002, the Company repaid the remaining $32 million of the $40 million 7.00 percent medium-term notes that matured in October 2002, in addition to purchasing and retiring $9 million of the $200 million 8.50 percent debentures payable in 2022. The Company entered into an interest rate swap agreement in December 2002 to convert $50 million of the 8.50 percent debentures to variable rate debt. The interest rate swap did not have a significant impact on interest expense in 2002.

In 2003, the Company purchased and retired an additional $19 million of the $200 million 8.50 percent debentures payable in 2022, bringing the total amount retired to date to $28 million. Also in 2003, the Company entered into two additional swaps, to convert an additional $50 million of the 8.50 percent debentures to variable rate debt. The outstanding interest rate swaps during 2003 converted a total of $100 million of the 8.50 percent fixed rate on the debentures to lower variable rates resulting in a reduction of interest expense of approximately $4 million. As of January 31, 2004, swaps totaling $100 million were outstanding.

The fair value of the swaps, included as an addition to other liabilities, was approximately $1 million at January 31, 2004 and the carrying value of the 8.50 percent debentures was decreased by the corresponding amount. The fair value of the swap, included in other assets, was approximately $1 million at February 1, 2003 and the carrying value of the 8.50 percent debentures was increased by the corresponding amount.

Following is a summary of long-term debt and obligations under capital leases:

	2003	2002
	(in millions)
8.50% debentures payable 2022	$171	$192
5.50% convertible notes payable 2008	150	150
Total long-term debt	321	342
Obligations under capital leases	14	15
	335	357
Less: Current portion	—	1
	$335	$356

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt	Capital Leases	Total
	(in millions)
2004	$—	$—	$—
2005	—	—	—
2006	—	—	—
2007	—	14	14
2008	150	—	150
Thereafter	171	—	171
	321	14	335
Less: Current portion	—	—	—
	$321	$14	$335

Interest expense related to long-term debt and capital lease obligations, including the amortization of the associated debt issuance costs, was $22 million in 2003, $28 million in 2002 and $29 million in 2001.

16    Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain purchase or renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Rent expense includes real estate taxes, insurance, maintenance, and other costs as required by some of the Company’s leases. The present value of operating leases is discounted using various interest rates ranging from 6 percent to 13 percent.

Rent expense consists of the following:

	2003	2002	2001
	(in millions)
Rent	$537	$495	$475
Contingent rent based on sales	11	11	11
Sublease income	(1)	(1)	(1)
Total rent expense	$547	$505	$485

Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2004	$387
2005	361
2006	332
2007	296
2008	237
Thereafter	753
Total operating lease commitments	$2,366
Present value of operating lease commitments	$1,683

17    Other Liabilities

	2003	2002
	(in millions)
Pension benefits	$175	$237
Postretirement benefits	113	132
Income taxes	62	16
Straight-line rent liability	43	30
Other	12	10
Workers’ compensation / general liability reserves	12	14
Reserve for discontinued operations	11	9
Asset retirement obligations	3	—
Repositioning and restructuring reserves	2	—
Fair value of derivatives	1	—
	$434	$448

18    Income Taxes

Following are the domestic and international components of pre-tax income from continuing operations:

	2003	2002	2001
	(in millions)
Domestic	$186	$160	$113
International	138	86	62
Total pre-tax income	$324	$246	$175

The income tax provision consists of the following:

	2003	2002	2001
	(in millions)
Current:
Federal	$48	$16	$7
State and local	14	5	(5)
International	58	25	24
Total current tax provision	120	46	26

Deferred:
Federal	11	31	32
State and local	(6)	—	7
International	(10)	7	(1)
Total deferred tax provision	(5)	38	38
Total income tax provision	$115	$84	$64

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries, for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries, totaled $239 million at January 31, 2004.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.4	2.0	3.5
International income taxed at varying rates	0.5	1.0	(1.0)
Foreign tax credit utilization	(1.0)	(1.2)	(0.8)
Increase (decrease) in valuation allowance	(1.5)	(2.0)	—
Change in Canadian tax rates	—	—	1.1
State and local tax settlements	(0.2)	(0.3)	(4.1)
Goodwill amortization	—	—	1.5
Tax exempt obligations	(0.2)	(0.1)	—
Work opportunity tax credit	(0.1)	(0.3)	(0.5)
Other, net	0.6	0.1	1.9
Effective income tax rate	35.5%	34.2%	36.6%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2003	2002
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards	$99	$95
Employee benefits	135	162
Reserve for discontinued operations	8	10
Repositioning and restructuring reserves	2	3
Property and equipment	82	76
Allowance for returns and doubtful accounts	10	6
Straight-line rent	17	11
Other	22	25
Total deferred tax assets	375	388
Valuation allowance	(122)	(121)
Total deferred tax assets, net	$253	$267

Deferred tax liabilities:
Inventories	$13	$25
Other	1	3
Total deferred tax liabilities	14	28
Net deferred tax asset	$239	$239

Balance Sheet caption reported in:
Deferred taxes	$194	$240
Other current assets	60	15
Other liabilities	(15)	(16)
	$239	$239

As of January 31, 2004, the Company had a valuation allowance of $122 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards, tax loss carryforwards of certain foreign operations and capital loss carryforwards and unclaimed tax depreciation of the Canadian operations. The net change in the total valuation allowance for the year ended January 31, 2004, was principally due to current utilization and future benefit relating to state and foreign net operating losses for which a valuation allowance is no longer necessary, and the expiration of certain state net operating losses for which there was a full valuation allowance, offset by an increase in the Canadian valuation allowance relating to a current year increase in deferred tax assets for which the Company does not expect to receive future benefit.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 31, 2004. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 31, 2004, the Company’s tax loss/credit carryforwards included international operating loss carryforwards with a potential tax benefit of $31 million. Those expiring between 2004 and 2011 are $30 million and those that do not expire are $1 million. The Company also had state net operating loss carryforwards with a potential tax benefit of $30 million, which principally related to the 16 states where the Company does not file a combined return. These loss carryforwards expire between 2004 and 2022 as well as foreign tax credits totaling $4 million, which expire between 2008 and 2009. The Company had U.S. Federal alternative minimum tax credits and Canadian capital loss carryforwards of approximately $24 million and $10 million, respectively, which do not expire.

The Company operates in multiple taxing jurisdictions and is subject to audit. Audits can involve complex issues and may require an extended period of time to resolve. Management believes that the Company has filed income tax returns with positions that may be challenged by the tax authorities. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such positions.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 1998. The IRS has indicated it will survey the Company’s income tax returns for the years from 1999-2001 and has begun an examination for the 2002 year and a voluntary pre-filing review process for 2003. The examination and pre-filing review process may conclude during 2004, in which case, adjustments to the reserve for potential tax liabilities will be reviewed and adjusted appropriately.

19    Financial Instruments and Risk Management

Foreign Exchange Risk Management

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2003 or 2002. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not hold derivative financial instruments for trading or speculative purposes.

The primary currencies to which the Company is exposed are the euro, the British Pound and the Canadian Dollar. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a forward contract’s time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. For 2003 and 2002, gains reclassified to cost of sales related to such contracts were approximately $2 million and $1 million, respectively. The Company enters into other forward contracts to hedge intercompany foreign currency royalty cash flows. The effective portion of gains and losses associated with these forward contracts is reclassified from accumulated other comprehensive loss to selling, general and administrative expenses in the same quarter as the underlying intercompany royalty transaction occurs. For 2003, amounts related to these royalty contracts were not significant; for 2002, losses reclassified to selling, general and administrative expenses related to such contracts were approximately $1 million; and for 2001, such amounts were not material.

For 2003, the fair value of forward contracts designated as cash flow hedges of inventory was offset by the change in fair value of forward contracts designated as cash flow hedges of intercompany royalties, which was not significant. For 2002, the fair value of forward contracts designated as cash flow hedges of inventory increased by approximately $1 million and was substantially offset by the change in fair value of forward contracts designated as cash flow hedges of intercompany royalties. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2003 and 2002 was not material. The Company is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings. In 2002, the Company entered into certain forward foreign exchange contracts to hedge intercompany foreign-currency denominated firm commitments and recorded losses of approximately $9 million in selling, general and administrative expenses to reflect their fair value. These losses were more than offset by foreign exchange gains of approximately $13 million related to the underlying commitments, which were expected to be settled in 2003 and 2004.

In 2003, the Company recorded a gain of approximately $7 million for the change in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange loss related to the underlying transactions. These amounts were primarily related to the intercompany foreign-currency denominated firm commitments as the gains on the other forward contracts was not significant.

The fair value of derivative contracts outstanding at January 31, 2004 comprised current assets of $1 million, current liabilities of $3 million and other liabilities of $1 million. The fair value of derivative contracts outstanding at February 1, 2003 comprised current assets of $1 million, other assets of $1 million and current liabilities of $8 million.

Foreign Currency Exchange Rates

The table below presents the fair value, notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at January 31, 2004.

	Fair Value (US in millions)	Contract Value (US in millions)	Weighted-Average Exchange Rate
Inventory
Buy euro/ Sell British pound	$(1)	$41	0.7028
Buy $US/Sell euro	—	2	1.2631
	$(1)	$43
Intercompany
Buy $US/Sell euro	$—	$78	1.2331
Buy $US/Sell CAD$	—	6	0.7588
Buy euro/Sell British pound	(1)	27	0.7086
	$(1)	$111

Interest Rate Risk Management

The Company has employed interest rate swaps to minimize its exposure to interest rate fluctuations. In 2002, the Company entered into an interest rate swap agreement with a notional amount of $50 million to receive interest at a fixed rate of 8.50 percent and pay interest at a variable rate of LIBOR plus 3.1 percent. The swap, which matures in 2022, had been designated as a fair value hedge of the changes in fair value of $50 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. During 2003, the Company entered into two additional swaps to convert an additional $50 million of the 8.50 percent debentures to variable rate debt. The variable rates on the portfolio of swaps range from LIBOR plus 3.1 percent to LIBOR plus 3.33 percent. The outstanding interest rate swaps during 2003 totaling $100 million reduced interest expense by approximately $4 million. As of January 31, 2004, swaps totaling $100 million were outstanding.

The fair value of the swaps, included as an addition to other liabilities, was approximately $1 million at January 31, 2004 and the carrying value of the 8.50 percent debentures was decreased by the corresponding amount. The fair value of the swaps of approximately $1 million at February 1, 2003 was included in other assets and the carrying value of the 8.50 percent debentures was increased by the corresponding amount.

Interest Rates

The Company’s major exposure to market risk is to changes in interest rates, primarily in the United States. There were no short-term borrowings outstanding as of January 31, 2004 or February 1, 2003.

The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the impact of the interest rate swap outstanding at January 31, 2004, of the Company’s long-term debt obligations.

	2004	2005	2006	2007	2008	Thereafter	Jan. 31, 2004 Total	Feb. 1, 2003 Total
	(in millions)
Long-term debt	$—	—	—	—	239	196	$435	$341
Fixed rate
weighted-average interest rate	5.9%	5.9%	5.9%	5.9%	6.1%	6.3%

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $321 million and $435 million, respectively, at January 31, 2004 and $342 million and $341 million, respectively, at February 1, 2003. The carrying value and estimated fair value of long-term investments and notes receivable was $31 million and $33 million, respectively, at January 31, 2004, and $33 million and $32 million, respectively, at February 1, 2003. The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

Business Risk

The retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 16 countries and purchases merchandise from hundreds of vendors worldwide. In 2003, the Company purchased approximately 40 percent of its athletic merchandise from one major vendor and approximately 14 percent from another major vendor. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet as of January 31, 2004, are the net assets of the Company’s European operations totaling $303 million, which are located in 12 countries, 9 of which have adopted the euro as their functional currency.

20    Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering most of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheet, measured at January 31, 2004 and February 1, 2003:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$685	$655	$30	$37
Service cost	8	8	—	—
Interest cost	43	44	1	2
Plan participants’ contributions	—	—	5	5
Actuarial (gain) loss	18	43	1	(3)
Foreign currency translation adjustments	11	3	—	—
Benefits paid	(68)	(68)	(10)	(11)
Benefit obligation at end of year	$697	685	$27	30
Change in plan assets
Fair value of plan assets at beginning of year	$380	$500
Actual return on plan assets	101	(57)
Employer contribution	54	2
Foreign currency translation adjustments	7	3
Benefits paid	(68)	(68)
Fair value of plan assets at end of year	$474	$380
Funded status
Funded status	$(223)	$(305)	$(27)	$(30)
Unrecognized prior service cost (benefit)	5	5	(11)	(12)
Unrecognized net (gain) loss	296	337	(80)	(96)
Prepaid asset (accrued liability)	$78	$37	$(118)	$(138)
Balance Sheet caption reported in:
Intangible assets	$2	$2	$—	$—
Accrued liabilities	(52)	(53)	(5)	(6)
Other liabilities	(175)	(237)	(113)	(132)
Accumulated other comprehensive income, pre-tax	303	325	—	—
	$78	$37	$(118)	$(138)

The change in the additional minimum liability in 2003 and 2002 was a decrease of $16 million after-tax and an increase of $83 million after-tax, respectively to accumulated other comprehensive loss.

As of January 31, 2004 and February 1, 2003, the accumulated benefit obligation for all pension plans, totaling $696 million and $664 million, respectively, exceeded plan assets.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	5.90%	6.50%	5.90%	6.50%
Rate of compensation increase	3.72%	3.65%

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Service cost	$8	$8	$8	$—	$—	$—
Interest cost	43	44	45	2	2	3
Expected return on plan assets	(46)	(50)	(58)	—	—	—
Amortization of prior service cost	—	1	1	(1)	(1)	(2)
Amortization of net (gain) loss	9	3	—	(16)	(12)	(9)
Net benefit expense (income)	$14	$6	$(4)	$(15)	$(11)	$(8)

The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Discount rate	6.50%	7.00%	7.44%	6.50%	7.00%	7.50%
Rate of compensation increase	3.72%	3.53%	4.96%
Expected long-term rate of return on assets	8.88%	8.87%	9.93%

The expected long-term rate of return on invested plan assets is based on historical long-term performance and future expected performance of those assets based upon current asset allocations.

Beginning in 2001, new retirees were charged the expected full cost of the medical plan and existing retirees will incur 100 percent of the expected future increase in medical plan costs. The substantive plan change increased postretirement benefit income by approximately $3 million for 2001 and was recorded as a prior service benefit. Any changes in the health care cost trend rates assumed would not impact the accumulated benefit obligation or net benefit income since retirees will incur 100 percent of such expected future increases. In 2002, based on historical experience, the drop out rate assumption was increased for the medical plan, thereby shortening the expected amortization period, which decreased the accumulated postretirement benefit obligation at February 1, 2003 by approximately $6 million, and increased postretirement benefit income by approximately $3 million in 2002.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-1”). As permitted by FSP 106-1, the Company has elected to defer accounting for the effects of the Act as specific authoritative guidance is pending and that guidance, when issued, could require the Company to change previously reported information. Accordingly, the Company’s accumulated postretirement benefit obligation and net periodic benefit cost does not reflect the effects of the Act.

The Company’s pension plan weighted-average asset allocations at January 31, 2004 and February 1, 2003, by asset category are as follows:

	Plan Assets as of
	2003	2002
Asset Category
Equity securities	63%	61%
Foot Locker, Inc. common stock	2%	1%
Debt securities	33%	36%
Real estate	1%	1%
Other	1%	1%
Total	100%	100%

Currently, the target composition of the weighted-average plan assets is 64 percent equity and 36 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plans. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the impact that the return of any single investment may have on the entire portfolio.

The Company currently expects to contribute $50 million to its pension plans during 2004 to the extent that the contributions are tax deductible. However, this is subject to change, and is based upon the Company’s overall financial performance as well as plan asset performance significantly above or below the assumed long-term rate of return.

401(k) Plan

The Company has a qualified 401(k) savings plan available to employees whose primary place of employment is the U.S., have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. Effective January 1, 2002, this savings plan allows eligible employees to contribute up to 25 percent of their compensation on a pre-tax basis. Previously, the savings plan allowed eligible employees to contribute up to 15 percent. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock. Such matching Company contributions are vested incrementally over 5 years. The charge to operations for the Company’s matching contribution was $1.6 million, $1.4 million and $1.3 million in 2003, 2002 and 2001, respectively.

21    Stock Plans

In 2003, the Company adopted the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”) and the 2003 Employees Stock Purchase Plan (the “2003 Stock Purchase Plan”). Under the 2003 Stock Option Plan, options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees at not less than the market price on the date of the grant. Unless a longer or shorter period is established at the time of the option grant, generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The maximum number of shares of stock reserved for issuance pursuant to the 2003 Stock Option Plan is 4,000,000 shares. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,000,000 shares. The terms of the 2003 Stock Purchase Plan are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Stock Purchase Plan”), which expires in June 2004. Under this plan, 3,000,000 shares of common stock are available for purchase beginning June 2005.

Under the Company’s 1998 Stock Option and Award Plan (the “1998 Plan”), options to purchase shares of common stock may be granted to officers and key employees at not less than the market price on the date of grant. Under the plan, the Company may grant officers and other key employees, including those at the subsidiary level, stock options, stock, SARs, restricted stock or other stock-based awards. Unless a longer period is established at the time of the option grant, up to one-half of each stock option grant may be exercised on each of the first two anniversary dates of the date of grant. Generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The options terminate up to 10 years from the date of grant. In 2000, the Company amended the 1998 Plan to provide for awards of up to 12,000,000 shares of the Company’s common stock. The number of shares reserved for issuance as restricted stock and other stock-based awards, as amended, cannot exceed 3,000,000 shares.

In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 and 1986 stock option plans. The 1995 Stock Option and Award Plan (the “1995 Plan”) is substantially the same as the 1998 Plan. The number of shares authorized for awards under the 1995 Plan is 6,000,000 shares. The number of shares reserved for issuance as restricted stock under the 1995 Plan is limited to 1,500,000 shares. Options granted under the 1986 Stock Option Plan (the “1986 Plan”) generally become exercisable in two equal installments on the first and the second anniversaries of the date of grant. No further options may be granted under the 1986 Plan.

The 2002 Foot Locker Directors’ Stock Plan replaced both the Directors’ Stock Plan, which was adopted in 1996 and the Directors’ Stock Plan, which was adopted in 2000. There are 500,000 shares authorized under the 2002 plan. No further grants or awards may be made under either of the prior plans. Options granted prior to 2003 have a three-year vesting schedule. Options granted beginning in 2003 become exercisable one year from the date of grant.

Under the Company’s 1994 Stock Purchase Plan, participating employees may contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 8,000,000 shares of common stock authorized for purchase under this plan, 572 participating employees purchased 120,208 shares in 2003. To date, a total of 1,628,176 shares have been purchased under this plan.

When common stock is issued under these plans, the proceeds from options exercised or shares purchased are credited to common stock to the extent of the par value of the shares issued and the excess is credited to additional paid-in capital. When treasury common stock is issued, the difference between the average cost of treasury stock used and the proceeds from options exercised or shares awarded or purchased is charged or credited, as appropriate, to either additional paid-in capital or retained earnings. The tax benefits relating to amounts deductible for federal income tax purposes, which are not included in income for financial reporting purposes, have been credited to additional paid-in capital.

The fair values of the issuance of the stock-based compensation pursuant to the Company’s various stock option and purchase plans were estimated at the grant date using a Black-Scholes option pricing model.

	Stock Option Plans						Stock Purchase Plan
	2003		2002		2001		2003		2002		2001
Weighted-average risk free rate of interest	2.26%		4.17%		4.17%		1.11%		2.59%		3.73%
Expected volatility	37%		42%		48%		31%		35%		40%
Weighted-average expected award life	3.4	years	3.5	years	4.0	years	.7	years	.7	years	.7	years
Dividend yield	1.2%		1.2%		—		—		—		—
Weighted-average fair value	$2.90		$5.11		$5.31		$14.15		$4.23		$4.42

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	7,676	$15.18	7,557	$14.63	7,696	$14.49
Granted	1,439	$10.81	1,640	$15.72	2,324	$12.81
Exercised	1,830	$12.50	783	$6.67	995	$7.28
Expired or canceled	399	$19.55	738	$19.80	1,468	$15.98
Options outstanding at end of year	6,886	$14.73	7,676	$15.18	7,557	$14.63
Options exercisable at end of year	4,075	$15.99	4,481	$15.94	4,371	$16.83
Options available for future grant at end of year	8,780		6,739		7,389

The following table summarizes information about stock options outstanding and exercisable at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
$ 4.53 to $10.78	1,815	8.0	$9.58	553	$8.10
$10.90 to $12.99	1,891	7.0	12.28	1,476	12.13
$13.21 to $16.02	1,726	7.4	15.77	711	15.67
$16.19 to $28.13	1,454	4.0	23.08	1,335	23.69
$ 4.53 to $28.13	6,886	6.7	$14.73	4,075	$15.99

22    Restricted Stock

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. There were 845,000, 90,000 and 420,000 restricted shares of common stock granted in 2003, 2002 and 2001, respectively. The market values of the shares at the date of grant amounted to $9.8 million in 2003, $1.3 million in 2002 and $5.4 million in 2001. The market values are recorded within shareholders’ equity and are amortized as compensation expense over the related vesting periods. These awards fully vest after the passage of a restriction period, generally three to five years, except for a 2003 grant of 200,000 shares which vests 50 percent one year from the date of grant and 50 percent two years from the date of grant. During 2003, 2002 and 2001, respectively, 80,000, 60,000 and 270,000 restricted shares were forfeited. The deferred compensation balance, reflected as a reduction to shareholders’ equity, was $7.1 million, $2.4 million and $3.9 million as of January 31, 2004, February 1, 2003 and February 2, 2002, respectively. The Company recorded compensation expense related to restricted shares of $4.1 million in 2003, $1.9 million in 2002 and $1.6 million in 2001.

23    Shareholder Rights Plan

A Shareholder’s Rights Plan was established in April 1998. On November 19, 2003 the Board of Directors of the Company amended the Shareholder Rights Agreement between the Company and The Bank of New York, successor Rights Agent (the “Rights Agreement”), the effect of which was to accelerate the expiration date of the Rights, and to terminate the Rights Agreement, effective January 31, 2004.

24    Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incident to the businesses of the Company, as well as litigation incident to the sale and disposition of businesses that have occurred in the past several years. Management does not believe that the outcome of such proceedings will have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

25    Commitments

In connection with the sale of various businesses and assets, the Company may be obligated for certain lease commitments transferred to third parties and pursuant to certain normal representations, warranties, or indemnifications entered into with the purchasers of such businesses or assets. Although the maximum potential amounts for such obligations cannot be readily determined, management believes that the resolution of such contingencies will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations. The Company is also operating certain stores for which lease agreements are in the process of being negotiated with landlords. Although there is no contractual commitment to make these payments, it is likely that a lease will be executed.

26    Shareholder Information and Market Prices (Unaudited)

Foot Locker, Inc. common stock is listed on the New York stock exchange as well as on the boerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange. Effective March 31, 2003, the ticker symbol for the Company’s common stock was changed to “FL” from “Z.”

At January 31, 2004, the Company had 28,480 shareholders of record owning 143,952,080 common shares.

Market prices for the Company’s common stock were as follows:

	2003		2002
	High	Low	High	Low
Common Stock Quarter
1st Q	$11.40	$9.28	$17.95	$14.35
2nd Q	15.20	10.10	16.00	9.02
3rd Q	18.20	13.85	11.19	8.20
4th Q	25.97	18.01	13.73	9.75

During 2003, the Company’s dividend policy was to pay a quarterly dividend of $0.03 per share. On November 19, 2003, the Company doubled the quarterly dividend per share to $0.06, beginning in the fourth quarter of 2003.

27    Quarterly Results (Unaudited)

	1st Q		2nd Q	3rd Q		4th Q		Year
	(in millions, except per share amounts)
Sales
2003	$1,128		1,123	1,194		1,334		4,779
2002	1,090		1,085	1,120		1,214		4,509
Gross margin(a)
2003	$345		331	389		412		1,477
2002	320		312	343		369		1,344
Operating profit(b)
2003	$67		59	102		114		342
2002	64		55	72	(c)	78	(d)	269
Income from continuing operations
2003	$39		37	62		71		209
2002	38	(e)	33	43	(e)	48		162	(e)
Net income
2003	$38		36	62		71		207
2002	20	(e)	31	45	(e)	57		153	(e)
Basic earnings per share:
2003
Income from continuing operations	$0.28		0.26	0.43		0.50		1.47
Loss from discontinued operations	—		(0.01)	—		—		(0.01)
Cumulative effect of accounting change(f)	(0.01)		—	—		—		—
Net income	0.27		0.25	0.43		0.50		1.46
2002
Income from continuing operations	$0.27	(e)	0.23	0.30	(e)	0.35		1.15	(e)
Income (loss) from discontinued operations	(0.13)		(0.01)	0.02		0.06		(0.06)
Net income	0.14	(e)	0.22	0.32	(e)	0.41		1.09	(e)
Diluted earnings per share:
2003
Income from continuing operations	$0.27		0.25	0.41		0.47		1.40
Loss from discontinued operations	—		(0.01)	—		—		(0.01)
Cumulative effect of accounting change(f)	(0.01)		—	—		—		—
Net income	0.26		0.24	0.41		0.47		1.39
2002
Income from continuing operations	$0.26	(e)	0.22	0.29	(e)	0.33		1.10	(e)
Income (loss) from discontinued operations	(0.12)		(0.01)	0.02		0.06		(0.05)
Net income	0.14	(e)	0.21	0.31	(e)	0.39		1.05	(e)

(a)	Gross margin represents sales less cost of sales.

(b)	Operating profit represents income from continuing operations before income taxes, interest expense, net and non-operating income.

(c)	Includes asset impairment charge of $1 million.

(d)	Includes asset impairment charge of $6 million.

(e)	As more fully described in note 2, in applying EITF 90-16 to the first quarter of 2002, the $18 million Northern charge recorded within discontinued operations would have been classified as continuing operations. Similarly, the $1 million benefit recorded in the third quarter of 2002 would have been classified as continuing operations. Income from continuing operations for the first and third quarters would have been $20 million and $44 million, respectively. Diluted earnings per share would have been $0.14 and $0.30 for the first and third quarters, respectively. Reported net income for the first quarter and third quarters would have remained unchanged. After achieving divestiture accounting for Northern in the fourth quarter of 2002, these amounts would have been reclassified to reflect the results as shown above and as originally reported by the Company. As such, the Company has not amended these prior filings.

(f)	Cumulative effect of accounting change became further diluted during the second quarter, and therefore is not shown in the year-to-date amount.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report. All selected financial data have been restated for discontinued operations.

	2003	2002	2001		2000		1999
	($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$4,779	4,509	4,379		4,356		4,263
Gross margin	1,477	1,344	1,308		1,309		1,164	(1)
Selling, general and administrative expenses	987	928	923		975		985
Restructuring charges (income)	1	(2)	34		1		85
Depreciation and amortization	147	149	154		151		169
Interest expense, net	18	26	24		22		51
Other income	—	(3)	(2)		(16)		(223)
Income from continuing operations	209	162	111	(4)	107	(4)	59	(4)
Cumulative effect of accounting change (2)	(1)	—	—		(1)		8
Basic earnings per share from continuing operations	1.47	1.15	0.79	(4)	0.78	(4)	0.43	(4)
Basic earnings per share from cumulative effect of accounting change	—	—	—		(0.01)		0.06
Diluted earnings per share from continuing operations	1.40	1.10	0.77	(4)	0.77	(4)	0.43	(4)
Diluted earnings per share from cumulative effect of accounting change	—	—	—		(0.01)		0.06
Common stock dividends declared	0.15	0.03	—		—		—
Weighted-average common shares outstanding (in millions)	141.6	140.7	139.4		137.9		137.2
Weighted-average common shares outstanding assuming dilution (in millions)	152.9	150.8	146.9		139.1		138.2
Financial Condition
Cash and cash equivalents	$448	357	215		109		162
Merchandise inventories	920	835	793		730		697
Property and equipment, net	644	636	637		684		754
Total assets	2,689	2,486	2,300		2,278		2,525
Short-term debt	—	—	—		—		71
Long-term debt and obligations under capital leases	335	357	399		313		418
Total shareholders’ equity	1,375	1,110	992		1,013		1,139
Financial Ratios
Return on equity (ROE)	16.8%	15.4	11.1		10.0		5.4
Operating profit margin	7.2%	6.0	4.5		4.2		(1.8)
Income from continuing operations as a percentage of sales	4.4%	3.6	2.5	(4)	2.5	(4)	1.4	(4)
Net debt capitalization percent (3)	53.3%	58.6	61.1		60.9		61.2
Net debt capitalization percent (without present value of operating leases) (3)	—	—	15.6		16.8		22.3
Current ratio	2.8	2.2	2.0		1.5		1.5
Other Data
Capital expenditures	$144	150	116		94		152
Number of stores at year end	3,610	3,625	3,590		3,752		3,953
Total selling square footage at year end (in millions)	7.92	8.04	7.94		8.09		8.40
Total gross square footage at year end (in millions)	13.14	13.22	13.14		13.32		13.35

(1)	Includes a restructuring charge of $11 million related to inventory markdowns.

(2)	2003 relates to adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” (see note 1). 2000 reflects change in method of accounting for layaway sales. 1999 reflects change in method for calculating the market-related value of pension plan assets.

(3)	Represents total debt, net of cash and cash equivalents and excludes the effect of an interest rate swap of $1 million that reduced long-term debt at January 31, 2004.

(4)	As more fully described in note 2, applying the provisions of EITF 90-16, income from continuing operations for 2001, 2000 and 1999 would have been reclassified to include the results of the Northern Group. Accordingly, income from continuing operations would have been $91 million, $57 million and $17 million, respectively. As such basic earnings per share would have been $0.65, $0.42 and $0.13 for fiscal 2001, 2000 and 1999, respectively. Diluted earnings per share would have been $0.64, $0.41 and $0.13 for fiscal 2001, 2000 and 1999, respectively. However, upon achieving divestiture accounting in the fourth quarter of 2002, the results would have been reclassified to reflect the results as shown above and as originally reported by the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent accountants on matters of accounting principles or practices.

Item 9A.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report has been made known to them in a timely fashion.

The Company’s Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting. There have been no material changes in the Company’s internal controls, or in the factors that could materially affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART III

Item 10.  Directors and Executive Officers of the Company

(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth immediately following Item 4 in Part I.

(c)	Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)	Information on our audit committee financials experts is contained in the Proxy Statement under the section captioned “Committees of the Board of Directors” and is incorporated herein by reference.

(e)	Information about the Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Board of Directors, is set forth under the heading “Code of Business Conduct” under the Corporate Governance section of the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Directors Compensation and Benefits” through and including the section captioned “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information set forth in the Proxy Statement under the sections captioned “Equity Compensation Plan Information” and “Beneficial Ownership of the Company’s Stock” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information about the principal accountant fees and services is set forth under the section captioned “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s pre-approval policies and procedures is set forth in the section captioned “Audit Committee Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) (a)(2) Financial Statements

The list of financial statements required by this item is set forth in Item 8. “Consolidated Financial Statements and Supplementary Data.“

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 60 through 63. The exhibits filed with this report immediately follow the index.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of the year ended January 31, 2004:

Form 8-K, dated November 6, 2003, under Items 7 and 12, reporting the Company’s sales results for the third quarter of 2003.

Form 8-K, dated November 19, 2003, under Items 7 and 12, reporting operating results for the third quarter of 2003.

Form 8-K, dated November 19, 2003, under Items 5 and 7, reporting an amendment to the Rights Agreement between the Company and The Bank of New York.

Form 8-K, dated January 14, 2004, under Item 5, reporting that a Form 144 filed with the Securities and Exchange Commission by the Company’s President and Chief Executive Officer was filed in error.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

Matthew D. Serra Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 5, 2004, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra Chairman of the Board, President and Chief Executive Officer	Bruce L. Hartman Executive Vice President and Chief Financial Officer

/s/ ROBERT W. MCHUGH Robert W. McHugh Vice President and Chief Accounting Officer

/s/ J. CARTER BACOT J. Carter Bacot Lead Director	/s/ JAMES E. PRESTON James E. Preston Director

/s/ PURDY CRAWFORD Purdy Crawford Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director

/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair Director

/s/ PHILIP H. GEIER JR. Philip H. Geier Jr. Director	/s/ CHERYL N. TURPIN Cheryl N. Turpin Director

/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC
INDEX OF EXHIBITS REQUIRED
BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE
WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)
Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).

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

3(ii)
By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 (the “May 5, 2001 Form 10-Q”), filed by the Registrant with the SEC on June 13, 2001).

4.1
The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).

4.2	Amendment No. 4 to the Rights Agreement dated as of November 19, 2003 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the SEC on November 20, 2003).
4.3
Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).

4.4	Form of 8 1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
4.5
Indenture dated as of June 8, 2001 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-64930) previously filed by the Registrant with the SEC).

4.6
Form of 5.50% Convertible Subordinated Note (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 333-64930) previously filed by the Registrant with the SEC).

4.7
Registration Rights Agreement dated as of June 8, 2001 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-64930) previously filed by the Registrant with the SEC).

Exhibit No. in Item 601 of Regulation S-K	Description
4.8
Distribution Agreement dated July 13, 1995 and Forms of Fixed Rate and Floating Rate Notes (incorporated herein by reference to Exhibits 1, 4.1 and 4.2, respectively, to the Registrant’s Form 8-K dated July 13, 1995).

10.1
1986 Foot Locker Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995, filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).

10.2
Amendment to the 1986 Foot Locker Stock Option Plan (incorporated herein by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).

10.3	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the 1994 Form 10-K).
10.4
Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998 (the “1997 Form 10-K”)).

10.5
Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).

10.6
Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

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
10.11
Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003 (the August 2, 2003 Form 10-Q”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.12	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.13
Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.14	Foot Locker Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 Form 10-K).
10.15	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.16
Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.17	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).
10.18	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.19
Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995 (the “October 28, 1995 Form 10-Q”)).

10.20
Employment Agreement with Matthew D. Serra dated as of January 21, 2003 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended February 1, 2003 filed by the Registrant with the SEC on May 19, 2003 (the “2002 Form 10-K”)).

10.21	Restricted Stock Agreement with Matthew D. Serra dated as of March 4, 2001 (incorporated herein by reference to Exhibit 10.3 to the May 5, 2001 Form 10-Q).
10.22	Restricted Stock Agreement with Matthew D. Serra dated as of February 2, 2003 (incorporated herein by reference to Exhibit 10.22 to the 2002 Form 10-K).
10.23
Restricted Stock Agreement with Matthew D. Serra dated as of September 11, 2003 (incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Registrant with the SEC on December 15, 2003).

10.24
Foot Locker Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 (the “October 31, 1998 Form 10-Q”)).

10.25
Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the “1999 Form 10-K”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.26	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.27	Foot Locker, Inc. Directors’ Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant’s October 28, 1995 Form 10-Q).
10.28	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).
10.29	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the 1998 Form 10-K).
10.30	Fourth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of July 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the August 2, 2003 Form 10-Q).
10.31	Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 10-K).
10.32
Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002 filed by the Registrant with the SEC on September 12, 2002 (the “August 3, 2002 Form 10-Q”)).

10.33	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the August 2, 2003 Form 10-Q).
12	Computation of Ratio of Earnings to Fixed Charges.
18	Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 Form 10-K).
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer Pursuant to 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.