Form 10-Q
period 2004-05-01
FOOT LOCKER INC
filed 2004-06-08
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

Commission file no. 1-10299

FOOT LOCKER, INC.

(Exact name of registrant as specified in its charter)

New York	13-3513936

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 W. 34th Street, New York, New York	10120

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (212) 720-3700

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Number of shares of Common Stock outstanding at May 28, 2004: 145,418,788

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	May 1, 2004	May 3, 2003	January 31, 2004

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$392	$306	$448
Merchandise inventories	1,051	941	920
Assets of discontinued operations	2	2	2
Other current assets	151	90	149

	1,596	1,339	1,519
Property and equipment, net	640	626	644
Deferred taxes	191	233	194
Goodwill and intangible assets	232	222	232
Other assets	101	111	100

	$2,760	$2,531	$2,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$370	$344	$234
Accrued liabilities	279	254	300
Current portion of repositioning and restructuring reserves	1	3	1
Current portion of reserve for discontinued operations	7	15	8
Liabilities of discontinued operations	1	3	2
Current portion of long-term debt and obligations under capital leases	150	—	—

	808	619	545
Long-term debt and obligations under capital leases	182	358	335
Other liabilities	355	401	434

	1,345	1,378	1,314
Shareholders’ equity
Common stock and paid-in capital: 145,602,460, 141,986,116 and 144,008,667 shares, respectively	431	381	411
Retained earnings	1,171	980	1,132
Accumulated other comprehensive loss	(183)	(206)	(167)
Less: Treasury stock at cost: 178,922, 185,220 and 56,587 shares, respectively	(4)	(2)	(1)

Total shareholders’ equity	1,415	1,153	1,375

	$2,760	$2,531	$2,689

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended

	May 1, 2004	May 3, 2003

Sales	$1,186	$1,128
Costs and Expenses
Cost of sales	826	783
Selling, general and administrative expenses	248	241
Depreciation and amortization	34	37
Interest expense, net	4	5

	1,112	1,066

Income from continuing operations before income taxes	74	62
Income tax expense	27	23

Income from continuing operations	47	39
Income from disposal of discontinued operations	1	—
Cumulative effect of accounting change, net of income tax benefit of $-	—	(1)

Net income	$48	$38

Basic earnings per share:
Income from continuing operations	$0.33	$0.28
Income from discontinued operations	—	—
Cumulative effect of accounting change	—	(0.01)

Net income	$0.33	$0.27

Weighted-average common shares outstanding	143.6	141.1
Diluted earnings per share:
Income from continuing operations	$0.31	$0.27
Income from discontinued operations	—	—
Cumulative effect of accounting change	—	(0.01)

Net income	$0.31	$0.26

Weighted-average common shares assuming dilution	156.2	151.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended

	May 1, 2004	May 3, 2003

Net income	$48	$38
Other comprehensive (expense) income
Foreign currency translation adjustments arising during the period	(16)	5
Change in fair value of derivatives / reclassification adjustments, net of tax of $-	—	2

Comprehensive income	$32	$45

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirteen weeks ended

	May 1, 2004	May 3, 2003

From Operating Activities:
Net income	$48	$38
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Income from disposal of discontinued operations, net of tax	(1)	—
Cumulative effect of accounting change, net of tax	—	1
Depreciation and amortization	34	37
Deferred income taxes	6	10
Change in assets and liabilities:
Merchandise inventories	(140)	(101)
Accounts payable and other accruals	124	58
Pension contribution	(50)	(50)
Other, net	(29)	(4)

Net cash used in operating activities of continuing operations	(8)	(11)

From Investing Activities:
Lease acquisition costs	(8)	(6)
Escrow payments to acquire Footaction stores	(8)	—
Capital expenditures	(38)	(25)

Net cash used in investing activities of continuing operations	(54)	(31)

From Financing Activities:
Issuance of common stock, net	15	1
Dividends paid	(9)	(4)

Net cash provided by (used in) financing activities of continuing operations	6	(3)

Net Cash used in Discontinued Operations	—	(2)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	(4)

Net change in Cash and Cash Equivalents	(56)	(51)
Cash and Cash Equivalents at beginning of year	448	357

Cash and Cash Equivalents at end of interim period	$392	$306

Cash paid during the period:
Interest	$—	$—
Income taxes	$30	$17

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2004. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended May 1, 2004 are not necessarily indicative of the results expected for the year.

2.     Stock-Based Compensation

               The Company accounts for stock-based compensation by applying APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with APB No. 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 2003 and 1994 Stock Purchase Plans. The plans, which are compensatory as defined in SFAS No. 123, are non-compensatory as defined in APB No. 25. SFAS No. 123 requires disclosure of the impact on earnings per share if the fair value method of accounting for stock-based compensation is applied for companies electing to continue to account for stock-based plans under APB No. 25. Accounting for the Company’s stock-based compensation in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

	May 1, 2004	May 3, 2003

(in millions, except per share amounts)
Net income
As reported:	$48	$38
Compensation expense included in reported net income, net of income tax benefit	1	—
Total compensation exposure under fair value method for all awards, net of income tax benefit	(3)	(1)

Pro forma net income	$46	$37

Basic earnings per share:
As reported	$0.33	$0.27
Pro forma	$0.32	$0.27
Diluted earnings per share:
As reported	$0.31	$0.26
Pro forma	$0.30	$0.26

3.     Goodwill and Intangible Assets

               The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2004 and 2003, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

Goodwill (in millions)	May 1, 2004	May 3, 2003	January 31, 2004

Athletic Stores	$56	$56	$56
Direct-to-Customers	80	80	80

	$136	$136	$136

Intangible Assets (in millions)	May 1, 2004	May 3, 2003	January 31, 2004

Intangible assets not subject to amortization	$2	$2	$2
Intangible assets subject to amortization, net of accumulated amortization of $52 million, $39 million and $51 million, respectively	94	84	94

	$96	$86	$96

Total	$232	$222	$232

               Intangible assets not subject to amortization relate to the Company’s U.S. defined benefit retirement plan.

               The net intangible asset activity during the first quarter of 2004 is primarily a result of additional lease acquisition costs of $8 million offset by the effect of foreign exchange rates of $5 million, resulting from the decline in the euro as compared with the U.S. dollar, and amortization expense of $3 million.

               Finite life intangible assets comprise lease acquisition costs, which are required to secure prime lease locations and other lease rights, primarily in Europe. The weighted-average amortization period as of May 1, 2004 was approximately 12.3 years. Amortization expense for lease acquisition costs was approximately $3 million and $2 million for the first quarters of 2004 and 2003, respectively. Annual estimated amortization expense for lease acquisition costs is expected to be approximately $12 million for 2004 and 2005, approximately $11 million for 2006 and 2007 and approximately $10 million for 2008.

4.     Derivative Financial Instruments

               Net changes in the fair value of derivatives financial instruments designated as hedges and losses recognized in the income statement related to settled contracts amounted to $1 million, net of tax, during the quarter ended May 1, 2003. These changes were not material for the quarter ended May 1, 2004.

               The impact of cash flow hedges that were classified as ineffective during the quarters ended May 1, 2004 and May 3, 2003 was not material. The changes in fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses, in both periods.

               The fair value of derivative contracts outstanding at May 1, 2004 comprised non-current assets of $4 million, current liabilities of $1 million and non-current liabilities of $5 million.

5.     Asset Retirement Obligations

               The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Company may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. On February 2, 2003, the Company recorded a liability of $2 million for the expected present value of future retirement obligations, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. Accretion and amortization expense recorded during the first quarters of 2004 and 2003 were not material. The liability at May 1, 2004 and May 3, 2003 was $3 million and $2 million, respectively.

6.     Discontinued Operations

               On January 23, 2001, the Company announced that it was exiting its 694 store Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly-owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the “Note”). Another wholly-owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note.  The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E “Accounting for Divestiture of a Subsidiary or Other Business Operation,” as a “transfer of assets and liabilities under contractual arrangement” as no cash proceeds were received and the consideration comprised the Note, the repayment of which is dependent on the future successful operations of the business.

               An agreement in principle had been reached during December 2002 to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest, and further, the Company agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). During the fourth quarter of 2002, circumstances had changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture. Accordingly, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million).

               On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment.  At May 1, 2004 and May 1, 2003, US$2 million and US$4 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. All principal and interest payments have been received timely and in accordance with the terms of the Note.

               As indicated above, as the assignor of the Northern Canada leases, the Company remained secondarily liable under those leases.  As of May 1, 2004, the Company estimates that its gross contingent lease liability is between CAD$45 to $49 million (approximately US$33 to $35 million).  The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that it is unlikely that it would be required to make such contingent payments.

               The remaining reserve balance of $1 million at May 1, 2004 is expected to be utilized within twelve months.

               The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below:

Northern Group (in millions)

	Balance 1/31/2004	Net Usage *	Charge/ (Income)	Balance 5/1/2004

Other costs	$ 2	$ (1)	$ —	$ 1

* Net usage includes effect of foreign exchange translation adjustments

               In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. During the first quarter of 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

               In 1997, the Company exited its Domestic General Merchandise segment. In 2002, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment has filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Company. There are currently several actions pending against this subsidiary by former landlords for the lease obligations.  The Company recorded charges totaling $3 million, after-tax, related to certain of these actions. The Company estimates the gross contingent lease liability related to the remaining actions as approximately $4 million.  The Company believes that it may have valid defenses; however, the outcome of these actions cannot be predicted with any degree of certainty.

               The remaining reserve balances for these three discontinued segments totaled $17 million as of May 1, 2004, $6 million of which is expected to be utilized within twelve months and the remaining $11 million thereafter.

               Disposition activities related to the reserves are presented below:

(in millions)
International General Merchandise

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

The Bargain! Shop – Real estate & lease liabilities	$ 5	$ —	$ —	$ 5

Specialty Footwear

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

Real estate & lease liabilities	$ 2	$ —	$ —	$ 2

Domestic General Merchandise

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

Real estate & lease liabilities	$ 6	$ —	$ —	$ 6
Legal and other costs	4	—	—	4

Total	$ 10	$ —	$ —	$ 10

The following is a summary of the assets and liabilities of discontinued operations:

(in millions)	Northern Group	Specialty Footwear	Domestic General Merchandise	Total

5/1/2004
Assets	$—	$—	$2	$2
Liabilities	1	—	—	1

Net liabilities of discontinued operations	$(1)	$—	$2	$1

5/3/2003
Assets	$—	$—	$2	$2
Liabilities	1	—	2	3

Net liabilities of discontinued operations	$(1)	$—	$—	$(1)

1/31/2004
Assets	$—	$—	$2	$2
Liabilities	1	—	1	2

Net liabilities of discontinued operations	$(1)	$—	$1	$—

               The Northern Group assets and liabilities of discontinued operations primarily comprised the Northern Group stores in the U.S. The net assets of the Specialty Footwear and Domestic General Merchandise segments consist primarily of fixed assets and accrued liabilities.

7.     Repositioning and Restructuring Programs

1999 Restructuring

               Total restructuring charges of $96 million before-tax were recorded in 1999 for the Company’s restructuring program to sell or liquidate eight non-core businesses. The restructuring plan also included an accelerated store-closing program in North America and Asia, corporate headcount reduction and a distribution center shutdown. The dispositions of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game!, Weekend Edition and the store-closing program were essentially completed in 2000. Of the original 1,400 planned terminations associated with the store-closing program, approximately 200 positions were retained as a result of the continued operation of 32 of the stores.  In 2001, the Company completed the sales of The San Francisco Music Box Company (“SFMB”) and the assets related to its Burger King and Popeye’s franchises. The termination of the Maumelle distribution center lease was completed in 2002.

               In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings.  During the second quarter of 2003, the Company recorded a charge of $1 million, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010, while the remaining store leases expired on January 31, 2004. As of May 1, 2004, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $4 million.

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

               Disposition activity related to the reserves within the restructuring programs is presented below.

1999 Restructurings
(in millions)

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

Real estate	$1	$—	$—	$1

1993 Repositioning and 1991 Restructuring
(in millions)

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

Real estate	$1	$—	$—	$1
Other disposition costs	1	—	—	1

Total	$2	$—	$—	$2

Total Restructuring Reserves (in millions)

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 5/1/2004

Real estate	$2	$—	$—	$2
Other disposition costs	1	—	—	1

Total	$3	$—	$—	$3

               The remaining reserve balances totaled $3 million at May 1, 2004, of which, $1 million is expected to be utilized within the next twelve months and the remaining $2 million thereafter.

8.     Earnings Per Share

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

	Thirteen weeks ended

(in millions)	May 1, 2004	May 3, 2003

Numerator:
Income from continuing operations	$47	$39
Effect of Dilution:
Convertible debt	1	1

Income from continuing operations assuming dilution	$48	$40

Denominator:
Weighted-average common shares outstanding	143.6	141.1
Effect of Dilution:
Stock options and awards	3.1	0.7
Convertible debt	9.5	9.5

Weighted-average common shares assuming dilution	156.2	151.3

               Options to purchase 1.0 million and 6.8 million shares of common stock were not included in the computation for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

(in millions)	May 1, 2004	May 3, 2003	January 31, 2004

Foreign currency translation adjustments	$—	$(10)	$16
Minimum pension liability adjustment	(182)	(198)	(182)
Fair value of derivatives designated as hedges	(1)	2	(1)

	$(183)	$(206)	$(167)

10.     Segment Information

               Sales and division results for the Company’s reportable segments for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

(in millions)	Thirteen weeks ended

	May 1, 2004	May 3, 2003

Athletic Stores	$1,100	$1,041
Direct-to-Customers	86	87

Total sales	$1,186	$1,128

Operating Results:

(in millions)	Thirteen weeks ended

	May 1, 2004	May 3, 2003

Athletic Stores	$82	$75
Direct-to-Customers	11	9

Division profit	93	84
Corporate expense, net	15	17

Operating profit	78	67
Interest expense, net	4	5

Income from continuing operations before income taxes	$74	$62

11.     Retirement Plans and Other Benefits

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

               The following are the components of net periodic pension benefit cost for the thirteen weeks ended May 1, 2004 and May 3, 2003:

(in millions)	May 1, 2004	May 3, 2003

Service cost	$2	$2
Interest cost	10	11
Expected return on assets	(11)	(12)
Net amortization:
Unrecognized prior service benefit	—	—
Unrecognized net loss	3	3

Net periodic pension benefit cost	$4	$4

 The following are the components of the net postretirement benefit income for the thirteen weeks ended May 1, 2004 and May 3, 2003:

(in millions)	May 1, 2004	May 3, 2003

Service cost	$—	$—
Interest cost	—	—
Net amortization of unrecognized prior service benefit	—	—
Amortization of net gain	(3)	(3)

Net postretirement benefit income	$(3)	$(3)

               The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $50 million to its pension plans during 2004, to the extent that the contributions were tax deductible.  As of May 1, 2004, $50 million of contributions have been made.

               In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Detailed regulations necessary to implement the Act have not yet been issued, including those that would specify the manner in which actuarial equivalency must be determined.  However, management believes that the health care benefits it provides to retirees will not be considered actuarially equivalent to Medicare Part D and therefore, the Company would not be eligible to receive the Federal subsidy.

12.     Convertible Subordinated Notes

               On April 20, 2004, the Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem all of its $150 million outstanding 5.5 percent convertible subordinated notes, effective June 4, 2004, as provided by the terms of the notes.  As a result of this redemption notification, the Company expects that most holders will convert their notes into shares of Foot Locker, Inc. common stock, on or before June 3, 2004 at a conversion price of $15.806 per share.  This expectation is based on Foot Locker, Inc.’s common stock continuing to trade at a price greater than $16.30 per share, equal to the conversion price of $15.806 multiplied by the redemption price of 103.1 percent of the principal amount of the notes. The redemption price on June 4, 2004 is equal to 103.1 percent of the principal amount of the note, together with accrued interest to, but excluding, the date fixed for redemption.

13.     Subsequent Events

          a)     Acquisition

                  The Company closed its purchase of approximately 350 Footaction stores from Footstar, Inc. on May 7, 2004. Footstar, Inc. had filed for Chapter 11 bankruptcy protection on March 2, 2004; consequently, the disposition of its Footaction stores was conducted under a Bankruptcy Code Section 363 sale process.  The U.S. Bankruptcy Court approved the sale on April 21, 2004 and the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2004.

               As of May 1, 2004, $8 million was deposited into escrow, pending the closing of the purchase.  The Company intends to integrate the Footaction business into the Athletic Stores segment and operate the majority of the stores under the Footaction name. The Company will subsequently allocate the purchase price of approximately $225 million based upon an independent appraisal report, which is anticipated to be received within the next few months. The purchase price is subject to certain closing adjustments in accordance with the purchase agreement and will increase for direct costs related to the acquisition.

               The agreement to acquire the Footaction stores is in line with the Company’s strategic priorities, including the acquisition of compatible athletic footwear and apparel retail companies.

          b)     Term Loan and Amended Revolving Credit Facility

                  The Company elected to finance a portion of the Footaction stores’ purchase price and on May 19, 2004 obtained a 5-year, $175 million amortizing term loan with the bank group participating in its existing revolving credit facility.  The initial interest rate on the LIBOR-based, floating-rate loan is 2.625 percent.  The Company also amended and extended its revolving credit agreement to 2009 to coincide with the final maturity of the term loan. Closing and upfront fees totaling approximately $2 million were paid for the term loan and the amendment to the revolver.  These fees, as well as the remaining unamortized fees on the existing revolver, will be amortized over the five-year period.

          c)     Convertible Subordinated Notes

                 The Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem its entire $150 million outstanding 5.5 percent convertible subordinated notes, effective June 4, 2004.   By June 3, 2004, The Bank of New York had received notice from 100 percent of the holders of the notes of their election to convert their securities into shares of the Company’s common stock.  As of June 3, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

               Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.  The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs Sports.  The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

SALES AND GROSS MARGIN

               All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. All comparable-store sales increases and decreases exclude the impact of foreign currency fluctuations.

               Sales of $1,186 million for the first quarter of 2004 increased 5.1 percent from sales of $1,128 million for the first quarter of 2003. The sales increase was primarily driven by the performance of Foot Locker Europe, which benefited from new store openings and a favorable euro currency exchange rate. Sales in the U.S. Foot Locker formats contributed a moderate increase. Excluding the impact of foreign currency fluctuations, sales increased 1.9 percent as compared with the corresponding prior-year period. Comparable-store sales increased by 0.3 percent.

               Gross margin, as a percentage of sales, of 30.4 percent in the first quarter of 2004 declined by 20 basis points, as compared with 30.6 percent in the corresponding prior-year period. This decrease was primarily driven by an increase in markdowns, as a percentage of sales, to help maintain current inventories and an increased promotional environment in certain European countries.

STORE COUNT

               At May 1, 2004, the Company operated 3,587 stores, as compared with 3,610 at January 31, 2004. During the quarter ended May 1, 2004, the Company opened 21 stores, closed 44 stores and remodeled/relocated 119 stores.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended

	May 1, 2004	May 3, 2003

(in millions)
Athletic Stores	$1,100	$1,041
Direct-to-Customers	86	87

Total sales	$1,186	$1,128

               Athletic Stores sales increased by 5.7 percent primarily due to the additional stores in Europe and the strength of the euro’s performance against the U.S. dollar in the first quarter of 2004 as compared with the first quarter of 2003. Excluding the effect of foreign currency fluctuations, sales increased 2.1 percent. Comparable-store sales increased 0.3 percent. The sale of classic footwear continued to be the key driver during the first quarter of 2004 while the Company continued to benefit from exclusive offerings from its primary suppliers, such as the Nike 20 pack line. Private-label apparel products also generated strong sales gains during the first quarter of 2004.

               Classic footwear sales during the first quarter of 2004 have resulted in a lower average selling price per unit. Management believes that the current sales trend of classic footwear will continue for the remainder of 2004. However, management expects the Company to gain access to higher price point marquee footwear and  believes that the fashion trend will return to more technical based footwear.  The Company’s inventory position as of the end of the first quarter of 2004 is well positioned to accommodate the second quarter acquisition of the Footaction stores.

               Direct-to-Customers sales remained relatively unchanged for the thirteen weeks ended May 1, 2004, as compared with the corresponding prior-year period. Internet sales increased by 14.3 percent to $48 million, as compared with the corresponding period in the prior year. This increase in Internet sales was offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs and then make their purchases via the Internet.

Operating Results

               Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

	Thirteen weeks ended

(in millions)	May 1, 2004	May 3, 2003

Athletic Stores	$82	$75
Direct-to-Customers	11	9

Division profit	93	84
Corporate expense, net	15	17

Operating profit	78	67
Interest expense, net	4	5

Income from continuing operations before income taxes	$74	$62

               Athletic Stores division profit increased by 9.3 percent for the first quarter of 2004 as compared with the corresponding prior-year period. Division profit, as a percentage of sales, increased to 7.5 percent in the first quarter of 2004 from 7.2 percent in the corresponding prior-year period. The increase in the first quarter of 2004 was primarily a result of lower selling, general and administrative expenses, as a percentage of sales, offset in part by increased markdowns.

               Direct-to-Customers division profit increased 22.2 percent for the thirteen weeks ended May 1, 2004, as compared with the corresponding period ended May 3, 2003. The increase in division profit is a result of reducing certain catalog costs during the first quarter of 2004, as well as improvements in the gross margin. Division profit, as a percentage of sales, increased to 12.8 percent in the first quarter of 2004 from 10.3 percent in the corresponding prior-year period.

               Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  The decrease in corporate expense in the first quarter of 2004 was primarily related to reductions in compensation costs.

RESULTS OF OPERATIONS

               Selling, general and administrative expenses (“SG&A”) of $248 million increased by $7 million or 2.9 percent in the first quarter of 2004 as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A remained essentially flat.  SG&A, as a percentage of sales, decreased to 20.9 percent for the thirteen weeks ended May 1, 2004 as compared to 21.4 percent in the corresponding prior-year period.

               Depreciation and amortization decreased by $3 million in the first quarter of 2004 to $34 million compared with $37 million for the first quarter of 2003.

               Net interest expense of $4 million decreased by $1 million for the thirteen weeks ended May 1, 2004 as compared with the corresponding prior-year period. Interest expense decreased to $6 million for the thirteen weeks ended May 1, 2004 from $7 million for the thirteen weeks ended May 3, 2003. The decrease was primarily attributable to the lower debt balance as the Company repurchased $19 million of the 8.50 percent debentures payable in 2022 during the second half of 2003. Interest income was $2 million for both the thirteen weeks ended May 1, 2004 and May 3, 2003.

               The Company’s effective tax rate for the thirteen weeks ended May 1, 2004 was approximately 36.8 percent as compared with approximately 36.4 percent for the corresponding prior-year period. The effective tax rate during the first quarter of 2003 included the impact of state tax law changes and a higher proportion of earnings being attributed to lower tax jurisdictions. The Company expects its effective tax rate to approximate 37 percent for the remainder of 2004.

               Income from continuing operations of $47 million, or $0.31 per diluted share, for the thirteen weeks ended May 1, 2004, improved by $0.04 per diluted share from $39 million, or $0.27 per diluted share, for the thirteen weeks ended May 3, 2003. For the quarter ended May 1, 2004, the Company reported net income of $48 million, or $0.31 per diluted share, compared with net income of $38 million, or $0.26 per diluted share for the corresponding prior-year period. During the first quarter of 2004, the Company recorded income from discontinued operations of $1 million, after tax, related to a refund of customs duties related to certain of the businesses that comprised the Specialty Footwear segment. The first quarter of 2003 included an after-tax charge of $1 million, or $0.01 per diluted share, related to the adoption of SFAS No. 143, which was reflected as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

               Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility, which was amended on May 19, 2004.  As a result of the amendment, the credit facility maturity date was extended to May 2009 from July 2006. Other than $25 million to meet letter of credit requirements, this revolving credit facility was not used during the first quarter of 2004.   The Company generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

               The Company closed its purchase of approximately 350 Footaction stores from Footstar, Inc. on May 7, 2004 for a purchase price of approximately $225 million. The Company elected to finance a portion of the Footaction stores’ purchase price through a 5-year, $175 million amortizing term loan with the bank group participating in its existing revolving credit facility.  The loan was obtained on May 19, 2004 simultaneously with the amendment to the revolving credit agreement.

               On April 20, 2004, the Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem all of its $150 million outstanding 5.5 percent convertible subordinated notes, effective June 4, 2004.  By June 3, 2004, The Bank of New York had received notice from 100 percent of the holders of the notes of their election to convert their securities into shares of the Company’s common stock.  As of June 3, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued.

               Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to fund the integration and operations of the Footaction stores, to make planned pension contributions for the Company’s retirement plans, to fund quarterly dividend payments and support the development of its short-term and long-term strategies.

               Any materially adverse reaction to customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases, risks associated with foreign global sourcing or economic conditions worldwide and the integration of the Footaction stores could affect the ability of the Company to continue to fund its needs from business operations.

               Net cash used in operating activities of continuing operations was $8 million and $11 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. The Company contributed $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004.  The U.S. contribution was made in advance of ERISA requirements.

               Net cash used in investing activities of continuing operations of $54 million and $31 million for the first quarters of 2004 and 2003, respectively, reflected capital expenditures and lease acquisition costs. During the first quarter of 2004, the Company deposited into escrow $8 million for the purchase of approximately 350 Footaction stores.  Total projected capital expenditures (inclusive of anticipated capital expenditures for the Footaction stores) of $180 million for 2004 comprise $106 million for new store openings and modernizations of existing stores, $42 million for the development of information systems and other support facilities, $21 million of lease acquisition costs, primarily related to the securing of leases for the Company’s European operations and $11 million of costs related to the Foot Locker Europe distribution center expansion. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

               Financing activities for the Company’s continuing operations provided net cash of $6 million for the thirteen weeks ended May 1, 2004 as compared to net cash used of $3 million for the thirteen weeks ended May 3, 2003. The Company declared and paid a $0.06 per share dividend during the first quarter of 2004 totaling $9 million as compared to a $0.03 per share dividend during the first quarter of 2003, which totaled $4 million. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $15 million and $1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

               Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws.  All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including, but not limited to, the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution, the presence of severe acute respiratory syndrome, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, and the ability of the Company to execute its business plans effectively with regard to each of its business units, including its plans for the marquee and launch footwear component of its business and its plans for the integration of the Footaction stores.  Any changes in such assumptions or factors could produce significantly different results.  The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

               The Company is involved in claims, proceedings and litigation, arising from the operation of its business and incident to the sale and disposition of businesses that have occurred in past years.  Management does not believe that the outcome of such proceedings will have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                This table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2004:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)

Feb. 1, 2004 through Feb. 28, 2004	136,407	$24.28	—	$50,000,000

Feb. 29, 2004 through Apr. 3, 2004	15,540	25.65	—	50,000,000

Apr. 4, 2004 through May 1, 2004	—	—	—	50,000,000

Total	151,947	$24.42	—

(1)   These columns reflect (i) shares purchased in connection with stock swaps and (ii) the surrender to the Company of 136,407 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)   On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock, no purchases have been made under this program.  This authorization will terminate on February 3, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

(b)	Reports on Form 8-K
Form 8-K, dated February 5, 2004, under Items 7 and 12, reporting the Company’s sales results for the fourth quarter and full year of 2003.

Form 8-K, dated March 2, 2004, under Items 7 and 12, reporting the Company’s operating results for the fourth quarter and full year of 2003.

Form 8-K, dated April 20, 2004, under Items 5 and 7, announcing that the Company had notified the Bank of New York, as Trustee under the indenture, of the Company’s intention to redeem all of its outstanding convertible subordinated notes, effective June 4, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.

(Company)

Date: June 8, 2004	/s/ BRUCE L. HARTMAN

BRUCE L. HARTMAN
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description

10	Restricted Stock Agreement with Matthew D. Serra dated as of February 18, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.