Form 10-Q
period 2004-07-31
FOOT LOCKER INC
filed 2004-09-08
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Number of shares of Common Stock outstanding at August 27, 2004: 155,665,049

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	July 31, 2004	August 2, 2003	January 31, 2004

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$399	$332	$448
Merchandise inventories	1,166	948	920
Assets of discontinued operations	2	2	2
Other current assets	156	98	149

	1,723	1,380	1,519
Property and equipment, net	694	621	644
Deferred taxes	208	256	194
Goodwill and intangible assets	392	223	232
Other assets	89	109	100

	$3,106	$2,589	$2,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$475	$339	$234
Accrued liabilities	293	259	300
Current portion of repositioning and restructuring reserves	1	4	1
Current portion of reserve for discontinued operations	8	17	8
Liabilities of discontinued operations	2	2	2
Current portion of long-term debt and obligations under capital leases	18	—	—

	797	621	545
Long-term debt and obligations under capital leases	339	348	335
Other liabilities	318	428	434

	1,454	1,397	1,314
Shareholders’ equity
Common stock and paid-in capital: 155,704,339, 142,262,025 and 144,008,667 shares, respectively	587	385	411
Retained earnings	1,244	1,012	1,132
Accumulated other comprehensive loss	(178)	(204)	(167)
Less: Treasury stock at cost: 48,922, 66,124 and 56,587 shares, respectively	(1)	(1)	(1)

Total shareholders’ equity	1,652	1,192	1,375

	$3,106	$2,589	$2,689

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended

	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Sales	$1,268	$1,123	$2,454	$2,251
Costs and Expenses
Cost of sales	900	792	1,726	1,575
Selling, general and administrative expenses	268	233	516	474
Depreciation and amortization	37	38	71	75
Restructuring charge	2	1	2	1
Interest expense, net	4	4	8	9
Other income, net	—	—	—	—

	1,211	1,068	2,323	2,134

Income from continuing operations before income taxes	57	55	131	117
Income tax expense	12	18	39	41

Income from continuing operations	45	37	92	76

Income (loss) on disposal of discontinued operations, net of income tax benefit of $37 in 2004 and $1 in 2003, respectively	37	(1)	38	(1)
Cumulative effect of accounting change, net of income tax of $-	—	—	—	(1)

Net income	$82	$36	$130	$74

Basic earnings per share:
Income from continuing operations	$0.30	$0.26	$0.63	$0.54
Income (loss) from discontinued operations	0.25	(0.01)	0.26	(0.01)
Cumulative effect of accounting change	—	—	—	—

Net income	$0.55	$0.25	$0.89	$0.53

Weighted-average common shares outstanding	150.8	141.3	147.1	141.2

Diluted earnings per share:
Income from continuing operations	$0.29	$0.25	$0.60	$0.52
Income (loss) from discontinued operations	0.24	(0.01)	0.24	(0.01)
Cumulative effect of accounting change	—	—	—	—

Net income	$0.53	$0.24	$0.84	$0.51

Weighted-average common shares assuming dilution	157.1	152.1	156.6	151.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended

	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Net income	$82	$36	$130	$74
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	5	3	(11)	8
Change in fair value of derivatives / reclassification adjustments, net of tax of $-, respectively	—	(1)	—	1

Comprehensive income	$87	$38	$119	$83

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Twenty-six weeks ended

	July 31, 2004	Aug. 2, 2003

From Operating Activities:
Net income	$130	$74
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Income) loss from disposal of discontinued operations, net of tax	(38)	1
Cumulative effect of accounting change, net of tax	—	1
Restructuring charge	2	1
Depreciation and amortization	71	75
Deferred income taxes	(6)	(14)
Change in assets and liabilities:
Merchandise inventories	(213)	(107)
Accounts payable and other accruals	235	55
Pension contribution	(50)	(50)
Other, net	(38)	18

Net cash provided by operating activities of continuing operations	93	54

From Investing Activities:
Lease acquisition costs	(15)	(9)
Acquisition of Footaction stores	(224)	—
Capital expenditures	(83)	(59)

Net cash used in investing activities of continuing operations	(322)	(68)

From Financing Activities:
Increase in long-term debt	175	—
Debt issuance costs	(2)	—
Issuance of common stock	27	5
Dividends paid	(18)	(8)

Net cash provided by (used in) financing activities of continuing operations	182	(3)

Net Cash used in Discontinued Operations	(1)	(3)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	(1)	(5)

Net change in Cash and Cash Equivalents	(49)	(25)
Cash and Cash Equivalents at beginning of year	448	357

Cash and Cash Equivalents at end of interim period	$399	$332

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$13	$13
Income taxes	$68	$39

Non-cash Financing Activities:
Common stock issued upon conversion of convertible debt	$150	$—
Debt issuance costs reclassified to equity upon conversion of convertible debt	$(3)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

                    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2004. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended July 31, 2004 are not necessarily indicative of the results expected for the year.

2.     Acquisition

                    The Company closed its purchase of 349 Footaction stores from Footstar, Inc. on May 7, 2004. Footstar, Inc. had filed for Chapter 11 bankruptcy protection on March 2, 2004; consequently, the disposition of its Footaction stores was conducted under a Bankruptcy Code Section 363 sale process.  The U.S. Bankruptcy Court approved the sale on April 21, 2004 and the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2004.  The agreement to acquire the Footaction stores is in line with the Company’s strategic priorities, including the acquisition of compatible athletic footwear and apparel retail companies. The Company’s consolidated results of operations include those of Footaction beginning with the date that the acquisition was consummated.

                    The Company integrated the Footaction business into the Athletic Stores segment and will operate the majority of the stores under the Footaction name. The purchase price of $224 million was increased for direct costs related to the acquisition totaling $5 million.  The direct costs include investment banking, legal and accounting fees and other costs. The Company has allocated the purchase price of approximately $229 million based, in part, upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. The allocation of the purchase price is detailed below:

(in millions)
Inventory	$38
Property and equipment	45
Intangible assets	29
Goodwill	126

Total assets	$238

Accounts payable and accrued liabilities (1)	5
Other liabilities (2)	4

Total liabilities	$9

Total purchase price	$229
Due to Footstar, Inc. (3)	(4)
Other amounts due and payable (4)	(1)

Cash paid as of July 31, 2004	$224

(1)

“Accounts payable and accrued liabilities” include approximately $3 million for anticipated payments to landlords to cancel two of the acquired leases. Also included is approximately $1 million of liabilities related to gift cards assumed. The remaining $1 million relates to transfer taxes and real estate charges assumed from Footstar, Inc. as part of the acquisition.

(2)	“Other liabilities” includes $4 million of liabilities assumed for leased locations with rents above their fair value.
(3)	“Due to Footstar, Inc. includes amounts payable to Footstar, Inc. for final purchase price adjustments.
(4)	“Other amounts due and payable” includes professional fees related to the transaction.

          In accordance with the purchase agreement, $13.7 million of the purchase price was deposited into an escrow account pending resolution of certain lease related issues. As of July 31, 2004, the Company and the respective landlords were in negotiation to resolve those issues.

3.     Term Loan and Amended Revolving Credit Facility

                    The Company elected to finance a portion of the Footaction stores’ purchase price, and on May 19, 2004 obtained a 5-year, $175 million amortizing term loan with the bank group participating in its existing revolving credit facility.  The initial interest rate on the LIBOR-based, floating-rate loan was 2.625 percent. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in years 2005 and 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. The Company also amended and extended its revolving credit agreement to 2009 to coincide with the final maturity of the term loan. Closing and upfront fees totaling approximately $2 million were paid for the term loan and the amendment to the revolver.  These fees, as well as the remaining unamortized fees on the existing revolver, are being amortized over the five-year period. The amended and restated revolving credit facility includes various financial covenants, with which the Company was in compliance as of July 31, 2004.

4.     Convertible Subordinated Notes

                    The Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem its entire $150 million outstanding 5.5 percent convertible subordinated notes, effective June 4, 2004.   By June 3, 2004, The Bank of New York had received notice from 100 percent of the holders of the notes of their election to convert their securities into shares of the Company’s common stock.  As of June 3, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued. The Company reclassified the remaining $3 million of unamortized deferred costs related to the original issuance of the convertible debt to equity as a result of the conversion.

5.     Goodwill and Intangible Assets

                   The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2004 and 2003, the Company completed its annual reviews of goodwill, which did not result in an impairment charge. The goodwill assigned to the Footaction acquisition is expected to be tested for impairment at the Company’s next scheduled evaluation, which is the first day of the 2005 fiscal year.

Goodwill (in millions)	July 31, 2004	August 2, 2003	January 31, 2004

Athletic Stores	$181	$56	$56
Direct-to-Customers	80	80	80

	$261	$136	$136

Intangible Assets (in millions)	July 31, 2004	August 2, 2003	January 31, 2004

Intangible assets not subject to amortization	$2	$2	$2
Intangible assets subject to amortization, net of accumulated amortization of $56 million, $42 million and $51 million, respectively	129	85	94

	$131	$87	$96

Total	$392	$223	$232

Intangible assets not subject to amortization relate to the Company’s U.S. defined benefit retirement plan.

                    The changes in the carrying amount of goodwill and intangibles subject to amortization for the twenty-six weeks ended July 31, 2004 are as follows:

	Jan. 31, 2004	Acquisitions (a)	Additions	Amortization / Other (b)	July 31, 2004	Weighted Average Useful Life in Years

Goodwill	$136	$126	$—	$(1)	$261

Finite life intangible assets
Lease acquisition costs	$94	$—	$15	$(9)	$100	12.1
Trademark	—	21	—		21	20.0
Loyalty program	—	1	—	—	1	2.0
Favorable leases	—	7	—	—	7	4.7

Total	$94	$29	$15	$(9)	$129	12.7

(a)  Attributable to acquisition of 349 Footaction stores.
(b)  Includes effect of foreign currency translation.

                    Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles, as a result of the Footaction purchase, are the trademark for the Footaction name, amounts paid for leased locations with rents below their fair value and amounts paid to obtain names of members associated with the loyalty program.

                    Amortization expense for the intangibles subject to amortization was approximately $4 million and $3 million for the second quarters of 2004 and 2003, respectively, and $7 million and $5 million for the first half of 2004 and 2003, respectively. Annual estimated amortization expense for lease acquisition costs is expected to be approximately $13 million for 2004, 2005 and 2006, approximately $12 million for 2007 and approximately $11 million for 2008.

6.     Asset Retirement Obligations

                    The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the value of the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Company may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. The Company recorded a liability of $2 million for the expected present value of future retirement obligations on February 2, 2003, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. Accretion, amortization expense and effects of foreign exchange translation recorded during the first half of 2004 and 2003 were not material. The liability at July 31, 2004 and August 2, 2003 was $4 million and $2 million, respectively.

7.     Derivative Financial Instruments

                    The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately.

                    Beginning in the second quarter of 2004, the Company began to implement new strategies to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Such strategies may at times include holding a variety of derivative instruments, which includes entering into forwards and option contracts, whereby the changes in the fair value of these financial instruments are charged to the statements of operations immediately.

                    Derivative financial instrument qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the items being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

                    The primary currencies to which the Company is exposed are the euro, the British Pound and the Canadian Dollar. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a forward contract’s time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The Company enters into other forward contracts to hedge intercompany royalty cash flows that are denominated in foreign currencies. The effective portion of gains and losses associated with these forward contracts is reclassified from accumulated other comprehensive income or loss to selling, general and administrative expenses in the same quarter as the underlying intercompany royalty transaction occurs.

                    The Company has hedged forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive income or loss to be reclassified to earnings within twelve months.  The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings.

                    Changes in fair values and reclassifications for settled contracts during the thirteen and twenty-six week periods of 2004 were not material. Accumulated comprehensive income decreased by approximately $1 million after-tax due to changes in the fair values of derivative financial instruments designated as hedges and reclassified to the statements of operations for settled contracts during the second quarter of 2003 and increased by $1 million after-tax for the 2003 year to date period.

                    The impact of cash flow hedges that were classified as ineffective during the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 was not material. The changes in fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses, in both periods.

                    The fair value of derivative contracts outstanding at July 31, 2004 comprised current assets of $1 million, current liabilities of $3 million and non-current liabilities of $5 million.

8.     Income Taxes

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

                    As mentioned in the Company’s Form 10-K for the year ending January 31, 2004, the Internal Revenue Service (“IRS”) indicated that it was going to conduct a survey of the Company’s income tax returns for the years from 1999-2001 and had begun an examination for the 2002 year and a voluntary pre-filing review for 2003. During the second quarter of 2004, the IRS completed its survey of the 1999-2001 years and its examination of the 2002 year. The IRS and the Company have come to an agreement on the pre-filing review of the Company’s income tax return for 2003. As a result of these actions by the IRS, during the second quarter of 2004, the Company reduced its income tax provision for Continuing Operations by $7.1 million and Discontinued Operations by $37 million. The reduction in Continuing Operations was principally related to U.S. taxation of the Company’s foreign operations. The reduction in Discontinued Operations related to previously discontinued foreign businesses.

                    During the second quarter of 2004, the Commonwealth of Puerto Rico concluded an examination of the Company’s branch income tax returns, including an income tax audit, for the years 1994 through 1999 and a branch profit tax audit for the years 1994 through 2002. As a result, the Company reduced its income tax provision for Continuing Operations by $2.1 million.

9.     Discontinued Operations

                    On January 23, 2001, the Company announced that it was exiting its 694-store Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the “Note”). Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note.  The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E “Accounting for Divestiture of a Subsidiary or Other Business Operation,” as a “transfer of assets and liabilities under contractual arrangement” as no cash proceeds were received and the consideration comprised the Note, the repayment of which was dependent on the future successful operations of the business.

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

                    On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment.  At July 31, 2004 and August 2, 2003, US$3 million and US$1 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. All principal and interest payments have been received timely and in accordance with the terms of the Note.

                    As indicated above, as the assignor of the Northern Canada leases, the Company remained secondarily liable under those leases.  As of July 31, 2004, the Company estimates that its gross contingent lease liability is between CAD$38 to $42 million (approximately US$29 to $32 million).  The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that it is unlikely that it would be required to make such contingent payments.  The remaining reserve balance of $2 million at July 31, 2004 is expected to be utilized within twelve months.

                    The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below:

Northern Group (in millions)

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Other costs	$2	$—	$—	$2

                    In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. During the first quarter of 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

                    In 1997, the Company exited its Domestic General Merchandise segment. In 2002, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment has filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Company. Two of the actions brought against this subsidiary by former landlords on lease obligations remain unresolved as of July 31, 2004 and the associated gross contingent lease liability, related to these two leases, is approximately $3 million. The Company recorded charges totaling $3 million, after-tax, related to certain of these actions, as well as others that have been settled, during the second and fourth quarters of 2003. The Company believes that it may have valid defenses; however, the outcome of the remaining actions cannot be predicted with any degree of certainty.

                    During the second quarter of 2004, the Company recorded $37 million of income tax benefit in discontinued operations as a result of achieving resolution of U.S. income tax examinations.

                    The remaining reserve balances for these three discontinued segments totaled $16 million as of July 31, 2004, $6 million of which is expected to be utilized within twelve months and the remaining $10 million thereafter.

                    Disposition activities related to the reserves are presented below:

(in millions)
International General Merchandise
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

The Bargain! Shop – Real estate & lease liabilities	$5	$—	$—	$5

Specialty Footwear
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Real estate & lease liabilities	$2	$1	$(1)	$2

Domestic General Merchandise
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Real estate & lease liabilities	$6	$—	$—	$6
Legal and other costs	4	(1)	—	3

Total	$10	$(1)	$—	$9

10.     Repositioning and Restructuring Programs

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

                    In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings.  During the second quarter of 2003 and 2004, the Company recorded a charge of $1 million and $2 million, respectively, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010, while the remaining store leases expired on January 31, 2004. As of July 31, 2004, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $4 million, however, the Company believes that this liability may be settled for an amount lower than the gross obligation due to potential subleases that may be obtained during the lease term.  Accordingly, at July 31, 2004 the reserve balance is $2 million.

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

                    Disposition activity related to the reserves within the restructuring programs is presented below.

1999 Restructurings (in millions)
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Real estate	$1	$(1)	$2	$2

1993 Repositioning and 1991 Restructuring (in millions)
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Real estate	$1	$—	$—	$1
Other disposition costs	1	—	—	1

Total	$2	$—	$—	$2

Total Restructuring Reserves (in millions)
	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 7/31/2004

Real estate	$2	$(1)	$2	$3
Other disposition costs	1	—	—	1

Total	$3	$(1)	$2	$4

                    The remaining reserve balances totaled $4 million at July 31, 2004, of which, $1 million is expected to be utilized within the next twelve months and the remaining $3 million thereafter.

11.     Earnings Per Share

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

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Numerator:
Income from continuing operations	$45	$37	$92	$76
Effect of Dilution:
Convertible debt (1)	1	1	2	2

Income from continuing operations assuming dilution	$46	$38	$94	$78

Denominator:
Weighted-average common shares outstanding	150.8	141.3	147.1	141.2
Effect of Dilution:
Stock options and awards	3.0	1.3	3.1	1.0
Convertible debt (1)	3.3	9.5	6.4	9.5

Weighted-average common shares assuming dilution	157.1	152.1	156.6	151.7

(1) By June 3, 2004, 100 percent of the convertible notes were converted to equity.

                    Options to purchase 1.7 million and 4.0 million shares of common stock were not included in the computation for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively.  Options to purchase 1.3 million and 5.7 million shares of common stock were not included in the computation for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively.  These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

12.     Accumulated Other Comprehensive Loss.

Accumulated other comprehensive loss was comprised of the following:

(in millions)	July 31, 2004	August 2, 2003	January 31, 2004

Foreign currency translation adjustments	$5	$(7)	$16
Minimum pension liability adjustment	(182)	(198)	(182)
Fair value of derivatives designated as hedges	(1)	1	(1)

	$(178)	$(204)	$(167)

13.     Segment Information

                    Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively, are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

                    The operations of the Footaction stores have been included in the Athletic Segment as a result of the Company’s review of its operating segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company assigned the stores to the segment based on its method of internal reporting, which disaggregates its business by product category. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

Sales:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Athletic Stores	$1,194	$1,050	$2,294	$2,091
Direct-to-Customers	74	73	160	160

Total Sales	$1,268	$1,123	$2,454	$2,251

Operating results:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Athletic Stores	$80	$68	$162	$143
Direct-to-Customers	6	8	17	17

	86	76	179	160
All Other (1)	(2)	(1)	(2)	(1)

Total division profit	84	75	177	159
Corporate expense	23	16	38	33

Operating profit	61	59	139	126
Non-operating income	—	—	—	—
Interest expense, net	4	4	8	9

Income from continuing operations before income taxes	$57	$55	$131	$117

(1)	The disposition of all other formats presented as “All Other” was completed in 2001. All periods presented represent restructuring charges associated with the SFMB closure.

14.     Retirement Plans and Other Benefits

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

                    The following are the components of net periodic pension benefit cost for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Service cost	$3	$2	$5	$4
Interest cost	9	11	19	22
Expected return on assets	(10)	(12)	(21)	(24)
Net Amortization:
Unrecognized prior service cost	—	—	—	—
Unrecognized net loss	2	2	5	5

Net periodic pension benefit cost	$4	$3	$8	$7

                    The following are the components of the net postretirement benefit income for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Net amortization of unrecognized prior service benefit	(1)	(1)	(1)	(1)
Amortization of net gain	(4)	(5)	(7)	(8)

Net postretirement benefit income	$(4)	$(5)	$(7)	$(8)

                    The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $50 million to its pension plans during 2004, to the extent that the contributions were tax deductible. As of July 31, 2004, $50 million of contributions have been made. The Company expects to make additional payments of $1 million for its non-qualified plans throughout the remainder of the year. The Company may accelerate a portion of its planned February 2005 contribution, or approximately $56 million, in September 2004 to its U.S. qualified pension plan.

                    In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. Management has concluded that the health care benefits that it provides to retirees is not actuarially equivalent to Medicare Part D and therefore, the Company will not be eligible to receive the Federal subsidy.

15.     Stock-Based Compensation

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

                    Accounting for the Company’s stock-based compensation in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net income, as reported:	$82	$36	$130	$74
Add: Stock-based employee compensation expense included in reported net income, net of income tax benefit	1	—	2	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefit	3	1	6	2

Pro forma net income	$80	$35	$126	$73

Basic earnings per share:
As reported	$0.55	$0.25	$0.89	$0.53
Pro forma	$0.53	$0.25	$0.86	$0.51
Diluted earnings per share:
As reported	$0.53	$0.24	$0.84	$0.51
Pro forma	$0.52	$0.24	$0.82	$0.50

16.     Subsequent Event

                    On August 20, 2004, the Company received a contingent payment, which was based upon a certain transaction, from the purchasers of the Northern Group of CAD$1 million. Based upon this payment the contingency was settled, the CAD$17.5 million Note executed on May 6, 2003 was cancelled and a new note was issued for the remaining principal balance of CAD$15.5 million. Prior to the receipt of this payment, an additional payment of CAD$1 million had been received on January 15, 2004, which aided in decreasing the remaining balance on the Note. The terms of the new note are substantially the same as the May 6, 2003 Note including the expiration date and interest payment terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

                    Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.  The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction (beginning May 2004).  The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

SALES AND GROSS MARGIN

                    All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. All comparable-store sales increases and decreases exclude the impact of foreign currency fluctuations. All references to comparable store sales for the thirteen and twenty-six weeks ended July 31, 2004 exclude the acquisition of Footaction.

                    Sales of $1,268 million for the second quarter of 2004 increased 12.9 percent from sales of $1,123 million for the second quarter of 2003. For the twenty-six weeks ended July 31, 2004, sales of $2,454 million increased 9.0 percent from sales of $2,251 million for the twenty-six weeks ended August 2, 2003. The sales increases were primarily driven by the addition of the Footaction stores which were acquired near the beginning of the second quarter of 2004. Footaction sales amounted to $104 million for the thirteen and twenty-six weeks ended July 31, 2004. Excluding the impact of foreign currency fluctuations, sales for the thirteen and twenty-six week periods ended July 31, 2004 increased 11.2 percent and 6.6 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 0.5 percent and 0.1 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively.

                    Gross margin, as a percentage of sales, of 29.0 percent and 29.7 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively, declined as compared with 29.5 and 30.0 percent, respectively, in the corresponding prior-year periods. Excluding the impact of Footaction, gross margin, as a percentage of sales would have been 30.5 percent and 30.4 percent for the thirteen and twenty-six week periods ending July 31, 2004, respectively. Footaction recorded markdowns to properly position the inventories for the back-to-school selling season. Additionally, markdowns, as a percentage of sales, were increased as a result of the promotional environment in certain European countries, in particular, France, Germany and the U.K.

STORE COUNT

                    At July 31, 2004, the Company operated 3,958 stores, as compared with 3,610 at January 31, 2004. During the first half of 2004, the Company opened 61 stores, acquired 349 stores, closed 62 stores, and remodeled/relocated 167 stores.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Athletic Stores	$1,194	$1,050	$2,294	$2,091
Direct-to-Customers	74	73	160	160

Total Sales	$1,268	$1,123	$2,454	$2,251

                    Athletic Stores sales increased by 13.7 percent and 9.7 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively, primarily due to the additional sales from the newly acquired Footaction stores, additional stores in Europe, and the strength of the euro’s performance against the U.S. dollar in the first half of 2004 as compared with the same period of 2003.  Excluding the impact of the Footaction stores, sales increased 3.8 percent and 4.7 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively, as compared with the corresponding prior-year periods.  Excluding the effect of foreign currency fluctuations, Athletic Stores’ sales increased 11.8 percent and 7.1 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively. As compared with the corresponding periods of the prior year. Comparable-store sales decreased 0.7 percent and 0.2 percent for the second quarter and first half of 2004, respectively. The sale of classic footwear continued to be the key driver during the first and second quarters of 2004 while the Company continued to benefit from exclusive offerings from its primary suppliers. Private-label apparel products also generated strong sales gains during the first half of 2004.  Classic footwear sales during the first quarter of 2004 resulted in a lower average selling price per unit.  However, average selling prices began to increase in the second quarter of 2004 as the Company has regained greater access to higher price point marquee footwear and the fashion trend is beginning to return to more technical based footwear.

                    Direct-to-Customers sales remained relatively unchanged for the thirteen weeks and twenty-six weeks ended July 31, 2004, as compared with the corresponding prior-year period. Internet sales increased by 15.0 and 14.7 percent to $44 million and $92 million, for the thirteen and twenty-six weeks ended July 31, 2004, respectively, as compared with the corresponding prior year periods. These increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs and then make their purchases via the Internet.

Operating Results

                    Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Operating results:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003

Athletic Stores	$80	$68	$162	$143
Direct-to-Customers	6	8	17	17

	86	76	179	160
Restructuring charge (1)	(2)	(1)	(2)	(1)

Division profit	84	75	177	159
Corporate expense	23	16	38	33

Operating profit	61	59	139	126
Non-operating income	—	—	—	—
Interest expense, net	4	4	8	9

Income from continuing operations before income taxes	$57	$55	$131	$117

(1)	All periods presented represent restructuring charges associated with the SFMB closure which was completed in 2001.

                    Athletic Stores division profit increased by 17.6 percent and 13.3 percent for the second quarter and first half of 2004, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 6.7 percent and 7.1 percent in the second quarter and first half of 2004, respectively, from 6.5 percent and 6.8 percent in the corresponding prior-year periods.  These increases in the second quarter and first half of 2004 were primarily a result of lower selling, general and administrative expenses, as a percentage of sales, offset in part by the Footaction format loss of $5 million.

                    Direct-to-Customers division profit decreased 25.0 percent for the thirteen weeks ended July 31, 2004, as compared with the corresponding period ended August 2, 2003. The decrease in division profit is a result of an increase in certain catalog costs related to expanded catalog circulation during the second quarter of 2004. Division profit, as a percentage of sales, decreased to 8.1 percent in the second quarter from 11.0 percent in the corresponding prior-year period. Direct-to-Customers division profit and division profit, as a percentage of sales, remained relatively the same for the twenty-six weeks ended July 31, 2004 as compared with the twenty-six weeks ended August 2, 2003.

                    Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  The increases in corporate expense in the second quarter and first half of 2004 were primarily related to $5 million of Footaction integration costs and increased personnel costs. Integration costs represent incremental costs directly related to the Footaction acquisition and were primarily related to expenses incurred to re-merchandise the Footaction stores during the first three months of operations.

RESULTS OF OPERATIONS

                    Selling, general and administrative expenses (“SG&A”) of $268 million increased by $35 million or 15.0 percent in the second quarter of 2004 as compared with the corresponding prior-year period.  SG&A of $516 million increased by $42 million or 8.9 percent in the first half of 2004 as compared with the corresponding prior-year period.  Excluding the effect of foreign currency fluctuations, SG&A increased $33 million for both the thirteen and twenty-six weeks ended July 31, 2004 as compared with the corresponding prior year periods, of which $26 million related to Footaction.  SG&A, as a percentage of sales, increased to 21.1 percent for the thirteen weeks ended July 31, 2004 as compared with 20.7 percent in the corresponding prior-year period.  SG&A, as a percentage of sales, remained relatively flat for the twenty-six weeks ended July 31, 2004 as compared with the corresponding prior-year period. Excluding Footaction, SG&A, as a percentage of sales, was 20.8 percent and 20.9 percent for the thirteen and twenty-six weeks ended July 31, 2004, respectively.

                    Depreciation and amortization decreased by $1 million in the second quarter of 2004 to $37 million as compared with $38 million for the second quarter of 2003.  Depreciation and amortization decreased by $4 million in the first half of 2004 to $71 million as compared with $75 million for the first half of 2003.  These declines were a result of older assets becoming fully depreciated offset by an increase in depreciation associated with Footaction assets of $2 million in both 2004 periods.

                    Net interest expense of $4 million remained essentially flat for the second quarters of 2004 and 2003, and decreased to $8 million from $9 million, or 11.1 percent for the first half of 2004, as compared with the corresponding prior-year period. Interest expense remained flat at $6 million for the second quarters of 2004 and 2003, and decreased to $12 million for the twenty-six weeks ended July 31, 2004 from $13 million as compared with the corresponding prior year period. The decreases in both the quarter and year-to-date periods were primarily attributable to the lower debt balance as $150 million of its 5.5 percent convertible subordinated notes were converted to equity in June 2004 and repurchased $19 million of the 8.50 percent debentures payable in 2022 during the second half of 2003. These decreases were offset by an increase resulting from the interest from the new term loan that commenced in May 2004.  Interest income was $2 million for the thirteen weeks ended July 31, 2004 and August 2, 2003.  Interest income was $4 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003.

                    The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 31, 2004 were approximately 20.8 percent and 29.8 percent as compared with approximately 32.7 percent and 34.7 percent for the corresponding prior-year periods.  The lower effective tax rate during 2004 included tax benefits of $9.2 million recorded in the second quarter of 2004 from favorable determinations by taxing authorities.  During the second quarter of 2003, the Company recorded $2 million of tax benefits related to multi-state tax planning strategies.  These tax planning strategies resulted in a reduction in the valuation allowance. The Company expects its effective tax rate to approximate 37 percent for each of the remaining quarters of 2004.

                    During the second quarter of 2004, the Company recorded $37 million income tax benefit resulting from the resolution of U.S income tax examinations related to discontinued businesses.  During the first quarter of 2004, the Company recorded income from discontinued operations of $1 million, after tax, related to a refund of customs duties related to certain of the businesses that comprised the Specialty Footwear segment. The first quarter and year-to-date periods of 2003 included an after-tax charge of $1 million, or $0.01 per diluted share, related to the adoption of SFAS No. 143, which was reflected as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

                    Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility, which was amended on May 19, 2004.  As a result of the amendment, the credit facility maturity date was extended to May 2009 from July 2006. Other than $24 million to meet letter of credit requirements, this revolving credit facility was not used during the first half of 2004.  The Company generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

                    The Company closed its purchase of 349 Footaction stores from Footstar, Inc. on May 7, 2004 for a purchase price of approximately $229 million (including direct costs related to the acquisition of $5 million). The Company elected to finance a portion of the Footaction stores’ purchase price through a 5-year, $175 million amortizing term loan with the bank group participating in its existing revolving credit facility.  The loan was obtained on May 19, 2004 simultaneously with the amendment to extend the revolving credit agreement’s expiration date.

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

                    Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to fund the operations of the Footaction stores, to make planned pension contributions for the Company’s retirement plans, to fund quarterly dividend payments and support the development of its short-term and long-term strategies.

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

                    Net cash provided by operating activities of continuing operations was $93 million and $54 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Inventories increased $213 million, excluding the impact of foreign currency fluctuations, which was primarily related to the addition of the Footaction stores. The Company’s inventory position as of the end of the second quarter of 2004 is well positioned to meet the back-to-school demand. The Company contributed $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004.  The U.S. contribution was made in advance of ERISA requirements.

                    Net cash used in investing activities of continuing operations were $322 million and $68 million for the first half of 2004 and 2003, respectively. During the first half of 2004, the Company paid $224 million for the purchase of 349 Footaction stores.  Total projected capital expenditures (inclusive of anticipated capital expenditures for the Footaction stores) of $180 million for 2004 comprise $108 million for new store openings and modernizations of existing stores, $40 million for the development of information systems and other support facilities, $21 million of lease acquisition costs, primarily related to the securing of leases for the Company’s European operations and $11 million of costs related to the Foot Locker Europe distribution center expansion. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

                    Financing activities for the Company’s continuing operations provided net cash of $182 million for the twenty-six weeks ended July 31, 2004 as compared with net cash used of $3 million for the twenty-six weeks ended August 2, 2003. The $175 million amortizing term loan was obtained on May 19, 2004 simultaneously with the amendment to extend the revolving credit agreement’s expiration date.  The Company declared and paid a $0.06 per share dividend during the first and second quarters of 2004 totaling $18 million as compared with a $0.03 per share dividend during the first and second quarters of 2003, which totaled $8 million. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $27 million and $5 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

                    The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately.

                    Beginning in the second quarter of 2004, the Company began to implement new strategies to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Such strategies may at times include holding a variety of derivative instruments, which includes entering into forwards and option contracts, whereby the changes in the fair value of these financial instruments are charged to the statements of operations immediately.

                    Derivative financial instrument qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the items being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

                    The primary currencies to which the Company is exposed are the euro, the British Pound and the Canadian Dollar. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a forward contract’s time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The Company enters into other forward contracts to hedge intercompany royalty cash flows that are determinated in foreign currencies. The effective portion of gains and losses associated with these forward contracts is reclassified from accumulated other comprehensive loss to selling, general and administrative expenses in the same quarter as the underlying intercompany royalty transaction occurs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company’s annual meeting of shareholders was held on May 26, 2004.  There were represented at the meeting, in person or by proxy, 134,774,698 shares of Common Stock, par value $0.01 per share, which represented 92.8 percent of the shares outstanding on April 2, 2004, the record date for the meeting.

(b)

Each of James E. Preston, Matthew D. Serra, Christopher A. Sinclair and Dona D. Young was elected as a director in Class I for a three-year term ending at the annual meeting of shareholders of the Company in 2007.  All of these individuals previously served as directors of the Company.  J. Carter Bacot, Purdy Crawford, Nicholas DiPaolo, Philip H. Geier Jr., Jarobin Gilbert Jr., David Y. Schwartz and Cheryl Nido Turpin, having previously been elected directors of the Company for terms continuing beyond the 2004 annual meeting of shareholders, continue in office as directors of the Company.

(c)	The matters voted upon and the results of the voting were as follows:

(1)     Election of Directors:

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

James E. Preston	129,957,539	4,817,159	0
Matthew D. Serra	129,107,339	5,667,359	0
Christopher A. Sinclair	131,055,699	3,718,999	0
Dona D. Young	127,862,010	6,912,688	0

(2)     Proposal to ratify the appointment of independent accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes

129,351,037	5,315,345	108,316	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

(b)	Reports on Form 8-K
Form 8-K, dated May 6, 2004, under Items 7 and 12, reporting the Company’s sales results for the first quarter of 2004.

Form 8-K, dated May 7, 2004, under Items 5 and 7, announcing the closing of the Company’s purchase of approximately 350 Footaction stores from Footstar, Inc.

Form 8-K, dated May 19, 2004, under Item 5 announcing that the Company entered into a five-year $175 million amortizing loan with its existing bank group and amended and extended to 2009 its revolving credit agreement; and under Items 7 and 12, reporting the Company’s operating results for the first quarter of 2004.

Form 8-K, dated June 4, 2004, under Items 5 and 7, announcing the conversion of 100 percent of the Company’s $150 million 5.5 percent convertible subordinated notes into approximately 9.5 million new shares of Foot Locker, Inc. Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
(Company)

Date: September 8, 2004
/s/ BRUCE L. HARTMAN

BRUCE L. HARTMAN
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description

10.1	Fifth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of May 19, 2004.

10.2	Form of Nonstatutory Stock Option Award Agreement for Executive Officers.

10.3	Form of Incentive Stock Option Award Agreement for Executive Officers.

10.4	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors.

10.5

Asset Purchase Agreement between Footstar, Inc., Certain of its Subsidiaries, FL Specialty Operations LLC, FL Retail Operations LLC, Foot Locker Stores, Inc., Foot Locker Retail, Inc. and Foot Locker, Inc. (solely for purposes of Sections 6.6, 6.8, 6.9, and 13.10), dated as of April 13, 2004, which closed on May 7, 2004 (“Footstar Purchase Agreement”).

10.6	First Amendment Agreement dated as of April 28, 2004 to the Footstar Purchase Agreement.

10.7	Second Amendment Agreement dated as of May 7, 2004 to the Footstar Purchase Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.