Form 10-Q
period 2004-10-30
FOOT LOCKER INC
filed 2004-12-07
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Number of shares of Common Stock outstanding at November 26, 2004: 155,911,270

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	October 30, 2004	November 1, 2003	January 31, 2004

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$249	$305	$448
Merchandise inventories	1,291	1,077	920
Assets of discontinued operations	1	2	2
Other current assets	154	102	149

	1,695	1,486	1,519
Property and equipment, net	700	620	644
Deferred taxes	204	253	194
Goodwill and intangible assets	410	227	232
Other assets	97	112	100

	$3,106	$2,698	$2,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$420	$375	$234
Accrued liabilities	243	265	300
Current portion of repositioning and restructuring reserves	1	4	1
Current portion of reserve for discontinued operations	7	16	8
Liabilities of discontinued operations	2	2	2
Current portion of long-term debt and obligations under capital leases	18	—	—

	691	662	545
Long-term debt and obligations under capital leases	346	336	335
Other liabilities	324	438	434

	1,361	1,436	1,314
Shareholders’ equity
Common stock and paid-in capital: 155,964,018, 142,853,718 and 144,008,667 shares, respectively	593	390	411
Retained earnings	1,308	1,069	1,132
Accumulated other comprehensive loss	(155)	(196)	(167)
Less: Treasury stock at cost: 57,081, 70,733 and 56,587 shares, respectively	(1)	(1)	(1)

Total shareholders’ equity	1,745	1,262	1,375

	$3,106	$2,698	$2,689

See Accompanying Notes to Condensed Consolidated Financial Statements.

*

The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles  for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Sales	$1,366	$1,194	$3,820	$3,445
Costs and Expenses
Cost of sales	941	805	2,667	2,380
Selling, general and administrative expenses	270	250	786	724
Depreciation and amortization	38	37	109	112
Restructuring charge	—	—	2	1
Interest expense, net	4	5	12	14

	1,253	1,097	3,576	3,231

Income from continuing operations before income taxes	113	97	244	214
Income tax expense	39	35	78	76

Income from continuing operations	74	62	166	138

Income (loss) on disposal of discontinued operations, net of income tax benefit of $37 and $1, respectively	—	—	38	(1)
Cumulative effect of accounting change, net of income tax of $-	—	—	—	(1)

Net income	$74	$62	$204	$136

Basic earnings per share:
Income from continuing operations	$0.47	$0.43	$1.11	$0.97
Income (loss) from discontinued operations	—	—	0.25	(0.01)
Cumulative effect of accounting change	—	—	—	—

Net income	$0.47	$0.43	$1.36	$0.96

Weighted-average common shares outstanding	154.5	141.7	149.6	141.4
Diluted earnings per share:
Income from continuing operations	$0.47	$0.41	$1.07	$0.93
Income (loss) from discontinued operations	—	—	0.24	(0.01)
Cumulative effect of accounting change	—	—	—	—

Net income	$0.47	$0.41	$1.31	$0.92

Weighted-average common shares assuming dilution	157.4	153.2	156.9	152.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Net income	$74	$62	$204	$136
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	22	9	11	17
Change in fair value of derivatives / reclassification adjustments, net of tax of $1 in 2004 and $- in 2003, respectively	1	(1)	1	—

Comprehensive income	$97	$70	$216	$153

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirty-nine weeks ended

	Oct. 30, 2004	Nov. 1, 2003

From Operating Activities:
Net income	$204	$136
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Income) loss from disposal of discontinued operations, net of tax	(38)	1
Cumulative effect of accounting change, net of tax	—	1
Restructuring charge	2	1
Depreciation and amortization	109	112
Deferred income taxes	7	(8)
Change in assets and liabilities:
Merchandise inventories	(327)	(228)
Accounts payable and other accruals	126	87
Pension contribution	(106)	(50)
Other, net	28	38

Net cash provided by operating activities of continuing operations	5	90

From Investing Activities:
Lease acquisition costs	(16)	(14)
Acquisitions	(244)	—
Capital expenditures	(127)	(92)

Net cash used in investing activities of continuing operations	(387)	(106)

From Financing Activities:
Increase (decrease) in long-term debt	175	(17)
Debt issuance costs	(2)	—
Issuance of common stock	30	9
Dividends paid	(28)	(13)

Net cash provided by (used in) financing activities of continuing operations	175	(21)

Net Cash provided by (used in) Discontinued Operations	1	(6)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	7	(9)

Net change in Cash and Cash Equivalents	(199)	(52)
Cash and Cash Equivalents at beginning of year	448	357

Cash and Cash Equivalents at end of interim period	$249	$305

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$15	$13
Income taxes	$95	$52
Non-cash Financing Activities:
Common stock issued upon conversion of convertible debt	$150	$—
Debt issuance costs reclassified to equity upon conversion of convertible debt	$3	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2004. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended October 30, 2004 are not necessarily indicative of the results expected for the year.

2.     Acquisitions

               The Company consummated its purchase of 349 Footaction stores from Footstar, Inc. on May 7, 2004. Footstar, Inc. had filed for Chapter 11 bankruptcy protection on March 2, 2004; consequently, the disposition of its Footaction stores was conducted under a Bankruptcy Code Section 363 sale process.  The U.S. Bankruptcy Court approved the sale on April 21, 2004 and the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2004.  The agreement to acquire the Footaction stores was in line with the Company’s strategic priorities, including the acquisition of compatible athletic footwear and apparel retail companies. The Company’s consolidated results of operations include those of Footaction beginning with the date that the acquisition was consummated.

               The Company integrated the Footaction business into the Athletic Stores segment and is operating the majority of the stores under the Footaction name. The purchase price of $224 million was increased for direct costs related to the acquisition totaling $5 million.  The direct costs include investment banking, legal and accounting fees and other costs. The Company has allocated the purchase price of approximately $229 million based, in part, upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. The allocation of the purchase price is detailed below:

(in millions)

Inventory	$38
Property and equipment	45
Intangible assets	29
Goodwill	126

Total assets	$238

Accounts payable and accrued liabilities (1)	5
Other liabilities (2)	4

Total liabilities	$9

Total purchase price	$229

(1)

“Accounts payable and accrued liabilities” include approximately $3 million for anticipated payments to landlords to cancel two of the acquired leases. Also included are approximately $1 million of liabilities related to gift cards assumed. The remaining $1 million relates to transfer taxes and real estate charges assumed from Footstar, Inc. as part of the acquisition.

(2)	“Other liabilities” includes $4 million of liabilities assumed for leased locations with rents above their fair value.

               In accordance with the purchase agreement, $13.7 million of the purchase price was deposited into an escrow account pending resolution of certain lease related issues. As of October 30, 2004, $10.7 million remained in escrow, for which the Company and the respective landlords were continuing negotiations.

               On October 18, 2004, the Company purchased 11 stores in the Republic of Ireland from the Champion Sports Group Limited, an athletic footwear and apparel company. The transaction, which was effected through a wholly owned subsidiary, will enable the Company to operate these stores under the Foot Locker brand as it integrates the stores into the Athletic Stores segment.  The stores are not included in the third quarter store count as they were in the process of being remodeled and were not open for operation.

               The Company has allocated the purchase price of approximately 13 million euro (approximately $16 million) based, in part, upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. The allocation of the purchase price is detailed below:

(in millions)

Intangible assets	$5
Goodwill	11

Total assets	$16

Total purchase price	$16
Other amounts due and payable (3)	(1)

Cash paid as of October 30, 2004	$15

(3)	“Other amounts due and payable” includes professional fees related to the transaction.

3.     Term Loan and Amended Revolving Credit Facility

               The Company elected to finance a portion of the Footaction stores’ purchase price, and on May 19, 2004 obtained a 5-year, $175 million amortizing term loan with the bank group participating in its existing revolving credit facility.  The initial interest rate on the LIBOR-based, floating-rate loan was 2.625 percent. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in years 2005 and 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. The Company also amended and extended its revolving credit agreement to 2009 to coincide with the final maturity of the term loan. Closing and upfront fees totaling approximately $2 million were paid for the term loan and the amendment to the revolver.  These fees, as well as the remaining unamortized fees on the existing revolver, are being amortized over the five-year period. The amended and restated revolving credit facility includes various financial covenants, with which the Company was in compliance as of October 30, 2004.

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

5.     Goodwill and Intangible Assets

               The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2004 and 2003, the Company completed its annual review of goodwill, which did not result in an impairment charge. The goodwill assigned to the Footaction acquisition is expected to be tested for impairment at the Company’s next scheduled evaluation, which is the first day of the 2005 fiscal year.  The goodwill associated with the 11 newly acquired Republic of Ireland stores will be combined and tested with the other Foot Locker stores in Europe.

Goodwill (in millions)	October 30, 2004	November 1, 2003	January 31, 2004

Athletic Stores	$193	$56	$56
Direct-to-Customers	80	80	80

	$273	$136	$136

Intangible Assets (in millions)	October 30, 2004	November 1, 2003	January 31, 2004

Intangible assets not subject to amortization	$5	$2	$2
Intangible assets subject to amortization, net of accumulated amortization of $63 million, $46 million and $51 million, respectively	132	89	94

	$137	$91	$96

Total	$410	$227	$232

               Intangible assets not subject to amortization relate to the Company’s U.S. defined benefit retirement plan of $2 million and the trademark associated with the Republic of Ireland acquisition of $3 million.

               The changes in the carrying amount of goodwill and intangibles subject to amortization for the thirty-nine weeks ended October 30, 2004 are as follows:

(in millions)	Jan. 31, 2004	Acquisitions (1)	Additions	Amortization / Other (2)	Oct. 30, 2004	Weighted- Average Useful Life in Years

Goodwill	$136	$137	$—	$—	$273

Finite life intangible assets
Lease acquisition costs	$94	$—	$16	$(8)	$102	12.2
Trademark	—	21	—	(1)	20	20.0
Loyalty program	—	1	—	—	1	2.0
Favorable leases	—	9	—	—	9	4.1

Total	$94	$31	$16	$(9)	$132	12.6

(1)	Attributable to acquisition of 349 Footaction stores and 11 stores in the Republic of Ireland.
(2)	Includes effect of foreign currency translation.

               Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles, as a result of the Footaction and Republic of Ireland purchases, are the trademark for the Footaction name, amounts paid for leased locations with rents below their fair value for both acquisitions and amounts paid to obtain names of the Footaction chain members associated with the loyalty program.

               Amortization expense for the intangibles subject to amortization was approximately $4 million and $3 million for the third quarters of 2004 and 2003, respectively, and $12 million and $8 million for the thirty-nine week periods in 2004 and 2003, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $17 million for 2004, $19 million for 2005, $18 million for 2006, $17 million for 2007 and $14 million for 2008.

6.     Asset Retirement Obligations

               The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of February 2, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made. The carrying amount of the related long-lived asset shall be increased by the same amount as the liability and that amount will be amortized over the useful life of the underlying long-lived asset. The difference between the fair value and the ultimate liability will be accreted over time using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. Asset retirement obligations of the Company may at any time include structural alterations to store locations and equipment removal costs from distribution centers required by certain leases. The Company recorded a liability of $2 million for the expected present value of future retirement obligations on February 2, 2003, increased property and equipment by $1 million and recognized a $1 million after tax charge for the cumulative effect of the accounting change. Accretion, amortization expense and effects of foreign exchange translation recorded during the third quarter and year-to-date periods of 2004 and 2003 were not significant. The liability at October 30, 2004 and November 1, 2003 was $4 million and $2 million, respectively.

7.     Derivative Financial Instruments

               The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, principally related to third party and intercompany transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss will be recognized in earnings immediately.

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

               The Company has hedged forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive income or loss to be reclassified to earnings within twelve months.  The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings during the current period.

               Accumulated comprehensive income increased by approximately $1 million, after-tax, due to changes in the fair values of derivative financial instruments designated as hedges and reclassified to the statements of operations for settled contracts during the third quarter and year-to-date periods of 2004. Accumulated comprehensive income decreased by approximately $1 million, after-tax, due to changes in the fair values of derivative financial instruments designated as hedges and reclassified to the statements of operations for settled contracts during the third quarter of 2003. The year-to-date period ended November 1, 2003 was not significant.

               The impact of cash flow hedges that were classified as ineffective during the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 was not significant. The changes in fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses, in all periods.

               The fair value of derivative contracts outstanding at October 30, 2004 comprised current assets of $1 million, non-current assets of $2 million, and current liabilities of $3 million.

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

               As mentioned in the Company’s Form 10-K for the year ending January 31, 2004, the Internal Revenue Service (“IRS”) indicated that it would conduct a survey of the Company’s income tax returns for the years from 1999-2001 and had begun an examination for the 2002 year and a voluntary pre-filing review for 2003. During the second quarter of 2004, the IRS completed its survey of the 1999-2001 years and its examination of the 2002 year. The IRS and the Company have come to an agreement on the pre-filing review of the Company’s income tax return for 2003. As a result of these actions by the IRS, during the second quarter of 2004, the Company reduced its income tax provision for Continuing Operations by $7.1 million and Discontinued Operations by $37 million. The reduction in Continuing Operations was principally related to U.S. taxation of the Company’s foreign operations. The reduction in Discontinued Operations related to previously discontinued foreign businesses.

               During the third quarter of 2004 the IRS completed its post-filing review of the Company’s income tax return for 2003 resulting in a $2 million reduction to the income tax provision.

               The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability. The Company is continuing to evaluate the Act and does not expect to complete this evaluation until after Congress and the Treasury Department provide guidance clarifying certain provisions.

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

               On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million (approximately US$3.5 million) was received representing principal and interest through the date of the amendment.  At October 30, 2004 and November 1, 2003, US$1 million and US$2 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet. All scheduled principal and interest payments have been received timely and in accordance with the terms of the Note.

               On August 20, 2004, the Company received a contingent payment, which was based upon a certain transaction, from the purchasers of the Northern Group of CAD$1 million. Based upon this payment the contingency was settled, the CAD$17.5 million Note executed on May 6, 2003 was cancelled, and a new note was issued for the remaining principal balance of CAD$15.5 million. Prior to the receipt of this payment, an additional payment of CAD$1 million had been received on January 15, 2004, which aided in decreasing the remaining balance on the Note. The terms of the new note are substantially the same as the May 6, 2003 Note, including the expiration date and interest payment terms.

               As indicated above, as the assignor of the Northern Canada leases, the Company remained secondarily liable under those leases.  As of October 30, 2004, the Company estimates that its gross contingent lease liability is between CAD$35 to $38 million (approximately US$28 to $31 million).  The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that it is unlikely that it would be required to make such contingent payments.  The Company expects to utilize the remaining reserve balance at October 30, 2004 of $3 million within the next twelve months.

               Disposition activity related to the reserve is presented below:

Northern Group (in millions)

	Balance 1/31/2004	Net Usage(1)	Charge/ (Income)	Balance 10/30/2004

Other costs	$2	$1	$—	$3

(1)	Net usage includes effect of foreign exchange translation adjustments

               In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. During the first quarter of 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

               In 1997, the Company exited its Domestic General Merchandise segment. In 2002, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Company. Two of the actions brought against this subsidiary by former landlords on lease obligations remain unresolved as of October 30, 2004 and the associated gross contingent lease liability, related to these two leases, is approximately $3 million. The Company recorded charges totaling $3 million, after-tax, related to certain of these actions, as well as others that have been settled, during the second and fourth quarters of 2003. The Company believes that it may have valid defenses; however, the outcome of the remaining actions cannot be predicted with any degree of certainty.

               During the second quarter of 2004, the Company recorded $37 million of income tax benefit in discontinued operations as a result of achieving resolution of U.S. income tax examinations.

               The remaining reserve balances for these three discontinued segments totaled $16 million as of October 30, 2004, $4 million of which is expected to be utilized within twelve months and the remaining $12 million thereafter.

Disposition activities related to the reserves are presented below:

(in millions)
International General Merchandise

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

The Bargain! Shop – Real estate & lease liabilities	$5	$—	$—	$5

Specialty Footwear

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

Real estate & lease liabilities	$2	$1	$(1)	$2

Domestic General Merchandise

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

Real estate & lease liabilities	$6	$—	$—	$6
Legal and other costs	4	(1)	—	3

Total	$10	$(1)	$—	$9

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

               In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  During July and August 2003, SFMB rejected five of the leases and assumed one of the store leases in the bankruptcy proceedings.  During the second quarters of 2003 and 2004, the Company recorded charges of $1 million and $2 million, respectively, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010, while the store leases expired on January 31, 2004. As of October 30, 2004, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $4 million, however, the Company estimates the potential sublease income to amount to $2 million. Accordingly, at October 30, 2004 the reserve balance is $2 million.  The Company entered into a sublease on November 15, 2004 for a significant portion of the space in the distribution center that will expire concurrent with the Company’s lease term.  In addition, the Company is considering additional sublease offers for the remaining space.

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

Disposition activities related to the reserves within the restructuring programs are presented below.

(in millions)
1999 Restructurings

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

Real estate	$1	$(1)	$2	$2

1993 Repositioning and 1991 Restructuring

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

Real estate	$1	$—	$—	$1
Other disposition costs	1	—	—	1

Total	$2	$—	$—	$2

           Total Restructuring Reserves

	Balance 1/31/2004	Net Usage	Charge/ (Income)	Balance 10/30/2004

Real estate	$2	$(1)	$2	$3
Other disposition costs	1	—	—	1

Total	$3	$(1)	$2	$4

               The remaining reserve balances totaled $4 million at October 30, 2004, of which, $1 million is expected to be utilized within the next twelve months and the remaining $3 million thereafter.

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

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Numerator:
Income from continuing operations	$74	$62	$166	$138
Effect of Dilution:
Convertible debt (1)	—	1	2	4

Income from continuing operations assuming dilution	$74	$63	$168	$142

Denominator:
Weighted-average common shares outstanding	154.5	141.7	149.6	141.4
Effect of Dilution:
Stock options and awards	2.9	2.0	3.0	1.3
Convertible debt (1)	—	9.5	4.3	9.5

Weighted-average common shares assuming dilution	157.4	153.2	156.9	152.2

(1)	By June 3, 2004, 100 percent of the convertible notes were converted to equity.

               Options to purchase 1.6 million and 1.4 million shares of common stock were not included in the computation for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively.  Options to purchase 1.4 million and 3.9 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.  These amounts were not included because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

12.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

(in millions)	October 30, 2004	November 1, 2003	January 31, 2004

Foreign currency translation adjustments	$27	$2	$16
Minimum pension liability adjustment	(182)	(198)	(182)
Fair value of derivatives designated as hedges	—	—	(1)

	$(155)	$(196)	$(167)

13.     Segment Information

               Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively, are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

               The operations of the Footaction stores have been included in the Athletic Segment as a result of the Company’s review of its operating segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Republic of Ireland stores will also be included in the Athletic Segment as of November 2004, when the stores commence operations.  The Company assigned the stores to the segment based on its method of internal reporting, which disaggregates its business by product category. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

Sales:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Athletic Stores	$1,272	$1,103	$3,566	$3,194
Direct-to-Customers	94	91	254	251

Total Sales	$1,366	$1,194	$3,820	$3,445

Operating results:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Athletic Stores	$122	$105	$284	$248
Direct-to-Customers	11	13	28	30

	133	118	312	278
All Other (1)	—	—	(2)	(1)

Division profit	133	118	310	277
Corporate expense	16	16	54	49

Operating profit	117	102	256	228
Non-operating income	—	—	—	—
Interest expense, net	4	5	12	14

Income from continuing operations before income taxes	$113	$97	$244	$214

(1)	The disposition of all other formats presented as “All Other” was completed in 2001. All periods presented represent restructuring charges associated with the SFMB closure.

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

               The following are the components of net periodic pension benefit cost for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Service cost	$2	$2	$7	$6
Interest cost	10	12	29	34
Expected return on assets	(12)	(12)	(33)	(36)
Net Amortization:
Unrecognized prior service cost	—	—	—	—
Unrecognized net loss	3	2	8	7

Net periodic pension benefit cost	$3	$4	$11	$11

               The following are the components of the net postretirement benefit income for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Service cost	$—	$—	$—	$—
Interest cost	—	—	1	1
Net amortization of unrecognized prior service benefit	—	—	(1)	(1)
Amortization of net gain	(3)	(3)	(10)	(11)

Net postretirement benefit income	$(3)	$(3)	$(10)	$(11)

               For the thirty-nine weeks ended October 30, 2004, the Company has contributed $106 million to its U.S. and Canadian qualified pension plans.  The Company contributed a planned payment to these plans of $50 million in February 2004, and contributed an additional $56 million to its U.S. qualified pension plan in September 2004, which was an acceleration of a payment that had previously been planned to be remitted in February 2005.  The Company expects to make benefit payments of $0.5 million related to its non-qualified plans throughout the remainder of the fiscal year.

               In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. Management has concluded that the health care benefits that it provides to retirees is not actuarially equivalent to Medicare Part D and, therefore, the Company will not be eligible to receive the Federal subsidy.

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

               SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123,” which was issued in December 2002, provides alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure of the pro forma impact on earnings per share.  On April 22, 2003, the FASB determined that fair value of stock-based compensation should be recognized as a cost in the financial statements in issuing Statement 123(R). On March 31, 2004, the FASB issued an exposure draft that provided for a comment period, which ended June 30, 2004.  The FASB expects to issue a final standard on or about December 15, 2004. The proposed statement would be effective for awards that are granted, modified, or settled in interim periods beginning after June 15, 2005. The Statement allows for two transition alternatives (a) modified prospective, or (b) modified retrospective. The Company has not yet determined the impact of this statement on its consolidated financial position, results of operations or cash flows.

               Accounting for the Company’s stock-based compensation in accordance with the fair value method provisions of SFAS No. 123 would have resulted in the following:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net income, as reported:	$74	$62	$204	$136
Add: Stock-based employee compensation expense included in reported net income, net of income tax benefit	1	—	3	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefit	3	2	9	4

Pro forma net income	$72	$60	$198	$133

Basic earnings per share:
As reported	$0.47	$0.43	$1.36	$0.96
Pro forma	$0.46	$0.43	$1.32	$0.94
Diluted earnings per share:
As reported	$0.47	$0.41	$1.31	$0.92
Pro forma	$0.45	$0.40	$1.27	$0.90

16.     Recently Issued Accounting Pronouncements

               In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs - An Amendment of ARB 43, Chapter 4.” This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect the adoption of this Statement will have on its financial position and results of operations.

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

SALES AND GROSS MARGIN

               All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. All comparable-store sales increases and decreases exclude the effect of foreign currency fluctuations. All references to comparable-store sales for the thirteen and thirty-nine weeks ended October 30, 2004 exclude the acquisition of Footaction. Sales from acquired businesses, that involve the purchase of inventory, will be included in the computation of comparable-store sales after 15 months of operations.  Accordingly, Footaction sales will be included in the computation of comparable-store sales beginning in August 2005.

               Sales of $1,366 million for the third quarter of 2004 increased 14.4 percent from sales of $1,194 million for the third quarter of 2003. For the thirty-nine weeks ended October 30, 2004, sales of $3,820 million increased 10.9 percent from sales of $3,445 million for the thirty-nine weeks ended November 1, 2003. The sales increases were primarily driven by the addition of the Footaction stores acquired during the second quarter of 2004. Excluding the effect of foreign currency fluctuations, sales for the thirteen and thirty-nine week periods ended October 30, 2004 increased 12.3 percent and 8.5 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 1.2 percent and 0.3 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.

               Gross margin, as a percentage of sales, of 31.1 percent and 30.2 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, declined as compared with 32.6 and 30.9 percent, respectively, in the corresponding prior-year periods. Of the 150 basis point decline in the third quarter of 2004, as compared with the corresponding prior year period, approximately 60 basis points is the result of the Footaction chain. Footaction continued to record markdowns to properly position its inventories. The balance of the decline primarily relates to less favorable merchandising costs, as compared with the corresponding prior year period. Gross margin for the thirty-nine weeks ended October 30, 2004, excluding the results of Footaction, would have remained essentially flat.

STORE COUNT

               At October 30, 2004, the Company operated 3,955 stores, as compared with 3,610 at January 31, 2004. During the thirty-nine weeks ended October 30, 2004, the Company opened 82 stores, acquired 349 stores, closed 86 stores, and remodeled/relocated 204 stores.  The 11 newly acquired stores in the Republic of Ireland were not open for business at October 30, 2004, and accordingly were not included in the store count above.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Athletic Stores	$1,272	$1,103	$3,566	$3,194
Direct-to-Customers	94	91	254	251

Total Sales	$1,366	$1,194	$3,820	$3,445

               Athletic Stores sales increased by 15.3 percent and 11.6 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.  Excluding the effect of foreign currency fluctuations, sales increased by 13.1 percent and 9.1 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding periods of the prior year.  The increase in sales primarily represents the acquisition of the Footaction stores coupled with the additional stores in Europe. Excluding the Footaction stores, sales increased 5.4 percent and 5.0 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior-year periods.  Comparable-store sales increased 1.1 percent and 0.3 percent for the third quarter and thirty-nine weeks ended October 30, 2004, respectively.  Footwear, particularly men’s footwear, generated strong sales gains during the third quarter.  The Company continued to benefit from exclusive offerings from its primary suppliers, access to greater amounts of marquee products, and the trend towards higher priced technical footwear.

               Direct-to-Customers sales increased by 3.3 percent and 1.2 percent for the thirteen weeks and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior year periods. Internet sales increased by 11.2 percent and 13.4 percent to $52 million and $144 million, for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior year periods. These increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs and then make their purchases via the Internet.

Operating Results

               Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Operating results:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Athletic Stores	$122	$105	$284	$248
Direct-to-Customers	11	13	28	30

	133	118	312	278
Restructuring charge (1)	—	—	(2)	(1)

Division profit	133	118	310	277
Corporate expense	16	16	54	49

Operating profit	117	102	256	228
Non-operating income	—	—	—	—
Interest expense, net	4	5	12	14

Income from continuing operations before income taxes	$113	$97	$244	$214

(1)	All periods presented represent restructuring charges associated with the SFMB closure, which was completed in 2001.

               Athletic Stores division profit increased by 16.2 percent and 14.5 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 9.6 percent and 8.0 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, from 9.5 percent and 7.8 percent in the corresponding prior-year periods.  The improvement in the thirteen weeks ended October 30, 2004, as compared with the corresponding prior year period, was primarily the result of lower selling, general and administrative expenses, which declined 140 basis points to 18.9 percent, as a percentage of sales.  For the thirty-nine weeks ended October 30, 2004, the Footaction format negatively effected division profit by 90 basis points. Footaction achieved a lower gross margin rate, as well as, a higher selling, general and administrative rate as compared with the Athletic Stores segment.

               Direct-to-Customers division profit decreased 15.4 percent and 6.7 percent for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior-year periods. The decrease in division profit is a result of expanded catalog circulation during the second and third quarters of 2004. Division profit, as a percentage of sales, decreased to 11.7 percent in the third quarter from 14.3 percent in the corresponding prior-year period. Division profit, as a percentage of sales, decreased to 11.0 percent for the thirty-nine weeks ended October 30, 2004 from 12.0 percent in the corresponding prior-year period.

               Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  Corporate expense remained flat in the third quarter of 2004 as compared with the third quarter of 2003. The increase in corporate expense in the thirty-nine weeks ended October 30, 2004 was primarily related to $5 million of Footaction integration costs. Integration costs represent incremental costs directly related to the Footaction acquisition and were primarily related to expenses incurred to re-merchandise the Footaction stores during the first three months of operations.

RESULTS OF OPERATIONS

               Selling, general and administrative expenses (“SG&A”) of $270 million increased by $20 million or 8.0 percent in the third quarter of 2004 as compared with the corresponding prior-year period.  SG&A of $786 million increased by $62 million or 8.6 percent for the thirty-nine weeks ended October 30, 2004 as compared with the corresponding prior-year period.  Excluding the effect of foreign currency fluctuations, SG&A increased $15 million and $48 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively, as compared with the corresponding prior year periods, of which Footaction amounted to $20 million and $46 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.  SG&A, as a percentage of sales, decreased to 19.8 percent for the thirteen weeks ended October 30, 2004 as compared with 20.9 percent in the corresponding prior-year period.  SG&A, as a percentage of sales, decreased to 20.6 percent for the thirty-nine weeks ended October 30, 2004 as compared with 21.0 in the corresponding prior-year period. The third quarter and year-to-date decreases are due to the Company’s continued expense control.

               Depreciation and amortization increased by $1 million in the third quarter of 2004 to $38 million as compared with $37 million for the third quarter of 2003.  The increase during the quarter was a result of new stores and remodeling of existing stores across all formats.  Depreciation and amortization decreased by $3 million for the thirty-nine weeks ended October 30, 2004 to $109 million as compared with $112 million for the thirty-nine weeks ended November 1, 2003.  These declines were a result of older assets becoming fully depreciated. Footaction depreciation and amortization amounted to $3 million and $5 million for the third quarter and thirty-nine weeks ended October 30, 2004, respectively.

               Net interest expense of $4 million decreased by $1 million in the third quarter of 2004 as compared with the third quarter of 2003, and decreased to $12 million from $14 million for the thirty-nine weeks ended October 30, 2004, as compared with the corresponding prior-year period. Interest expense decreased to $5 million for the third quarter of 2004 from $6 million for the third quarter of 2003, and decreased to $17 million for the thirty-nine weeks ended October 30, 2004 from $19 million, as compared with the corresponding prior year period. The decreases in both the quarter and year-to-date periods were primarily attributable to the reduction in the debt balance as $150 million of its 5.5 percent convertible subordinated notes were converted to equity in June 2004 and the remaining deferred issuance costs were reclassified to equity.  The Company repurchased $19 million of the 8.50 percent debentures payable in 2022 during the second half of 2003. These decreases were offset, in part, by an increase resulting from the interest on the $175 million term loan that commenced in May 2004.  Interest income was $1 million for both the thirteen weeks ended October 30,2004 and November 1, 2003.  Interest income was $5 million for both the thirty-nine weeks ended October 30, 2004 and November 1, 2003.

               The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 30, 2004 was approximately 34.8 percent and 32.1 percent, respectively, as compared with approximately 36.5 percent and 35.5 percent for the corresponding prior-year periods.  The lower effective tax rate during 2004 included tax benefits of $2 million recorded in the third quarter of 2004 and $9.2 million recorded in the second quarter of 2004 from favorable determinations by taxing authorities.  The Company expects its effective tax rate to approximate 37 percent for the fourth quarter of 2004.

               During the second quarter of 2004, the Company recorded a $37 million income tax benefit resulting from the resolution of U.S income tax examinations related to discontinued businesses.  During the first quarter of 2004, the Company recorded income from discontinued operations of $1 million, after tax, related to a refund of customs duties related to certain of the businesses that comprised the Specialty Footwear segment. The first quarter and year-to-date periods of 2003 included an after-tax charge of $1 million, or $0.01 per diluted share, related to the adoption of SFAS No. 143, which was reflected as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

               Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility, which was amended on May 19, 2004.  As a result of the amendment, the credit facility maturity date was extended to May 2009 from July 2006. Other than $24 million to meet letter of credit requirements, this revolving credit facility was not used during the thirty-nine weeks ended October 30, 2004.  The Company generally finances real estate with operating leases. The principal use of cash has been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

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

               On October 18, 2004, the Company purchased 11 stores in the Republic of Ireland for a purchase price of 13 million euro, approximately $16 million, (including direct costs relating to the acquisition of $1 million).

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

               Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to fund the operations of the Footaction stores, to make planned pension contributions for the Company’s retirement plans, to fund quarterly dividend payments, to make scheduled debt payments, and support the development of its short-term and long-term strategies.

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

               Net cash provided by operating activities of continuing operations was $5 million and $90 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Inventories increased $327 million, excluding the impact of foreign currency fluctuations, for the thirty-nine weeks ended October 30, 2004 as compared with the thirty-nine weeks ended November 1, 2003.  The difference was primarily related to the addition of the Footaction stores. The Company’s inventory position as of the end of the third quarter of 2004 is well positioned to meet the holiday demand. The Company contributed $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004.  The Company contributed an additional $56 million to its U.S. qualified pension plan in September 2004.  The U.S. contributions were made in advance of ERISA funding requirements.

               Net cash used in investing activities of continuing operations was $387 million and $106 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. During the thirty-nine weeks ended October 30, 2004, the Company paid $229 million for the purchase of 349 Footaction stores and $15 million for the purchase of 11 stores in the Republic of Ireland.  Total projected capital expenditures (inclusive of anticipated capital expenditures for the Footaction and the Republic of Ireland stores) of $173 million for 2004 comprise $102 million for new store openings and modernizations of existing stores, $39 million for the development of information systems and other support facilities, $21 million of lease acquisition costs, primarily related to the securing of leases for the Company’s European operations, and $11 million of costs related to the Foot Locker Europe distribution center expansion. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

               Financing activities for the Company’s continuing operations provided net cash of $175 million for the thirty-nine weeks ended October 30, 2004 as compared with net cash used of $21 million for the thirty-nine weeks ended November 1, 2003. The $175 million amortizing term loan was obtained on May 19, 2004 simultaneously with the amendment to extend the revolving credit agreement’s expiration date.  The Company declared and paid a $0.06 per share dividend during each of the first three quarters of 2004 totaling $28 million as compared with a $0.03 per share dividend during each of the first three quarters of 2003, which totaled $13 million. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $30 million and $9 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

               On November 17, 2004, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.075 per share, which will be payable on January 28, 2005 to shareholders of record on January 14, 2005.  This dividend represents a 25 percent increase over the Company’s previous quarterly per share amount and is equivalent to an annualized rate of $0.30 per share.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

               The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, principally related to third party and intercompany transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss will be recognized in earnings immediately.

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

               The Company is hedging forecasted transactions for no more than the next twelve months and expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.  The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings during the current period.

Item 4.   Controls and Procedures

               The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               The Company is involved in claims, proceedings and litigation arising from the operation of its business and incident to the sale and disposition of businesses that have occurred in past years.  Management does not believe that the outcome of such proceedings will have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

               This table provides information with respect to purchases by the Company of shares of its Common Stock during the third quarter of 2004:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)

Aug. 1, 2004 through Aug. 28, 2004	—	$—	—	$50,000,000
Aug. 29, 2004 through Sept. 2, 2004	2,539	23.770	—	50,000,000
Sept. 3, 2004 through Oct. 30, 2004	5,620	24.025	—	50,000,000

Total	8,159	$23.946	—

(1) These columns reflect shares purchased through option exercises by stock swaps.

(2)          On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock; no purchases have been made under this program.  This authorization will terminate on February 3, 2006.

Item 5.   Other Events

               On November 17, 2004, on recommendation of the Nominating and Corporate Governance Committee, the Board of Directors of the Company approved the payment of new annual retainer fees, committee chair annual retainer fees, and meeting fees for the non-employee members of the Board of Directors, such changes to be effective as of January 1, 2005.  A summary of the changes is set forth on Exhibit 10.1 to this Form 10-Q.

Item 6.   Exhibits

               The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.

(Company)

/s/ BRUCE L. HARTMAN
Date: December 7, 2004
BRUCE L. HARTMAN
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description

10.1	Summary of Changes to Non-Employee Directors’ Compensation

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.