Form 10-K
period 2005-01-29
FOOT LOCKER INC
filed 2005-03-29
CIK 850209

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X] No [  ]

See pages 59 through 63 for Index of Exhibits.

Number of shares of Common Stock outstanding at March 18, 2005:	156,355,058
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 31, 2004, was approximately:	$2,600,112,397	*

*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at July 31, 2004 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the 2005 Annual Meeting of Shareholders: Parts III and IV.

PART I

Item 1.	Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating as of January 29, 2005, 3,967 primarily mall-based stores in the United States, Canada, Europe and Asia Pacific, which includes Australia and New Zealand. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant” or “Company.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, NY 10120. The Company intends to disclose promptly amendments to the Code of Business Conduct and Waivers of the Code for directors and executive officers on the corporate governance section of the Company’s corporate website.

The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 15, 2004.

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

The service marks and trademarks appearing on this page and elsewhere in this report (except for ESPN, NFL, NBA, Nike, Amazon.com, Burger King, Popeye’s, The San Francisco Music Box Company and USOC) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 16,562 full-time and 27,547 part-time employees at January 29, 2005. The Company considers employee relations to be satisfactory.

Competition

The financial information concerning competition is contained under the “Business Risk” section in the “Financial Instruments and Risk Management” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Merchandise Purchases

The financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the “Financial Instruments and Risk Management” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 2.	Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores and administrative and distribution facilities. Total selling area for the Athletic Stores segment at the end of 2004 was approximately 8.89 million square feet. These properties are primarily located in the United States, Canada, various European countries, Australia and New Zealand.

The Company currently operates three distribution centers, of which one is owned and two are leased, occupying an aggregate of 2.12 million square feet. Two of the three distribution centers are located in the United States and one is in Europe. The Company also has two additional distribution centers that are leased and partly sublet, occupying approximately 0.26 million square feet.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 29, 2005.

Executive Officers of the Company

Information with respect to Executive Officers of the Company, as of March 28, 2005, is set forth below:

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

Matthew D. Serra, age 60, has served as Chairman of the Board since February 1, 2004, President since April 12, 2000 and Chief Executive Officer since March 4, 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

Bruce L. Hartman, age 51, has served as Executive Vice President since April 18, 2002 and Chief Financial Officer since February 27, 1999. He served as Senior Vice President from February 1999 to April 2002.

Richard T. Mina, age 48, has served as President and Chief Executive Officer of Foot Locker, Inc.- U.S.A. since February 2, 2003. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from April 1999 to February 1, 2003.

Gary M. Bahler, age 53, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 49, has served as Senior Vice President — Real Estate since February 2000.

Marc D. Katz, age 40, has served as Senior Vice President — Chief Information Officer since May 12, 2003. Mr. Katz served as Vice President and Chief Information Officer from July 2002 to May 11, 2003. During the period of 1999 to 2002, he served in the following capacities at the Financial Services Center of Foot Locker Corporate Services: Vice President and Controller from July 2001 to April 2002 and Controller from December 1999 to July 2001.

Lauren B. Peters, age 43, has served as Senior Vice President — Strategic Planning since April 18, 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 17, 2002.

Laurie J. Petrucci, age 46, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of Foot Locker Worldwide from March 2000 to April 2001. She served as Vice President of Organizational Development and Training of Foot Locker Worldwide from February 1999 to March 2000.

Peter D. Brown, age 50, has served as Vice President — Investor Relations and Treasurer since October 2001. Mr. Brown served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001. He served as Vice President and Chief Financial Officer of Lady Foot Locker from October 1999 to August 2000.

Robert W. McHugh, age 46, has served as Vice President and Chief Accounting Officer since January 2000.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the Company’s market for stock exchange listings, common equity, quarterly high and low prices and dividend policy are contained in the “Shareholder Information and Market Prices” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

This table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2004:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
Oct. 31, 2004 through Nov. 27, 2004	—	$—	—	$50,000,000
Nov. 28, 2004 through Jan. 1, 2005	6,670	26.28	—	50,000,000
Jan. 2, 2005 through Jan. 29, 2005	—	—	—	50,000,000
Total	6,670	$26.28	—

(1)	These columns reflect shares purchased through option exercises by stock swaps.

(2)	On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock; no purchases have been made under this program. This authorization will terminate on February 3, 2006.

Item 6.	Selected Financial Data

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

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically, Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, Inc., its direct-to-customers business. Through various marketing channels, including television campaigns and sponsorships of various sporting events, Foot Locker, Inc. reinforces its image with a consistent message: namely, that it is the destination store for athletic apparel and footwear with a wide selection of merchandise in a full-service environment.

Athletic Stores

The Company operates 3,967 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 2,135 stores are located in 18 countries including 1,428 in the United States, Puerto Rico, the United States Virgin Islands and Guam, 130 in Canada, 485 in Europe and a combined 92 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,500 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 570 stores are located throughout the United States and Canada. The Champs Sports stores have an average of 3,800 selling square feet.

Footaction — Footaction is a national athletic footwear and apparel retailer that offers street-inspired fashion styles. The primary customers are young urban males with the secondary customers being young urban women with diverse fashion needs. Its 349 stores are located throughout the United States and Puerto Rico and focus on marquee allocated footwear and branded apparel. The Footaction stores have an average of 3,000 selling square feet.

Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 567 stores are located in the United States and Puerto Rico and have an average of 1,200 selling square feet.

Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 346 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

Store Profile

	At January 31, 2004	Acquired	Opened	Closed	At January 29, 2005
Foot Locker	2,088	11	84	48	2,135
Champs Sports	581	—	5	16	570
Footaction	—	349	4	4	349
Lady Foot Locker	584	—	2	19	567
Kids Foot Locker	357	—	1	12	346

Total Athletic Stores	3,610	360	96	99	3,967

Direct-to-Customers

Footlocker.com — Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and team licensed private-label merchandise in the United States and provides the Company’s seven full-service e-commerce sites access to an integrated fulfillment and distribution system. The Company has an agreement with the National Football League (NFL) as its official catalog and e-commerce retailer, which includes managing the NFL catalog and e-commerce businesses. Footlocker.com designs, merchandises and fulfills the NFL’s official catalog (NFL Shop) and the e-commerce site linked to www.NFLshop.com. The Company has a strategic alliance to offer footwear and apparel on the Amazon.com website and the Foot Locker brands are featured in the Amazon.com specialty stores for apparel and accessories and sporting goods. The Company also has an arrangement with the NBA and Amazon.com whereby Footlocker.com provides the fulfillment services for NBA licensed products sold over the Internet at NBAstore.com and the NBA store on Amazon.com. In addition, the Company has a marketing agreement with the U.S. Olympic Committee (USOC) providing the Company with the exclusive rights to sell USOC licensed products through catalogs and via a new e-commerce site. During the fourth quarter of 2004, the Company entered into an agreement with ESPN for ESPN Shop — an ESPN-branded direct mail catalog and e-commerce site linked to www.ESPNshop.com, where fans can purchase athletic footwear, apparel and equipment which will be managed by Footlocker.com. Both the catalog and the e-commerce site feature a variety of ESPN-branded and non-ESPN-branded athletically inspired merchandise.

Executive Summary

The Company reported income from continuing operations for the year ended January 29, 2005 of $255 million, or $1.64 per diluted share, an increase of 22 percent as compared with 2003. Net income for the year ended January 29, 2005 increased to $293 million, or $1.88 per diluted share, and includes $0.24 per diluted share from discontinued operations. Earnings per share of $0.24 or $38 million in discontinued operations reflects the resolution of U.S. income tax examinations of $37 million, as well as income of $1 million related to a refund of custom duties related to certain of the businesses that comprised the Specialty Footwear segment.

Sales

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment are included in the calculation of comparable-store sales for all periods presented. All references to comparable-store sales for 2004 exclude the acquisition of the 349 Footaction stores and the 11 stores purchased in the Republic of Ireland. Sales from acquired businesses that include the purchase of inventory will be included in the computation of comparable-store sales after 15 months of operations. Accordingly, Footaction sales will be included in the computation of comparable-store sales beginning in August 2005.

The following table summarizes sales by segment:

	2004	2003	2002
	(in millions)
Athletic Stores	$4,989	$4,413	$4,160
Direct-to-Customers	366	366	349
	$5,355	$4,779	$4,509

Sales of $5,355 million in 2004 increased by 12.1 percent from sales of $4,779 million in 2003. Excluding the effect of foreign currency fluctuations, sales increased by 9.8 percent as compared with 2003, primarily as a result of the Company’s acquisition of 349 Footaction stores in May 2004 and the acquisition of 11 stores in the Republic of Ireland in late October 2004, which accounted for $332 million and $5 million in sales, respectively, for 2004. Comparable-store sales increased by 0.9 percent. The remaining increase is a result of the Company’s continuation of the new store-opening program.

Sales of $4,779 million in 2003 increased by 6.0 percent from sales of $4,509 million in 2002. Excluding the effect of foreign currency fluctuations, sales increased by 2.2 percent as compared with 2002, primarily as a result of the Company’s continuation of the new store-opening program. Comparable-store sales decreased by 0.5 percent.

Gross Margin

Gross margin as a percentage of sales was 30.5 percent in 2004, decreasing by 50 basis points from 31.0 percent in 2003. Of the 50 basis points decrease in 2004, approximately 60 basis points is the result of the Footaction chain, offset, in part, by a decrease in the cost of merchandise. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant.

Gross margin as a percentage of sales was 31.0 percent in 2003, an increase of 110 basis points in 2003 from 29.9 percent in 2002. This change primarily reflected a decrease in the cost of merchandise, as a percentage of sales. Increased vendor allowances improved gross margin, as a percentage of sales, by 28 basis points, year over year.

Division Profit

The Company evaluates performance based on several factors, the primary financial measure of which is division profit. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense. The following table reconciles division profit by segment to income from continuing operations before income taxes.

	2004	2003	2002
	(in millions)
Athletic Stores	$420	$363	$279
Direct-to-Customers	45	53	40
Division profit	465	416	319
Restructuring (charges) income (1)	(2)	(1)	2
Total division profit	463	415	321
Corporate expense	(74)	(73)	(52)
Total operating profit	389	342	269
Non-operating income (2)	—	—	3
Interest expense, net	(15)	(18)	(26)
Income from continuing operations before income taxes	$374	$324	$ 246

(1)	As more fully described in the notes to the consolidated financial statements, restructuring charges of $2 million and $1 million in 2004 and 2003, respectively, were recorded related to the dispositions of non-core businesses. Restructuring income of $2 million in 2002 reflects revisions to estimates used in the disposition of non-core businesses and the accelerated store-closing program.

(2)	2002 includes $2 million gain related to the condemnation of a part-owned and part-leased property for which the Company received proceeds of $6 million and real estate gains from the sale of corporate properties of $1 million during 2002.

Segment Information

Athletic Stores

	2004	2003	2002
	(in millions)
Sales	$4,989	$4,413	$4,160

Division profit
Stores	$420	$363	$279
Restructuring income	—	—	1

Total division profit	$420	$363	$ 280

Sales as a percentage of consolidated total	93%	92%	92%
Number of stores at year end	3,967	3,610	3,625
Selling square footage (in millions)	8.89	7.92	8.04
Gross square footage (in millions)	14.78	13.14	13.22

2004 compared with 2003

Athletic Stores sales of $4,989 million increased 13.1 percent in 2004, as compared with $4,413 million in 2003. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 10.6 percent in 2004. This increase was primarily driven by incremental sales related to the acquisition of the 349 Footaction stores in May 2004 totaling $332 million and the sales of the 11 stores acquired in the Republic of Ireland amounting to $5 million. The balance of the increase primarily reflects new store growth. Total Athletic Stores comparable-store sales increased by 1.0 percent in 2004.

The Company benefited from continued exclusive offerings from its primary suppliers, gaining access to greater amounts of marquee products, and a developing trend towards higher priced technical footwear.

Division profit from Athletic Stores increased by 15.7 percent to $420 million in 2004 from $363 million in 2003. Division profit, as a percentage of sales, increased to 8.4 percent in 2004 from 8.2 percent in 2003. The increase in 2004 was primarily driven by the overall improvement in the selling, general and administrative (“SG&A”) rate as a result of better expense control. SG&A, as a percentage of sales, declined to 18.8 percent in 2004, as compared with 19.1 percent in the prior year. Operating performance improved in all of the formats that comprised the Athletic Stores segment. European operations improved as compared with the prior year, despite a more promotional environment. Additionally, Champs Sports and Lady Foot Locker improved considerably during 2004. Lady Foot Locker benefited from its modified merchandise assortment. For the year ended January 29, 2005, the Footaction format negatively affected division profit by 80 basis points. This was primarily the result of a lower gross margin rate as compared with the Athletic Stores segment largely related to higher occupancy costs as compared with the Athletic Stores segment as a whole.

2003 compared with 2002

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

Comparable-store sales at Kids Foot Locker continuously improved since its realignment under the Foot Locker U.S. management team in 2002. Kids Foot Locker’s sales significantly improved during the fourth quarter of 2003, nearly reaching double-digit comparable-store sales increases. Lady Foot Locker sales remained essentially unchanged in 2003 versus the prior year as this business continued to modify its merchandising mix to better suit its target customers. The Company closed a number of underperforming stores, focused on remodeling and relocating numerous stores, and changed its merchandise assortment.

Division profit from Athletic Stores increased by 30.1 percent to $363 million in 2003 from $279 million in 2002. Division profit as a percentage of sales increased to 8.2 percent in 2003 from 6.7 percent in 2002. The increase in 2003 was primarily driven by the overall improvement in the gross margin rate as a result of better merchandise purchasing as well as increased vendor allowances that contributed 30 basis points to the overall improvement. Additionally, during 2002 the Company recorded $7 million of impairment charges for the Kids Foot Locker and Lady Foot Locker formats. Operating performance improved in the U.S. Foot Locker, Kids Foot Locker and international formats as compared with the prior year. Champs Sports and Lady Foot Locker remained relatively flat as compared with 2002. However, for the second half of 2003 the operating results of the Lady Foot Locker format improved considerably, compared with the corresponding prior year period.

Direct-to-Customers

	2004	2003	2002
	(in millions)
Sales	$366	$366	$349
Division profit	$45	$53	$40
Sales as a percentage of consolidated total	7%	8%	8%

2004 compared with 2003

Direct-to-Customers sales were $366 million in both 2004 and 2003. The growth of the Internet business continued to drive sales in 2004. Internet sales increased by 11.0 percent to $212 million from $191 million in 2003. Catalog sales decreased by 12.0 percent to $154 million in 2004 from $175 million in 2003. Management believes that the decrease in catalog sales which was substantially offset by the increase in Internet sales resulted as customers continue to browse and select products through its catalogs, then make their purchases via the Internet. The Company continues to implement new initiatives to increase this business, including new marketing arrangements and strategic alliances with well-known third parties. During the fourth quarter of 2004, a new agreement was reached with ESPN whereby the Company manages the ESPN Shop — an ESPN-branded direct mail catalog and e-commerce destination where fans can purchase athletic footwear, apparel and equipment.

The Direct-to-Customers business generated division profit of $45 million in 2004, as compared with $53 million in 2003. The decrease in division profit is a result of expanded catalog circulation expenses in 2004. Division profit, as a percentage of sales, decreased to 12.3 percent from 14.5 percent, however, the Direct-to-Customer business remains more profitable than the Company’s Athletic Stores segment.

2003 compared with 2002

Direct-to-Customers sales increased 4.9 percent in 2003 to $366 million as compared with $349 million in 2002, driven by the growth of the Internet business. Internet sales increased by 32.6 percent to $191 million from $144 million in 2002. Catalog sales declined by 14.6 percent to $175 million in 2003 from $205 million in 2002. During 2003, the Company extended its agreement with the NFL, entered into new alliance agreements with the NBA and the USOC and expanded its services through on-line specialty stores with Amazon.com. These agreements generally provide for the Company to merchandise, fulfill and manage the websites of these strategic partners.

The Direct-to-Customers business generated division profit of $53 million in 2003, as compared with $40 million in 2002. The increase in division profit was primarily due to increased sales. Division profit, as a percentage of sales, increased to 14.5 percent in 2003 from 11.5 percent in 2002.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, certain depreciation and amortization expenses and other items.

The increase in corporate expense of $1 million in 2004 comprised several items, and primarily included decreased incentive bonuses of $9 million, offset by increased expenses related to integration costs of $5 million, restricted stock expense from additional grants of $4 million and costs of $3 million related to the Company’s expanded loyalty program. Integration costs represent incremental costs directly related to the acquisitions, primarily expenses to re-merchandise the Footaction stores during the first three months of operations. Depreciation and amortization included in corporate expense, amounted to $23 million in 2004, $25 million in 2003 and $26 million in 2002. The increase in corporate expense in 2003 as compared with 2002 was primarily related to increased compensation costs for incentive bonuses and increased restricted stock expense from additional grants.

Costs and Expenses

Selling, General and Administrative Expenses

SG&A increased by $101 million to $1,088 million in 2004, or by 10.2 percent, as compared with 2003. Excluding the effect of foreign currency fluctuations, primarily related to the euro, SG&A increased by $82 million, of which the acquired businesses contributed $68 million. Increased payroll and related costs primarily comprised the balance of the increase. SG&A as a percentage of sales decreased to 20.3 percent compared with 20.7 percent in 2003. Pension expense declined by $2 million primarily as a result of the positive market performance experienced in the prior year. Additionally, postretirement income decreased by $2 million in 2004 as compared with 2003 as the amortization of the unrecognized gains, which are amortized over the average remaining life expectancy, continues to decrease over time.

SG&A increased by $59 million to $987 million in 2003, or by 6.4 percent, as compared with 2002. Excluding the effect of foreign currency fluctuations, primarily related to the euro, SG&A increased by 2.7 percent. The increases were for additional payroll costs of $16 million in Europe, primarily as a result of new store openings and $12 million related to compensation costs for incentive bonuses due to the Company’s performance. Additionally, pension expense increased by $8 million due to the decline in plan asset values experienced in prior years, partially offset by a $4 million increase in the recognition of postretirement income and foreign exchange gain recorded in 2002. During 2002, the Company recorded asset impairment charges of $6 million and $1 million related to the Kids Foot Locker and Lady Foot Locker formats, respectively. SG&A as a percentage of sales remained relatively flat compared with 2002.

Depreciation and Amortization

Depreciation and amortization of $154 million increased by 1.3 percent in 2004 from $152 million in 2003. Depreciation and amortization of acquired businesses amounted to $7 million for 2004. These increases were offset by declines that were a result of older assets becoming fully depreciated.

Depreciation and amortization of $152 million in 2003 remained relatively flat as compared with $153 million in 2002. Excluding the effect of foreign currency fluctuations, depreciation and amortization declined by $4 million. The decrease relates primarily to assets becoming fully depreciated for the U.S. Athletic stores, offset in part by an increase related to the European new stores.

Interest Expense, Net

	2004	2003	2002
	(in millions)
Interest expense	$22	$26	$33
Interest income	(7)	(8)	(7)
Interest expense, net	$15	$18	$26

Weighted-average interest rate (excluding facility fees):
Short-term debt	—%	—%	—%
Long-term debt	5.2%	6.1%	7.2%
Total debt	5.2%	6.1%	7.2%

Short-term debt outstanding during the year:
High	$—	$—	$—
Weighted-average	$—	$—	$—

Interest expense of $22 million declined by 15.4 percent in 2004 from $26 million in 2003. The decrease in 2004 was primarily attributable to the Company’s $150 million 5.50 percent convertible subordinated notes that were converted to equity in June 2004. Also contributing to the reduction in interest expense was the repurchase of $19 million of the 8.50 percent debentures payable in 2022 in the latter part of 2003. The Company continued to utilize interest rate swap agreements, which reduced interest expense by approximately $3 million and $4 million in 2004 and 2003, respectively. These decreases were offset, in part, by an increase resulting from the interest on the $175 million term loan that commenced in May 2004.

Interest income is generated through the investment of cash equivalents, short-term investments, the accretion of the Northern Group note to its face value and accrual of interest on the outstanding principal, as well as, interest on income tax refunds. The decrease in interest income of $1 million in 2004 was primarily related to the reduction of interest income earned on tax refunds and settlements as they were received during 2003. The Northern Group note was recorded in the fourth quarter of 2002 and interest income amounted to $2 million in both 2004 and 2003. Interest income related to cash equivalents and short-term investments was $5 million in 2004 and 2003.

Interest expense of $26 million declined in 2003 by 21.2 percent from $33 million in 2002. Interest expense related to long-term debt declined by $6 million primarily as a result of the $100 million of interest rate swaps that were outstanding during 2003. These interest rate swaps were entered into to effectively convert a portion of the 8.50 percent fixed-rate debentures, due in 2022, to a lower variable rate. The Company entered into a $50 million interest rate swap agreement in December 2002 and subsequently entered into two additional swaps during 2003, totaling $50 million, to convert $50 million of the 8.50 percent debentures to a variable rate debt which allowed the Company to lower the net amount of interest expense being paid at each interest payment date. The swaps reduced interest expense by approximately $4 million. The remaining decrease is a result of the lower debt balance as the Company repurchased $19 million of the 8.50 percent debentures in 2003 and $9 million in the latter part of 2002. Interest expense in 2003 was further reduced as a result of the repayment of the remaining $32 million of the $40 million 7.00 percent medium-term notes that matured in October 2002.

Interest income related to cash equivalents and short-term investments amounted to $5 million in both 2003 and 2002. Additional interest income on the Northern Group note in 2003 was $2 million. Interest income of $1 million and $2 million was related to tax refunds and settlements in 2003 and 2002, respectively.

Income Taxes

The effective tax rate for 2004 was 31.7 percent, as compared with 35.5 percent in the prior year. The reduction was principally related to a lower rate of tax on the Company’s foreign operations and the settlement of tax examinations.

During the second quarter of 2004 the Commonwealth of Puerto Rico concluded an examination of the Company’s branch income tax returns, including an income tax audit for the years 1994 through 1999 and a branch profit tax audit for the years 1994 through 2002. As a result, the Company reduced its income tax provision for continuing operations by $2 million. Also, during the second quarter of 2004, the IRS completed its survey of the Company’s income tax returns for the years from 1999-2001 and its examination of the 2002 year. The IRS and the Company also came to an agreement on the pre-filing review of the Company’s income tax return for 2003. As a result of these actions by the IRS, the Company reduced its income tax provision for continuing operations by $7 million and discontinued operations by $37 million. During the third quarter of 2004 the IRS completed its post-filing review of the Company’s income tax return for 2003 resulting in a $2 million reduction to the income tax provision. During the fourth quarter of 2004 the Company completed an analysis of the effect of the completion of the IRS’s examination and review of the Company’s income tax returns. This analysis resulted in a reduction to the income tax provision of $3 million.

The effective rate for 2003 was 35.5 percent, as compared with 34.2 percent in 2002. The increased tax rate was primarily due to the Company recording tax benefits of $5 million in 2003 as compared to $9 million in 2002. In addition the rate increased due to a shift in taxable income from lower to higher tax jurisdictions. During 2003, the Company recorded a $1 million tax benefit related to state tax law changes, a $2 million tax benefit related to a reduction in the valuation allowance for deferred tax assets related to a multi-state tax planning strategy, a $1 million tax benefit related to a reduction in the valuation allowance for foreign tax loss carryforwards, and a tax benefit of $1 million related to the settlement of tax examinations.

The effective rate for 2002 was 34.2 percent. The Company recorded a tax benefit during 2002 of $5 million related to a multi-state tax planning strategy, a $1 million tax benefit related to settlement of tax examinations, a $2 million benefit related to the reduction in the valuation allowance for deferred tax assets related to foreign tax credits and a $1 million benefit related to international tax planning strategies. The combined effect of these items, in addition to higher earnings in lower tax jurisdictions and the utilization of tax loss carryforwards, reduced the effective tax rate.

Liquidity and Capital Resources

Liquidity

Generally, the Company’s primary source of cash has been from operations. The Company usually finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems, and to fund other general working capital requirements.

Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Company’s retirement plans, to fund quarterly dividend payments, to make scheduled debt repayments, and to support the development of its short-term and long-term operating strategies. The Company expects to contribute an additional $22 million to its U.S. and Canadian qualified pension plans during fiscal 2005, of which $19 million was made on February 4, 2005. Planned capital expenditures for 2005 are $165 million, of which $143 million relates to new store openings and modernizations of existing stores and $22 million reflects the development of information systems and other support facilities. In addition, planned lease acquisition costs are $5 million and primarily relate to the Company’s operations in Europe. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 74 percent in 2004 and 73 percent in 2003 of its merchandise from its top five vendors, in each respective year, and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Of that amount, approximately 45 percent in 2004 and 40 percent in 2003 was purchased from one vendor — Nike, Inc. (“Nike”) — and 13 percent and 14 percent from another in 2004 and 2003, respectively.

Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases, risks associated with foreign global sourcing or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Cash Flow

Operating activities from continuing operations provided cash of $289 million in 2004 as compared with $264 million in 2003. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The net increase is primarily related to the increase in net income as compared with the prior year, offset in part by an additional $56 million in pension contributions and increased working capital usage. Merchandise inventories increased by $120 million to support the recent acquisitions, offset by an increase in accounts payable. The change in other, net primarily reflects a prepaid income tax that represents an overpayment of tax which the Company will apply to its 2005 payments.

Operating activities from continuing operations provided cash of $264 million in 2003 as compared with $347 million in 2002. The decrease was primarily the result of a $50 million pension contribution and increased working capital, partially offset by increased income from continuing operations. Net income increased by $54 million in 2003. Working capital usage included higher net cash outflow for merchandise inventories in 2003 as compared with 2002 and the Company increased its inventory position to accommodate anticipated sales in 2004. The decrease in income taxes payable was attributable to increased payments made during 2003. The Company received a refund of tax and interest of $13 million during the fourth quarter of 2003.

Net cash used in investing activities of the Company’s continuing operations was $424 million in 2004 compared with $265 million in 2003. During 2004, the Company paid $226 million for the purchase of 349 Footaction stores from Footstar, Inc. and paid €13 million (approximately $17 million, of which $1 million remains to be paid) for the purchase of 11 stores in the Republic of Ireland. The Company’s purchase of short-term investments, net of sales, increased by $9 million in 2004 as compared with an increase of $106 million in 2003. Capital expenditures of $156 million in 2004 and $144 million in 2003 primarily related to store remodelings and new stores. Lease acquisition costs, primarily to secure and extend leases for prime locations in Europe, were $17 million and $15 million in 2004 and 2003, respectively.

Net cash used in investing activities of the Company’s continuing operations was $265 million in 2003 compared with $314 million in 2002. Capital expenditures of $144 million in 2003 and $150 million in 2002 primarily related to store remodelings and new stores. The Company’s purchase of short-term investments, net of sales, increased by $106 million in 2003 as compared with an increase of $152 million in 2002. Lease acquisition costs were $15 million and $18 million in 2003 and 2002, respectively. Proceeds from the disposal of real estate of $6 million in 2002 primarily related to the condemnation of a part-owned and part-leased property.

Net cash provided by financing activities of continuing operations was $167 million in 2004 as compared with net cash used of $13 million in 2003. The Company elected to finance a portion of the purchase price of the Footaction stores, and on May 19, 2004 obtained a 5-year, $175 million term loan from the bank group participating in its existing revolving credit facility. Concurrent with obtaining the term loan, the Company amended and extended the revolving credit facility to expire in 2009. Financing fees paid for both the term loan and the revolving credit facility amounted to $2 million. The Company repurchased $19 million of its 8.50 percent debentures that are due in 2022 during 2003. The Company declared and paid dividends totaling $39 million in 2004 and $21 million in 2003. During 2004 and 2003, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $33 million and $27 million, respectively.

Net cash used in financing activities of continuing operations was $13 million in 2003 compared with $36 million in 2002. The Company repurchased $19 million of its 8.50 percent debentures that are due in 2022 during 2003. During 2002, the Company repaid the remaining $32 million of the $40 million 7.00 percent medium-term notes due in October 2002 and retired approximately $9 million of its 8.50 percent debentures. The Company declared and paid dividends, totaling $21 million for the year. During 2002, the Company declared and paid a dividend during the fourth quarter of $0.03 per share totaling $4 million. During 2003 and 2002, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $27 million and $10 million, respectively.

Net cash provided by and used in discontinued operations includes losses from discontinued operations, changes in assets and liabilities of the discontinued segments and disposition activity related to the reserves. Net cash provided by discontinued operations was $1 million in 2004 as compared with $7 million in 2003. In 2003, net cash provided by discontinued operations was $7 million and primarily related to an income tax benefit of $21 million offset, in part, by payments against related reserves of $13 million. In 2002, discontinued operations utilized cash of $10 million which consisted of payments for the Northern Group’s operations and disposition activity related to the other discontinued segments.

Capital Structure

During 2004, the Company obtained a 5-year, $175 million term loan to finance a portion of the purchase price of the Footaction stores. Concurrent with the financing of a portion of the Footaction acquisition, the Company amended its revolving credit agreement, thereby, extending the maturity date to May 2009 from July 2006. On January 31, 2005, the Company prepaid the first principal payment of $18 million which would have been due in May 2005. The agreement includes various restrictive financial covenants with which the Company was in compliance on January 29, 2005.

Additionally in 2004, the Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem its entire $150 million outstanding 5.50 percent convertible subordinated notes. Effective June 4, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued. The Company reclassified the remaining $3 million of unamortized deferred costs related to the original issuance of the convertible debt to equity as a result of the conversion.

During 2003, the Company primarily focused on repurchasing the 8.50 percent debt, which matures in 2022 in addition to declaring and paying dividends. During the fourth quarters of each year, the Company increased the quarterly cash dividends paid. During 2003, the Company paid dividends of $0.03 per share in the first three quarters and increased the payments to $0.06 in the fourth quarter. During 2004, the Company paid cash dividends of $0.06 per share for each of the first three quarters and increased the payments to $0.075 per share in the fourth quarter, to an annualized rate of $0.30 per share.

Credit Rating

The Company’s corporate credit rating from Standard & Poor’s is BB+ and Ba1 from Moody’s Investors Service.

Debt Capitalization and Equity

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments. These commitments are the primary financing vehicle used to fund store expansion. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases, and excludes the effect of interest rate swaps of $4 million that increased long-term debt at January 29, 2005 and $1 million that reduced long-term debt at January 31, 2004:

	2004	2003
	(in millions)
Cash, cash equivalents and short-term investments, net of debt
and capital lease obligations	$131	$112
Present value of operating leases	1,989	1,683
Total net debt	1,858	1,571
Shareholders’ equity	1,830	1,375
Total capitalization	$3,688	$2,946

Net debt capitalization percent	50.4%	53.3%
Net debt capitalization percent without operating leases	—%	—%

Excluding the present value of operating leases, the Company’s cash, cash equivalents and short-term investments, net of debt and capital lease obligations increased to $131 million at January 29, 2005 from $112 million at January 31, 2004. The Company increased debt and capital lease obligations by $25 million while increasing cash, cash equivalents and short-term investments by $44 million. This improvement was offset by an increase of $306 million in the present value of operating leases primarily related to the Footaction acquisition and additional lease renewals entered into during 2004. Including the present value of operating leases, the Company’s net debt capitalization percent improved 2.9 percentage points in 2004. Total capitalization increased by $742 million in 2004, which was primarily attributable to an increase in shareholders’ equity. The increase in shareholders’ equity relates to net income of $293 million in 2004, an increase of $147 million resulting from the conversion of $150 million subordinated notes to equity, net of unamortized deferred issuance costs, $49 million related to employee stock plans, and an increase of $19 million in the foreign exchange currency translation adjustment, primarily related to the strength of the euro. The Company declared and paid dividends totaling $39 million during 2004.

The Company also recorded an increase of $14 million to the minimum liability for the Company’s pension plans during 2004. This increase was primarily a result of the 40 basis point decrease in the discount rate used to calculate present value of the obligations as of January 29, 2005, offset, in part, by an increase in the plans’ asset performance. The Company contributed $44 million and $6 million to the Company’s U.S. and Canadian qualified pension plans, respectively, in February 2004 and an additional $56 million to the Company’s U.S. qualified pension plan in September 2004, in advance of ERISA requirements.

As of January 31, 2004, the Company’s cash, net of debt and capital lease obligations, increased to $112 million. In 2003, the Company repurchased $19 million of the 8.50 percent debentures due in 2022. The Company declared and paid dividends totaling $21 million during 2003. The Company’s revolving credit facility was amended in 2003 to increase the available line of credit by $10 million to $200 million and extended the term to July 2006. The amended agreement includes various restrictive financial covenants with which the Company was in compliance on January 31, 2004. The Company made a $50 million contribution to its U.S. qualified retirement plan in February 2003, in advance of ERISA requirements.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of January 29, 2005:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(in millions)
Long-term debt	$351	$18	$44	$113	$176
Operating leases	2,723	449	806	578	890
Capital lease obligations	14	—	14	—	—
Other long-term liabilities (1)	—	—	—	—	—
Total contractual cash obligations	$3,088	$467	$864	$691	$1,066

(1)	The Company’s other liabilities in the Consolidated Balance Sheet as of January 29, 2005 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information on the balance sheet caption is included in the “Other Liabilities” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(in millions)
Line of credit	$175	$—	$—	$175	$—
Stand-by letters of credit	25	—	—	25	—
Purchase commitments (2)	1,696	1,686	6	4	—
Other (3)	131	41	58	28	4
Total commercial commitments	$2,027	$1,727	$64	$232	$4

(2)	Represents open purchase orders, as well as minimum required purchases under merchandise contractual agreements at January 29, 2005. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.

(3)	Represents payments required by non-merchandise purchase agreements and minimum royalty requirements.

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business as disclosed above, or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities. The Company’s policy prohibits the use of derivatives for which there is no underlying exposure.

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

Critical Accounting Policies

Management’s responsibility for integrity and objectivity in the preparation and presentation of the Company’s financial statements requires diligent application of appropriate accounting policies. Generally, the Company’s accounting policies and methods are those specifically required by U.S. generally accepted accounting principles (“GAAP”). Included in the “Summary of Significant Accounting Policies” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the Company’s most significant accounting policies. In some cases, management is required to calculate amounts based on estimates for matters that are inherently uncertain. The Company believes the following to be the most critical of those accounting policies that necessitate subjective judgments.

Business Combinations

The Company accounts for acquisitions of other businesses in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that the Company record the net assets of acquired businesses at fair value, and make estimates and assumptions to determine the fair value of these acquired assets and liabilities. The Company allocates the purchase price of acquired businesses based, in part, upon internal estimates of cash flows, recoverability and independent appraisals. Changes to the assumptions used to estimate the fair value could impact the recorded amounts of the assets acquired and the resultant goodwill.

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

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns previously taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 20 basis points to the 2004 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that they reimburse specific, incremental and identifiable costs incurred to date, are recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 29 percent of total advertising costs in 2004 and approximately 8 percent of catalog costs in 2004.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. The calculation of fair value of long-lived assets is based on estimated expected discounted future cash flows by store, which is generally measured by discounting the expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results. Long-lived tangible assets and intangible assets with finite lives primarily include property and equipment and intangible lease acquisition costs.

The Company is required to perform an impairment review of its goodwill, at least annually. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The fair value of each of the Company’s reporting units exceeded its carrying value as of February 1, 2004. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The latter requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold.

Pension and Postretirement Liabilities

The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trends, among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2004, as disclosed in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable. The expected long-term rate of return on invested plan assets is a component of pension expense and the rate is based on the plans’ weighted-average target asset allocation of 64 percent equity securities and 36 percent fixed income investments, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments based on the timing of settlements and to reduce future contributions by the Company. The Company’s common stock represented approximately 2 percent of the total pension plans’ assets at January 29, 2005. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2004 pension expense by approximately $3 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and amortized into the plans’ performance over time. An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate is selected with reference to the Aa long-term corporate bond yield. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of January 29, 2005 of the pension and postretirement plans by approximately $30 million and approximately $1 million, respectively. Such a decrease would not have significantly changed 2004 pension expense or postretirement income. There is limited risk to the Company for increases in healthcare costs related to the postretirement plan as new retirees have assumed the full expected costs and existing retirees have assumed all increases in such costs since the beginning of fiscal year 2001. The additional minimum liability included in shareholders’ equity at January 29, 2005 for the pension plans represented the amount by which the accumulated benefit obligation exceeded the fair market value of the plan assets. The Company contributed $44 million to the U.S. qualified pension plan and contributed $6 million to the Canadian qualified pension plan in February 2004. In addition, $56 million was contributed to the U.S. qualified pension plan in September 2004.

The Company expects to record postretirement income of approximately $11 million and pension expense of approximately $13 million in 2005. Pension expense in 2005 reflects the Company’s expected contributions, of which $19 million was made on February 4, 2005. These contributions have reduced 2005 estimated pension expense by approximately $2 million.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2004 would have resulted in a $6 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2005 effective tax rate to be approximately 36.5 percent.

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

As a result of achieving divestiture accounting in the fourth quarter of 2002, the Northern Group note was recorded at its fair value. The Company is required to review the collectibility of the note based upon various criteria such as the credit-worthiness of the issuer or a delay in payment of the principal or interest. Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. The purchaser has made all payments required under the terms of the Note, however the business sustained unexpected operating losses during the past fiscal year. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year. At January 29, 2005, $9 million remains outstanding on the Note.

The remaining discontinued reserve balances at January 29, 2005 totaled $18 million of which $7 million is expected to be utilized within the next twelve months. The remaining repositioning and restructuring reserves totaled $4 million at January 29, 2005, whereby $1 million is expected to be utilized within the next twelve months.

Disclosure Regarding Forward-Looking Statements

This report, including the Shareholders’ Letter, contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas and the ability of the Company to execute its business plans effectively with regard to each of its business units. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding interest rate risk management and foreign exchange risk management is included in the “Financial Instruments and Risk Management” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT

The integrity and objectivity of the financial statements and other financial information presented in this annual report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include, when necessary, amounts based on the best estimates and judgments of management.

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

The Company’s financial statements have been audited by KPMG LLP, the Company’s independent registered public accounting firm, whose report expresses their opinion with respect to the fairness of the presentation of these statements.

The Audit Committee of the Board of Directors, which comprises solely independent non-management directors who are not officers or employees of the Company, meets regularly with the Company’s management, internal auditors, legal counsel and KPMG LLP to review the activities of each group and to satisfy itself that each is properly discharging its responsibility. In addition, the Audit Committee meets on a periodic basis with KPMG LLP, without management’s presence, to discuss the audit of the financial statements as well as other auditing and financial reporting matters. The Company’s internal auditors and independent registered public accounting firm have direct access to the Audit Committee.

MATTHEW D. SERRA, Chairman of the Board, President and Chief Executive Officer	BRUCE L. HARTMAN, Executive Vice President and Chief Financial Officer

March 28, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2005.

The Company’s independent registered public accounting firm has issued their attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears in the Company’s 2004 Annual Report on Form 10-K under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

MATTHEW D. SERRA, Chairman of the Board, President and Chief Executive Officer	BRUCE L. HARTMAN, Executive Vice President and Chief Financial Officer

March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foot Locker, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foot Locker, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Foot Locker, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2005, and our report dated March 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 28, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	2004	2003	2002
	(in millions, except per share amounts)

Sales	$5,355	$4,779	$4,509
Costs and expenses
Cost of sales	3,722	3,297	3,161
Selling, general and administrative expenses	1,088	987	928
Depreciation and amortization	154	152	153
Restructuring charges (income)	2	1	(2)
Interest expense, net	15	18	26
	4,981	4,455	4,266
Other income (expense)	—	—	(3)
	4,981	4,455	4,263
Income from continuing operations before income taxes	374	324	246
Income tax expense	119	115	84
Income from continuing operations	255	209	162

Income (loss) on disposal of discontinued operations, net of income tax benefit of $37, $4, and $2, respectively	38	(1)	(9)
Cumulative effect of accounting change, net of income tax benefit of $ —	—	(1)	—
Net income	$293	$207	$153

Basic earnings per share:
Income from continuing operations	$1.69	$1.47	$1.15
Income (loss) from discontinued operations	0.25	(0.01)	(0.06)
Cumulative effect of accounting change	—	—	—
Net income	$1.94	$1.46	$1.09
Diluted earnings per share:
Income from continuing operations	$1.64	$1.40	$1.10
Income (loss) from discontinued operations	0.24	(0.01)	(0.05)
Cumulative effect of accounting change	—	—	—
Net income	$1.88	$1.39	$1.05

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2004	2003	2002
	(in millions)
Net income	$293	$207	$153
Other comprehensive income, net of tax

Foreign currency translation adjustment:
Translation adjustment arising during the period	19	31	38

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	—	—
Reclassification adjustments, net of income tax expense (benefit) of $1, ($1), and $—, respectively	1	(1)	—
Net change in cash flow hedges	—	(1)	—

Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense (benefit) of $(9), $10 and $(56), respectively	(14)	16	(83)

Comprehensive income	$298	$253	$108

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2004	2003
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$225	$190
Short-term investments	267	258
Total cash, cash equivalents and short-term investments	492	448
Merchandise inventories	1,151	920
Assets of discontinued operations	1	2
Other current assets	188	149
	1,832	1,519
Property and equipment, net	715	668
Deferred taxes	180	194
Goodwill	271	136
Intangible assets, net	135	96
Other assets	104	100
	$3,237	$2,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$381	$234
Accrued liabilities	275	300
Liabilities of discontinued operations	2	2
Current portion of repositioning and restructuring reserves	1	1
Current portion of reserve for discontinued operations	7	8
Current portion of long-term debt and obligations under capital leases	18	—
	684	545

Long-term debt and obligations under capital leases	347	335
Other liabilities	376	458
Total liabilities	1,407	1,338

Shareholders’ equity	1,830	1,375
	$3,237	$2,713

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	144,009	$411	141,180	$378	139,981	$363
Restricted stock issued under stock option and award plans	400	—	845	—	60	—
Forfeitures of restricted stock	—	2	—	1	—	1
Amortization of stock issued under restricted stock option plans	—	8	—	4	—	2
Conversion of convertible debt	9,490	150	—	—	—	—
Reclassification of convertible debt issuance costs	—	(3)	—	—	—	—
Issued under director and employee stock plans, net of tax	2,256	40	1,984	28	1,139	12
Issued at end of year	156,155	608	144,009	411	141,180	378
Common stock in treasury at beginning of year	(57)	(1)	(105)	(1)	(70)	—
Reissued under employee stock plans	260	5	152	1	—	—
Restricted stock issued under stock option and award plans	—	—	—	—	30	—
Forfeitures/cancellations of restricted stock	(100)	(2)	(80)	(1)	(60)	(1)
Shares of common stock used to satisfy tax withholding obligations	(137)	(3)	—	—	—	—
Exchange of options	(30)	(1)	(24)	—	(5)	—
Common stock in treasury at end of year	(64)	(2)	(57)	(1)	(105)	(1)
	156,091	606	143,952	410	141,075	377
Retained Earnings
Balance at beginning of year		1,132		946		797
Net income		293		207		153
Cash dividends declared on common stock $0.26, $0.15 and $0.03 per share, respectively		(39)		(21)		(4)
Balance at end of year		1,386		1,132		946
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		16		(15)		(53)
Translation adjustment arising during the period		19		31		38
Balance at end of year		35		16		(15)
Cash Flow Hedges
Balance at beginning of year		(1)		—		—
Change during year, net of tax		—		(1)		—
Balance at end of year		(1)		(1)		—
Minimum Pension Liability Adjustment
Balance at beginning of year		(182)		(198)		(115)
Change during year, net of tax		(14)		16		(83)
Balance at end of year		(196)		(182)		(198)
Total Accumulated Other Comprehensive Loss		(162)		(167)		(213)
Total Shareholders’ Equity		$1,830		$1,375		$1,110

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(in millions)
From Operating Activities
Net income	$293	$207	$153
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Income) loss on disposal of discontinued operations, net of tax	(38)	1	9
Restructuring charges (income)	2	1	(2)
Cumulative effect of accounting change, net of tax	—	1	—
Depreciation and amortization	154	152	153
Impairment of long-lived assets	—	—	7
Restricted stock compensation expense	8	4	2
Tax benefit on stock compensation	10	2	2
Gains on sales of real estate and assets	—	—	(3)
Deferred income taxes	50	(5)	38
Change in assets and liabilities, net of dispositions:
Merchandise inventories	(183)	(63)	(22)
Accounts payable and other accruals	157	(17)	(22)
Repositioning and restructuring reserves	(1)	(1)	(3)
Pension contribution	(106)	(50)	—
Income taxes	—	9	42
Other, net	(57)	23	(7)
Net cash provided by operating activities of continuing operations	289	264	347

From Investing Activities
Acquisitions	(242)	—	—
Purchases of short-term investments	(2,884)	(1,546)	(536)
Sales of short-term investments	2,875	1,440	384
Lease acquisition costs	(17)	(15)	(18)
Capital expenditures	(156)	(144)	(150)
Proceeds from sales of real estate and assets	—	—	6
Net cash used in investing activities of continuing operations	(424)	(265)	(314)

From Financing Activities
Debt issuance costs	(2)	—	—
Increase (reduction) in long-term debt	175	(19)	(41)
Reduction in capital lease obligations	—	—	(1)
Dividends paid on common stock	(39)	(21)	(4)
Issuance of common stock	33	27	10
Net cash provided by (used in) financing activities of continuing operations	167	(13)	(36)

Net Cash Provided by (Used in) Discontinued Operations	1	7	(10)

Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	2	(8)	3

Net Change in Cash and Cash Equivalents	35	(15)	(10)
Cash and Cash Equivalents at Beginning of Year	190	205	215
Cash and Cash Equivalents at End of Year	$225	$190	$205

Cash Paid During the Year:
Interest	$23	$25	$27
Income taxes	$121	$77	$39
Non-cash Financing Activities:
Common stock issued upon conversion of convertible debt	$150	$—	$—
Debt issuance costs reclassified to equity upon conversion of convertible debt	$3	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries (the “Company”), all of which are wholly owned. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2004, 2003 and 2002 represented the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Revenue from retail store sales is recognized when the product is delivered to customers. Retail sales include merchandise, net of returns and exclude all taxes. The Company recognizes revenue, including layaway sales, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. Revenue from Internet and catalog sales is recognized when the product is shipped to customers. Sales include shipping and handling fees for all periods presented.

Store Pre-Opening and Closing Costs

Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less the fair market value of sublease rental income, is provided for once the store ceases to be used, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising reimbursements earned for the launch and promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated expense is incurred. In accordance with EITF 02-16 “Accounting by a Reseller for Cash Consideration from a Vendor,” the Company accounts for reimbursements received in excess of expenses incurred related to specific, incremental advertising, as a reduction to the cost of merchandise and is reflected in cost of sales as the merchandise is sold.

Advertising costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative advertising, were as follows:

	2004	2003	2002
	(in millions)
Advertising expenses	$102.5	$97.5	$89.2
Cooperative advertising reimbursements	(24.8)	(23.4)	(15.4)
Net advertising expense	$77.7	$74.1	$73.8

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period to each catalog, generally 90 days. Cooperative reimbursements earned for the promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3.5 million and $2.9 million at January 29, 2005 and January 31, 2004, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative reimbursements, were as follows:

	2004	2003	2002
	(in millions)
Catalog costs	$50.3	$42.4	$41.9
Cooperative reimbursements	(2.9)	(3.5)	(2.9)
Net catalog expense	$47.4	$38.9	$39.0

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

	2004	2003	2002
	(in millions)
Income from continuing operations	$255	$209	$162
Effect of Dilution:
Convertible debt	2	5	5
Income from continuing operations assuming dilution	$257	$214	$167

Weighted-average common shares outstanding	150.9	141.6	140.7
Effect of Dilution:
Stock options and awards	3.0	1.8	0.6
Convertible debt	3.2	9.5	9.5
Weighted-average common shares outstanding assuming dilution	157.1	152.9	150.8

Options to purchase 1.5 million, 3.6 million and 6.8 million shares of common stock as of January 29, 2005, January 31, 2004 and February 1, 2003, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation plans in accordance with the intrinsic-value based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) which has not resulted in compensation cost for stock options and shares purchased under employee stock purchase plans. No compensation expense for employee stock options is reflected in net income, as all stock options granted under those plans had an exercise price not less than the quoted market price at the date of grant. The market value at date of grant of restricted stock is recorded as compensation expense over the period of vesting.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense during the three-year period ended January 29, 2005.

	2004	2003	2002
	(in millions, except per share amounts)
Net income:
As reported	$293	$207	$153
Compensation expense included in reported net income, net of income tax benefit	5	2	1
Total compensation expense under fair value method for all awards, net of income tax benefit	(13)	(7)	(6)
Pro forma	$285	$202	$148
Basic earnings per share:
As reported	$1.94	$1.46	$1.09
Pro forma	$1.89	$1.43	$1.05
Diluted earnings per share:
As reported	$1.88	$1.39	$1.05
Pro forma	$1.83	$1.36	$1.02

On December 15, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined the effect of this statement on its consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at January 29, 2005 and January 31, 2004 were $140 million and $130 million, respectively.

Short-Term Investments

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 29, 2005, all of the Company’s investments were classified as available for sale, and accordingly are reported at fair value. Short-term investments comprise auction rate securities. Auction rate securities are perpetual preferred or long-dated securities whose dividend/coupon resets periodically through a Dutch auction process. A Dutch auction is a competitive bidding process designed to determine a rate for the next term, such that all sellers sell at par and all buyers buy at par. Accordingly, there were no realized or unrealized gains or losses for any of the periods presented.

Merchandise Inventories and Cost of Sales

Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. Merchandise inventories of the Direct-to-Customers business are valued at the lower of cost or market using weighted-average cost, which approximates FIFO. Transportation, distribution center and sourcing costs are capitalized in merchandise inventories.

Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged product returns, markdown allowances and volume rebates as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy reflects the amortization of amounts received from landlords for tenant improvements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 11 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $50 million at January 29, 2005 and $55 million at January 31, 2004.

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

Recoverability of Long-Lived Assets

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit evaluated as of the beginning of each year, determined using a combination of market and discounted cash flow approaches, exceeded the carrying value of each respective reporting unit.

Separable intangible assets that are deemed to have finite lives will continue to be amortized over their estimated useful lives. Intangible assets with finite lives primarily reflect lease acquisition costs and are amortized over the lease term.

Derivative Financial Instruments

All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings or other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive loss and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, short-term investments and other current receivables and payables approximate fair value due to the short-term nature of these assets and liabilities. Quoted market prices of the same or similar instruments are used to determine fair value of long-term debt and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term investments and notes receivable if quoted market prices on these instruments are unavailable.

Income Taxes

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $14 million at January 29, 2005 and January 31, 2004. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was $1 million in each of 2004, 2003 and 2002.

Accounting for Leases

The Company recognizes rent expense for operating leases as of the earlier of possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred.

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

The Company reclassified short-term investments on its Consolidated Balance Sheets in 2003 and on its 2003 and 2002 Statements of Cash Flows, which were previously presented as cash and cash equivalents. The amounts reclassified totaled $258 million and $152 million in 2003 and 2002, respectively. The purchases and sales related to the investments held in each of the three years ended January 29, 2005 have been presented on the Consolidated Statements of Cash Flows in the investing activities section.

The Company receives allowances from landlords to improve tenant locations. Historically, the Company has recorded tenant allowances as a reduction to the cost of the leasehold improvements and amortized the credits through amortization expense over the term of the lease period, which was not in accordance with U.S. generally accepted accounting principles. The Company corrected its accounting during the fourth quarter of 2004, by reclassifying those amounts received in past years from property and equipment to the deferred rent liability on the Consolidated Balance Sheets. Balances reclassified from property and equipment to the straight-line liability, which is included in other liabilities, was $22 million in 2004 and $24 million in 2003. The Company also reclassified amounts on the Consolidated Statements of Operations to reflect an increase in amortization expense and a decrease in occupancy costs, a component of costs of sales, in each of the respective years. Reclassified in the income statement was $5 million in 2004 and in 2003 and $4 million in 2002. There was no change to net income for the years presented. The effect on the Consolidated Statements of Cash Flows was not significant for the years ended January 31, 2004 and February 1, 2003 and therefore have not been reclassified.

Recent Accounting Pronouncements Not Previously Discussed Herein

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4.” This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the effect of the adoption of this Statement will have a material effect on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This Statement requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this Statement will have a material effect on its financial position and results of operations as the Company does not currently have any exchanges of nonmonetary assets.

2	Acquisitions

Footaction

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

The Company integrated the Footaction business into the Athletic Stores segment and is operating the majority of the stores under the Footaction name. The purchase price of $222 million was increased for direct costs related to the acquisition totaling $4 million. Direct costs include investment banking, legal and accounting fees and other costs. The Company has allocated the purchase price of approximately $226 million based, in part, upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. The allocation of the purchase price is detailed below:

(in millions)
Inventory	$39
Property and equipment	45
Intangible assets — amortizing	29
Goodwill	122
Total assets	235

Accounts payable and accrued liabilities (1)	5
Other liabilities (2)	4
Total liabilities	9
Total purchase price	$226

(1)	“Accounts payable and accrued liabilities” include approximately $3 million for anticipated payments to landlords to cancel two of the acquired leases. Also included is approximately $1 million of liabilities related to gift cards assumed. The remaining $1 million relates to transfer taxes and real estate charges assumed from Footstar, Inc. as part of the acquisition.

(2)	“Other liabilities” includes $4 million of liabilities assumed for leased locations with rents above their fair value.

In accordance with the purchase agreement, $13.7 million of the purchase price was deposited into an escrow account pending resolution of 15 lease related issues. During 2004, 12 of the issues were resolved and $9.1 million was released from escrow to the seller and $2.2 million was returned to the Company. Accordingly, this reduced the purchase price and goodwill by $2.2 million and as of January 29, 2005, $2.4 million remained in escrow.

The Republic of Ireland

On October 18, 2004, the Company purchased 11 stores in the Republic of Ireland from the Champion Sports Group Limited, an athletic footwear and apparel company. The transaction was effected through a wholly owned subsidiary. The Company operates these stores under the Foot Locker brand as part of the Athletic Stores segment.

The Company has allocated the purchase price of approximately €13 million (approximately $17 million), inclusive of $1 million of direct costs related to the acquisition, based, in part, upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations.

The allocation of the purchase price is detailed below:

(in millions)
Intangible assets — amortizing	$2
Intangible assets — non-amortizing	3
Goodwill	12
Total assets	17
Other amounts due and payable (1)	(1)
Cash paid as of January 29, 2005	$16

(1)	“Other amounts due and payable” includes professional fees related to the transaction.

3	Goodwill

The carrying value of goodwill related to the Athletic Stores segment was $191 million at January 29, 2005 and $56 million at January 31, 2004. The carrying value of goodwill related to the Direct-to-Customers segment was $80 million at January 29, 2005 and January 31, 2004.

	Jan. 31, 2004	Acquisitions (1)	Additions	Other (2)	Jan. 29, 2005
	(in millions)
Goodwill	$136	134	—	1	$271

(1)	Attributable to the acquisition of 349 Footaction stores and 11 stores in the Republic of Ireland.

(2)	Includes effect of foreign currency translation.

4    Intangible Assets, net

	2004	2003
	(in millions)
Intangible assets not subject to amortization	$4	$2
Intangible assets subject to amortization (net of accumulated amortization of $70 and $51, respectively)	131	94
	$135	$96

Intangible assets not subject to amortization at January 29, 2005, include the 11 stores acquired in the Republic of Ireland of $3 million related to the trademark. The minimum pension liability required at January 29, 2005 and January 31, 2004, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at January 29, 2005 and $2 million at January 31, 2004.

The changes in the carrying amount of intangibles subject to amortization for the year ended January 29, 2005 are as follows:

	2003	Acquisitions (1)	Additions	Amortization / Other (2)	2004	Wtd. Avg. Useful Life in Years
	(in millions)
Finite life intangible assets
Lease acquisition costs	$94	$—	$17	$(9)	$102	12.2
Trademark	—	21	—	(1)	20	20.0
Loyalty program	—	1	—	—	1	2.0
Favorable leases	—	9	—	(1)	8	4.1
Total	$94	$31	$17	$(11)	$131	12.6

(1)	Attributable to the acquisition of 349 Footaction stores and 11 stores in the Republic of Ireland.

(2)	Includes effect of foreign currency translation.

Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles, as a result of the Footaction and Republic of Ireland purchases, are the trademark for the Footaction name, amounts paid for leased locations with rents below their fair value for both acquisitions and amounts paid to obtain names of members of the Footaction loyalty program.

Amortization expense for the intangibles subject to amortization was approximately $17 million, $11 million and $8 million for 2004, 2003 and 2002, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $19 million for 2005, $18 million for 2006, $16 million for 2007, $14 million for 2008 and $13 million for 2009.

5	Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 29, 2005, the Company has two reportable segments, Athletic Stores, which sells athletic footwear and apparel through its various retail stores, and Direct-to-Customers, which includes the Company’s catalogs and Internet business.

The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	2004	2003	2002
	(in millions)
Athletic Stores	$4,989	$4,413	$4,160
Direct-to-Customers	366	366	349
Total sales	$5,355	$4,779	$4,509

Operating Results

	2004	2003	2002
	(in millions)
Athletic Stores (1)	$420	$363	$280
Direct-to-Customers	45	53	40
	465	416	320
All Other (2)	(2)	(1)	1
Division profit	463	415	321
Corporate expense (3)	(74)	(73)	(52)
Operating profit	389	342	269
Non-operating income (4)	—	—	3
Interest expense, net	(15)	(18)	(26)
Income from continuing operations before income taxes	$374	$324	$246

(1)	2002 includes reductions in restructuring charges of $1 million. Additionally, the Company recorded non-cash pre-tax charges in selling, general and administrative expenses of approximately $7 million in 2002, which represented impairment of long-lived assets such as store fixtures and leasehold improvements related to Athletic Stores.

(2)	2004 includes restructuring charges of $2 million. 2003 includes restructuring charges of $1 million. 2002 includes a $1 million reduction in restructuring charges.

(3)	2004 includes integration costs of $5 million related to the acquisitions of Footaction and the 11 stores in the Republic of Ireland.

(4)	2002 includes $2 million gain related to the condemnation of a part-owned and part-leased property for which the Company received proceeds of $6 million and real estate gains from the sale of corporate properties of $1 million during 2002.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)
Athletic Stores	$126	$123	$123	$139	$126	$124	$2,335	$1,739	$1,591
Direct-to-Customers	5	4	4	8	6	8	190	183	177
	131	127	127	147	132	132	2,525	1,922	1,768
Corporate	23	25	26	9	12	18	711	789	744
Discontinued operations							1	2	2
Total Company	$154	$152	$153	$156	$144	$150	$3,237	$2,713	$2,514

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. No individual country included in the International category is significant.

Sales

	2004	2003	2002
	(in millions)
United States	$3,982	$3,597	$3,639
International	1,373	1,182	870
Total sales	$5,355	$4,779	$4,509

Long-Lived Assets

	2004	2003	2002
	(in millions)
United States	$547	$525	$544
International	168	143	120
Total long-lived assets	$715	$668	$664

6	Short-Term Investments

These auction rate security investments are accounted for as available-for-sale securities. The fair value of all investments approximate their carrying cost as the investments are generally not held for more than 49 days and they are traded at par value.

	2004	2003
	(in millions)
Tax exempt municipal bonds	$50	$44
Taxable bonds	40	—
Equity securities	177	214
	$267	$258

Contractual maturities of the bonds outstanding at January 29, 2005 range from 2021 to 2039.

7	Merchandise Inventories

	2004	2003
	(in millions)
LIFO inventories	$856	$651
FIFO inventories	295	269
Total merchandise inventories	$1,151	$920

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

8	Other Current Assets

	2004	2003
	(in millions)
Net receivables	$47	$41
Prepaid expenses and other current assets	47	45
Prepaid income taxes	40	—
Deferred taxes	53	60
Current portion of Northern Group note receivable	1	2
Fair value of derivative contracts	—	1
	$188	$149

9	Property and Equipment, net

	2004	2003
	(in millions)

Land	$3	$3
Buildings:
Owned	31	32
Furniture, fixtures and equipment:
Owned	1,072	1,015
Leased	14	14
	1,120	1,064
Less: accumulated depreciation	(755)	(706)
	365	358
Alterations to leased and owned buildings, net of accumulated amortization	350	310
	$715	$668

10	Other Assets

	2004	2003
	(in millions)
Deferred tax costs	$25	$35
Investments and notes receivable	22	23
Northern Group note receivable, net of current portion	8	6
Income taxes receivable	—	1
Fair value of derivative contracts	2	—
Other	47	35
	$104	$100

11	Accrued Liabilities

	2004	2003
	(in millions)
Pension and postretirement benefits	$30	$57
Incentive bonuses	34	38
Other payroll and payroll related costs, excluding taxes	51	44
Taxes other than income taxes	45	44
Property and equipment	22	32
Gift cards and certificates	22	16
Income taxes payable	9	9
Fair value of derivative contracts	3	3
Current deferred tax liabilities	1	—
Other operating costs	58	57
	$275	$300

12	Revolving Credit Facility

At January 29, 2005, the Company had unused domestic lines of credit of $175 million, pursuant to a $200 million unsecured revolving credit agreement. $25 million of the line of credit was committed to support standby letters of credit. These letters of credit are primarily used for insurance programs.

On May 19, 2004, shortly after the Footaction acquisition, the Company amended its revolving credit agreement, thereby, extending the maturity date to May 2009 from July 2006. The agreement includes various restrictive financial covenants with which the Company was in compliance on January 29, 2005. Existing unamortized financing fees as well as new up-front fees paid, and direct costs incurred, to amend the agreement are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method, totaling approximately $4 million at January 29, 2005. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 1.375 percent to LIBOR plus 2.25 percent. In addition, the quarterly facility fees paid on the unused portion during 2004, which is also based on the Company’s fixed charge coverage ratio, ranged from 0.25 percent in the earlier part of 2004 to 0.175 percent by the end of 2004, which was based on the Company’s third quarter fixed charge coverage ratio. Quarterly facility fees paid in 2003 ranged from 0.50 percent, in the earlier part, to 0.25 percent during the fourth quarter of 2003, also based on the Company’s improved fixed charge coverage ratio. There were no short-term borrowings during 2004 or 2003.

Interest expense, including facility fees, related to the revolving credit facility was $2 million in 2004 and $3 million in both 2003 and 2002.

13	Long-Term Debt and Obligations under Capital Leases

In 2001, the Company issued $150 million of subordinated convertible notes due 2008, at an interest rate of 5.50 percent. The notes were convertible into the Company’s common stock at the option of the holder at a conversion price of $15.806 per share. The Company notified The Bank of New York, as Trustee under the indenture, that it intended to redeem its entire $150 million outstanding 5.50 percent convertible subordinated notes. Effective June 4, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued. The Company reclassified the remaining $3 million of unamortized deferred costs related to the original issuance of the convertible debt to equity as a result of the conversion.

During 2002, the Company purchased and retired $9 million of the $200 million 8.50 percent debentures payable in 2022. In 2003, the Company purchased and retired an additional $19 million of the $200 million debentures, bringing the total amount retired to date to $28 million. The Company entered into an interest rate swap agreement in December 2002 to convert $50 million of the 8.50 percent debentures to variable rate debt. The interest rate swap did not have a significant effect on interest expense in 2002. In 2003, the Company entered into two additional swaps, to convert an additional $50 million of the 8.50 percent debentures to variable rate debt. The outstanding interest rate swaps during 2003 converted a total of $100 million of the 8.50 percent fixed rate on the debentures to lower variable rates resulting in a reduction of interest expense of approximately $4 million. During July 2004, the Company entered into an additional $100 million of interest rate swaps to further reduce the existing $100 million of outstanding swaps to a lower average rate. The effect of all swaps resulted in a combined reduction in interest expense of $3 million in 2004. As of January 29, 2005, swaps converting a total of $100 million of debentures were outstanding.

The fair value of the interest rate swaps at January 29, 2005 comprised $2 million, which was included in other assets. The carrying value of the 8.50 percent debentures was increased by $4 million for the swaps that were classified as fair value hedges and the remaining $2 million of swaps were classified as cash flow hedges, whereby the changes in their fair value have been included in other comprehensive loss. The fair value of the swaps, included in other liabilities, was approximately $1 million at January 31, 2004 and the carrying value of the 8.50 percent debentures was decreased by the corresponding amount.

On May 19, 2004, the Company obtained a 5-year, $175 million amortizing term loan from the bank group participating in its existing revolving credit facility to finance a portion of the purchase price of the Footaction stores. The initial interest rate on the LIBOR-based, floating-rate loan was 2.625 percent and was 3.875 percent on January 29, 2005. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in years 2005 and 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. Closing and upfront fees totaling approximately $1 million were paid for the term loan and these fees are being amortized using the interest rate method as determined by the principal repayment schedule.

Following is a summary of long-term debt and obligations under capital leases:

	2004	2003
	(in millions)
8.50% debentures payable 2022	$176	$171
$175 million term loan	175	—
5.50% convertible notes	—	150
Total long-term debt	351	321
Obligations under capital leases	14	14
	365	335
Less: Current portion	18	—
	$347	$335

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt	Capital Leases	Total
	(in millions)
2005	$18	$—	$18
2006	18	—	18
2007	26	14	40
2008	26	—	26
2009	87	—	87
Thereafter	176	—	176
	351	14	365
Less: Current portion	18	—	18
	$333	$14	$347

Interest expense related to long-term debt and capital lease obligations, including the amortization of the associated debt issuance costs, was $19 million in 2004, $22 million in 2003 and $28 million in 2002.

14  Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain purchase or renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Rent expense includes real estate taxes, insurance, maintenance, and other costs as required by some of the Company’s leases. The present value of operating leases is discounted using various interest rates ranging from 4 percent to 13 percent.

Rent expense consists of the following:

	2004	2003	2002
	(in millions)
Rent	$605	$532	$491
Contingent rent based on sales	11	11	11
Sublease income	(1)	(1)	(1)
Total rent expense	$615	$542	$501

Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2005	$449
2006	423
2007	383
2008	322
2009	256
Thereafter	890
Total operating lease commitments	$2,723
Present value of operating lease commitments	$1,989

15	Other Liabilities

	2004	2003
	(in millions)
Pension benefits	$130	$175
Postretirement benefits	95	113
Straight-line rent liability	77	67
Income taxes	29	62
Workers’ compensation / general liability reserves	11	12
Reserve for discontinued operations	11	11
Repositioning and restructuring reserves	3	2
Fair value of derivatives	—	1
Unfavorable leases	3	—
Other	17	15
	$376	$458

16	Discontinued Operations

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

An agreement in principle had been reached during December 2002 to receive CAD$5 million (approximately US$3 million) cash consideration in partial prepayment of the Note and accrued interest, and further, the Company agreed to reduce the face value of the Note to CAD$17.5 million (approximately US$12 million). During the fourth quarter of 2002, circumstances had changed sufficiently such that it became appropriate to recognize the transaction as an accounting divestiture. Accordingly, the Note was recorded in the financial statements at its estimated fair value of CAD$16 million (approximately US$10 million). On May 6, 2003, the amendments to the Note were executed and a cash payment of CAD$5.2 million was received from the purchasers of the Northern Group, representing principal and interest through the date of the amendment. On January 15, 2004, the Company received an additional payment of CAD$1 million, representing a partial repayment of the Note. On August 20, 2004, the Company received a contingent payment of CAD$1 million, which was based upon a certain transaction that occurred. As a result of the settlement of the contingent transaction, the CAD$17.5 million Note was replaced with a new CAD$15.5 million note. The terms of the new note are substantially the same as the May 6, 2003 Note, including the expiration date and interest payment terms.

Future adjustments, if any, to the carrying value of the Note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest income will also be recorded within continuing operations. The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the Note may not be recoverable. Such circumstances would include deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the Note. The purchaser has made all payments required under the terms of the Note, however the business has sustained unexpected operating losses during the past fiscal year. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year.

At January 29, 2005 and January 31, 2004, US$1 million and US$2 million, respectively, are classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Consolidated Balance Sheets. All scheduled principal and interest payments have been received timely and in accordance with the terms of the Note.

As indicated above, as the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of January 29, 2005, the Company estimates that its gross contingent lease liability is CAD$31 million (approximately US$25 million). The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that it is unlikely that it would be required to make such contingent payments.

During the third quarter of 2003, a charge in the amount of $1 million before-tax was recorded to cover additional liabilities related to the exiting of the former leased corporate office in excess of the previous estimate. In the fourth quarter of 2003, the Company made a CAD$10 million payment (approximately US$7 million) to the landlord, which released the Company from all future liability related to the lease. Net disposition activity of $13 million in 2002 included the $18 million reduction in the carrying value of the net assets and liabilities, recognition of the Note of $10 million, real estate disposition activity of $1 million and severance and other costs of $4 million.

In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. During the first quarter of 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

In 1997, the Company exited its Domestic General Merchandise segment. In 2002, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy, and rejected in the bankruptcy proceeding 15 leases it originally acquired from a subsidiary of the Company, two of the actions brought against this subsidiary remain unresolved as of January 29, 2005. The gross contingent lease liability, related to these two leases, is approximately $3 million. The Company believes that it may have valid defenses; however, the outcome of the remaining actions cannot be predicted with any degree of certainty. The Company recorded charges totaling $4 million related to certain of these actions, as well as others that have been settled, during the second and fourth quarters of 2003.

The results of operations and assets and liabilities for the Northern Group segment, the International General Merchandise segment, the Specialty Footwear segment and the Domestic General Merchandise segment have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Consolidated Balance Sheets.

The assets of the discontinued operations consisted primarily of fixed assets related to the Domestic General Merchandise segment as of January 29, 2005 and as of January 31, 2004. Liabilities of discontinued operations at January 29, 2005 and January 31, 2004, included accounts payable, restructuring reserves and other accrued liabilities related to the Northern Group and the Domestic General Merchandise segments.

The remaining reserve balances for all of the discontinued segments totaled $18 million as of January 29, 2005, $7 million of which is expected to be utilized within twelve months and the remaining $11 million thereafter.

The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below:

Northern Group

	2001	2002			2003			2004
	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance
	(in millions)
Asset write-offs & impairments	$—	$18	$(18)	$—	$—	$—	$—	$—	$—	$—
Recognition of note receivable	—	(10)	10	—	—	—	—	—	—	—
Real estate & lease liabilities	6	1	(1)	6	1	(7)	—	—	—	—
Severance & personnel	2	—	(2)	—	—	—	—	—	—	—
Operating losses & other costs	3	—	(2)	1	—	1	2	—	1	3
Total	$11	$9	$(13)	$7	$1	$(6)	$2	$—	$1	$3

International General Merchandise

	2001	2002			2003			2004
	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance
	(in millions)
Woolco	$—	$1	$—	$1	$—	$(1)	$—	$—	$—	$—
The Bargain! Shop	6	—	—	6	—	(1)	5	—	—	5
Total	$6	$1	$—	$7	$—	$(2)	$5	$—	$—	$5

Specialty Footwear

	2001	2002			2003			2004
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Lease liabilities	$7	$(4)	$(1)	$2	$—	$—	$2	$—	$—	$2
Operating losses & other costs	2	—	(1)	1	—	(1)	—	(1)	1	—
Total	$9	$(4)	$(2)	$3	$—	$(1)	$2	$(1)	$1	$2

Domestic General Merchandise

	2001	2002			2003			2004
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Lease liabilities	$10	$—	$(3)	$7	$—	$(1)	$6	$—	$—	$6
Legal and other costs	2	5	(4)	3	4	(3)	4	—	(2)	2
Total	$12	$5	$(7)	$10	$4	$(4)	$10	$—	$(2)	$8

*	Net usage includes effect of foreign exchange translation adjustments

17 Repositioning and Restructuring Reserves

1999 Restructuring

The Company recorded restructuring charges in 1999 for programs to sell or liquidate eight non-core businesses. The restructuring plan also included an accelerated store-closing program in North America and Asia, corporate headcount reduction and a distribution center shutdown. The dispositions of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game!, Weekend Edition and the store-closing program were essentially completed in 2000. In 2001, the Company completed the sales of The San Francisco Music Box Company (“SFMB”) and the assets related to its Burger King and Popeye’s franchises. The termination of the Maumelle distribution center lease was completed in 2002.

In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected four of the store leases and the distribution center lease and assumed one of the store leases in the bankruptcy proceedings. During the second quarters of 2003 and 2004, the Company recorded charges of $1 million and $2 million, respectively, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010, while the store leases expired on January 31, 2004. As of January 29, 2005, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $4 million, offset in part by the estimated sublease income of $2 million. The Company entered into a sublease on November 15, 2004 for a significant portion of the distribution center that will expire concurrent with the Company’s lease term. In addition, the Company is considering additional sublease offers for the remaining square footage. Accordingly, at January 29, 2005 the reserve balance is $2 million.

1993 Repositioning and 1991 Restructuring

The Company recorded charges in 1993 and in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. As of January 29, 2005 the reserve balance is $2 million.

Total Repositioning and Restructuring Reserves

The components of the pre-tax losses (gains) on restructuring charges and disposition activity related to the reserves are presented below:

	2001	2002			2003			2004
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$3	$—	$(1)	$2	$1	$(1)	$2	$2	$(1)	$3
Other disposition costs	5	(2)	(2)	1	—	—	1	—	—	1
Total	$8	$(2)	$(3)	$3	$1	$(1)	$3	$2	$(1)	$4

At January 29, 2005, $1 million of the total restructuring reserves is expected to be utilized within the next twelve months and the remaining $3 million thereafter.

18	Income Taxes

Following are the domestic and international components of pre-tax income from continuing operations:

	2004	2003	2002
	(in millions)
Domestic	$222	$186	$160
International	152	138	86
Total pre-tax income	$374	$324	$246

The income tax provision consists of the following:

	2004	2003	2002
	(in millions)
Current:
Federal	$11	$48	$16
State and local	6	14	5
International	52	58	25
Total current tax provision	69	120	46
Deferred:
Federal	43	11	31
State and local	8	(6)	—
International	(1)	(10)	7
Total deferred tax provision	50	(5)	38
Total income tax provision	$119	$115	$84

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries, for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries, totaled $327 million and $239 million at January 29, 2005 and January 31, 2004, respectively.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	2.4	2.0
International income taxed at varying rates	(0.6)	0.5	1.0
Foreign tax credit utilization	(2.5)	(1.0)	(1.2)
Increase (decrease) in valuation allowance	0.1	(1.5)	(2.0)
Federal/foreign tax settlements	(3.3)	—	—
State and local tax settlements	—	(0.2)	(0.3)
Tax exempt obligations	(0.2)	(0.2)	(0.1)
Work opportunity tax credit	(0.2)	(0.1)	(0.3)
Other, net	1.1	0.6	0.1
Effective income tax rate	31.7%	35.5%	34.2%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2004	2003
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards	$89	$99
Employee benefits	116	135
Reserve for discontinued operations	5	8
Repositioning and restructuring reserves	3	2
Property and equipment	89	81
Allowance for returns and doubtful accounts	7	10
Straight-line rent	19	17
Goodwill	—	1
Other	17	22
Total deferred tax assets	345	375
Valuation allowance	(124)	(122)
Total deferred tax assets, net	$221	$253

	2004	2003
	(in millions)
Deferred tax liabilities:
Inventories	$8	$13
Goodwill	2	—
Other	1	1
Total deferred tax liabilities	11	14
Net deferred tax asset	$210	$239
Balance Sheet caption reported in:
Deferred taxes	$180	$194
Other current assets	53	60
Other current liabilities	(1)	—
Other liabilities	(22)	(15)
	$210	$239

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2003. The IRS has begun a voluntary pre-filing review process for 2004. The pre-filing review process is expected to conclude during 2005. The Company has also agreed to participate in the IRS’ Compliance Assurance Process (“CAP”) for 2005.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability. The Company does not expect to take advantage of the Act’s repatriation provisions.

As of January 29, 2005, the Company had a valuation allowance of $124 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards, tax loss carryforwards of certain foreign operations and capital loss carryforwards and unclaimed tax depreciation of the Canadian operations. The net change in the total valuation allowance for the year ended January 29, 2005, was principally due to an increase in the Canadian and state valuation allowances relating, respectively, to a current year increase in Canadian deferred tax assets and state net operating losses for which the Company does not expect to receive future benefit.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 29, 2005. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 29, 2005, the Company’s tax loss/credit carryforwards included international operating loss carryforwards with a potential tax benefit of $33 million. Those expiring between 2005 and 2011 total $32 million and those that do not expire total $1 million. The Company also had state net operating loss carryforwards with a potential tax benefit of $28 million, which principally related to the 16 states where the Company does not file a combined return. These loss carryforwards expire between 2005 and 2025 as well as foreign tax credits totaling $1 million, which expire 2015. The Company had U.S. Federal alternative minimum tax credits and Canadian capital loss carryforwards of approximately $17 million and $10 million, respectively, which do not expire.

19	Financial Instruments and Risk Management

Foreign Exchange Risk Management

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions. Also, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Such strategies may at times include holding a variety of derivative instruments, which includes entering into forwards and option contracts, whereby the changes in the fair value of these financial instruments are charged to the statements of operations immediately. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2004 or 2003.

Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

The primary currencies to which the Company is exposed are the euro, the British Pound and the Canadian Dollar. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a forward contract’s time value is reported in earnings. For forward foreign exchange contracts designated as cash flow hedges of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. Amounts classified to cost of sales related to such contracts were a loss of approximately $1 million in 2004 and a gain of $2 million in 2003. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2004 was approximately $1 million and was not significant in 2003. The Company also enters into other forward contracts to hedge intercompany royalty cash flows that are denominated in foreign currencies. The effective portion of gains and losses associated with these forward contracts is reclassified from accumulated other comprehensive loss to selling, general and administrative expenses in the same quarter as the underlying intercompany royalty transaction occurs and were not significant for any of the periods presented.

At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

The changes in fair value of forward contracts and option contracts that do not qualify as hedges are recorded in earnings. In 2004, the Company entered into certain forward foreign exchange contracts to hedge intercompany foreign-currency denominated firm commitments and recorded losses of approximately $2 million in selling, general and administrative expenses to reflect their fair value. These losses were offset by the foreign exchange gains on the revaluation of the underlying commitments, which were expected to be settled in 2004 and 2005.

In 2003, the Company recorded a gain of approximately $7 million for the change in fair value of derivative instruments not designated as hedges, which was offset by a foreign exchange loss related to the underlying transactions. These amounts were primarily related to the intercompany foreign-currency denominated firm commitments, as the gains on the other forward contracts were not significant.

The fair value of derivative contracts outstanding at January 29, 2005 comprised other assets of $2 million and current liabilities of $3 million. The fair value of derivative contracts outstanding at January 31, 2004 comprised current assets of $1 million, current liabilities of $3 million, and other liabilities of $1 million.

Foreign Currency Exchange Rates

The table below presents the fair value, notional amounts, and weighted-average exchange rates of foreign exchange forward contracts outstanding at January 29, 2005.

	Fair Value (US in millions)	Contract Value (US in millions)	Weighted-Average Exchange Rate
Inventory

Buy €/Sell British £	$—	$59	0.6996

Intercompany

Buy €/Sell $US	$—	$6	1.2290
Buy $US/Sell €	(3)	69	1.2432
Buy €/Sell British £	—	17	0.7187
	$(3)	$151

Interest Rate Risk Management

The Company has employed interest rate swaps to minimize its exposure to interest rate fluctuations. In 2002, the Company entered into an interest rate swap agreement with a notional amount of $50 million to receive interest at a fixed rate of 8.50 percent and pay interest at a variable 6-month rate of LIBOR in arrears plus 3.1 percent. During 2003, the Company entered into two additional swaps to convert an additional $50 million of the 8.50 percent debentures to an average variable 6-month rate of LIBOR in arrears plus 3.313 percent. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. During July 2004, the Company entered into an additional $100 million of interest rate swaps, designated as cash flow hedges, to effectively convert the interest rate on its existing $100 million swaps from a 6-month variable rate to a 1-month variable rate of LIBOR plus 0.25 percent.

The fair value of the swaps was approximately $2 million at January 29, 2005. The carrying value of the 8.50 percent debentures was increased by $4 million for the portion of the swaps designated as fair value hedges. Accumulated other comprehensive loss was decreased by the fair value of $2 million related to the swaps that were designated as cash flow hedges.

The fair value of the swaps, included as an addition to other liabilities, was approximately $1 million at January 31, 2004 and the carrying value of the 8.50 percent debentures was decreased by the corresponding amount.

The following table presents the Company’s outstanding interest rate derivatives:

	2004	2003	2002
	($ in millions)
Interest Rate Swaps:
Fixed to Variable ($US)	$100	$100	$50
Average pay rate	6.46%	5.07%	4.53%
Average receive rate	8.50%	8.50%	8.50%
Variable to variable ($US)	$100	$—	$—
Average pay rate	2.73%	—%	—%
Average receive rate	3.25%	—%	—%

Interest Rates

The Company’s major exposure to market risk is to changes in interest rates, primarily in the United States. There were no short-term borrowings outstanding as of January 29, 2005 or January 31, 2004, respectively.

The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the effect of the interest rate swaps outstanding at January 29, 2005, of the Company’s long-term debt obligations.

	2005	2006	2007	2008	2009	Thereafter	Jan. 29, 2005 Total	Jan. 31, 2004 Total
	($ in millions)
Long-term debt	$18	18	26	26	87	193	$368	$435
Weighted-average interest rate	5.2%	5.3%	5.4%	5.6%	6.6%	6.9%

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $351 million and $368 million, respectively, at January 29, 2005 and $321 million and $435 million, respectively, at January 31, 2004. The carrying value and estimated fair value of long-term investments and notes receivable was $32 million and $33 million, respectively, at January 29, 2005, and $31 million and $33 million, respectively, at January 31, 2004. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

Business Risk

The retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 18 countries and purchases merchandise from hundreds of vendors worldwide. In 2004, the Company purchased approximately 45 percent of its athletic merchandise from one major vendor and approximately 13 percent from another major vendor. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet as of January 29, 2005, are the net assets of the Company’s European operations totaling $415 million, which are located in 14 countries, 10 of which have adopted the euro as their functional currency.

20	Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering most of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of January each year.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at January 29, 2005 and January 31, 2004:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$697	$685	$27	$30
Service cost	9	8	—	—
Interest cost	39	43	1	1
Plan participants’ contributions	—	—	5	5
Actuarial loss	16	18	—	1
Foreign currency translation adjustments	5	11	—	—
Benefits paid	(63)	(68)	(9)	(10)
Benefit obligation at end of year	$703	$697	$24	$27

Change in plan assets
Fair value of plan assets at beginning of year	$474	$380
Actual return on plan assets	28	101
Employer contribution	108	54
Foreign currency translation adjustments	4	7
Benefits paid	(63)	(68)
Fair value of plan assets at end of year	$551	$474

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Funded status
Funded status	$(152)	$(223)	$(24)	$(27)
Unrecognized prior service cost (benefit)	4	5	(10)	(11)
Unrecognized net (gain) loss	324	296	(67)	(80)
Prepaid asset (accrued liability)	$176	$78	$(101)	$(118)
Balance Sheet caption reported in:
Intangible assets	$1	$2	$—	$—
Accrued liabilities	(24)	(52)	(6)	(5)
Other liabilities	(130)	(175)	(95)	(113)
Accumulated other comprehensive loss, pre-tax	329	303	—	—
	$176	$78	$(101)	$(118)

The change in the additional minimum liability in 2004 was an increase of $14 million after-tax and a decrease of $16 million after-tax in 2003 to accumulated other comprehensive loss.

As of January 29, 2005 and January 31, 2004, the accumulated benefit obligation for all pension plans, totaling $702 million and $696 million, respectively, exceeded plan assets.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.50%	5.90%	5.50%	5.90%
Rate of compensation increase	3.79%	3.72%

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in millions)
Service cost	$9	$8	$8	$—	$—	$—
Interest cost	39	43	44	1	2	2
Expected return on plan assets	(48)	(46)	(50)	—	—	—
Amortization of prior service cost (benefit)	1	—	1	(1)	(1)	(1)
Amortization of net (gain) loss	11	9	3	(13)	(16)	(12)
Net benefit expense (income)	$12	$14	$6	$(13)	$(15)	$(11)

The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.90%	6.50%	7.00%	5.90%	6.50%	7.00%
Rate of compensation increase	3.79%	3.72%	3.53%
Expected long-term rate of return on assets	8.89%	8.88%	8.87%

The expected long-term rate of return on invested plan assets is based on historical long-term performance and future expected performance of those assets based upon current asset allocations.

Beginning with 2001, new retirees were charged the expected full cost of the medical plan and existing retirees will incur 100 percent of the expected future increase in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income since retirees will incur 100 percent of such expected future increases. In 2002, based on historical experience, the drop out rate assumption was increased for the medical plan, thereby shortening the expected amortization period, which decreased the accumulated postretirement benefit obligation at February 1, 2003 by approximately $6 million, and increased postretirement benefit income by approximately $3 million in 2002.

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

The Company’s pension plan weighted-average asset allocations at January 29, 2005 and January 31, 2004, by asset category are as follows:

	2004	2003
Asset Category
Equity securities	63%	63%
Foot Locker, Inc. common stock	2%	2%
Debt securities	33%	33%
Real estate	1%	1%
Other	1%	1%
Total	100%	100%

The U.S. defined benefit plan held 396,000 shares of Foot Locker, Inc. common stock as of January 29, 2005 and January 31, 2004. Currently, the target composition of the weighted-average plan assets is 64 percent equity and 36 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plans. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the effect that the return of any single investment may have on the entire portfolio.

The Company currently expects to contribute $22 million to its pension plans during 2005 to the extent that the contributions are tax deductible. However, this is subject to change, and is based upon the Company’s overall financial performance as well as plan asset performance significantly above or below the assumed long-term rate of return.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2005	$63	$5
2006	62	4
2007	60	3
2008	58	3
2009	58	2
2010–2014	266	8

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan, which began during 2004 that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 25 percent and 10 percent, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution for the U.S. plan was $1.3 million, $1.6 million and $1.4 million in 2004, 2003 and 2002, respectively.

21  Stock Plans

In 2003, the Company adopted the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”) and the 2003 Employees Stock Purchase Plan (the “2003 Stock Purchase Plan”). Under the 2003 Stock Option Plan, options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees at not less than the market price on the date of the grant. Unless a longer or shorter period is established at the time of the option grant, generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The maximum number of shares of stock reserved for issuance pursuant to the 2003 Stock Option Plan is 4,000,000 shares. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,000,000 shares. The Company adopted the 2003 Stock Purchase Plan whose terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Stock Purchase Plan”) which expired in June 2004. Under the 2003 Stock Purchase Plan, 3,000,000 shares of common stock will be available for purchase beginning June 2005.

The Company’s 1998 Stock Option and Award Plan (the “1998 Plan”), options to purchase shares of common stock may be granted to officers and other employees at not less than the market price on the date of grant. Under the plan, the Company may grant officers and other employees, including those at the subsidiary level, stock options, SARs, restricted stock or other stock-based awards. Generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The options terminate up to 10 years from the date of grant. In 2000, the Company amended the 1998 Plan to provide for awards of up to 12,000,000 shares of the Company’s common stock. The number of shares reserved for issuance as restricted stock and other stock-based awards, as amended, cannot exceed 3,000,000 shares.

In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 and 1986 stock option plans. The 1995 Stock Option and Award Plan (the “1995 Plan”) is substantially the same as the 1998 Plan. The number of shares authorized for awards under the 1995 Plan is 6,000,000 shares. The number of shares reserved for issuance as restricted stock under the 1995 Plan is limited to 1,500,000 shares. No further awards may be made under the 1995 Plan as of March 8, 2005. Options granted under the 1986 Stock Option Plan (the “1986 Plan”) generally become exercisable in two equal installments on the first and the second anniversaries of the date of grant. No further options may be granted under the 1986 Plan.

The 2002 Foot Locker Directors’ Stock Plan replaced both the Directors’ Stock Plan, which was adopted in 1996, and the Directors’ Stock Option Plan, which was adopted in 2000. There are 500,000 shares authorized under the 2002 plan. No further grants or awards may be made under either of the prior plans. Options granted prior to 2003 have a three-year vesting schedule. Options granted beginning in 2003 become exercisable one year from the date of grant.

Under the Company’s 1994 Stock Purchase Plan, participating employees were able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 8,000,000 shares of common stock authorized for purchase under this plan, 1,552 participating employees purchased 593,913 shares in 2004. A total of 2,222,089 shares were purchased under this plan. No further shares may be issued under this plan after June 1, 2004.

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

The fair values of the issuance of the stock-based compensation pursuant to the Company’s various stock option and purchase plans were estimated at the grant date using a Black-Scholes option-pricing model.

	Stock Option Plans						Stock Purchase Plan
	2004		2003		2002		2004		2003		2002
Weighted-average risk free rate of interest	2.57%		2.26%		4.17%		1.33%		1.11%		2.59%
Expected volatility	33%		37%		42%		32%		31%		35%
Weighted-average expected award life	3.7	years	3.4	years	3.5	years	.7	years	.7	years	.7	years
Dividend yield	1.1%		1.2%		1.2%		—		—		—
Weighted-average fair value	$6.51		$2.90		$5.11		$11.44		$14.15		$4.23

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

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	6,886	$14.73	7,676	$15.18	7,557	$14.63
Granted	1,183	$25.20	1,439	$10.81	1,640	$15.72
Exercised	1,853	$14.43	1,830	$12.50	783	$6.67
Expired or canceled	307	$19.13	399	$19.55	738	$19.80
Options outstanding at end of year	5,909	$16.69	6,886	$14.73	7,676	$15.18
Options exercisable at end of year	3,441	$15.34	4,075	$15.99	4,481	$15.94
Options available for future grant at end of year	7,464		8,780		6,739

The following table summarizes information about stock options outstanding and exercisable at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
$ 4.53 to $10.75	1,230	7.7	$9.85	483	$9.25
$10.78 to $15.75	1,529	5.9	12.53	1,487	12.51
$15.85 to $21.88	1,318	7.0	16.55	772	16.70
$22.19 to $28.13	1,832	6.7	24.84	699	24.09
$ 4.53 to $28.13	5,909	6.8	$16.69	3,441	$15.34

22	Restricted Stock

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. There were 330,000, 845,000 and 90,000 restricted shares of common stock granted in 2004, 2003 and 2002, respectively. In 2004, 72,005 restricted stock units were granted to certain executives located outside of the United States; each restricted unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. The market values of the shares and units at the date of grant amounted to $10.2 million in 2004, $9.8 million in 2003 and $1.3 million in 2002. The market values are recorded within shareholders’ equity and are amortized as compensation expense over the related vesting periods. These awards fully vest after the passage of a restriction period, generally three years, except for certain grants in 2004 and 2003. The Company granted 75,000 shares of restricted stock in 2004, which vest over 13 months and in 2003 granted 200,000 shares of restricted stock that vested 50 percent one year following the date of grant and 50 percent will vest two years from the date of grant. During 2004, 2003 and 2002, respectively, 30,000, 80,000 and 60,000 restricted shares were forfeited. The deferred compensation balance, reflected as a reduction to shareholders’ equity, was $9.0 million, $7.1 million and $2.4 million as of January 29, 2005, January 31, 2004 and February 1, 2003, respectively. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $8.0 million in 2004, $4.1 million in 2003 and $1.9 million in 2002.

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

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed above or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities.

26	Shareholder Information and Market Prices (Unaudited)

Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the böerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange. Effective March 31, 2003, the ticker symbol for the Company’s common stock was changed to “FL” from “Z.”

As of January 29, 2005, the Company had 26,638 shareholders of record owning 156,091,363 common shares.

Market prices for the Company’s common stock were as follows:

	2004		2003
	High	Low	High	Low
Common Stock
Quarter
1st Q	$27.59	$21.75	$11.40	$9.28
2nd Q	25.03	19.97	15.20	10.10
3rd Q	24.80	19.98	18.20	13.85
4th Q	27.26	22.75	25.97	18.01

During 2004, the Company declared quarterly dividends of $0.06 per share during the first, second and third quarters. On November 17, 2004, the Company increased the quarterly dividend per share to $0.075, beginning in the fourth quarter of 2004.

During 2003, the Company declared quarterly dividends of $0.03 per share during the first, second and third quarters. On November 19, 2003, the Company doubled the quarterly dividend per share to $0.06, beginning in the fourth quarter of 2003.

27	Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q	Year
	(in millions, except per share amounts)
Sales
2004	$1,186	1,268	1,366	1,535	5,355
2003	1,128	1,123	1,194	1,334	4,779
Gross margin (a)
2004	$361	369	426	477	1,633
2003	346	332	390	414	1,482
Operating profit (b)
2004	$78	61	117	133	389
2003	67	59	102	114	342
Income from continuing operations
2004	$47	45	74	89	255
2003	39	37	62	71	209
Net income
2004	$48	82	74	89	293
2003	38	36	62	71	207
Basic earnings per share:
2004
Income from continuing operations	$0.33	0.30	0.47	0.58	1.69
Income from discontinued operations	—	0.25	—	—	0.25
Net income	0.33	0.55	0.47	0.58	1.94
2003
Income from continuing operations	$0.28	0.26	0.43	0.50	1.47
Loss from discontinued operations	—	(0.01)	—	—	(0.01)
Cumulative effect of accounting change (c)	(0.01)	—	—	—	—
Net income	0.27	0.25	0.43	0.50	1.46
Diluted earnings per share:
2004
Income from continuing operations	$0.31	0.29	0.47	0.57	1.64
Income from discontinued operations	—	0.24	—	—	0.24
Net income	0.31	0.53	0.47	0.57	1.88
2003
Income from continuing operations	$0.27	0.25	0.41	0.47	1.40
Loss from discontinued operations	—	(0.01)	—	—	(0.01)
Cumulative effect of accounting change (c)	(0.01)	—	—	—	—
Net income	0.26	0.24	0.41	0.47	1.39

(a)	Gross margin represents sales less cost of sales. Includes the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Costs of sales was reduced by $1 million in each of the first three quarters of 2004 and 2003 and by $2 million for each of the fourth quarters of 2004 and 2003.

(b)	Operating profit represents income from continuing operations before income taxes, interest expense, net and non-operating income.

(c)	Cumulative effect of accounting change became further diluted during the second quarter, and therefore is not shown in the year-to-date amount.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report. All selected financial data have been restated for discontinued operations and the reclassification of tenant allowances as deferred rent credits.

	2004	2003	2002	2001		2000
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$5,355	4,779	4,509	4,379		4,356
Gross margin (1)	1,633	1,482	1,348	1,312		1,312
Selling, general and administrative expenses	1,088	987	928	923		975
Restructuring charges (income)	2	1	(2)	34		1
Depreciation and amortization (1)	154	152	153	158		154
Interest expense, net	15	18	26	24		22
Other (income) expense	—	—	(3)	(2)		(16)
Income from continuing operations	255	209	162	111	(3)	107	(3)
Cumulative effect of accounting change (2)	—	(1)	—	—		(1)
Basic earnings per share from continuing operations	1.69	1.47	1.15	0.79	(3)	0.78	(3)
Basic earnings per share from cumulative effect of accounting change	—	—	—	—		(0.01)
Diluted earnings per share from continuing operations	1.64	1.40	1.10	0.77	(3)	0.77	(3)
Diluted earnings per share from cumulative effect of accounting change	—	—	—	—		(0.01)
Common stock dividends declared	0.26	0.15	0.03	—		—
Weighted-average common shares outstanding (in millions)	150.9	141.6	140.7	139.4		137.9
Weighted-average common shares outstanding assuming dilution (in millions)	157.1	152.9	150.8	146.9		139.1
Financial Condition
Cash, cash equivalents and short-term investments	$492	448	357	215		109
Merchandise inventories	1,151	920	835	793		730
Property and equipment, net (4)	715	668	664	665		712
Total assets (4)	3,237	2,713	2,514	2,328		2,306
Short-term debt	—	—	—	—		—
Long-term debt and obligations under capital leases	365	335	357	399		313
Total shareholders’ equity	1,830	1,375	1,110	992		1,013
Financial Ratios
Return on equity (ROE)	15.9%	16.8	15.4	11.1		10.0
Operating profit margin	7.3%	7.2	6.0	4.5		4.2
Income from continuing operations as a percentage of sales	4.8%	4.4	3.6	2.5	(3)	2.5	(3)
Net debt capitalization percent (5)	50.4%	53.3	58.6	61.1		60.9
Net debt capitalization percent (without present value of operating leases) (5)	—	—	—	15.6		16.8
Current ratio	2.7	2.8	2.2	2.0		1.5
Other Data
Capital expenditures	$156	144	150	116		94
Number of stores at year end	3,967	3,610	3,625	3,590		3,752
Total selling square footage at year end (in millions)	8.89	7.92	8.04	7.94		8.09
Total gross square footage at year end (in millions)	14.78	13.14	13.22	13.14		13.32

(1)	Gross margin and depreciation expense include the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Gross margin was reduced by $5 million in 2004 and 2003, $4 million in 2002 and 2001 and $3 million in 2000 and accordingly, depreciation expense was increased by the corresponding amount.

(2)	2003 relates to adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” (see note 1). 2000 reflects change in method of accounting for layaway sales.

(3)	As more fully described in note 16, applying the provisions of EITF 90-16, income from continuing operations for 2001 and 2000 would have been reclassified to include the results of the Northern Group. Accordingly, income from continuing operations would have been $91 million and $57 million, respectively. As such basic earnings per share would have been $0.65 and $0.42 for fiscal 2001 and 2000, respectively. Diluted earnings per share would have been $0.64 and $0.41 for fiscal 2001 and 2000, respectively. However, upon achieving divestiture accounting in the fourth quarter of 2002, the results would have been reclassified to reflect the results as shown above and as originally reported by the Company.

(4)	Property and equipment, net and total assets include the reclassification of tenant allowances as deferred credits, which were previously recorded as a reduction to the cost of property and equipment, and are now classified as part of the deferred rent liability. Property and equipment, net and total assets were increased by $22 million in 2004, $24 million in 2003 and $28 million in each of 2002, 2001 and 2000.

(5)	Represents total debt, net of cash, cash equivalents and short-term investments and excludes the effect of interest rate swaps of $4 million that increased long-term debt at January 29, 2005 and $1 million that reduced long-term debt at January 31, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2005 in alerting them in a timely manner to all material information required to be disclosed in this report.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s assessment of internal control over financial reporting, which is included herein under the caption “Management’s Report on Internal Control over Financial Reporting” in “Item 8. Consolidated Financial Statements and Supplementary Data.”

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

(d)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth immediately following Item 4 in Part I.

(c)	Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)	Information on our audit committee financial expert is contained in the Proxy Statement under the section captioned “Committees of the Board of Directors” and is incorporated herein by reference.

(e)	Information about the Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, is set forth under the heading “Code of Business Conduct” under the Corporate Governance section of the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Directors Compensation and Benefits” through and including the section captioned “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)(a)(2) Financial Statements

The list of financial statements required by this item is set forth in Item 8. “Consolidated Financial Statements and Supplementary Data.”

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 59 through 63. The exhibits filed with this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By:

Matthew D. Serra
Chairman of the Board, President and
Chief Executive Officer

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2005, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra Chairman of the Board, President and Chief Executive Officer	Bruce L. Hartman Executive Vice President and Chief Financial Officer

/s/ ROBERT W. MCHUGH Robert W. McHugh Vice President and Chief Accounting Officer	/s/ J. CARTER BACOT J. Carter Bacot Lead Director

/s/ PURDY CRAWFORD Purdy Crawford Director	/s/ JAMES E. PRESTON James E. Preston Director

/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director

/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair Director

/s/ PHILIP H. GEIER JR. Philip H. Geier Jr. Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director

/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC.
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

4.3	Form of 8 1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).

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

Exhibit No. in Item 601 of Regulation S-K	Description
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

10.11
Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003 (the “August 2, 2003 Form 10-Q”)).

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

10.20
Employment Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2005 filed by the Registrant with the SEC on February 11, 2005 (the “February 9, 2005 Form 8-K”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.21	Restricted Stock Agreement with Matthew D. Serra dated as of February 2, 2003 (incorporated herein by reference to Exhibit 10.22 to the 2002 Form 10-K).

10.22
Restricted Stock Agreement with Matthew D. Serra dated as of September 11, 2003 (incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Registrant with the SEC on December 15, 2003).

10.23
Restricted Stock Agreement with Matthew D. Serra dated as of February 18, 2004 (incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 1, 2004, filed by the Registrant with the SEC on June 8, 2004).

10.24	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).

10.25
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

10.27	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.28	Foot Locker, Inc. Directors’ Stock Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant’s October 28, 1995 Form 10-Q).

10.29	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).

10.30	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the 1998 Form 10-K).

10.31
Fifth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of May 19, 2004 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed by the Registrant with the SEC on September 8, 2004 (the “July 31, 2004 Form 10-Q”)).

10.32	Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 10-K).

10.33
Foot Locker 2002 Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 18, 2005, filed by the Registrant with the SEC on February 18, 2005).

10.34	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the August 2, 2003 Form 10-Q).

10.35
Summary of Changes to Non-Employee Directors’ Compensation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 30, 2004, filed by the Registrant with the SEC on December 7, 2004).

10.36	Automobile Expense Reimbursement Program for Senior Executives

10.37	Executive Medical Expense Allowance Program for Senior Executives

10.38	Financial Planning Allowance Program for Senior Executives

10.39	Form of Nonstatutory Stock Option Award Agreement for Executive Officers

Exhibit No. in Item 601 of Regulation S-K	Description
10.40	Form of Incentive Stock Option Award Agreement for Executive Officers

10.41	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).

10.42	Long-term Disability Program for Senior Executives

12	Computation of Ratio of Earnings to Fixed Charges.

18	Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 Form 10-K).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits filed with this Form 10-K:

Exhibit No. in Item 601 of Regulation S-K	Description
10.1	Form of Nonstatutory Stock Option Award Agreement for Executive Officers.

10.2	Form of Incentive Stock Option Award Agreement for Executive Officers.

10.3	Automobile Expense Reimbursement Program for Senior Executives.

10.4	Executive Medical Expense Allowance Program for Senior Executives.

10.5	Financial Planning Allowance Program for Senior Executives.

10.6	Long-term Disability Program for Senior Executives

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.