Form 10-Q
period 2005-04-30
FOOT LOCKER INC
filed 2005-06-02
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Number of shares of Common Stock outstanding at May 20, 2005: 156,679,340

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	April 30, 2005	May 1, 2004	January 29, 2005

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$146	$224	$225
Short-term investments	259	168	267

Total cash, cash equivalents and short-term investments	405	392	492
Merchandise inventories	1,320	1,051	1,151
Other current assets	165	153	189

	1,890	1,596	1,832
Property and equipment, net	710	664	715
Deferred taxes	181	191	180
Goodwill and intangible assets	404	232	406
Other assets	101	101	104

	$3,286	$2,784	$3,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$439	$370	$381
Accrued expenses and other current liabilities	318	288	285
Current portion of long-term debt and obligations under capital leases	—	150	18

	757	808	684
Long-term debt and obligations under capital leases	347	182	347
Other liabilities	299	379	376

	1,403	1,369	1,407
Shareholders’ equity
Common stock and paid-in capital: 156,766,666, 145,602,460 and 156,155,114 shares, respectively	618	431	608
Retained earnings	1,432	1,171	1,386
Accumulated other comprehensive loss	(165)	(183)	(162)
Less: Treasury stock at cost: 89,326, 178,922 and 63,751 shares, respectively	(2)	(4)	(2)

Total shareholders’ equity	1,883	1,415	1,830

	$3,286	$2,784	$3,237

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended

	April 30, 2005	May 1, 2004

Sales	$1,377	$1,186
Costs and Expenses
Cost of sales	959	825
Selling, general and administrative expenses	283	248
Depreciation and amortization	41	35
Interest expense, net	3	4

	1,286	1,112

Income from continuing operations before income taxes	91	74
Income tax expense	33	27

Income from continuing operations	58	47
Income from disposal of discontinued operations, net of income tax expense of $-	—	1

Net income	$58	$48

Basic earnings per share:
Income from continuing operations	$0.37	$0.33
Income from discontinued operations	—	—

Net income	$0.37	$0.33

Weighted-average common shares outstanding	155.1	143.6
Diluted earnings per share:
Income from continuing operations	$0.37	$0.31
Income from discontinued operations	—	—

Net income	$0.37	$0.31

Weighted-average common shares assuming dilution	158.1	156.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended

	April 30, 2005	May 1, 2004

Net income	$58	$48
Other comprehensive expense
Foreign currency translation adjustments arising during the period	(3)	(16)
Change in fair value of derivatives / reclassification adjustments, net of tax of $-	—	—

Comprehensive income	$55	$32

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirteen weeks ended

	April 30, 2005	May 1, 2004

From Operating Activities:
Net income	$58	$48
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Income from disposal of discontinued operations, net of tax	—	(1)
Depreciation and amortization	41	35
Deferred income taxes	1	6
Change in assets and liabilities:
Merchandise inventories	(171)	(140)
Accounts payable and other accruals	96	124
Pension contributions	(19)	(50)
Other, net	(25)	(30)

Net cash used in operating activities of continuing operations	(19)	(8)

From Investing Activities:
Lease acquisition costs	(5)	(8)
Purchases of short-term investments	(937)	(665)
Sales of short-term investments	945	755
Escrow payments to acquire Footaction stores	—	(8)
Capital expenditures	(38)	(38)

Net cash (used in) provided by investing activities of continuing operations	(35)	36

From Financing Activities:
Reduction in long-term debt	(18)	—
Issuance of common stock, net	6	15
Dividends paid	(12)	(9)

Net cash (used in) provided by financing activities of continuing operations	(24)	6

Net Cash used in Discontinued Operations	(1)	—

Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	—

Net change in Cash and Cash Equivalents	(79)	34
Cash and Cash Equivalents at beginning of year	225	190

Cash and Cash Equivalents at end of interim period	$146	$224

Cash paid during the period:
Interest	$2	$—
Income taxes	$17	$30

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the results expected for the year.

2.     Reclassifications

          Certain balances in the prior quarterly period that have been reclassified to conform to the current year presentation are as follows:

          The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows for the period ended May 1, 2004 were reclassified to present short-term investments, which were previously presented as cash and cash equivalents. The amount reclassified was $168 million. The purchases and sales related to these investments held during the period ended May 1, 2004 have been presented in the Condensed Consolidated Statement of Cash Flows in the investing activities section.

          The Company receives construction allowances from landlords to improve tenant locations.  Historically, the Company had recorded tenant allowances as a reduction to the cost of the leasehold improvements and amortized the credits through amortization expense over the term of the lease period. All periods presented have been reclassified to reflect these amounts as part of the straight-line rent liability in the Condensed Consolidated Balance Sheets. The balance reclassified to the straight-line liability, which is included in other liabilities, was $24 million for the period ended May 1, 2004. The Company also reclassified $1 million in the Condensed Consolidated Statements of Operations to reflect an increase in amortization expense and a decrease in occupancy costs, a component of costs of sales for the thirteen weeks ended May 1, 2004. There was no change to net income for any of the periods presented.

3.     Goodwill and Intangible Assets

          The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2005 and 2004, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

Goodwill (in millions)	April 30, 2005	May 1, 2004	January 29, 2005

Athletic Stores	$190	$56	$191
Direct-to-Customers	80	80	80

	$270	$136	$271

          The goodwill activity during the first quarter of 2005 represents the effect of foreign exchange fluctuations of $1 million, resulting from the decline in the strength of the euro as compared with the U.S. dollar. The increase in goodwill at April 30, 2005 as compared with May 1, 2004 resulted from the acquisition of 349 Footaction stores of $122 million and the 11 stores purchased in the Republic of Ireland of $12 million, both during 2004.

	April 30, 2005			May 1, 2004			January 29, 2005

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$2	$—	$2	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$173	$(70)	$103	$146	$(52)	$94	$170	$(68)	$102
Trademark	21	(1)	20	—	—	—	21	(1)	20
Loyalty program	1	(1)	—	—	—	—	1	—	1
Favorable leases	9	(2)	7	—	—	—	9	(1)	8

Total finite life intangible assets	$204	$(74)	$130	$146	$(52)	$94	$201	$(70)	$131

Total intangible assets	$208	$(74)	$134	$148	$(52)	$96	$205	$(70)	$135

          Intangible assets not subject to amortization at April 30, 2005 and January 29, 2005 include the trademark related to the 11 stores acquired in the Republic of Ireland with a value of $3 million.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at April 30, 2005 and January 29, 2005 and $2 million at May 1, 2004.

          Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe.  Included in finite life intangibles is the trademark for the Footaction name, amounts paid for leased locations with rents below their fair value for the acquisitions of both the Footaction stores and the stores in the Republic of Ireland and amounts paid to obtain names of members of the Footaction loyalty program.

          The weighted-average amortization period as of April 30, 2005 was approximately 12.5 years. Amortization expense was $5 million and $3 million for the first quarters of 2005 and 2004, respectively. Annual estimated amortization expense is expected to be approximately $19 million for 2005, $18 million for 2006, $16 million for 2007, $15 million for 2008 and $13 million for 2009.

          The net intangible asset activity during the first quarter of 2005 is primarily a result of additional lease acquisition costs of $5 million, offset by the effect of foreign exchange rate changes of $1 million, resulting from the decline in the strength of the euro as compared with the U.S. dollar, and amortization expense of $5 million.

4.     Derivative Financial Instruments

          Net changes in the fair value of derivative financial instruments designated as hedges, and losses recognized in the income statement related to settled contracts, were not material for the quarters ended April 30, 2005 and May 1, 2004.

          The effects of cash flow hedges that were classified as ineffective during the quarters ended April 30, 2005 and May 1, 2004 were not material. The changes in the fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in both periods.

          The fair value of derivative contracts outstanding at April 30, 2005 comprised current assets of $1 million, non-current assets of $3 million, current liabilities of $4 million and non-current liabilities of $1 million.  The fair value of derivative contracts outstanding at May 1, 2004 comprised non-current assets of $4 million, current liabilities of $1 million and non-current liabilities of $5 million.

5.     Long-term debt

Term Loan

          In February 2005, the Company paid approximately $18 million of its 5 year $175 million term loan. This payment was in advance of its originally scheduled payment date of May 19, 2005, as permitted by the agreement.

Convertible Subordinated Notes

          The Condensed Consolidated Balance Sheet for the period ended May 1, 2004 reflected the Company’s $150 million 5.5 percent convertible subordinated notes as a current liability, as the Company had notified the Bank of New York on April 20, 2004 that it intended to redeem all of the notes as provided by the terms. As of June 3, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued.

6.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	April 30, 2005	May 1, 2004	January 29, 2005

Foreign currency translation adjustments	$32	$—	$35
Minimum pension liability adjustment	(196)	(182)	(196)
Fair value of derivatives designated as hedges	(1)	(1)	(1)

	$(165)	$(183)	$(162)

7.     Stock-Based Compensation

          The Company accounts for stock-based compensation plans in accordance with the intrinsic-value based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This method has not resulted in compensation cost for stock options and shares purchased under employee stock purchase plans.  No compensation expense for employee stock options is reflected in net income, as all stock options granted under those plans had an exercise price not less than the quoted market price at the date of grant.  The market value at date of grant of restricted stock is recorded as compensation expense over the period of vesting.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense during the thirteen weeks ended April 30, 2005 and May 1, 2004:

(in millions, except per share amounts)	April 30, 2005	May 1, 2004

Net income
As reported:	$58	$48
Compensation expense included in reported net income, net of income tax benefit	1	1
Total compensation exposure under fair value method for all awards, net of income tax benefit	(2)	(3)

Pro forma net income	$57	$46

Basic earnings per share:
As reported	$0.37	$0.33
Pro forma	$0.36	$0.32
Diluted earnings per share:
As reported	$0.37	$0.31
Pro forma	$0.36	$0.30

          On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This ruling allows companies to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005.  The Company has not yet determined the effect of this statement on its consolidated financial position, results of operations or cash flows.

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

	Thirteen weeks ended

(in millions)	April 30, 2005	May 1, 2004

Numerator:
Income from continuing operations	$58	$47
Effect of Dilution:
Convertible debt	—	1

Income from continuing operations assuming dilution	$58	$48

Denominator:
Weighted-average common shares outstanding	155.1	143.6
Effect of Dilution:
Stock options and awards	3.0	3.1
Convertible debt	—	9.5

Weighted-average common shares assuming dilution	158.1	156.2

          Options to purchase 0.3 million and 1.0 million shares of common stock were not included in the computation for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.     Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

	Thirteen weeks ended

(in millions)	April 30, 2005	May 1, 2004

Athletic Stores	$1,289	$1,100
Direct-to-Customers	88	86

Total sales	$1,377	$1,186

Operating results:

	Thirteen weeks ended

(in millions)	April 30, 2005	May 1, 2004

Athletic Stores	$98	$82
Direct-to-Customers	12	11

Division profit	110	93
Corporate expense, net	16	15

Operating profit	94	78
Interest expense, net	3	4

Income from continuing operations before income taxes	$91	$74

10.     Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

          The Company has defined benefit pension plans covering most of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These medical and life insurance plans are contributory and are not funded.

          The following are the components of net periodic pension benefit cost and net period postretirement benefit income for the thirteen weeks ended April 30, 2005 and May 1, 2004.

	Pension Benefits		Postretirement Benefits

(in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Service cost	$2	$2	$—	$—
Interest cost	9	10	—	—
Expected return on plan assets	(12)	(11)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of net loss (gain)	4	3	(3)	(3)

Net benefit cost (income)	$3	$4	$(3)	$(3)

          The Company disclosed in its financial statements for the year ended January 29, 2005, that it expected to contribute $22 million to its pension plans during 2005, to the extent that the contributions were tax deductible.  As of April 30, 2005, contributions of $19 million have been made.

          The Company has reviewed its retiree health care benefit plans in light of the final regulations for implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) provided by the Centers for Medicare and Medicaid Services.  The Company now believes that it may be able to qualify for the subsidy.  However, net periodic postretirement benefit income for the period ended April 30, 2005 does not reflect any amount associated with the Act, as the Company does not anticipate that the subsidy, if any, will be significant.

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

SALES AND GROSS MARGIN

          All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment are included in the calculation of comparable-store sales for all periods presented.  All references to comparable-store sales for 2005 exclude the acquisition of the 349 Footaction stores and the 11 stores purchased in the Republic of Ireland. Sales from acquired businesses that include the purchase of inventory will be included in the computation of comparable-store sales after 15 months of operations.  Accordingly, Footaction sales will be included in the computation of comparable-store sales beginning in August 2005.

          Sales of $1,377 million for the first quarter of 2005 increased 16.1 percent from sales of $1,186 million for the first quarter of 2004. Excluding the effect of foreign currency fluctuations, sales increased 14.5 percent, primarily as a result of the Company’s acquisition of 349 Footaction stores in May 2004, which accounted for $126 million in sales.  Comparable-store sales increased by 2.6 percent.  Increased sales of high-end marquee footwear contributed to an increase in average selling prices during the first quarter of 2005.

          Gross margin, as a percentage of sales, remained relatively unchanged for the first quarters of 2005 and 2004 at 30.4 percent.   Decreased vendor allowances negatively affected the gross margin rate by approximately 20 basis points, which was offset by lower markdowns quarter over quarter.  Gross margin, excluding the results of Footaction, increased by 50 basis points.  Footaction’s cost of merchandise is higher than that of the other formats and, in addition, Footaction’s tenancy costs are higher than that of the average of the Athletic Stores segment.

STORE COUNT

          At April 30, 2005, the Company operated 3,928 stores, as compared with 3,967 at January 29, 2005. During the quarter ended April 30, 2005, the Company opened 23 stores, closed 62 stores and remodeled or relocated 90 stores.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended

(in millions)	April 30, 2005	May 1, 2004

Athletic Stores	$1,289	$1,100
Direct-to-Customers	88	86

Total sales	$1,377	$1,186

          Athletic Stores sales increased by 17.2 percent as compared with the corresponding prior year period.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 15.6 percent in the first quarter of 2005.  This increase was primarily driven by incremental sales from the acquisition of 349 Footaction stores in May 2004 totaling $126 million. Comparable-store sales increased by 2.7 percent for the thirteen weeks ended April 30, 2005.  The balance of the increase primarily reflects the performance of the U.S. Champs Sports format. Champs Sports benefited from increased sales of marquee basketball footwear and private-label apparel.

          Direct-to-Customers sales increased to $88 million for the thirteen weeks ended April 30, 2005, as compared with the corresponding prior-year period of $86 million. Internet sales increased by 16.7 percent to $56 million, as compared with the corresponding period in the prior year. This increase in Internet sales was partially offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

Operating Results

          Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

	Thirteen weeks ended

(in millions)	April 30, 2005	May 1, 2004

Athletic Stores	$98	$82
Direct-to-Customers	12	11

Division profit	110	93
Corporate expense, net	16	15

Operating profit	94	78
Interest expense, net	3	4

Income from continuing operations before income taxes	$91	$74

          Athletic Stores division profit increased by 19.5 percent for the first quarter of 2005 as compared with the corresponding prior-year period of which Footaction contributed to over half the increase. The Champs Sports division profit increase, as compared with the corresponding prior-year period, more than offset the decline experienced by the European operations due to the continued difficult European economy. Division profit, as a percentage of sales, increased to 7.6 percent in the first quarter of 2005 from 7.5 percent in the corresponding prior-year period. The increase was primarily a result of lower selling, general and administrative expenses, as a percentage of sales.

          Direct-to-Customers division profit increased 9.1 percent for the thirteen weeks ended April 30, 2005, as compared with the corresponding period ended May 1, 2004. Division profit, as a percentage of sales, increased to 13.6 percent in the first quarter of 2005 from 12.8 percent in the corresponding prior-year period. The increase in division profit is primarily a result of improved gross margin due to better merchandise purchasing.

          Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  The increase in corporate expense in the first quarter of 2005 was primarily related to professional fees and employee related costs.

RESULTS OF OPERATIONS

          Selling, general and administrative expenses (“SG&A”) of $283 million increased by $35 million or 14.1 percent, in the first quarter of 2005 as compared with the corresponding prior-year period.  Excluding the effect of foreign currency fluctuations, SG&A increased by $30 million, of which $21 million relates to the Footaction business.  During the first quarter of 2005, the Company donated a total of 82,500 pairs of athletic footwear with a cost of approximately $2 million to the Save the Children Foundation. This donation benefited the tsunami victims in Banda Aceh, Indonesia, as well as Save the Children programs in the United States.  SG&A, as a percentage of sales, decreased to 20.6 percent for the thirteen weeks ended April 30, 2005 as compared to 20.9 percent in the corresponding prior-year period. The decline of 30 basis points is primarily a result of the integration of Footaction, which resulted in additional sales without significant incremental office overhead.

          Depreciation and amortization increased by $6 million in the first quarter of 2005 to $41 million as compared with $35 million for the first quarter of 2004.  The increase is partially due to the depreciation associated with the Footaction format that amounted to $3 million for the first quarter of 2005.  The balance of the increase represents additional depreciation associated with the Company’s 2004 capital expenditures: leasehold improvements for new stores; remodeling or relocations of existing stores; and point-of-sale equipment for several of the U.S. formats.

          Net interest expense of $3 million decreased by $1 million for the thirteen weeks ended April 30, 2005 as compared with the corresponding prior-year period. Interest expense was $6 million for the thirteen weeks ended April 30, 2005 and for the thirteen weeks ended May 1, 2004. The interest savings associated with the conversion of the $150 million convertible notes was offset by the addition of the $175 million term loan. Interest income increased to $3 million for the thirteen weeks ended April 30, 2005 from $2 million for the thirteen weeks ended May 1, 2004.  The increase in interest income is primarily the result of higher average interest rates coupled with an increase in short-term investments in the first quarter of 2005, as compared to the first quarter of 2004.

          The Company’s effective tax rate for the thirteen weeks ended April 30, 2005 was approximately 36.7 percent as compared with approximately 36.8 percent for the corresponding prior-year period. The Company expects its effective tax rate to approximate 36.5 percent for the remaining quarters of 2005.

          Income from continuing operations of $58 million, or $0.37 per diluted share, for the thirteen weeks ended April 30, 2005 improved by $0.06 per diluted share from $47 million, or $0.31 per diluted share, for the thirteen weeks ended May 1, 2004. For the quarter ended April 30, 2005, the Company reported net income of $58 million, or $0.37 per diluted share, compared with net income of $48 million, or $0.31 per diluted share for the corresponding prior-year period. During the first quarter of 2004, the Company recorded income from discontinued operations of $1 million, after tax, related to a refund of customs duties for certain of the businesses that previously comprised the discontinued Specialty Footwear segment.

LIQUIDITY AND CAPITAL RESOURCES

          Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility.  Other than $26 million to support standby letter of credit commitments, this revolving credit facility was not used during the first quarter of 2005.  The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings and management information systems and to fund other general working capital requirements.

          Management believes operating cash flows and current credit facilities will be adequate to finance its working capital requirements, to make scheduled pension contributions for the Company’s retirement plans, to fund anticipated quarterly dividend payments, to make scheduled debt repayments and to support the development of its short-term and long-term operating strategies.

          Any materially adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases and risks associated with foreign global sourcing or economic conditions worldwide, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

          Net cash used in operating activities of continuing operations was $19 million and $8 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Inventory, net of Accounts Payable and other accruals spending increased $59 million, excluding the effect of foreign currency fluctuations, for the first quarter of 2005 as compared with net spending in the first quarter of 2004.  The increase was primarily related to the Company properly positioning inventories for the second quarter of 2005 in addition to the additional inventory requirement for the Footaction stores. The Company contributed $15 million and $4 million to its U.S. and Canadian qualified pension plans, respectively, in February 2005, as compared with contributions of $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Cash used in investing activities was $35 million for the first quarter of 2005 and cash provided by investing activities was $36 million for the first quarter of 2004.  The Company’s sales of short-term investments, net of purchases, increased by $8 million in the first quarter of 2005 as compared to an increase in net sales of $90 million in the first quarter of 2004. During the first quarter of 2004, the Company deposited $8 million into escrow for the purchase of 349 Footaction stores.  Total projected capital expenditures of $163 million for 2005 comprise $140 million for new store openings and modernizations of existing stores and $23 million for the development of information systems and other support facilities. In addition, planned lease acquisition costs are $7 million and primarily relate to securing leases for the Company’s European operations. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Financing activities for the Company’s continuing operations used net cash of $24 million for the thirteen weeks ended April 30, 2005 as compared to net cash provided of $6 million for the thirteen weeks ended May 1, 2004.  During the first quarter of 2005, the Company made a payment of approximately $18 million related to its term loan that was originally due in May 2005.  The Company declared and paid a $0.075 per share dividend during the first quarter of 2005 totaling $12 million, as compared with a $0.06 per share dividend during the first quarter of 2004, which totaled $9 million.  The Company received proceeds from the issuance of common stock in connection with employee stock programs of $6 million and $15 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the federal securities laws.  All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, changes in commodity process (such as oil), the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution, economic conditions worldwide, any changes in business, political and economic conditions due to threats or acts of terrorism, war, or military actions, and the ability of the Company to execute its business plans effectively with regard to each of its business units.  Any changes in such assumptions or factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in these forward-looking statements.  The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005 in alerting them in a timely manner to all material information required to be disclosed in this report.

          The Company’s CEO and CFO also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

          During the first quarter of 2005, the Company was in the process of implementing a new integrated lease system designed to improve processes and systems surrounding the accounting for leases. The system is designed to automate and therefore improve the efficiency of managing leases, calculating occupancy payments and various other tasks. The system is expected to be completely implemented prior to the end of the second quarter of 2005. The Company has a rigorous information system implementation process that requires extensive pre-implementation planning, design and testing, as well as post-implementation monitoring. Based upon these processes, the Company believes that the implementation of this system will not have an adverse effect on the assessment of its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company, as well as litigation incidental to the sale and disposition of businesses that have occurred in past years. These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims, including class action lawsuits in which plaintiffs allege violations by the Company of state wage and hour and other laws. Management does not believe that the outcome of such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

          This table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)

Jan. 30, 2005 through Feb. 26, 2005	—	$—	—	$50,000,000
Feb. 27, 2005 through Apr. 2, 2005	4,477	29.005	—	50,000,000
Apr. 3, 2005 through Apr. 30, 2005	21,098	28.120	—	50,000,000

Total	25,575	$28.275	—

(1) These columns reflect shares purchased in connection with stock swaps undertaken in connection with the employee stock option program.

(2)     On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock, of which no purchases have been made under this program.  This authorization will terminate on February 3, 2006.

Item 6. Exhibits

          (a)     Exhibits
                    The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
(Company)

/s/ BRUCE L. HARTMAN
Date: June 2, 2005
BRUCE L. HARTMAN
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountant’s Acknowledgment.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.