Form 10-Q
period 2005-07-30
FOOT LOCKER INC
filed 2005-08-31
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

YES ☒	NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

          Indicate by check mark whether the registrant is a shell company.

YES ☐	NO ☒

Number of shares of Common Stock outstanding at August 19, 2005: 156,863,955

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	July 30, 2005	July 31, 2004	January 29, 2005

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$199	$178	$225
Short-term investments	161	221	267

Total cash, cash equivalents and short-term investments	360	399	492
Merchandise inventories	1,379	1,166	1,151
Other current assets	187	158	189

	1,926	1,723	1,832
Property and equipment, net	695	718	715
Deferred taxes	191	208	180
Goodwill and intangible assets	387	392	406
Other assets	97	89	104

	$3,296	$3,130	$3,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$454	$475	$381
Accrued expenses and other current liabilities	303	304	285
Current portion of long-term debt and obligations under capital leases	18	18	18

	775	797	684
Long-term debt and obligations under capital leases	330	339	347
Other liabilities	296	342	376

	1,401	1,478	1,407
Shareholders’ equity
Common stock and paid-in capital: 157,035,992 155,704,339 and 156,155,114 shares, respectively	624	587	608
Retained earnings	1,465	1,244	1,386
Accumulated other comprehensive loss	(190)	(178)	(162)
Less: Treasury stock at cost: 172,037, 48,922 and 63,751 shares, respectively	(4)	(1)	(2)

Total shareholders’ equity	1,895	1,652	1,830

	$3,296	$3,130	$3,237

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Sales	$1,304	$1,268	$2,681	$2,454
Costs and Expenses
Cost of sales	927	899	1,886	1,724
Selling, general and administrative expenses	265	268	548	516
Depreciation and amortization	41	38	82	73
Restructuring charge	—	2	—	2
Interest expense, net	3	4	6	8
Other income	(3)	—	(3)	—

	1,233	1,211	2,519	2,323

Income from continuing operations before income taxes	71	57	162	131
Income tax expense	27	12	60	39

Income from continuing operations	44	45	102	92
Income from disposal of discontinued operations, net of income tax expense of $- in 2005 and $37 in 2004	—	37	—	38

Net income	$44	$82	$102	$130

Basic earnings per share:
Income from continuing operations	$0.29	$0.30	$0.66	$0.63
Income from discontinued operations	—	0.25	—	0.26

Net income	$0.29	$0.55	$0.66	$0.89

Weighted-average common shares outstanding	155.6	150.8	155.3	147.1
Diluted earnings per share:
Income from continuing operations	$0.28	$0.29	$0.65	$0.60
Income from discontinued operations	—	0.24	—	0.24

Net income	$0.28	$0.53	$0.65	$0.84

Weighted-average common shares assuming dilution	158.3	157.1	158.2	156.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net income	$44	$82	$102	$130
Other comprehensive expense
Foreign currency translation adjustments arising during the period	(25)	5	(28)	(11)

Comprehensive income	$19	$87	$74	$119

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Twenty-six weeks ended

	July 30, 2005	July 31, 2004

From Operating Activities:
Net income	$102	$130
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Income from disposal of discontinued operations, net of tax	—	(38)
Restructuring charge	—	2
Depreciation and amortization	82	73
Deferred income taxes	(6)	(6)
Change in assets and liabilities:
Merchandise inventories	(242)	(213)
Accounts payable and other accruals	100	235
Pension contributions	(19)	(50)
Other, net	(37)	(40)

Net cash (used in) provided by operating activities of continuing operations	(20)	93

From Investing Activities:
Lease acquisition costs	(5)	(15)
Purchases of short-term investments	(1,706)	(1,500)
Sales of short-term investments	1,812	1,537
Premiums paid on foreign currency option contracts	(2)	—
Proceeds from foreign currency option contracts	5	—
Acquisition of Footaction stores, net of cash acquired	—	(224)
Capital expenditures	(77)	(83)

Net cash provided by (used in) investing activities of continuing operations	27	(285)

From Financing Activities:
Repayments of long-term debt	(18)	—
Increase in long-term debt	—	175
Debt issuance costs	—	(2)
Issuance of common stock, net	11	27
Purchase of treasury shares	(3)	—
Dividends paid	(23)	(18)

Net cash (used in) provided by financing activities of continuing operations	(33)	182

Net Cash used in Discontinued Operations	—	(1)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	(1)

Net change in Cash and Cash Equivalents	(26)	(12)
Cash and Cash Equivalents at beginning of year	225	190

Cash and Cash Equivalents at end of interim period	$199	$178

Cash paid during the period:
Interest	$11	$13
Income taxes	$69	$68
Non-cash Financing Activities:
Common stock issuance upon conversion of convertible debt	$—	$150
Debt issuance costs reclassified to equity upon conversion of convertible debt	$—	$(3)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended July 30, 2005 are not necessarily indicative of the results expected for the year.

2.     Reclassifications

          Certain balances in the prior year quarterly and year-to-date periods have been reclassified to conform to the current year presentation as follows:

          The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows for the period ended July 31, 2004 were reclassified to present short-term investments, which were previously presented as cash and cash equivalents. The amount reclassified was $221 million. The purchases and sales related to these investments held during the period ended July 31, 2004 have been presented in the Condensed Consolidated Statement of Cash Flows in the investing activities section.

          The Company receives construction allowances from landlords to improve tenant locations.  Historically, the Company had recorded tenant allowances as a reduction to the cost of the leasehold improvements and amortized the credits through amortization expense over the term of the lease period. All periods presented have been reclassified to reflect these amounts as part of the straight-line rent liability in the Condensed Consolidated Balance Sheets. The balance reclassified to the straight-line liability, which is included in other liabilities, was $24 million for the period ended July 31, 2004. The Company also reclassified $1 million and $2 million in the Condensed Consolidated Statements of Operations to reflect an increase in amortization expense and a decrease in occupancy costs, a component of costs of sales for the thirteen and twenty-six weeks ended July 31, 2004, respectively. There was no change to net income for any of the periods presented.

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

Goodwill (in millions)	July 30, 2005	July 31, 2004	January 29, 2005

Athletic Stores	$184	$181	$191
Direct-to-Customers	80	80	80

	$264	$261	$271

          The goodwill activity during the first half of 2005 represents adjustments of $5 million reducing goodwill relating to the Footaction acquisition as a result of the decision to continue operating a store that the Company had originally intended to close at the acquisition date, and the effect of foreign exchange fluctuations of $2 million, resulting from the decline in the strength of the euro as compared with the U.S. dollar. The increase in goodwill at July 30, 2005 as compared with July 31, 2004 resulted from the 11 stores purchased in the Republic of Ireland of $12 million during 2004, partially offset by the Footaction goodwill adjustments and the effect of changes in foreign exchange rates.

          In accordance with the Footaction purchase agreement, $13.7 million was deposited in an escrow account pending resolution of 15 lease related issues. As of July 30, 2005, one lease related issue totaling $1.6 million remained unresolved.

	July 30, 2005			July 31, 2004			January 29, 2005

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$2	$—	$2	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$163	$(70)	$93	$156	$(56)	$100	$170	$(68)	$102
Trademark	21	(1)	20	21	—	21	21	(1)	20
Loyalty program	1	(1)	—	1	—	1	1	—	1
Favorable leases	9	(3)	6	7	—	7	9	(1)	8

Total finite life intangible assets	$194	$(75)	$119	$185	$(56)	$129	$201	$(70)	$131

Total intangible assets	$198	$(75)	$123	$187	$(56)	$131	$205	$(70)	$135

          Intangible assets not subject to amortization at July 30, 2005 and January 29, 2005 include the trademark related to the 11 stores acquired in the Republic of Ireland with a value of $3 million.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at July 30, 2005 and January 29, 2005 and $2 million at July 31, 2004.

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

          The weighted-average amortization period as of July 30, 2005 was approximately 12.5 years. Amortization expense was $5 million and $4 million for the second quarters of 2005 and 2004, respectively, and $10 million and $7 million or the first half of 2005 and 2004, respectively. Annual estimated amortization expense is expected to be approximately $19 million for 2005, $18 million for 2006, $17 million for 2007, $15 million for 2008 and $13 million for 2009.

          The net intangible asset activity during the first half of 2005 is primarily a result of amortization expense of $10 million and the effect of foreign exchange rate changes of $7 million, resulting from the decline in the strength of the euro as compared with the U.S. dollar, partially offset by additional lease acquisition costs of $5 million.

4.     Derivative Financial Instruments

          Net changes in the fair value of derivative financial instruments designated as hedges, and income/losses recognized in the income statement related to settled contracts, were not material for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004. The fair value of derivative contracts outstanding at July 30, 2005 comprised non-current assets of $3 million, current liabilities of $1 million and non-current liabilities of $1 million.  The fair value of derivative contracts outstanding at July 31, 2004 comprised current assets of $1 million, current liabilities of $3 million and non-current liabilities of $5 million.

          The effects of cash flow hedges that were classified as ineffective during the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 were not material. The changes in the fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in both periods.

          Other income reflected a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of anticipated 2005 euro denominated earnings.  Those contracts related to the Company’s second quarter 2005 euro-denominated earnings settled in the current period and resulted in a net gain of approximately $3 million.

          Also during the second quarter of 2005, the Company purchased foreign exchange put option contracts, with a notional amount of $63 million, related to the Company’s third and fourth quarter projected euro-denominated earnings.  Additional foreign exchange put option contacts were sold during the second quarter, which effectively offset the put option contracts purchased, resulting in a realized gain.  The net gain on these contracts was not material to the Company’s second quarter results.  The Company’s risk management policy permits the sale of option contracts only to offset equivalent previously purchased contracts.

          In August 2005, the Company  entered into similar agreements to mitigate the effect of fluctuating foreign exchange currency exchange rates on the reporting of Company’s anticipated third and fourth quarter euro-denominated earnings.

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, creating a euro 100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by losses and gains related to this transaction, both of which will be recorded within the foreign currency translation adjustment on the Condensed Consolidated Balance Sheet.

5.     Long-term debt

Term Loan

          In February 2005, the Company repaid approximately $18 million of its 5-year $175 million term loan. This payment was in advance of its originally scheduled payment date of May 19, 2005, as permitted by the agreement.

Convertible Subordinated Notes

          The Company had notified the Bank of New York on April 20, 2004 that it intended to redeem all of the notes as provided by the terms. As of June 3, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued.

6.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	July 30, 2005	July 31, 2004	January 29, 2005

Foreign currency translation adjustments	$7	$5	$35
Minimum pension liability adjustment	(196)	(182)	(196)
Fair value of derivatives designated as hedges	(1)	(1)	(1)

	$(190)	$(178)	$(162)

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

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions, except per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net income
As reported:	$44	$82	$102	$130
Compensation expense included in reported net income, net of income tax benefit	1	1	2	2
Total compensation exposure under fair value method for all awards, net of income tax benefit	(2)	(3)	(4)	(6)

Pro forma net income	$43	$80	$100	$126

Basic earnings per share:
As reported	$0.29	$0.55	$0.66	$0.89
Pro forma	$0.28	$0.53	$0.64	$0.86
Diluted earnings per share:
As reported	$0.28	$0.53	$0.65	$0.84
Pro forma	$0.27	$0.52	$0.63	$0.82

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

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Numerator:
Income from continuing operations	$44	$45	$102	$92
Effect of Dilution:
Convertible debt (1)	—	1	—	2

Income from continuing operations assuming dilution	$44	$46	$102	$94

Denominator:
Weighted-average common shares outstanding	155.6	150.8	155.3	147.1
Effect of Dilution:
Stock options and awards	2.7	3.0	2.9	3.1
Convertible debt (1)	—	3.3	—	6.4

Weighted-average common shares assuming dilution	158.3	157.1	158.2	156.6

(1) By June 3, 2004, 100 percent of the convertible notes were converted to equity.

          Options to purchase 0.9 million and 1.7 million shares of common stock were not included in the computation for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. Options to purchase 0.6 million and 1.3 million shares of common stock were not included in the computation for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.     Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended July 31, 2005 and July 31, 2004 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Athletic Stores	$1,231	$1,194	$2,520	$2,294
Direct-to-Customers	73	74	161	160

Total sales	$1,304	$1,268	$2,681	$2,454

Operating results:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Athletic Stores	$78	$80	$176	$162
Direct-to-Customers	7	6	19	17

	85	86	195	179
All Other (1)	—	(2)	—	(2)

Total division profit	85	84	195	177
Corporate expense, net	14	23	30	38

Operating profit	71	61	165	139
Non operating income	(3)	—	(3)	—
Interest expense, net	3	4	6	8

Income from continuing operations before income taxes	$71	$57	$162	$131

(1) During the second quarter of 2004, the Company recorded a charge of $2 million associated with the SFMB distribution center.

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

          The following are the components of net periodic pension benefit cost and net period postretirement benefit income:

	Pension				Postretirement

	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Service cost	$2	$3	$4	$5	$—	$—	$—	$—
Interest cost	9	9	18	19	—	1	—	1
Expected return on plan assets	(12)	(10)	(24)	(21)	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	(1)	—	(1)
Amortization of net loss (gain)	3	2	7	5	(3)	(4)	(6)	(7)

Net benefit cost (income)	$2	$4	$5	$8	$(3)	$(4)	$(6)	$(7)

          The Company disclosed in its financial statements for the year ended January 29, 2005, that it expected to contribute $22 million to its pension plans during 2005, to the extent that the contributions were tax deductible.  As of July 30, 2005, contributions of $19 million have been made.  The Company contributed the remaining $3 million to its Canadian qualified pension plan in August 2005. In addition, the Company accelerated a portion of its planned February 2006 contribution, or approximately $3 million, in August 2005 to its U.S. qualified pension plan.

          The Company has reviewed its retiree health care benefit plans in light of the final regulations for implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) provided by the Centers for Medicare and Medicaid Services.  The Company believes that it may be able to qualify for the subsidy.  However, net periodic postretirement benefit income for the periods ended July 30, 2005 do not reflect any amount associated with the Act, as the Company does not anticipate that the subsidy, if any, will be significant.

11.     Northern Group

          The purchaser of the Company’s formerly owned Northern Group segment has made all payments required under the terms of the note; however, the business has continued to sustain operating losses during the fiscal year.  The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year.  The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the note may not be recoverable.  At July 30, 2005, US$1 million of the note is classified as a current receivable, with the remaining US$8 million classified as long term within other assets in the accompanying Condensed Consolidated Balance Sheet.

          As assignor of the Northern Canada leases, the Company remained secondarily liable under these leases.  As of July 30, 2005, the Company estimates its gross contingent lease liability is CAD$24 million (approximately US$20 million).  The Company currently estimates the expected value of the lease liability to be approximately US$1 million.  The Company believes because it is secondarily liable on the leases that it is unlikely that it would be required to make such contingent payments.

12.     Recent Pronouncements

          In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. The Company does not expect the implementation of SFAS No. 154 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

SALES AND GROSS MARGIN

          All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented.  All references to comparable-store sales for 2005 exclude the acquisition of the 349 Footaction stores and the 11 stores purchased in the Republic of Ireland. Sales from acquired businesses that include the purchase of inventory will be included in the computation of comparable-store sales after 15 months of operations.  Accordingly, Footaction sales will be included in the computation of comparable-store sales beginning in August 2005.

          Sales of $1,304 million for the second quarter of 2005 increased 2.8 percent from sales of $1,268 million for the second quarter of 2004.  For the twenty-six weeks ended July 30, 2005, sales of $2,681 million increased 9.3 percent from sales of $2,454 million for the twenty-six weeks ended July 31, 2004.  Excluding the effect of foreign currency fluctuations, sales for the thirteen and twenty-six weeks ended July 30, 2005 increased 2.2 percent and 8.2 percent, respectively, as compared with the corresponding prior-year periods.  The twenty-six week sales increase was primarily driven by the Company’s acquisition of 349 Footaction stores in May 2004, which accounted for $126 million in sales in the first quarter of 2005.  Comparable-store sales increased by 1.3 percent and 2.0 percent for the thirteen and twenty-six weeks ended July 30, 2005, respectively.  Average selling prices for footwear increased for both the thirteen and twenty-six weeks ended July 30, 2005 primarily due to increased sales of high-end marquee footwear.

          Gross margin, as a percentage of sales, of 28.9 percent for the thirteen weeks ended July 30, 2005 decreased as compared with 29.1 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.7 percent for the twenty-six weeks ended July 30, 2005 remained flat as compared with the corresponding prior-year period.  Both the second quarter and year-to-date periods of 2005 were negatively affected by the increased promotional markdowns recorded by the European division.  This was offset, in part, by an increase in the Footaction gross margin, which in the prior year period was negatively affected by additional markdowns. Additionally, decreased vendor allowances negatively affected the gross margin rate by approximately 20 basis points for both the thirteen and twenty-six weeks ended July 30, 2005.

STORE COUNT

          At July 30, 2005, the Company operated 3,926 stores as compared with 3,967 at January 29, 2005. During the first half of 2005, the Company opened 50 stores, closed 91 stores and remodeled or relocated 214 stores.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Athletic Stores	$1,231	$1,194	$2,520	$2,294
Direct-to-Customers	73	74	161	160

Total sales	$1,304	$1,268	$2,681	$2,454

          Athletic Stores sales increased by 3.1 percent and 9.9 percent for the thirteen and twenty-six weeks ended July 30, 2005, respectively, as compared with the corresponding prior year periods.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 2.4 percent and 8.7 percent for the thirteen and twenty-six weeks ended July 30, 2005, respectively, as compared with the corresponding prior year periods.  This increase was primarily driven by incremental sales from the acquisition of 349 Footaction stores in May 2004 totaling $126 million during the first quarter of 2005. Comparable-store sales increased by 1.5 percent and 2.1 percent for the thirteen and twenty-six weeks ended July 30, 2005, respectively. The thirteen and twenty-six weeks ended July 30, 2005 included an increase in the U.S. Champs Sports format, which benefited from increased sales of marquee footwear and private-label apparel.  This was offset, in part, by lower sales in the European operations.

          Direct-to-Customers sales decreased to $73 million for the thirteen weeks ended July 30, 2005, as compared with the corresponding prior-year period of $74 million. Direct-to-Customers sales increased to $161 million for the twenty-six weeks ended July 30, 2005 as compared with the corresponding prior-year period of $160 million. Internet sales increased by 7.5 percent and 11.6 percent, for the thirteen and twenty-six weeks ended July 30, 2005, respectively, as compared with the corresponding period in the prior year. These increases in Internet sales were essentially offset in both periods by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

Operating Results

          Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Athletic Stores	$78	$80	$176	$162
Direct-to-Customers	7	6	19	17

	85	86	195	179
Restructuring charge (1)	—	(2)	—	(2)

Division profit	85	84	195	177

Corporate expense, net	14	23	30	38
Operating profit	71	61	165	139
Non-operating income	(3)	—	(3)	—
Interest expense, net	3	4	6	8

Income from continuing operations before income taxes	$71	$57	$162	$131

(1) During the second quarter of 2004, the Company recorded a charge of $2 million associated with the SFMB distribution center.

          Athletic Stores division profit decreased by 2.5 percent for the second quarter of 2005 as compared with the corresponding prior-year period. Athletic Stores division profit increased by 8.6 percent for the first half of 2005 as compared with the corresponding prior-year period. Division profit, as a percentage of sales, decreased to 6.3 percent in the second quarter of 2005 from 6.7 percent in the corresponding prior-year period.  Division profit, as a percentage of sales, decreased to 7.0 percent in the year-to-date period of 2005 from 7.1 percent in the corresponding prior-year period.  Both the Footaction and Champs Sports formats generated significant profit increases for the quarter and year to date periods ended July 30, 2005 offset by a division profit decline in the Foot Locker Europe operations. The increased promotional environment in Europe negatively affected Foot Locker Europe’s division results.  During the second quarter of 2005, the Company initiated several management and merchandise strategy changes.  Management will continue to monitor the progress of the European operations and will assess, if necessary, the impact of these initiatives on the projected performance of the division, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.

          Direct-to-Customers division profit increased by $1 million for the thirteen weeks ended July 30, 2005 as compared with the corresponding prior year period. Direct-to-Customers division profit increased by $2 million for the twenty-six weeks ended July 30, 2005 as compared with the corresponding prior year period. Division profit, as a percentage of sales, increased to 9.6 percent in the second quarter of 2005 from 8.1 percent in the corresponding prior-year period. Division profit, as a percentage of sales, increased to 11.8 percent in the first half of 2005 from 10.6 percent in the corresponding prior-year period. The increases in division profit are primarily a result of improved gross margin due to better merchandise purchasing.

          Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  The decrease in corporate expense in the second quarter and first half of 2005 was primarily related to Footaction integration costs incurred during 2004 of $5 million. Integration costs represented incremental costs directly related to the Footaction acquisition and were primarily related to expenses incurred to re-merchandise the Footaction stores during the first three months of operations.  Additionally, expense associated with the Company’s incentive programs represents the balance of the decline for both the quarter and year-to-date periods.

RESULTS OF OPERATIONS

          Selling, general and administrative expenses (“SG&A”) of $265 million decreased by $3 million, or 1.1 percent, in the second quarter of 2005 as compared with the corresponding prior-year period.  SG&A of $548 million increased by $32 million, or 6.2 percent, in the first half of 2005 as compared with the corresponding prior-year period.    SG&A, as a percentage of sales, decreased to 20.3 percent for the thirteen weeks ended July 30, 2005 as compared with 21.1 percent in the corresponding prior-year period.  SG&A, as a percentage of sales, decreased to 20.4 percent for the twenty-six weeks ended July 30, 2005 as compared with 21.0 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased $4 million and increased $27 million for the thirteen and twenty-six weeks ended July 30, 2005, respectively as compared with the corresponding prior year periods.  The increase in the twenty-six week period is primarily the result of incremental Footaction expenses during the first quarter of 2005 that amounted to $21 million. During the first quarter of 2005, the Company donated a total of 82,500 pairs of athletic footwear with a cost of approximately $2 million to the Save the Children Foundation. This donation benefited the tsunami victims in Banda Aceh, Indonesia, as well as Save the Children programs in the United States.

          Depreciation and amortization increased by $3 million in the second quarter of 2005 to $41 million as compared with $38 million for the second quarter of 2004.  Depreciation and amortization increased by $9 million in the first half of 2005 to $82 million as compared with $73 million for the first half of 2004.  The year-to-date increase is partially due to the incremental depreciation associated with the Footaction format that amounted to $3 million for the first quarter of 2005.  The balance of the increase represents additional depreciation associated with the Company’s 2004 and 2005 capital expenditures: leasehold improvements for new stores, remodeling or relocations of existing stores, and point-of-sale equipment for several of the U.S. formats.

          Net interest expense of $3 million decreased by $1 million for the thirteen weeks ended July 30, 2005 as compared with the corresponding prior-year period. Interest expense was $6 million and $12 million, respectively, for both the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004. The interest savings associated with the conversion of the $150 million convertible notes essentially offset the interest expense associated with the $175 million term loan. Interest income increased to $3 million and $6 million for the thirteen and twenty-six weeks ended July 30, 2005, respectively, from $2 million and $4 million for the thirteen and twenty-six weeks ended July 31, 2004, respectively.  The increase in interest income is primarily the result of higher average interest rates on cash and cash equivalents and an increase in short-term investment income due to a higher rate of return coupled with an increase in the average short-term investment balance in the 2005 periods as compared with the respective 2004 periods.

          The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 30, 2005 was 37.7 percent and 37.1 percent as compared with  20.8 percent and 29.8 percent for the corresponding prior-year periods.  The increased effective tax rate in 2005 is a result of tax benefits of approximately $9 million recorded in the second quarter of 2004 from favorable determinations by taxing authorities and a result of a change in the mix of U.S. and international profits, as the Company’s U.S. tax rate is generally higher than that of the Company’s international locations. The Company expects its effective tax rate to approximate between 37 and 38 percent for each of the remaining quarters of 2005.  The actual rate will largely depend on the percentage of the Company’s income earned in the U.S. versus international operations.

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

LIQUIDITY AND CAPITAL RESOURCES

          Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility.  Other than $26 million to support standby letter of credit commitments, this revolving credit facility was not used during 2005.  The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems and to fund other general working capital requirements.

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

          Net cash used in operating activities of continuing operations was $20 million for the twenty-six weeks ended July 30, 2005.  Net cash provided by operating activities of continuing operations was $93 million for the twenty-six weeks ended July 31, 2004. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Inventory, net of Accounts Payable and other accruals spending increased $164 million, excluding the effect of foreign currency fluctuations, for the first half of 2005 as compared with net spending in the first half of 2004.  The increase was related to several factors including; properly positioning its inventories for the back to school selling season, increasing inventories in the European operations in order to stimulate sales, as well as increased Footaction inventory as the stores were newly acquired in the second quarter of 2004. The Company contributed $15 million and $4 million to its U.S. and Canadian qualified pension plans, respectively, in February 2005, as compared with contributions of $44 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in February 2004.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Net cash provided by investing activities was $27 million for the twenty-six weeks ended July 30, 2005.  Net cash used in investing activities was $285 million for the twenty-six weeks ended July 31, 2004.  During the first half of 2004, the Company paid $224 million for the purchase of the Footaction stores.  The Company’s sales of short-term investments, net of purchases, increased by $106 million in the first half of 2005 as compared with an increase in net sales of $37 million in the first half of 2004. Total projected capital expenditures of $163 million for 2005 comprise $140 million for new store openings and modernizations of existing stores and $23 million for the development of information systems and other support facilities. In addition, planned lease acquisition costs are $7 million and primarily relate to securing leases for the Company’s European operations. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Cash used in financing activities for the Company’s continuing operations was $33 million for the twenty-six weeks ended July 30, 2005. Net cash provided by financing activities was $182 million for the twenty-six weeks ended July 31, 2004.  A $175 million amortizing term loan was obtained on May 19, 2004 simultaneously with the amendment to extend the revolving credit agreement’s expiration date.  During the first quarter of 2005, the Company made a payment of approximately $18 million related to its term loan that was originally due in May 2005.  The Company declared and paid a $0.075 per share dividend during the first and second quarters of 2005 totaling $23 million, as compared with a $0.06 per share dividend during the first and second quarters of 2004, which totaled $18 million.  The Company received proceeds from the issuance of common stock in connection with employee stock programs of $11 million and $27 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. As part of the authorized purchase program, the Company purchased 120,000 shares of its common stock during the second quarter of 2005 for approximately $3 million.  Subsequent to quarter-end and through August 27, 2005, the Company purchased an additional 321,500 shares of its common stock for approximately $7 million.

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

Item 4. Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2005 in alerting them in a timely manner to all material information required to be disclosed in this report.

          The Company’s CEO and CFO also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

          During the second quarter of 2005, the Company implemented a new integrated lease system designed to improve processes and systems surrounding the accounting for leases in its North American operations. The system is designed to automate and therefore improve the efficiency of managing leases, calculating occupancy payments and various other tasks including the calculation of straight-line rent. Also in the second quarter of 2005, the Company upgraded its Direct-to-Customer order entry, fulfillment and management application.  The Company has a rigorous information system implementation process that requires extensive pre-implementation planning, design and testing, as well as post-implementation monitoring. Based upon these processes, the Company believes that the implementations of these systems will not have an adverse effect on the assessment of its internal controls over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

          This table provides information with respect to purchases by the Company of shares of its Common Stock during the second quarter of 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)

May 1, 2005 through May 28, 2005	2,714	$26.425	—	$50,000,000
May 29, 2005 through July 2, 2005	120,000	25.579	120,000	46,930,578
July 3, 2005 through July 30, 2005	—	—	—	46,930,578

Total	122,714	$25.597	120,000

(1)	These columns reflect shares purchased in connection with stock swaps undertaken in connection with the employee stock option program and shares purchased under the Company’s purchase program.
(2)

On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock, of which 120,000 shares have been purchased under this program for approximately $3 million.  This authorization will terminate on February 3, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The Company’s annual meeting of shareholders was held on May 25, 2005.  There were represented at the meeting, in person or by proxy, 140,738,938 shares of Common Stock, par value $0.01 per share, which represented 89.9 percent of the shares outstanding on April 1, 2005, the record date for the meeting.

(b)          Alan D. Feldman was elected as a director in Class III for a one-year term ending at the annual meeting of shareholders in 2006.  Each of Purdy Crawford, Nicholas DiPaolo, and Philip H. Geier Jr. was elected as a director in Class II for a three-year term ending at the annual meeting of shareholders of the Company in 2008.  All of these individuals previously served as directors of the Company.  Jarobin Gilbert Jr., James E. Preston, David Y. Schwartz, Matthew D. Serra, Christopher A. Sinclair, Cheryl Nido Turpin, and Dona D. Young, having previously been elected directors of the Company for terms continuing beyond the 2005 annual meeting of shareholders, continue in office as directors of the Company.  J. Carter Bacot, who was a director in Class II, died on April 7, 2005.

(c)          The matters voted upon and the results of the voting were as follows:

(1)          Election of Directors:

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Purdy Crawford	119,681,182	21,057,756	0
Nicholas DiPaolo	136,354,936	4,384,002	0
Alan D. Feldman	136,384,017	4,354,921	0
Philip H. Geier Jr.	135,833,975	4,904,963	0

(2)          Proposal to ratify the appointment of independent accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes

140,028,830	639,115	70,993	0

Item 5. Other Information

          The Company is currently assessing the impact on its business from the damage imposed by Hurricane Katrina. Approximately 90 of the Company’s retail stores have been closed as a result of damage caused by this storm. It is expected that most of these stores will be re-opened during the Company’s third quarter of 2005. The Company is currently reviewing the terms of its property and business interruption coverage with its insurance broker and carriers.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.

(Company)

Date: August 31, 2005	/s/ Bruce L. Hartman

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