Form 10-Q
period 2005-10-29
FOOT LOCKER INC
filed 2005-11-30
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Number of shares of Common Stock outstanding at November 18, 2005: 156,055,973

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	October 29, 2005	October 30, 2004	January 29, 2005

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$169	$125	$225
Short-term investments	221	124	267

Total cash, cash equivalents and short-term investments	390	249	492
Merchandise inventories	1,400	1,291	1,151
Other current assets	191	155	189

	1,981	1,695	1,832
Property and equipment, net	686	724	715
Deferred taxes	209	204	180
Goodwill and intangible assets	383	410	406
Other assets	96	97	104

	$3,355	$3,130	$3,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$451	$420	$381
Accrued expenses and other current liabilities	312	253	285
Current portion of long-term debt and obligations under capital leases	18	18	18

	781	691	684
Long-term debt and obligations under capital leases	327	346	347
Other liabilities	307	348	376

	1,415	1,385	1,407
Shareholders’ equity
Common stock and paid-in capital: 157,067,660, 155,964,018 and 156,155,114 shares, respectively	626	593	608
Retained earnings	1,520	1,308	1,386
Accumulated other comprehensive loss	(184)	(155)	(162)
Less: Treasury stock at cost: 1,011,687, 57,081 and 63,751 shares, respectively	(22)	(1)	(2)

Total shareholders’ equity	1,940	1,745	1,830

	$3,355	$3,130	$3,237

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Sales	$1,408	$1,366	$4,089	$3,820
Costs and Expenses
Cost of sales	978	940	2,864	2,664
Selling, general and administrative expenses	280	270	828	786
Depreciation and amortization	46	39	128	112
Restructuring charge	—	—	—	2
Interest expense, net	2	4	8	12
Other income	—	—	(3)	—

	1,306	1,253	3,825	3,576

Income from continuing operations before income taxes	102	113	264	244
Income tax expense	37	39	97	78

Income from continuing operations	65	74	167	166
Income from disposal of discontinued operations, net of income tax benefit of $3, $ -, $3 and $37, respectively	1	—	1	38

Net income	$66	$74	$168	$204

Basic earnings per share:
Income from continuing operations	$0.42	$0.47	$1.08	$1.11
Income from discontinued operations	0.01	—	0.01	0.25

Net income	$0.43	$0.47	$1.09	$1.36

Weighted-average common shares outstanding	155.2	154.5	155.3	149.6
Diluted earnings per share:
Income from continuing operations	$0.41	$0.47	$1.06	$1.07
Income from discontinued operations	0.01	—	0.01	0.24

Net income	$0.42	$0.47	$1.07	$1.31

Weighted-average common shares assuming dilution	157.4	157.4	157.9	156.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Net income	$66	$74	$168	$204
Other comprehensive income (expense)
Foreign currency translation adjustments arising during the period	5	22	(23)	11
Change in fair value of derivatives / reclassification adjustments, net of tax of $- in 2005 and $1 in 2004	1	1	1	1

Comprehensive income	$72	$97	$146	$216

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirty-nine weeks ended

	Oct. 29, 2005	Oct 30, 2004

From Operating Activities:
Net income	$168	$204
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from disposal of discontinued operations, net of tax	(1)	(38)
Restructuring charge	—	2
Depreciation and amortization	128	112
Deferred income taxes	(8)	7
Change in assets and liabilities:
Merchandise inventories	(260)	(327)
Accounts payable and other accruals	93	126
Pension contributions	(25)	(106)
Other, net	(21)	25

Net cash provided by operating activities of continuing operations	74	5

From Investing Activities:
Lease acquisition costs	(6)	(16)
Purchases of short-term investments	(2,328)	(2,170)
Sales of short-term investments	2,374	2,304
Premiums paid on foreign currency option contracts	(2)	—
Proceeds from foreign currency option contracts	5	—
Acquisition, net of cash acquired	1	(244)
Capital expenditures	(113)	(127)

Net cash used in investing activities of continuing operations	(69)	(253)

From Financing Activities:
Repayments of long-term debt	(18)	—
Increase in long-term debt	—	175
Debt issuance costs	—	(2)
Issuance of common stock, net	11	30
Purchase of treasury shares	(20)	—
Dividends paid	(34)	(28)

Net cash (used in) provided by financing activities of continuing operations	(61)	175

Net Cash (used in) provided by Discontinued Operations	(1)	1

Effect of exchange rate fluctuations on Cash and Cash Equivalents	1	7

Net change in Cash and Cash Equivalents	(56)	(65)
Cash and Cash Equivalents at beginning of year	225	190

Cash and Cash Equivalents at end of interim period	$169	$125

Cash paid during the period:
Interest	$13	$15
Income taxes	$83	$95
Non-cash Financing Activities:
Common stock issuance upon conversion of convertible debt	$—	$150
Debt issuance costs reclassified to equity upon conversion of convertible debt	$—	$3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirty-nine weeks ended October 29, 2005 are not necessarily indicative of the results expected for the year.

2.     Reclassifications

          Certain balances in the prior year quarterly and year-to-date periods have been reclassified to conform to the current year presentation as follows:

          The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows for the period ended October 30, 2004 were reclassified to present short-term investments, which were previously presented as cash and cash equivalents. The amount reclassified on Condensed Consolidated Balance Sheets was $124 million. The purchases and sales related to these investments held during the period ended October 30, 2004 have been presented in the Condensed Consolidated Statement of Cash Flows in the investing activities section.

          The Company receives construction allowances from landlords to improve tenant locations.  Historically, the Company had recorded tenant allowances as a reduction to the cost of the leasehold improvements and amortized the credits through amortization expense over the term of the lease period. All periods presented have been reclassified to reflect these amounts as part of the straight-line rent liability in the Condensed Consolidated Balance Sheets. The balance reclassified to the straight-line liability, which is included in other liabilities, was $24 million for the period ended October 30, 2004. The Company also reclassified $1 million and $3 million in the Condensed Consolidated Statements of Operations to reflect an increase in amortization expense and a decrease in occupancy costs, a component of costs of sales for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. There was no change to net income for any of the periods presented.  The effects on the Condensed Consolidated Statement of Cash Flows were not significant and therefore have not been reclassified.

3.     Hurricane Related Costs

          Hurricanes Katrina, Rita and Wilma adversely affected the Company’s third quarter operations. These storms resulted in the closure of approximately 400 of the Company’s retail stores for varying periods of time during the third quarter. As of October 29, 2005, 44 of these stores remain closed.  The Company expects to re-open a substantial number of the remaining stores during the fourth quarter of 2005 or in the early part of 2006.

          The Company recorded a $3 million charge, net of probable insurance recoveries, associated with its retail stores that were damaged by the hurricanes, which was recorded as a component of corporate expense within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2005.  The loss represents estimated property damages and other costs of $3 million and inventory write-offs of $12 million, offset by $12 million in insurance recoveries. Insurance recoveries were recognized only to the extent of losses incurred, subject to limitations of insurance and deductible amounts.  The Company continues to assess costs related to property loss, clean up efforts and lost sales, as well as possible future recoveries.

4.     Goodwill and Intangible Assets

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

Goodwill (in millions)	October 29, 2005	October 30, 2004	January 29, 2005

Athletic Stores	$183	$193	$191
Direct-to-Customers	80	80	80

	$263	$273	$271

          The goodwill activity during the thirty-nine weeks ended October 29, 2005 represents adjustments of $5 million reducing goodwill relating to the Footaction acquisition as a result of the Company’s second quarter decision to continue operating a store that the Company had originally intended to close at the acquisition date. Additionally, during the third quarter of 2005 the Company resolved the remaining Footaction lease related matter and received $1 million return from the escrow account, thereby reducing goodwill. The effect of foreign exchange fluctuations for the thirty-nine weeks ended October 29, 2005 reduced goodwill by $2 million, resulting from the decline in the value of the euro in relation to the U.S. dollar.

	October 29, 2005			October 30, 2004			January 29, 2005

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$5	$—	$5	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$164	$(73)	$91	$164	$(62)	$102	$170	$(68)	$102
Trademark	21	(2)	19	21	(1)	20	21	(1)	20
Loyalty program	1	(1)	—	1	—	1	1	—	1
Favorable leases	9	(3)	6	9	—	9	9	(1)	8

Total finite life intangible assets	$195	$(79)	$116	$195	$(63)	$132	$201	$(70)	$131

Total intangible assets	$199	$(79)	$120	$200	$(63)	$137	$205	$(70)	$135

          Intangible assets not subject to amortization at October 29, 2005 and January 29, 2005 include the trademark related to the 11 stores acquired in the Republic of Ireland with a value of $3 million.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at October 29, 2005 and January 29, 2005 and $2 million at October 30, 2004.

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

          The weighted-average amortization period as of October 29, 2005 was approximately 12.3 years. Amortization expense was $4 million for both third quarters of 2005 and 2004, and $14 million and $12 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.  Annual estimated amortization expense is expected to be approximately $19 million for 2005, $18 million for 2006, $17 million for 2007, $15 million for 2008 and $13 million for 2009.

          The net intangible asset activity during the thirty-nine weeks ended October 29, 2005 was primarily a result of amortization expense of $14 million and the effect of foreign exchange rate changes of $7 million, resulting from the decline in the value of the euro in relation to the U.S. dollar, partially offset by additional lease acquisition costs of $6 million.

5.     Derivative Financial Instruments

          Net changes in the fair value of derivative financial instruments designated as hedges, and income/losses recognized in the income statement related to settled contracts, were not material for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004. The fair value of derivative contracts outstanding at October 29, 2005 comprised current assets of $1 million, current liabilities of $2 million and non-current liabilities of $1 million.  The fair value of derivative contracts outstanding at October 30, 2004 comprised current assets of $1 million, non-current assets of $2 million, and current liabilities of $3 million.

          The effects of cash flow hedges that were classified as ineffective during the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 were not material. The changes in the fair value of derivative instruments not designated as hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in both periods.

          Other income reflected a net gain on foreign currency option contracts that were entered into by the Company to mitigate the potential effects of fluctuating foreign exchange rates on the reporting of anticipated 2005 euro-denominated earnings.  Those contracts related to the Company’s second quarter 2005 euro-denominated earnings settled during the second quarter resulted in a net gain of approximately $3 million.  During the second quarter of 2005, the Company purchased foreign exchange put option contracts, with a notional amount of $63 million, related to the Company’s third and fourth quarter projected euro-denominated earnings.  Additional foreign exchange put option contracts were sold during the second quarter, which effectively offset the put option contracts purchased, resulting in a gain.  The net gain on these contracts was not material to the Company’s year-to-date results.  The Company’s risk management policy permits the sale of option contracts only to offset equivalent previously purchased contracts. The activity during the third quarter of 2005 was not significant.

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, creating a €100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by losses and gains related to this transaction, both of which will be recorded within the foreign currency translation adjustment on the Condensed Consolidated Balance Sheet.  The amount recorded within the foreign currency translation adjustment during the third quarter of 2005 increased shareholders’ equity by $1 million.

6.     Long-term debt

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

7.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	Oct. 29, 2005	Oct. 30, 2004	January 29, 2005

Foreign currency translation adjustments	$12	$27	$35
Minimum pension liability adjustment	(196)	(182)	(196)
Fair value of derivatives designated as hedges	—	—	(1)

	$(184)	$(155)	$(162)

8.     Stock-Based Compensation

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

          On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This ruling allows companies to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005.  The Company will adopt SFAS No. 123R in fiscal 2006, however the Company has not yet determined the effect of this statement on its consolidated financial position, results of operations or cash flows.

          On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions, except per share amounts)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Net income As reported:	$66	$74	$168	$204
Compensation expense included in reported net income, net of income tax benefit	1	1	3	3
Total compensation expense under fair value method for all awards, net of income tax benefit	(2)	(3)	(6)	(9)

Pro forma net income	$65	$72	$165	$198

Basic earnings per share:
As reported	$0.43	$0.47	$1.09	$1.36
Pro forma	$0.42	$0.46	$1.06	$1.32
Diluted earnings per share:
As reported	$0.42	$0.47	$1.07	$1.31
Pro forma	$0.41	$0.45	$1.04	$1.27

9.     Earnings Per Share

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

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Numerator:
Income from continuing operations	$65	$74	$167	$166
Effect of Dilution:
Convertible debt (1)	—	—	—	2

Income from continuing operations assuming dilution	$65	$74	$167	$168

Denominator:
Weighted-average common shares outstanding	155.2	154.5	155.3	149.6
Effect of Dilution:
Stock options and awards	2.2	2.9	2.6	3.0
Convertible debt (1)	—	—	—	4.3

Weighted-average common shares assuming dilution	157.4	157.4	157.9	156.9

(1) By June 3, 2004, 100 percent of the convertible notes were converted to equity.

          Options to purchase 2.5 million and 1.6 million shares of common stock were not included in the computation for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. Options to purchase 2.1 million and 1.4 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10.  Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Athletic Stores	$1,312	$1,272	$3,832	$3,566
Direct-to-Customers	96	94	257	254

Total sales	$1,408	$1,366	$4,089	$3,820

Operating results:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Athletic Stores	$107	$122	$283	$284
Direct-to-Customers	11	11	30	28

	118	133	313	312
All Other (1)	—	—	—	(2)

Total division profit	118	133	313	310
Corporate expense, net	14	16	44	54

Operating profit	104	117	269	256
Non operating income		—	(3)	—
Interest expense, net	2	4	8	12

Income from continuing operations before income taxes	$102	$113	$264	$244

(1) During the second quarter of 2004, the Company recorded a charge of $2 million associated with the disposal of the SFMB distribution center.

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

          The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension				Postretirement

	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Service cost	$3	$2	$7	$7	$—	$—	$—	$—
Interest cost	9	10	27	29	—	—	—	1
Expected return on plan assets	(13)	(12)	(37)	(33)	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—	—	(1)
Amortization of net loss (gain)	3	3	10	8	(3)	(3)	(9)	(10)

Net benefit cost (income)	$2	$3	$7	$11	$(3)	$(3)	$(9)	$(10)

          The Company disclosed in its financial statements for the year ended January 29, 2005 that it expected to contribute $22 million to its pension plans during 2005, to the extent that the contributions were tax deductible.  As of October 29, 2005 contributions of $25 million have been made, including approximately $3 million the Company paid in August 2005, representing a portion of its planned February 2006 contribution to its U.S. qualified pension plan.

          The Company has reviewed its retiree health care benefit plans in light of the final regulations for implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) provided by the Centers for Medicare and Medicaid Services.  The Company qualifies for the subsidy; however, net periodic postretirement benefit income for the periods ended October 29, 2005 does not reflect any amount associated with the Act, as the Company does not anticipate that the subsidy will be significant.

12.  Discontinued Operations

          The purchaser of the Company’s formerly owned Northern Group segment has made all payments required under the terms of the note; however, the Company understands that the business has continued to sustain operating losses during the current fiscal year.  The Company has evaluated the projected performance of the business and will continue to monitor its results.  The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the note may not be recoverable.  At October 29, 2005, $1 million of the note is classified within other current assets, with the remaining $9 million classified as long-term within other assets in the accompanying Condensed Consolidated Balance Sheet.

          As assignor of the Northern Canada leases, the Company remained secondarily liable under these leases.  As of October 29, 2005, the Company estimates its gross contingent lease liability is C$21 million (approximately $18 million).  The Company currently estimates the expected value of the lease liability to be approximately $1 million.  The Company believes because it is secondarily liable on the leases that it is unlikely that it would be required to make such contingent payments.

          During the third quarter of 2005, the Company recorded a charge of $2 million pre-tax ($1 million after-tax) to revise estimates on its lease liability for one store in the former International General Merchandise segment.  Additionally, during the third quarter of 2005, the Company recorded an income tax benefit of $2 million for discontinued operations related to its former Canadian businesses.

13.  Recent Pronouncements

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

          In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, the FSP stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore the issuance of this FSP will not have an impact on the Company’s consolidated financial statements.

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

SALES AND GROSS MARGIN

          All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented.  In accordance with the Company’s policy, Footaction sales are included in the computation of comparable-store sales beginning as of August 2005.  The 11 stores purchased in the Republic of Ireland will be included in the computation of comparable store sales in the fourth quarter of 2005.

          Sales of $1,408 million for the third quarter of 2005 increased 3.1 percent from sales of $1,366 million for the third quarter of 2004.  For the thirty-nine weeks ended October 29, 2005, sales of $4,089 million increased 7.0 percent from sales of $3,820 million for the thirty-nine weeks ended October 30, 2004.  Excluding the effect of foreign currency fluctuations, total sales for the thirteen and thirty-nine week periods increased 2.7 percent and 6.2 percent, respectively, due to gains from the Company’s Champs Sports and Footaction divisions.  For the thirty-nine weeks ended October 29, 2005, the increase in sales was also related to the Company’s acquisition of Footaction in May 2004. Comparable-store sales increased by 2.7 percent and 2.2 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.  The increase was primarily due to the continuing sales trend of high-end marquee footwear.

          Gross margin, as a percentage of sales, decreased to 30.5 percent for the thirteen weeks ended October 29, 2005 as compared with 31.2 percent in the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2005, gross margin, as a percentage of sales, was 30.0 percent, which decreased as compared with 30.3 percent in the corresponding prior-year period.  Both the third quarter and year-to-date periods of 2005 were negatively affected by the increased markdowns recorded by the Company’s European operations. Vendor allowances, as compared with the corresponding prior year periods, improved gross margin for the third quarter by approximately 20 basis points, as a percentage of sales; however, the effect on the year-to-date period was not significant.

STORE COUNT

          At October 29, 2005, the Company operated 3,886 stores as compared with 3,967 at January 29, 2005. During the thirty-nine weeks ended October 29, 2005, the Company opened 68 stores, closed 149 stores and remodeled or relocated 272 stores.  The closures include 44 stores that remain closed as a result of the hurricanes. The Company is currently working to re-open a substantial number of the stores closed due to hurricanes and expects them to re-open during the fourth quarter of 2005 or in the early part of 2006.

SEGMENT INFORMATION

Sales

The following table summarizes sales by segment:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Athletic Stores	$1,312	$1,272	$3,832	$3,566
Direct-to-Customers	96	94	257	254

Total sales	$1,408	$1,366	$4,089	$3,820

          Athletic Stores sales increased by 3.1 percent and 7.5 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, as compared with the corresponding prior year periods, led by strong increases in the Champs Sports and Footaction formats.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 2.7 percent and 6.6 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, as compared with the corresponding prior year periods.  Comparable-store sales increased by 2.7 percent and 2.3 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.

          Direct-to-Customers sales increased to $96 million for the thirteen weeks ended October 29, 2005, as compared with the corresponding prior-year period of $94 million. For the thirty-nine weeks ended October 29, 2005, sales increased to $257 million as compared with the corresponding prior-year period of $254 million.  Internet sales increased by 13.5 percent to $59 million and increased 11.8 percent to $161 million for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, as compared with the corresponding prior year periods.  These increases in Internet sales were essentially offset in both periods by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

Operating Results

          Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Athletic Stores	$107	$122	$283	$284
Direct-to-Customers	11	11	30	28

	118	133	313	312
Restructuring charge (1)	—	—	—	(2)

Division profit	118	133	313	310
Corporate expense, net	14	16	44	54
Operating profit	104	117	269	256
Non-operating income		—	(3)	—
Interest expense, net	2	4	8	12

Income from continuing operations before income taxes	$102	$113	$264	$244

(1) During the second quarter of 2004, the Company recorded a charge of $2 million associated with the SFMB distribution center.

          Athletic Stores division profit decreased 12.3 percent and 0.4 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, as compared with the corresponding prior periods.  Athletic Stores division profit, as a percentage of sales, decreased to 8.2 percent and 7.4 percent for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, from 9.6 percent and 8.0 percent in the corresponding prior year periods.   The decrease in division profit is primarily due to the decline in the performance of the European operations, offset, in part, by increases in Footaction and Champs Sports.  The European operations incurred significantly higher markdowns than the prior year to clear excess inventory and to stimulate sales in a continued promotional environment. Foot Locker Europe’s new management team implemented many of the merchandise initiatives that began in the second quarter of 2005, including the clearance of the excess inventory. Management will continue to monitor the progress of the European operations and will assess, if necessary, the impact of these initiatives on the projected performance of the division, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.

          Direct-to-Customers division profit remained flat for the thirteen weeks ended October 29, 2005 as compared with the corresponding prior year period. Direct-to-Customers division profit increased by $2 million for the thirty-nine weeks ended October 29, 2005 as compared with the corresponding prior year period.  Division profit, as a percentage of sales, decreased slightly from 11.7 percent to 11.5 percent in the third quarter of 2005; however, for the thirty-nine weeks ended October 29, 2005, Direct-to-Customers division profit, as a percentage of sales, increased to 11.7 percent from 11.0 percent in the corresponding prior year period.

          Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  Corporate expense for the thirteen weeks and thirty-nine weeks ended October 29, 2005 decreased by $2 million and $10 million, respectively. These declines reflect reduced incentive compensation expense, as well as increased costs including: a $3 million charge associated with inventory and fixed assets losses sustained due to the hurricanes, a charge of $3 million due to a legal settlement, and a charge of $4 million due to the potential insolvency of one of the Company’s insurance carriers.  In addition, pursuant to a class action settlement, Visa and MasterCard agreed to refund merchants for past overcharges for certain debit card transactions. As a result of this settlement, the Company recorded income of $3 million during the third quarter of 2005.  The year-to-date period of 2004 included $5 million related to Footaction integration costs.  Integration costs represented incremental costs directly related to the Footaction acquisition and were primarily related to expenses incurred to re-merchandise the Footaction stores during the first three months of operations.

RESULTS OF OPERATIONS

          Selling, general and administrative expenses (“SG&A”) of $280 million increased by $10 million, or 3.7 percent, in the third quarter of 2005 as compared with the corresponding prior-year period.  SG&A of $828 million increased by $42 million, or 5.3 percent, for the thirty-nine weeks ended October 29, 2005 as compared with the corresponding prior-year period.  SG&A, as a percentage of sales, remained essentially unchanged at 19.9 percent for the thirteen weeks ended October 29, 2005 as compared with 19.8 percent in the corresponding prior-year period.  For the thirty-nine weeks ended October 29, 2005, SG&A, as a percentage of sales, decreased to 20.2 percent as compared with 20.6 percent in the corresponding prior-year period.

          Excluding the effect of foreign currency fluctuations, SG&A increased by $9 million and increased by $37 million for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, as compared with the corresponding prior year periods.  The increase in the thirty-nine week period is primarily the result of incremental Footaction expenses during the first quarter of 2005 that amounted to $21 million.  During the first quarter of 2005, the Company donated a total of 82,500 pairs of athletic footwear with a cost of approximately $2 million to the Save the Children Foundation. This donation benefited the tsunami victims in Banda Aceh, Indonesia, as well as Save the Children programs in the United States.

          Depreciation and amortization increased by $7 million in the third quarter of 2005 to $46 million as compared with $39 million for the third quarter of 2004.  Depreciation and amortization increased by $16 million for the thirty-nine weeks ended October 29, 2005 to $128 million as compared with $112 million for the thirty-nine weeks ended October 30, 2004.  The increase in the third quarter of 2005 reflects adjustments to depreciable lives of certain fixed assets. The year-to-date increase is partially due to the incremental depreciation associated with the Footaction format.  The balance of the increase represents additional depreciation associated with the Company’s 2004 and 2005 capital expenditures: leasehold improvements for new stores, remodeling or relocations of existing stores, and point-of-sale equipment.

          Net interest expense was $2 million and $8 million for the thirteen weeks and the thirty-nine weeks ended October 29 2005, respectively. Interest expense was $5 million and $17 million for both the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004. The interest savings associated with the conversion of the $150 million convertible notes essentially offset the interest expense associated with the $175 million term loan. Interest income increased to $3 million and $9 million for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, from $1 million and $5 million for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.  The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents, and short-term investments coupled with an increase in the average short-term investment balance in the 2005 periods, as compared with the respective 2004 periods.

          The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2005 was 35.9 percent and 36.6 percent as compared with 34.8 percent and 32.1 percent for the corresponding prior year periods. The increased effective rate in 2005 is primarily due to $11 million of nonrecurring tax benefits recorded in 2004 as well as the result of the mix of U.S. and international profits. During 2004, tax benefits of approximately $9 million were recorded in the second quarter of 2004 and a $2 million benefit was recorded in the third quarter of 2004 from favorable determinations by taxing authorities. The Company expects its effective rate to approximate 37 percent for the fourth quarter of 2005. The Company’s U.S. tax rate is generally higher than that of the Company’s international locations. Therefore, the actual rate will largely depend on the percentage of the Company’s income earned in the U.S. rather than from international operations.

          During the third quarter of 2005, the Company recorded a charge of $2 million pre-tax ($1 million after- tax) to revise estimates on its lease liability for one store in the former International General Merchandise segment.  Additionally, during the third quarter of 2005, the Company recorded an income tax benefit of $2 million for discontinued operations related to its former Canadian operations. In the second quarter of 2004, the Company recorded a $37 million income tax benefit resulting from the resolution of U.S income tax examinations related to discontinued businesses.  During the first quarter of 2004, the Company recorded income from discontinued operations of $1 million, after-tax, related to a refund of customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

LIQUIDITY AND CAPITAL RESOURCES

          Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility.  Other than $27 million to support standby letter of credit commitments, this revolving credit facility has not been used during 2005.  The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems, and to fund other general working capital requirements.

          Management believes operating cash flows and current credit facilities will be adequate to fund its working capital requirements, scheduled pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

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

          Net cash provided by operating activities of continuing operations was $74 million for the thirty-nine weeks ended October 29, 2005.  Net cash provided by operating activities of continuing operations was $5 million for the thirty-nine weeks ended October 30, 2004. These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Inventory purchases were lower in the current year to remain in line with the growth in sales.  Additionally, in the third quarter of 2004 the Company was continuing to make incremental inventory purchases for the newly acquired Footaction division.

          The Company contributed $18 million and $7 million to its U.S. and Canadian qualified pension plans, respectively, in the 2005 year-to-date period, as compared with contributions of $100 million and $6 million to its U.S. and Canadian qualified pension plans, respectively, in the 2004 year-to-date period.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Net cash used in investing activities was $69 million for the thirty-nine weeks ended October 29, 2005.  Net cash used in investing activities was $253 million for the thirty-nine weeks ended October 30, 2004.  During the thirty-nine weeks ended October 30, 2004, the Company paid $229 million for the purchase of the Footaction stores and $15 million for the purchase of 11 stores in the Republic of Ireland.  The Company’s sales of short-term investments, net of purchases, increased by $46 million for the thirty-nine weeks ended October 29, 2005 as compared with an increase in net sales of $134 million for the thirty-nine weeks ended October 30, 2004. Total projected capital expenditures of $162 million for 2005 comprise $138 million for new store openings and modernizations of existing stores and $24 million for the development of information systems and other support facilities. In addition, planned lease acquisition costs are $8 million and primarily relate to securing leases for the Company’s European operations. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Cash used in financing activities for the Company’s continuing operations was $61 million for the thirty-nine weeks ended October 29, 2005. Net cash provided by financing activities was $175 million for the thirty-nine weeks ended October 30, 2004.  A $175 million amortizing term loan was obtained on May 19, 2004 simultaneously with the amendment to extend the revolving credit agreement’s expiration date.  During the first quarter of 2005, the Company made a payment of approximately $18 million related to its term loan that was originally due in May 2005.  The Company declared and paid a $0.075 per share dividend during each of the first three quarters of 2005 totaling $34 million, as compared with a $0.06 per share dividend during the first three quarters of 2004, which totaled $28 million.  The Company received proceeds from the issuance of common stock in connection with employee stock programs of $11 million and $30 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. As part of the authorized purchase program, the Company purchased 120,000 shares of its common stock during the second quarter of 2005 for approximately $3 million and 790,200 shares of its common stock during the third quarter of 2005 for approximately $17 million.  Through October 29, 2005, the Company has spent $20 million of a $50 million board-authorized share repurchase program that expires in February 2006.  The Company expects its Board of Directors to consider the authorization of a new share repurchase program in early 2006.

          On November 16, 2005, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.09 per share, which will be payable on January 27, 2006 to shareholders of record on January 13, 2006.  This dividend represents a 20 percent increase over the Company’s previous quarterly per share amount and is equivalent to an annualized rate of $0.36 per share.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the federal securities laws.  All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, changes in commodity prices (such as oil), the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), economic conditions worldwide, any changes in business, political and economic conditions due to threats or acts of terrorism, war, or military actions, unseasonable weather, the ability of the Company to execute its business plans effectively with regard to each of its business units, an outbreak of avian flu, and risks associated with foreign global sourcing, including political instability, changes in import regulations, disruptions to transportation services and distribution. Any changes in such assumptions or factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in these forward-looking statements.  The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, creating a €100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by losses and gains related to this transaction, both of which will be recorded within the foreign currency translation adjustment on the Condensed Consolidated Balance Sheet.  The amount recorded within the foreign currency translation adjustment during the third quarter of 2005 increased shareholders’ equity by $1 million.

Item 4. Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 29, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005 in alerting them in a timely manner to all material information required to be disclosed in this report.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

          This table provides information with respect to purchases by the Company of shares of its Common Stock during the third quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)

July 31, 2005 through August 27, 2005	321,500	$21.612	321,500	$39,982,215
August 28, 2005 through October 1, 2005	418,700	21.135	418,700	31,132,928
October 2, 2005 through October 29, 2005	50,000	21.340	50,000	30,065,943

Total	790,200	$21.342	790,200

(1)

On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock, of which 910,200 shares have been purchased under this program for approximately $20 million.  This authorization will terminate on February 3, 2006.

Item 6. Exhibit
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
(Company)

Date: November 30, 2005

/s/ Robert W. McHugh

ROBERT W. MCHUGH
Senior Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgment.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.