Form 10-K
period 2005-12-30
FOOT LOCKER INC
filed 2006-03-27
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes [  ] No [X]

See pages 59 through 62 for Index of Exhibits.

Number of shares of Common Stock outstanding at March 17, 2006:	155,487,431
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 29, 2005, was approximately:	$2,851,036,844	*

*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at July 29, 2005 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 24, 2006: Parts III and IV.

PART I

Item 1.  Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating as of January 28, 2006, 3,921 primarily mall-based stores in the United States, Canada, Europe and Asia Pacific, which includes Australia and New Zealand. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant” or “Company.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 15, 2005.

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

The service marks and trademarks appearing on this page and elsewhere in this report (except for ESPN, NBA, Nike, Amazon.com, Burger King, Popeye’s, The San Francisco Music Box Company and USOC) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 16,403 full-time and 27,873 part-time employees at January 28, 2006. The Company considers employee relations to be satisfactory.

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

Item 1A.  Risk Factors

The statements contained in this Annual Report on Form 10-K and incorporated by reference (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report, including those discussed below. Accordingly, readers of the Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The industry in which we operate is dependent upon fashion trends, customer preferences and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences on the date of sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. For example, we order athletic footwear four to six months prior to delivery to our stores. If we fail to accurately anticipate either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and licensed apparel as a fashion statement and are frequent purchasers of athletic footwear. Any shift in fashion trends that would make athletic footwear or licensed apparel less attractive to these customers would have a material adverse effect on our business, financial condition and results of operations.

The businesses in which we operate are highly competitive.

The retail athletic footwear and apparel business is highly competitive with relatively low barriers to entry. Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores and superstores, department stores, discount stores, traditional shoe stores and mass merchandisers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are price, quality, selection of merchandise, reputation, store location, advertising and customer service. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

Although we sell merchandise via the Internet through Footlocker.com and its affiliates, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel and sporting goods via the Internet could have a material adverse effect on us. In addition, some of the manufacturers of our products distribute products directly through the Internet and others may follow. Should this occur and if our customers decide to purchase directly from our manufacturers, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on mall traffic and our ability to identify suitable store locations.

Our sales, particularly in the United States and Canada, are dependent in part on a high volume of mall traffic. Our stores are located primarily in enclosed regional and neighborhood malls. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores or changes in customer preferences or acts of terrorism. A decline in the popularity of mall shopping among our target customers could have a material adverse effect on us.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot assure you that desirable mall locations will continue to be available.

The effects of natural disasters, terrorism, acts of war and retail industry conditions may adversely affect our business.

Natural disasters, including hurricanes, floods and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

A change in the relationship with any of our key vendors or the unavailability of our key products at competitive prices could affect our financial health.

Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts and cooperative advertising and other allowances from our vendors. The Company purchased approximately 75 percent of its merchandise in 2005 from its top five vendors, and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Of that amount approximately 49 percent was purchased from one vendor — Nike, Inc. (“Nike”). We have no long-term supply contracts with any of our vendors. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot assure you that our vendors will continue to allocate sufficient amounts of such merchandise in the future. In addition, our vendors provide support to us through cooperative advertising allowances and promotional events. We cannot assure you that such assistance from our vendors will continue in the future. These risks could have a material adverse effect on our business, financial conditions and results of operations.

We may experience fluctuations in and cyclicality of our comparable store sales results.

Our comparable store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales results, including, among others, fashion trends, the highly competitive retail store sales environment, economic conditions, timing of promotional events, changes in our merchandise mix, calendar shifts of holiday periods and weather conditions.

Many of our products, particularly high-end athletic footwear and licensed apparel, represent discretionary purchases. Accordingly, customer demand for these products could decline in a recession or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition and results of operations.

Our operations may be adversely affected by economic or political conditions in other countries.

Approximately 25 percent of our sales and a significant portion of our operating profits for 2005 were attributable to our sales in Europe, Canada, New Zealand and Australia. As a result, our business is subject to the risks generally associated with doing business outside of the United States, such as foreign governmental regulations, foreign customer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions and economic, labor and other conditions in the countries from which our suppliers obtain their product.

Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary athletic footwear, apparel and related products, tend to decline during recessionary periods when disposable income is low and customers are hesitant to use available credit.

Complications in our distribution centers may affect our business.

We operate three distribution centers worldwide to support our athletic business. If complications arise with any one facility or any facility is severely damaged or destroyed, the other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis.

A major failure of our information systems could harm our business.

We depend on information systems to process transactions, manage inventory, operate our website, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative impact on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We cannot assure that our systems will be adequate to support future growth.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores and administrative and distribution facilities. Gross operating square footage and total selling area for the Athletic Stores segment at the end of 2005 was approximately 14.48 and 8.71 million square feet, respectively. These properties are primarily located in the United States, Canada, various European countries, Australia and New Zealand.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 28, 2006.

Executive Officers of the Company

Information with respect to Executive Officers of the Company, as of March 27, 2006, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Matthew D. Serra
President and Chief Executive Officer, Foot Locker, Inc. — U.S.A.	Richard T. Mina
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Information Officer	Marc D. Katz
Senior Vice President and Chief Financial Officer	Robert W. McHugh
Senior Vice President — Strategic Planning	Lauren B. Peters
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President — Investor Relations and Treasurer	Peter D. Brown
Vice President and Chief Accounting Officer	Giovanna Cipriano

Matthew D. Serra, age 61, has served as Chairman of the Board since February 1, 2004, President since April 12, 2000 and Chief Executive Officer since March 4, 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 3, 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

Richard T. Mina, age 49, has served as President and Chief Executive Officer of Foot Locker, Inc.- U.S.A. since February 2, 2003. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from April 1999 to February 1, 2003.

Gary M. Bahler, age 54, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 50, has served as Senior Vice President — Real Estate since February 2000.

Marc D. Katz, age 41, has served as Senior Vice President and Chief Information Officer since May 12, 2003. Mr. Katz served as Vice President and Chief Information Officer from July 2002 to May 11, 2003. During the period of 1999 to 2002, he served in the following capacities at the Financial Services Center of Foot Locker Corporate Services: Vice President and Controller from July 2001 to April 2002 and Controller from December 1999 to July 2001.

Robert W. McHugh, age 47, has served as Senior Vice President and Chief Financial Officer since November 21, 2005. He served as Vice President and Chief Accounting Officer from January 2000 to November 20, 2005.

Lauren B. Peters, age 44, has served as Senior Vice President — Strategic Planning since April 18, 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 17, 2002.

Laurie J. Petrucci, age 47, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of the Foot Locker Worldwide division from March 2000 to May 2001.

Peter D. Brown, age 51, has served as Vice President — Investor Relations and Treasurer since October 2001. Mr. Brown served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001.

Giovanna Cipriano, age 36, has served as Vice President and Chief Accounting Officer since November 21, 2005. She served as as Divisional Vice President, Financial Controller from June 3, 2002 through November 20, 2005 and as Financial Controller from April 2, 1999 through June 2, 2002.

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

This table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
October 30, 2005 to November 26, 2005	50,000	$21.975	50,000	$28,967,188
November 27, 2005 to December 31, 2005	629,600	22.183	629,600	15,000,972
January 1, 2006 to January 28, 2006	—	—	—	15,000,972
Total	679,600	$22.167	679,600

(1)	On November 20, 2002, the Company announced that the Board of Directors authorized the purchase of up to $50 million of the Company’s Common Stock; of which 1,589,800 shares have been purchased for approximately $35 million. This authorization terminated on February 3, 2006. On February 15, 2006, the Company announced that its Board of Directors authorized a new $150 million, 3-year repurchase program.

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

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically, Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, Inc., its direct-to-customers business. Through various marketing channels, including television campaigns and sponsorships of various sporting events, Foot Locker, Inc. reinforces its image with a consistent message: namely, that it is the destination store for athletic footwear and apparel with a wide selection of merchandise in a full-service environment.

Athletic Stores

The Company operates 3,921 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football and soccer. Its 2,121 stores are located in 20 countries including 1,398 in the United States, Puerto Rico, the United States Virgin Islands and Guam, 128 in Canada, 501 in Europe and a combined 94 in Australia and New Zealand. The domestic stores have an average of 2,100 selling square feet and the international stores have an average of 1,500 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 556 stores are located throughout the United States, Canada and the United States Virgin Islands. The Champs Sports stores have an average of 3,800 selling square feet.

Footaction — Footaction is a national athletic footwear and apparel retailer that offers street-inspired fashion styles. The primary customers are young urban males with the secondary customers being young urban women with diverse fashion needs. Its 363 stores are located throughout the United States and Puerto Rico and focus on marquee allocated footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry all major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking and fitness. Its 554 stores are located in the United States, Puerto Rico and the United States Virgin Islands and have an average of 1,300 selling square feet.

Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for infants, boys and girls, primarily on an exclusive basis. Its stores feature an entertaining environment geared to both parents and children. Its 327 stores are located in the United States, Puerto Rico, and the United States Virgin Islands and have an average of 1,400 selling square feet.

Store Profile

	At January 29, 2005	Opened	Closed	At January 28, 2006
Foot Locker	2,135	75	89	2,121
Champs Sports	570	11	25	556
Footaction	349	24	10	363
Lady Foot Locker	567	8	21	554
Kids Foot Locker	346	1	20	327

Total Athletic Stores	3,967	119	165	3,921

Direct-to-Customers

Footlocker.com — Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment and team licensed private-label merchandise in the United States and provides the Company’s eight full-service e-commerce sites access to an integrated fulfillment and distribution system. The Company has a strategic alliance to offer footwear and apparel on the Amazon.com website and the Foot Locker brands are featured in the Amazon.com specialty stores for apparel and accessories and sporting goods. The Company also has an arrangement with the NBA and Amazon.com whereby Footlocker.com provides the fulfillment services for NBA licensed products sold over the Internet at NBAstore.com and the NBA store on Amazon.com. In addition, the Company has a marketing agreement with the U.S. Olympic Committee (USOC) providing the Company with the exclusive rights to sell USOC licensed products through catalogs and via a new e-commerce site. The Company has an agreement with ESPN for ESPN Shop — an ESPN-branded direct mail catalog and e-commerce site linked to www.ESPNshop.com, where fans can purchase athletic footwear, apparel and equipment which will be managed by Footlocker.com. Both the catalog and the e-commerce site feature a variety of ESPN-branded and non-ESPN-branded athletically inspired merchandise.

Overview of Consolidated Results

Sales increased by 5.6 percent to $5,653 million representing a comparable-store increase of 2.7 percent. Income from continuing operations before income taxes increased by 8.3 percent to $405 million. Diluted earnings per share was $1.67 from continuing operations in 2005 as compared with $1.64 in the corresponding prior year period.

Sales

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment are included in the calculation of comparable-store sales for all periods presented. All references to comparable-store sales for 2004 exclude the acquisition of the 349 Footaction stores and the 11 stores purchased in the Republic of Ireland. Sales from acquired businesses that include the purchase of inventory will be included in the computation of comparable-store sales after 15 months of operations. Accordingly, Footaction sales are included in the computation of comparable-store sales since August 2005.

Sales of $5,653 million in 2005 increased by 5.6 percent from sales of $5,355 million in 2004. The effect of foreign currency fluctuations on sales was not significant. This increase is primarily related to increased sales in the Company’s Footaction and Champs Sports formats. Comparable-store sales increased by 2.7 percent.

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

Gross Margin

Gross margin as a percentage of sales was 30.2 percent in 2005, decreasing by 30 basis points from 30.5 percent in 2004. This decline is primarily the result of increased markdowns recorded by the European operation. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant.

Gross margin as a percentage of sales was 30.5 percent in 2004, a decrease of 50 basis points from 31.0 percent in 2003. Of the 50 basis points decrease in 2004, approximately 60 basis points is the result of the Footaction chain, offset, in part, by a decrease in the cost of merchandise. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant.

Division Profit

The Company evaluates performance based on several factors, the primary financial measure of which is division profit. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense. The following table reconciles division profit by segment to income from continuing operations before income taxes.

	2005	2004	2003
	(in millions)
Athletic Stores	$419	$420	$363
Direct-to-Customers	48	45	53
Division profit	467	465	416
Restructuring charges (1)	—	(2)	(1)
Total division profit	467	463	415
Corporate expense	(58)	(74)	(73)
Total operating profit	409	389	342
Other income	6	—	—
Interest expense, net	(10)	(15)	(18)
Income from continuing operations before income taxes	$405	$374	$324

(1)	As more fully described in the notes to the consolidated financial statements, restructuring charges of $2 million and $1 million in 2004 and 2003, respectively, were recorded related to the dispositions of non-core businesses.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, certain depreciation and amortization expenses and other items.

The decrease in corporate expense of $16 million in 2005 comprised several items, and primarily included decreased incentive bonuses of $14 million, a $3 million decrease in costs associated with the Company’s loyalty program as the prior year represented the initial costs to launch the program, and decreased restricted stock expense of $2 million. In addition, the prior year included $5 million for the integration of the Footaction stores. Included in the current year is a settlement of $3 million pursuant to a class action settlement with Visa and MasterCard related to past overcharges for certain debit card transactions. These decreases were offset, in part, by a charge of $4 million due to the potential insolvency of one of the Company’s insurance carriers and legal and settlement costs of $5 million. Depreciation and amortization included in corporate expense amounted to $24 million in 2005, $23 million in 2004 and $25 million in 2003.

The increase in corporate expense in 2004 as compared with 2003 was primarily related to decreased incentive bonuses of $9 million, offset by increased expenses related to integration of Footaction of $5 million, restricted stock expense from additional grants of $4 million and costs of $3 million related to the Company’s expanded loyalty program. Integration costs represent incremental costs directly related to the acquisitions, primarily expenses to re-merchandise the Footaction stores during the first three months of operations.

Other Income

Other income for 2005 represents a $3 million net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro dominated earnings. Additionally, other income includes $3 million of insurance recoveries in excess of losses associated with Hurricane Katrina.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $41 million to $1,129 million in 2005, or by 3.8 percent, as compared with 2004. SG&A as a percentage of sales decreased to 20.0 percent as compared with 20.3 percent in 2004. The increase in SG&A is primarily related to an increase in payroll and related costs. The effect of including Footaction for the full fiscal year is an incremental $21 million, excluding the integration costs. During 2005, the Company donated 82,500 pairs of athletic footwear with a cost of $2 million to Save the Children Foundation. This donation benefited the tsunami victims in Banda Aceh, Indonesia, as well as Save the Children programs in the United States. The net of both pension expense and postretirement income did not change significantly from the prior year.

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

Depreciation and Amortization

Depreciation and amortization of $171 million increased by 11.0 percent in 2005 from $154 million in 2004. This increase primarily reflects additional depreciation and amortization for the Athletic Stores segment due to capital spending and, in addition, adjustments to depreciable lives of certain fixed assets. Additionally, depreciation and amortization for the Footaction format increased by $6 million as compared with the prior year primarily due to increased capital expenditures related to store improvements and point-of-sale equipment.

Depreciation and amortization of $154 million in 2004 increased 1.3 percent as compared with $152 million in 2003. Depreciation and amortization of acquired businesses amounted to $7 million for 2004. These increases were offset by declines that were a result of older assets becoming fully depreciated.

Interest Expense, Net

	2005	2004	2003
	(in millions)
Interest expense	$23	$22	$26
Interest income	(13)	(7)	(8)
Interest expense, net	$10	$15	$18

Weighted-average interest rate (excluding facility fees):
Short-term debt	—%	—%	—%
Long-term debt	6.2%	5.2%	6.1%
Total debt	6.2%	5.2%	6.1%

Short-term debt outstanding during the year:
High	$—	$—	$—
Weighted-average	$—	$—	$—

Interest expense of $23 million increased by 4.5 percent in 2005 from $22 million in 2004. Interest rate swap agreements reduced interest expense by approximately $1 million and $3 million in 2005 and 2004, respectively. The increase in 2005 was primarily attributable to higher interest rates.

Interest income is generated through the investment of cash equivalents, short-term investments, the accretion of the Northern Group note to its face value and accrual of interest on the outstanding principal, as well as, interest on income tax refunds. The increase in interest income of $6 million in 2005 was primarily related to increased interest income earned on short-term investments due to higher interest rates and increased short-term investment balances. Interest income on the Northern Group note amounted to $2 million in both 2005 and 2004. Interest income related to cash equivalents and short-term investments was $11 million in 2005 and $5 million in 2004.

Interest expense of $22 million declined by 15.4 percent in 2004 from $26 million in 2003. The decrease in 2004 was primarily attributable to the Company’s $150 million 5.50 percent convertible subordinated notes that were converted to equity in June 2004. Also contributing to the reduction in interest expense was the repurchase of $19 million of the 8.50 percent debentures payable in 2022 in the latter part of 2003. Interest rate swap agreements reduced interest expense by approximately $3 million and $4 million in 2004 and 2003, respectively. These decreases were offset, in part, by an increase resulting from the interest on the $175 million term loan that commenced in May 2004.

Interest income related to cash equivalents and short-term investments decreased by $1 million in 2004 from 2003 as a result of the reduction of interest income earned on tax refunds and settlements as they were received during 2003. Interest income related to cash equivalents and short-term investments was $5 million in 2004 and 2003.

Income Taxes

The effective tax rate for 2005 was 35.0 percent as compared with 31.7 percent in the prior year. The increase was attributable to less benefit from non-recurring items than in 2004 and a higher percentage of the Company’s income earned in the United States, rather than from lower-taxed international operations. During 2005, the Company restructured its Canadian continuing business, which resulted in a $6 million reduction to its income tax valuation allowance related to Canadian tax loss carry-forwards and unclaimed tax depreciation. Additionally, the Company recorded an income tax benefit of $3 million in discontinued operations related to its former Canadian operations.

The effective tax rate for 2004 was 31.7 percent, as compared with 35.5 percent in the prior year. The reduction was principally related to a lower rate of tax on the Company’s foreign operations and the settlement of tax examinations. During 2004, the Commonwealth of Puerto Rico concluded an examination of the Company’s branch income tax returns, including an income tax audit for the years 1994 through 1999 and a branch profit tax audit for the years 1994 through 2002. As a result, the Company reduced its income tax provision for continuing operations by $2 million. Also during 2004, the IRS completed its survey of the Company’s income tax returns for the years from 1999-2001 and its examination of the 2002 year. The IRS and the Company completed a pre-filing review and post-filing review of the Company’s income tax return for 2003. As a result of these actions by the IRS and the completion of the Company’s analysis, the Company reduced its income tax provision for continuing operations by $12 million and discontinued operations by $37 million.

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

Segment Information

Athletic Stores

	2005	2004	2003
	(in millions)
Sales	$5,272	$4,989	$4,413
Division profit	$419	$420	$363
Sales as a percentage of consolidated total	93%	93%	92%
Number of stores at year end	3,921	3,967	3,610
Selling square footage (in millions)	8.71	8.89	7.92
Gross square footage (in millions)	14.48	14.78	13.14

2005 compared with 2004

Athletic Stores sales of $5,272 million increased 5.7 percent in 2005, as compared with $4,989 million in 2004. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 5.5 percent in 2005. Comparable-store sales increased by 2.6 percent in 2005. These increases were primarily driven by sales related to the Footaction division, which was acquired in May 2004. Approximately $126 million of the increase in Footaction represented the inclusion of their operations for the full year in 2005. Champs Sports experienced a strong increase in sales during 2005, as this format benefited from higher quantities of marquee athletic footwear and private label apparel. Foot Locker Canada also experienced increased sales. Excluding the effect of foreign currency fluctuations, Foot Locker Europe’s sales were essentially flat as compared with the corresponding prior year period.

Division profit from Athletic Stores decreased by 0.2 percent to $419 million in 2005 from $420 million in 2004. Division profit, as a percentage of sales, decreased to 7.9 percent in 2005 from 8.4 percent in 2004. This decline is primarily a result of the decreased profit from the European operations as compared with the prior year. The continued weak economy, the increased competitive environment and a fashion shift from higher priced marquee footwear to lower priced low profile footwear negatively affected Europe’s operating results. In addition during 2005, Foot Locker Europe recorded significantly higher markdowns as a result of the continued promotional environment, particularly in the U.K. and France, and to clear excess inventory. Despite these factors, in 2005 Foot Locker Europe achieved a double-digit division profit margin. Management is currently implementing various merchandising and management initiatives identified during the third and fourth quarters of 2005, in order to address both the internal and external factors that negatively affected the current year results. Management will continue to monitor the progress of the European operations and will assess, if necessary, the impact of these initiatives on the projected performance of the division, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144. Management expects the trend toward lower priced low profile footwear and the competitive environment to continue during 2006. The decline noted in Europe was partially offset by the improved results at the Footaction, Champs Sports and the Canadian divisions. The increase in Footaction is primarily a result of the inclusion of their results for the full year as compared with a partial year during 2004. Champs Sports continues to be one of our most profitable divisions.

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

Division profit from Athletic Stores increased by 15.7 percent to $420 million in 2004 from $363 million in 2003. Division profit, as a percentage of sales, increased to 8.4 percent in 2004 from 8.2 percent in 2003. The increase in 2004 was primarily driven by the overall improvement in the SG&A rate as a result of better expense control. SG&A, as a percentage of sales, declined to 18.8 percent in 2004, as compared with 19.1 percent in the prior year. Operating performance improved in all of the formats that comprised the Athletic Stores segment. European operations improved as compared with the prior year, despite a more promotional environment. Additionally, Champs Sports and Lady Foot Locker improved considerably during 2004. Lady Foot Locker benefited from its modified merchandise assortment. For the year ended January 29, 2005, the Footaction format negatively affected division profit. This was primarily the result of a lower gross margin rate as compared with the Athletic Stores segment largely related to higher occupancy costs as compared with the Athletic Stores segment as a whole.

Direct-to-Customers

	2005	2004	2003
	(in millions)
Sales	$381	$366	$366
Division profit	$48	$45	$53
Sales as a percentage of consolidated total	7%	7%	8%

2005 compared with 2004

Direct-to-Customers sales increased 4.1 percent to $381 million in 2005, as compared with $366 million 2004. The growth of the Internet business continued to drive sales in 2005. Internet sales increased by 14.6 percent to $243 million from $212 million in 2004. Catalog sales decreased by 10.4 percent to $138 million in 2005 from $154 million in 2004. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet.

The Direct-to-Customers business generated division profit of $48 million in 2005, as compared with $45 million in 2004. Division profit, as a percentage of sales, increased to 12.6 percent in 2005 from 12.3 percent in 2004. The Company’s alliances with third parties, such as the USOC and ESPN continue to benefit the operations.

2004 compared with 2003

Direct-to-Customers sales were $366 million in both 2004 and 2003. The growth of the Internet business continued to drive sales in 2004. Internet sales increased by 11.0 percent to $212 million from $191 million in 2003. Catalog sales decreased by 12.0 percent to $154 million in 2004 from $175 million in 2003. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet. The Company continues to implement new initiatives to increase this business, including new marketing arrangements and strategic alliances with well-known third parties. During the fourth quarter of 2004, a new agreement was reached with ESPN whereby the Company manages the ESPN Shop — an ESPN-branded direct mail catalog and e-commerce destination where fans can purchase athletic footwear, apparel and equipment.

The Direct-to-Customers business generated division profit of $45 million in 2004, as compared with $53 million in 2003. The decrease in division profit is a result of expanded catalog circulation expenses in 2004. Division profit, as a percentage of sales, decreased to 12.3 percent from 14.5 percent; however, the Direct-to-Customer business remains more profitable than the Company’s Athletic Stores segment.

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

Management believes operating cash flows and current credit facilities will be adequate to fund its working capital requirements, scheduled pension contributions for the Company’s retirement plans, scheduled debt repayments, anticipated quarterly dividend payments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

The Company contributed an additional $68 million to its U.S. and Canadian qualified pension plans in February 2006. Planned capital expenditures for 2006 are $180 million, of which $155 million relates to new store openings and modernizations of existing stores and $25 million reflects the development of information systems and other support facilities. In addition, planned lease acquisition costs are $10 million and primarily relate to the Company’s operations in Europe. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 75 percent in 2005 and 74 percent in 2004 of its merchandise from its top five vendors, in each respective year, and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Of that amount, approximately 49 percent in 2005 and 45 percent in 2004 was purchased from one vendor — Nike, Inc. (“Nike”) — and 8 percent and 13 percent from another in 2005 and 2004, respectively.

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

Cash Flow

Operating activities from continuing operations provided cash of $354 million in 2005 as compared with $289 million in 2004. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. The net increase in operating cash flows of $65 million is primarily due to improved operating performance and changes in working capital primarily related to changes in merchandise inventories, offset by the related payables and lower pension contributions of $26 million in 2005 as compared with $106 million in 2004.

Operating activities from continuing operations provided cash of $289 million in 2004 as compared with $264 million in 2003. The net increase is primarily related to the increase in net income as compared with the prior year, offset in part by an additional $56 million in pension contributions and increased working capital usage. Merchandise inventories increased by $120 million to support the recent acquisitions, offset by an increase in accounts payable. The change in other primarily reflects a prepaid income tax that represents an overpayment of tax, which the Company applied to its 2005 payments.

Net cash used in investing activities of the Company’s continuing operations was $187 million in 2005 as compared with $424 million in 2004. During 2004, the Company paid $226 million for the purchase of 349 Footaction stores from Footstar, Inc. and paid e13 million (approximately $16 million) for the purchase of 11 stores in the Republic of Ireland. During 2005, the Company resolved the remaining Footaction lease matter and received $1 million from the escrow account. The Company’s purchase of short-term investments, net of sales, increased by $31 million in 2005 as compared with an increase of $9 million in 2004. Capital expenditures of $155 million in 2005 and $156 million in 2004 primarily related to store remodeling and new stores. Lease acquisition costs, primarily to secure and extend leases for prime locations in Europe, were $8 million and $17 million in 2005 and 2004, respectively. Proceeds from the settlement of foreign currency option contracts, net of premiums paid, was $3 million in 2005. The Company also received $3 million of insurance proceeds related to the hurricanes in 2005, representing the portion of insurance recoveries in excess of losses recorded.

Net cash used in investing activities of the Company’s continuing operations was $424 million in 2004 as compared with $265 million in 2003. During 2004, the Company paid $242 million for acquisitions of the Footaction stores and the stores in the Republic of Ireland. The Company’s purchase of short-term investments, net of sales, increased by $9 million in 2004 as compared with an increase of $106 million in 2003. Capital expenditures of $156 million in 2004 and $144 million in 2003 primarily related to store remodeling and new stores. Lease acquisition costs, primarily to secure and extend leases for prime locations in Europe, were $17 million and $15 million in 2004 and 2003, respectively.

Net cash used in financing activities of continuing operations was $105 million in 2005 as compared with net cash provided of $167 million in 2004. The Company repaid $35 million of its 5-year, $175 million term loan during 2005 and declared and paid dividends totaling $49 million in 2005 and $39 million in 2004. During 2005 and 2004, the Company received proceeds from the issuance of common and treasury stock in connection with employee stock programs of $14 million and $33 million, respectively. As part of its Board-authorized $50 million stock repurchase program, the Company purchased 1.6 million shares of its common stock during 2005 for approximately $35 million. On February 15, 2006, the

Company announced that its Board of Directors authorized a new $150 million, 3-year share repurchase program. Under the share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock, from time to time, depending on market conditions, availability of other investment opportunities and other factors.

Net cash provided by financing activities of continuing operations was $167 million in 2004 as compared with net cash used of $13 million in 2003. The Company elected to finance a portion of the purchase price of the Footaction stores, and on May 19, 2004 obtained a 5-year, $175 million term loan from the bank group participating in its existing revolving credit facility. Concurrent with obtaining the term loan, the Company amended and extended the revolving credit facility to expire in 2009. Financing fees paid for both the term loan and the revolving credit facility amounted to $2 million. During 2003, the Company repurchased $19 million of its 8.50 percent debentures that are due in 2022. The Company declared and paid dividends totaling $39 million in 2004 and $21 million in 2003. During 2004 and 2003, the Company received proceeds from the issuance of common and treasury stock in connection with employee stock programs of $33 million and $27 million, respectively.

Capital Structure

During 2004, the Company obtained a 5-year, $175 million term loan to finance a portion of the purchase price of the Footaction stores. Concurrent with the financing of a portion of the Footaction acquisition, the Company amended its revolving credit agreement, thereby, extending the maturity date to May 2009 from July 2006. The agreement includes various restrictive financial covenants with which the Company was in compliance on January 28, 2006. During 2005, the Company prepaid the first and second principal payments totaling $35 million, which would have been due in May 2005 and May 2006. In February 2006, the Company repaid an additional $50 million of the term loan, thereby reducing the loan to $90 million.

In 2004, the Company redeemed its entire $150 million outstanding 5.50 percent convertible subordinated notes. All of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued. The Company reclassified the remaining $3 million of unamortized deferred costs related to the original issuance of the convertible debt to equity as a result of the conversion.

Credit Rating

The Company’s corporate credit rating from Standard & Poor’s is BB+ and Ba1 from Moody’s Investors Service.

Debt Capitalization and Equity

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments. These commitments are the primary financing vehicle used to fund store expansion. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases;

	2005	2004
	(in millions)
Cash, cash equivalents and short-term investments, net of debt and capital lease obligations	$261	$127
Present value of operating leases	1,934	1,989
Total net debt	1,673	1,862
Shareholders’ equity	2,027	1,830
Total capitalization	$3,700	$3,692

Net debt capitalization percent	45.2%	50.4%
Net debt capitalization percent without operating leases	—%	—%

Excluding the present value of operating leases, the Company’s cash, cash equivalents and short-term investments, net of debt and capital lease obligations, increased to $261 million at January 28, 2006 from $127 million at January 29, 2005. The Company reduced debt and capital lease obligations by $39 million, while increasing cash, cash equivalents and short-term investments by $95 million. Additionally, the present value of the operating leases decreased by $55 million representing the net change of lease renewals, the effect of foreign currency fluctuations primarily related to the euro and the result of the closure of 25 stores due to the hurricanes. Including the present value of operating leases, the Company’s net debt capitalization percent improved 520 basis points in 2005. The increase in shareholders’ equity relates to net income of $264 million in 2005, $27 million related to employee stock plans, and a decrease of $25 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar. The Company declared and paid dividends totaling $49 million during 2005. The Company repurchased approximately 1.6 million shares for $35 million during the year. During 2005, the Company reduced its minimum liability for the Company’s pension plans by $15 million, primarily as a result of the plans’ asset performance. The Company contributed $19 million and $7 million to the Company’s U.S. and Canadian qualified pension plans, respectively in 2005.

Excluding the present value of operating leases, the Company’s cash, cash equivalents and short-term investments, net of debt and capital lease obligations, increased to $127 million at January 29, 2005 from $113 million at January 31, 2004. The Company increased debt and capital lease obligations by $25 million while increasing cash, cash equivalents and short-term investments by $44 million. This improvement was offset by an increase of $306 million in the present value of operating leases primarily related to the Footaction acquisition and additional lease renewals entered into during 2004. Including the present value of operating leases, the Company’s net debt capitalization percent improved 2.9 percentage points in 2004. Total capitalization increased by $742 million in 2004, which was primarily attributable to an increase in shareholders’ equity. The increase in shareholders’ equity relates to net income of $293 million in 2004, an increase of $147 million resulting from the conversion of $150 million subordinated notes to equity, net of unamortized deferred issuance costs, $49 million related to employee stock plans, and an increase of $19 million in the foreign exchange currency translation adjustment, primarily related to the strength of the euro. The Company declared and paid dividends totaling $39 million during 2004. The Company also recorded an increase of $14 million to the minimum liability for the Company’s pension plans during 2004. This increase was primarily a result of the 40 basis point decrease in the discount rate used to calculate present value of the obligations as of January 29, 2005, offset, in part, by an increase in the plans’ asset performance. The Company contributed $44 million and $6 million to the Company’s U.S. and Canadian qualified pension plans, respectively, in February 2004 and an additional $56 million to the Company’s U.S. qualified pension plan in September 2004, in advance of ERISA requirements.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of January 28, 2006:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Long-term debt (1)	$311	$—	$52	$88	$171
Operating leases	2,600	454	782	561	803
Capital lease obligations	15	1	14	—	—
Other long-term liabilities (2)	—	—	—	—	—
Total contractual cash obligations	$2,926	$455	$848	$649	$974

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, excluding interest. Additional information is included in the “Long-Term Debt and Obligations under Capital Leases” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)	The Company’s other liabilities in the Consolidated Balance Sheet as of January 28, 2006 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information on the balance sheet caption is included in the “Other Liabilities” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Line of credit	$186	$—	$—	$186	$—
Stand-by letters of credit	14	—	—	14	—
Purchase commitments (3)	1,733	1,726	6	1	—
Other (4)	60	28	23	9	—
Total commercial commitments	$1,993	$1,754	$29	$210	$—

(3)	Represents open purchase orders, as well as minimum required purchases under merchandise contractual agreements, at January 28, 2006. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.

(4)	Represents payments required by non-merchandise purchase agreements and minimum royalty requirements. Effective March 31, 2006, the Company terminated its agreement with the NFL.

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

Merchandise Inventories

Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. The retail inventory method (“RIM”) is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The RIM is a system of averages that requires management’s estimates and assumptions regarding markups, markdowns and shrink, among others, and as such, could result in distortions of inventory amounts. Significant judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. The failure to take permanent markdowns on a timely basis may result in an overstatement of cost under the retail inventory method. The decision to take permanent markdowns includes many factors, including the current environment, inventory levels and the age of the item. Management believes this method and its related assumptions, which have been consistently applied, to be reasonable.

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 10 basis points to the 2005 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that they reimburse specific, incremental and identifiable costs incurred to date, are recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 27 percent of total advertising costs in 2005 and approximately 9 percent of catalog costs in 2005.

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

The Company is required to perform an impairment review of its goodwill, at least annually. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The fair value of each of the Company’s reporting units exceeded its carrying value as of the beginning of the year. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The latter requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold.

Pension and Postretirement Liabilities

The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age and mortality among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2005, as disclosed in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable. The expected long-term rate of return on invested plan assets is a component of pension expense and the rate is based on the plans’ weighted-average target asset allocation of 64 percent equity securities and 36 percent fixed income investments, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments based on the timing of settlements and to reduce future contributions by the Company. The Company’s common stock represented approximately 2 percent of the total pension plans’ assets at January 28, 2006. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2005 pension expense by approximately $3 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and amortized into the plans’ performance over time. An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s benefit obligations as of January 28, 2006 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of January 28, 2006 of the pension plan by approximately $30 million and the effect on the postretirement plan would not be significant. Such a decrease would not have significantly changed 2005 pension expense or postretirement income. There is limited risk to the Company for increases in healthcare costs related to the postretirement plan as new retirees have assumed the full expected costs and existing retirees have assumed all increases in such costs since the beginning of 2001. The additional minimum liability included in shareholders’ equity at January 28, 2006 for the pension plans represented the amount by which the accumulated benefit obligation exceeded the fair market value of the plan assets. During 2005, the Company contributed $19 million to the U.S. qualified pension plan and in February 2006 contributed an additional $51 million, these contributions were in advance of ERISA requirements. Also during 2005, the Company contributed $7 million to the Canadian qualified pension plan and in February 2006 contributed an additional $17 million.

The Company expects to record postretirement income of approximately $11 million and pension expense of approximately $1 million in 2006. Pension expense in 2006 reflects the Company’s February 2006 contributions. These contributions have reduced 2006 estimated pension expense by approximately $6 million.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2005 would have resulted in a $4 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2006 effective tax rate to be approximately 37.5 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United Stated as compared with international operations.

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

As a result of achieving divestiture accounting in the fourth quarter of 2002, the Northern Group note was recorded at its fair value. The Company is required to review the collectibility of the note based upon various criteria such as the credit-worthiness of the issuer or a delay in payment of the principal or interest. Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year. At January 28, 2006, CAD$15.5 million remains outstanding on the note, the fair value of which is US$10 million.

The remaining discontinued reserve balances at January 28, 2006 totaled $22 million of which $8 million is expected to be utilized within the next twelve months. The remaining repositioning and restructuring reserves totaled $4 million at January 28, 2006, whereby $1 million is expected to be utilized within the next twelve months.

Disclosure Regarding Forward-Looking Statements

This report, including the Shareholders’ Letter, contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business plans effectively with regard to each of its business units, risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

MATTHEW D. SERRA, Chairman of the Board, President and Chief Executive Officer	ROBERT W. MCHUGH Senior Vice President and Chief Financial Officer

March 27, 2006

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2006.

The Company’s independent registered public accounting firm has issued their attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

MATTHEW D. SERRA, Chairman of the Board, President and Chief Executive Officer	ROBERT W. MCHUGH, Senior Vice President and Chief Financial Officer

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foot Locker, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foot Locker, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Foot Locker, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated March 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 27, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

	2005	2004	2003
	(in millions, except per share amounts)

Sales	$5,653	$5,355	$4,779
Costs and expenses
Cost of sales	3,944	3,722	3,297
Selling, general and administrative expenses	1,129	1,088	987
Depreciation and amortization	171	154	152
Restructuring charges	—	2	1
Interest expense, net	10	15	18
	5,254	4,981	4,455
Other income	(6)	—	—
	5,248	4,981	4,455
Income from continuing operations before income taxes	405	374	324
Income tax expense	142	119	115
Income from continuing operations	263	255	209

Income (loss) on disposal of discontinued operations, net of income tax benefit of $3, $37, and $4, respectively	1	38	(1)
Cumulative effect of accounting change, net of income tax benefit of $ —	—	—	(1)
Net income	$264	$293	$207

Basic earnings per share:
Income from continuing operations	$1.70	$1.69	$1.47
Income (loss) from discontinued operations	0.01	0.25	(0.01)
Cumulative effect of accounting change	—	—	—
Net income	$1.71	$1.94	$1.46
Diluted earnings per share:
Income from continuing operations	$1.67	$1.64	$1.40
Income (loss) from discontinued operations	0.01	0.24	(0.01)
Cumulative effect of accounting change	—	—	—
Net income	$1.68	$1.88	$1.39

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2005	2004	2003
	(in millions)
Net income	$264	$293	$207
Other comprehensive income, net of tax

Foreign currency translation adjustment:
Translation adjustment arising during the period	(25)	19	31

Cash flow hedges:
Change in fair value of derivatives, net of income tax	2	(1)	—
Reclassification adjustments, net of income tax	(1)	1	(1)
Net change in cash flow hedges	1	—	(1)

Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense (benefit) of $10, $(9) and $10 million, respectively	15	(14)	16

Comprehensive income	$255	$298	$253

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2005	2004
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$289	$225
Short-term investments	298	267
Total cash, cash equivalents and short-term investments	587	492
Merchandise inventories	1,254	1,151
Other current assets	173	189
	2,014	1,832
Property and equipment, net	675	715
Deferred taxes	147	180
Goodwill	263	271
Intangible assets, net	117	135
Other assets	96	104
	$3,312	$3,237
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$361	$381
Accrued and other liabilities	305	285
Current portion of long-term debt and obligations under capital leases	51	18
	717	684

Long-term debt and obligations under capital leases	275	347
Other liabilities	293	376
Total liabilities	1,285	1,407

Shareholders’ equity	2,027	1,830
	$3,312	$3,237

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	156,155	$608	144,009	$411	141,180	$378
Restricted stock issued under stock option and award plans	225	—	400	—	845	—
Forfeitures of restricted stock	—	2	—	2	—	1
Amortization of stock issued under restricted stock option plans	—	6	—	8	—	4
Conversion of convertible debt	—	—	9,490	150	—	—
Reclassification of convertible debt issuance costs	—	—	—	(3)	—	—
Issued under director and employee stock plans, net of tax	900	19	2,256	40	1,984	28
Issued at end of year	157,280	635	156,155	608	144,009	411
Common stock in treasury at beginning of year	(64)	(2)	(57)	(1)	(105)	(1)
Reissued under employee stock plans	90	2	260	5	152	1
Restricted stock issued under stock option and award plans	—	—	—	—	—	—
Forfeitures/cancellations of restricted stock	(135)	(2)	(100)	(2)	(80)	(1)
Shares of common stock used to satisfy tax withholding obligations	(49)	(1)	(137)	(3)	—	—
Stock repurchases	(1,590)	(35)	—	—	—	—
Exchange of options	(28)	—	(30)	(1)	(24)	—
Common stock in treasury at end of year	(1,776)	(38)	(64)	(2)	(57)	(1)
	155,504	597	156,091	606	143,952	410
Retained Earnings
Balance at beginning of year		1,386		1,132		946
Net income		264		293		207
Cash dividends declared on common stock $0.32, $0.26 and $0.15 per share, respectively		(49)		(39)		(21)
Balance at end of year		1,601		1,386		1,132
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		35		16		(15)
Translation adjustment arising during the period		(25)		19		31
Balance at end of year		10		35		16
Cash Flow Hedges
Balance at beginning of year		(1)		(1)		—
Change during year, net of tax		1		—		(1)
Balance at end of year		—		(1)		(1)
Minimum Pension Liability Adjustment
Balance at beginning of year		(196)		(182)		(198)
Change during year, net of tax		15		(14)		16
Balance at end of year		(181)		(196)		(182)
Total Accumulated Other Comprehensive Loss		(171)		(162)		(167)
Total Shareholders’ Equity		$2,027		$1,830		$1,375

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
	(in millions)
From Operating Activities
Net income	$264	$293	$207
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Income) loss on disposal of discontinued operations, net of tax	(1)	(38)	1
Restructuring charges	—	2	1
Cumulative effect of accounting change, net of tax	—	—	1
Depreciation and amortization	171	154	152
Restricted stock compensation expense	6	8	4
Tax benefit on stock compensation	3	10	2
Deferred income taxes	24	50	(5)
Change in assets and liabilities:
Merchandise inventories	(111)	(183)	(63)
Accounts payable and other accruals	14	157	(17)
Repositioning and restructuring reserves	—	(1)	(1)
Pension contributions	(26)	(106)	(50)
Income taxes	(8)	—	9
Other, net	18	(57)	23
Net cash provided by operating activities of continuing operations	354	289	264
From Investing Activities
Acquisitions	1	(242)	—
Gain from insurance recoveries	3	—	—
Purchases of short-term investments	(2,798)	(2,884)	(1,546)
Sales of short-term investments	2,767	2,875	1,440
Lease acquisition costs	(8)	(17)	(15)
Capital expenditures	(155)	(156)	(144)
Premiums paid on foreign currency option contracts	(3)	—	—
Proceeds from foreign currency option contracts	6	—	—
Net cash used in investing activities of continuing operations	(187)	(424)	(265)
From Financing Activities
Debt issuance costs	—	(2)	—
(Reduction) increase in long-term debt	(35)	175	(19)
Dividends paid on common stock	(49)	(39)	(21)
Issuance of common stock	12	28	26
Treasury stock reissued under employee stock plans	2	5	1
Purchase of treasury shares	(35)	—	—
Net cash (used in) provided by financing activities of continuing operations	(105)	167	(13)
Net Cash Provided by operating activities of Discontinued Operations (revised — note 1)	—	1	7
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	2	2	(8)

Net Change in Cash and Cash Equivalents	64	35	(15)
Cash and Cash Equivalents at Beginning of Year	225	190	205
Cash and Cash Equivalents at End of Year	$289	$225	$190
Cash Paid During the Year:
Interest	$20	$23	$25
Income taxes	$93	$121	$77
Non-cash Financing Activities:
Common stock issued upon conversion of convertible debt	$—	$150	$—
Debt issuance costs reclassified to equity upon conversion of convertible debt	$—	$3	$—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

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

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2005, 2004 and 2003 represented the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Revenue from retail stores is recognized at the point of sale when the product is delivered to customers. Revenue from Internet and catalog sales is recognized when the product is shipped to customers. Sales include shipping and handling fees for all periods presented. Retail sales include merchandise, net of returns and exclude all taxes. The Company recognizes revenue, including gift card sales and layaway sales, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from gift card sales is recorded when the gift cards are redeemed. Unredeemed gift cards are recorded as a current liability. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

Statement of Cash Flows

The Company has selected to present the operations of the discontinued business as one line in the Consolidated Statements of Cash Flows. For all the periods presented this caption includes only operating activities.

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

Advertising Costs and Sales Promotion

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising reimbursements earned for the launch and promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated expense is incurred. In accordance with EITF 02-16, “Accounting by a Reseller for Cash Consideration from a Vendor,” the Company accounts for reimbursements received in excess of expenses incurred related to specific, incremental advertising, as a reduction to the cost of merchandise and is reflected in cost of sales as the merchandise is sold.

Advertising costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative advertising, were as follows:

	2005	2004	2003
	(in millions)
Advertising expenses	$99.0	$102.5	$97.5
Cooperative advertising reimbursements	(21.2)	(24.8)	(23.4)
Net advertising expense	$77.8	$77.7	$74.1

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period to each catalog, generally 90 days. Cooperative reimbursements earned for the promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3.0 million and $3.5 million at January 28, 2006 and January 29, 2005, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative reimbursements, were as follows:

	2005	2004	2003
	(in millions)
Catalog costs	$48.2	$50.3	$42.4
Cooperative reimbursements	(3.0)	(2.9)	(3.5)
Net catalog expense	$45.2	$47.4	$38.9

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

	2005	2004	2003
	(in millions)
Income from continuing operations	$263	$255	$209
Effect of Dilution:
Convertible debt	—	2	5
Income from continuing operations assuming dilution	$263	$257	$214

Weighted-average common shares outstanding	155.1	150.9	141.6
Effect of Dilution:
Stock options and awards	2.5	3.0	1.8
Convertible debt	—	3.2	9.5
Weighted-average common shares outstanding assuming dilution	157.6	157.1	152.9

Options to purchase 2.2 million, 1.5 million and 3.6 million shares of common stock as of January 28, 2006, January 29, 2005, and January 31, 2004 respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No.107 to provide supplemental guidance in adopting SFAS No.123 (R), “Share-Based Payment” (“SFAS No. 123(R)”). The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123 (R). We are evaluating this guidance in conjunction with the adoption of SFAS No. 123 (R) and do not expect that the bulletin will have a material effect on the results of operations or financial position.

On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS No. 123(R). The Company will adopt SFAS No. 123(R) effective January 29, 2006 using the modified prospective method, whereby compensation expense is recognized for all awards granted subsequent to the effective date of this statement, as well as for the unvested portion of awards outstanding as of the effective date. The Company is currently evaluating the impact SFAS No. 123(R), however, based upon preliminary analysis an additional $6–$8 million, or $0.03–$0.05 per diluted share, of compensation expense will be recorded during the fiscal year ending February 3, 2007 as a result of this new accounting standard. This estimate is based upon many factors such as the market value and the amount of share-based payments granted in future periods.

On October 18, 2005, the FASB issued FSP No. SFAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense:

	2005	2004	2003
	(in millions, except per share amounts)
Net income:
As reported	$264	$293	$207
Compensation expense included in reported net income, net of income tax benefit	4	5	2
Total compensation expense under fair value method for all awards, net of income tax benefit	(9)	(13)	(7)
Pro forma	$259	$285	$202
Basic earnings per share:
As reported	$1.71	$1.94	$1.46
Pro forma	$1.67	$1.89	$1.43
Diluted earnings per share:
As reported	$1.68	$1.88	$1.39
Pro forma	$1.64	$1.83	$1.36

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less including commercial paper and money market funds to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit cards are included as cash equivalents as they are generally collected within three business days. Cash equivalents at January 28, 2006, and January 29, 2005 were $237 million and $166 million, respectively.

Short-Term Investments

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 28, 2006, all of the Company’s investments were classified as available for sale, and accordingly are reported at fair value. Short-term investments comprise auction rate securities. Auction rate securities are perpetual preferred or long-dated securities whose dividend/coupon resets periodically through a Dutch auction process. A Dutch auction is a competitive bidding process designed to determine a rate for the next term, such that all sellers sell at par and all buyers buy at par. Accordingly, there were no realized or unrealized gains or losses for any of the periods presented.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $39 million at January 28, 2006 and $50 million at January 29, 2005.

Recoverability of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit evaluated as of the beginning of each year, determined using a combination of market and discounted cash flow approaches, exceeded the carrying value of each respective reporting unit. Separable intangible assets that are deemed to have finite lives will continue to be amortized over their estimated useful lives. Intangible assets with finite lives primarily reflect lease acquisition costs and are amortized over the lease term.

Derivative Financial Instruments

All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings, other comprehensive gain or loss or as a basis adjustment to the underlying hedged item, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility. The changes in the fair value of the Company’s hedges of net investments in various foreign subsidiaries is computed using the spot method.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, short-term investments and other current receivables and payables approximates fair value due to the short-term nature of these assets and liabilities. Quoted market prices of the same or similar instruments are used to determine fair value of long-term debt and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term investments and notes receivable if quoted market prices on these instruments are unavailable.

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

A taxing authority may challenge positions that the Company adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax position for such transactions and records reserves for those differences when considered necessary.

Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Pension and Postretirement Obligations

The discount rate selected to measure the present value of the Company’s benefit obligations as of January 28, 2006 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $16 million at January 28, 2006 and $14 million at January 29, 2005. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was $1 million in each of 2005, 2004 and 2003.

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

Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact that the adoption of this Statement will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and provides for simplified accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and by eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that the effect of the adoption of this Statement will have a material effect on its financial position and results of operations.

2	Goodwill

The carrying value of goodwill related to the Athletic Stores segment was $183 million at January 28, 2006 and $191 million at January 29, 2005. The carrying value of goodwill related to the Direct-to-Customers segment was $80 million at January 28, 2006 and January 29, 2005.

The goodwill activity during the fiscal year ended January 28, 2006 represents adjustments of $5 million reducing goodwill relating to the Footaction acquisition as a result of the Company’s decision to continue operating a store that the Company had originally intended to close at the acquisition date. Additionally, the Company resolved the remaining Footaction lease related matter and received $1 million return from the escrow account, thereby reducing goodwill. The effect of foreign exchange fluctuations for the fiscal year ended January 28, 2006 reduced goodwill by $2 million, resulting from the decline in the value of the euro in relation to the U.S. dollar.

3	Intangible Assets, net

	2005	2004
	(in millions)
Intangible assets not subject to amortization	$4	$4
Intangible assets subject to amortization (net of accumulated amortization of $84 and $70, respectively)	113	131
	$117	$135

Intangible assets not subject to amortization at January 28, 2006, includes $3 million related to the trademark of the 11 stores acquired in the Republic of Ireland. The minimum pension liability required at January 28, 2006 and January 29, 2005, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at both January 28, 2006 and January 29, 2005.

The changes in the carrying amount of intangibles subject to amortization for the year ended January 28, 2006 are as follows:

	2004	Additions	Amortization / Other (1)	2005	Wtd. Avg. Useful Life in Years
	(in millions)
Finite life intangible assets
Lease acquisition costs	$102	$8	$(22)	$88	11.9
Trademark	20	—	(1)	19	20.0
Loyalty program	1	—	(1)	—	2.0
Favorable leases	8	—	(2)	6	3.8
Total	$131	$8	$(26)	$113	12.3

(1)	Includes effect of foreign currency translation of $8 million primarily related to the decline in the value of the euro in relation to the U.S. dollar.

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

Amortization expense for the intangibles subject to amortization was approximately $18 million, $17 million and $11 million for 2005, 2004 and 2003, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $19 million for 2006, $18 million for 2007, $16 million for 2008, $13 million for 2009 and $12 million for 2010.

4	Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 28, 2006, the Company has two reportable segments, Athletic Stores, which sells athletic footwear and apparel through its various retail stores, and Direct-to-Customers, which includes the Company’s catalogs and Internet business.

The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	2005	2004	2003
	(in millions)
Athletic Stores	$5,272	$4,989	$4,413
Direct-to-Customers	381	366	366
Total sales	$5,653	$5,355	$4,779

Operating Results

	2005	2004	2003
	(in millions)
Athletic Stores	$419	$420	$363
Direct-to-Customers	48	45	53
	467	465	416
All Other (1)	—	2	1
Division profit	467	463	415
Corporate expense (2)	58	74	73
Operating profit	409	389	342
Other income (3)	(6)	—	—
Interest expense, net	10	15	18
Income from continuing operations before income taxes	$405	$374	$324

(1)	2004 and 2003 include restructuring charges of $2 million and $1 million, respectively.

(2)	2004 includes integration costs of $5 million related to the acquisitions of Footaction and the 11 stores in the Republic of Ireland.

(3)	2005 includes a $3 million gain from insurance recoveries associated with Hurricane Katrina. Additionally, $3 million represents a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro dominated earnings.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in millions)
Athletic Stores	$141	$126	$123	$137	$139	$126	$2,322	$2,335	$1,739
Direct-to-Customers	6	5	4	6	8	6	196	190	183
	147	131	127	143	147	132	2,518	2,525	1,922
Corporate	24	23	25	12	9	12	794	711	789
Discontinued operations								1	2
Total Company	$171	$154	$152	$155	$156	$144	$3,312	$3,237	$2,713

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy and France represents approximately 39, 40 and 38 percent of the International category’s sales for the three year period ended January 28, 2006. No other individual country included in the International category is significant.

Sales

	2005	2004	2003
	(in millions)
United States	$4,257	$3,982	$3,597
International	1,396	1,373	1,182
Total sales	$5,653	$5,355	$4,779

Long-Lived Assets

	2005	2004	2003
	(in millions)
United States	$523	$547	$525
International	152	168	143
Total long-lived assets	$675	$715	$668

5    Hurricanes

Hurricanes Katrina, Rita and Wilma adversely affected the Company’s third quarter and fourth quarter operations and resulted in the closure of approximately 400 of the Company’s retail stores for varying periods of time. As of January 28, 2006, 25 of these stores remain closed. The Company expects to re-open up to 7 of the remaining stores in the early part of 2006 and continues to examine additional potential re-openings with the respective landlords and government agencies.

The hurricanes caused approximately $15 million in property and inventory losses and other costs. The Company recorded a loss of $3 million in the third quarter of 2005 as a component of selling, general and administrative expenses in the Consolidated Statements of Operations which included probable insurance recoveries of $12 million. The Company received $5 million from its insurance carriers in the third quarter of 2005.

In the fourth quarter of 2005, the Company received an additional $10 million from its insurance carriers. As a result the Company recorded a gain of $3 million in the fourth quarter of 2005, which was recorded as a component of other income in the Consolidated Statements of Operations. Additionally, the Company revised its original estimates of inventory losses considering proceeds received from liquidators, resulting in a reversal of $3 million recorded in selling, general and administrative expenses.

6	Short-Term Investments

The Company’s auction rate security investments are accounted for as available-for-sale securities. The fair value of all investments approximate their carrying cost as the investments are generally not held for more than 49 days and they are traded at par value. The following represents the composition of the Company’s auction rate securities by underlying investment.

	2005	2004
	(in millions)
Tax exempt municipal bonds	$41	$50
Taxable bonds	—	40
Equity securities	257	177
	$298	$267

Contractual maturities of the bonds outstanding at January 28, 2006 range from 2018 to 2042.

7    Merchandise Inventories

	2005	2004
	(in millions)
LIFO inventories	$939	$856
FIFO inventories	315	295
Total merchandise inventories	$1,254	$1,151

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

8	Other Current Assets

	2005	2004
	(in millions)
Net receivables	$49	$47
Prepaid expenses and other current assets	46	47
Prepaid income taxes	49	40
Deferred taxes	28	53
Current portion of Northern Group note receivable	1	1
Assets of discontinued operations	—	1
	$173	$189

9	Property and Equipment, net

	2005	2004
	(in millions)
Land	$3	$3
Buildings:
Owned	31	31
Furniture, fixtures and equipment:
Owned	1,087	1,072
Leased	15	14
	1,136	1,120
Less: accumulated depreciation	(800)	(755)
	336	365
Alterations to leased and owned buildings, net of accumulated amortization	339	350
	$675	$715

10	Other Assets

	2005	2004
	(in millions)
Deferred tax costs	$24	$25
Investments and notes receivable	22	22
Northern Group note receivable, net of current portion	9	8
Fair value of derivative contracts	1	2
Other	40	47
	$96	$104

11	Accrued Liabilities

	2005	2004
	(in millions)
Pension and postretirement benefits	$72	$30
Incentive bonuses	20	34
Other payroll and payroll related costs, excluding taxes	52	51
Taxes other than income taxes	43	45
Property and equipment	16	22
Gift cards and certificates	25	22
Income taxes payable	3	9
Fair value of derivative contracts	1	3
Current deferred tax liabilities	3	1
Sales return reserve	4	3
Liabilities of discontinued operations	2	2
Current portion of repositioning and restructuring reserves	1	1
Current portion of reserve for discontinued operations	8	7
Other operating costs	55	55
	$305	$285

12	Revolving Credit Facility

At January 28, 2006, the Company had unused domestic lines of credit of $186 million, pursuant to a $200 million unsecured revolving credit agreement. $14 million of the line of credit was committed to support standby letters of credit. These letters of credit are primarily used for insurance programs.

In May 2004, shortly after the Footaction acquisition, the Company amended its revolving credit agreement, thereby extending the maturity date to May 2009 from July 2006. The agreement includes various restrictive financial covenants with which the Company was in compliance on January 28, 2006. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 28, 2006 approximates $2.7 million. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 0.875 percent to LIBOR plus 1.625 percent. The quarterly facility fees paid on the unused portion during 2005, which are also based on the Company’s fixed charge coverage ratio, ranged from 0.175 percent to 0.25 percent. Quarterly facility fees paid in 2004 ranged from 0.175 percent to 0.25 percent. There were no short-term borrowings during 2005 or 2004.

Interest expense, including facility fees, related to the revolving credit facility was $2 million in both 2005 and 2004 and $3 million in 2003.

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

In 2003, the Company purchased and retired $19 million of the $200 million debentures, bringing the total amount retired to date to $27 million.

In May 2004, the Company obtained a 5-year, $175 million amortizing term loan from the bank group participating in its existing revolving credit facility to finance a portion of the purchase price of the Footaction stores. The interest rate on the LIBOR-based, floating-rate loan was 5.568 percent on January 28, 2006 and was 3.875 percent on January 29, 2005. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in 2005 and 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. Closing and upfront fees totaling approximately $1 million were paid for the term loan and these fees are being amortized using the interest rate method as determined by the principal repayment schedule. During 2005, the Company repaid $35 million of its 5-year term loan. This payment was in advance of the originally scheduled payment dates of May 19, 2005 and May 19, 2006 as permitted by the agreement. In February of 2006, the Company repaid an additional $50 million of its 5-year term loan. This payment was in advance of the originally scheduled payment dates of May 19, 2007 and May 19, 2008.

Following is a summary of long-term debt and obligations under capital leases:

	2005	2004
	(in millions)
8.50% debentures payable 2022	$171	$176
$175 million term loan	140	175
Total long-term debt	311	351
Obligations under capital leases	15	14
	326	365
Less: Current portion	51	18
	$275	$347

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt		Capital Leases	Total
	(in millions)
2006	$50	(1)	$1	$51
2007	—		14	14
2008	2		—	2
2009	88		—	88
2010	—		—	—
Thereafter	171		—	171
	311		15	326
Less: Current portion	50		1	51
	$261		$14	$275

(1)	Represents the Company’s $50 million principal payment on its 5-year term loan that was made in February 2006 and was in advance of the originally scheduled payment dates of May 19, 2007 and May 19, 2008.

The Company has various interest rate swap agreements, which convert $100 million of the 8.50 percent debentures from a fixed interest rate to a variable interest rate. The effect of these swaps resulted in a combined reduction in interest expense of $1 million in 2005, $3 million in 2004, and $4 million in 2003.

The net fair value of the interest rate swaps at January 28, 2006 was a liability $1 million, of which $1 million was included in other assets and $2 million was included in other liabilities. The carrying value of the 8.50 percent debentures was decreased by $1 million for these swaps, which are collectively classified as a fair value hedge. At January 29, 2005, the net fair value of the interest rate swaps was $2 million, and was included in other assets.

Interest expense related to long-term debt and capital lease obligations, including the impact of the interest rate swaps and the amortization of the associated debt issuance costs, and was $20 million in 2005, $19 million in 2004 and $22 million in 2003.

14	Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Rent expense includes real estate taxes, insurance, maintenance, and other costs as required by some of the Company’s leases. The present value of operating leases is discounted using various interest rates ranging from 4 percent to 13 percent.

Rent expense consists of the following:

	2005	2004	2003
	(in millions)
Rent	$630	$605	$532
Contingent rent based on sales	13	11	11
Sublease income	(1)	(1)	(1)
Total rent expense	$642	$615	$542

Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2006	$454
2007	420
2008	362
2009	299
2010	262
Thereafter	803
Total operating lease commitments	$2,600
Present value of operating lease commitments	$1,934

15	Other Liabilities

	2005	2004
	(in millions)
Pension benefits	$42	$130
Postretirement benefits	84	95
Straight-line rent liability	83	77
Income taxes	35	29
Workers’ compensation / general liability reserves	12	11
Reserve for discontinued operations	14	11
Repositioning and restructuring reserves	3	3
Fair value of derivatives	2	—
Unfavorable leases	3	3
Other	15	17
	$293	$376

16	Discontinued Operations

On January 23, 2001, the Company announced that it was exiting its 694-store Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million (approximately US$38 million), which was paid in the form of a note (the “Note”). Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. The net amount of the assets and liabilities of the former operations was written down to the estimated fair value of the Note. The transaction was accounted for pursuant to SEC Staff Accounting Bulletin Topic 5:E, “Accounting for Divestiture of a Subsidiary or Other Business Operation,” as a “transfer of assets and liabilities under contractual arrangement” as no cash proceeds were received and the consideration comprised the Note, the repayment of which was dependent on the future successful operations of the business.

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

Future adjustments, if any, to the carrying value of the Note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest income will also be recorded within continuing operations. The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the Note may not be recoverable. Such circumstances would include deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the Note. The purchaser has made all payments required under the terms of the Note, however the business had sustained unexpected operating losses in prior years. During the current year, the operations have improved. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year.

At January 28, 2006 and January 29, 2005, US$1million is classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Consolidated Balance Sheets. All scheduled principal and interest payments have been received and in accordance with the terms of the Note.

As indicated above, as the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of January 28, 2006, the Company estimates that its gross contingent lease liability is CAD$19 million (approximately US$16 million). The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

During 2003, a charge in the amount of $1 million before-tax was recorded related to the Northern Group discontinuance to cover additional liabilities related to the exiting of the former leased corporate office in excess of the previous estimate. Subsequently in 2003, the Company made a CAD$10 million payment (approximately US$7 million) to the landlord, which released the Company from all future liability related to the lease.

In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. During 2005, the Company recorded a charge of $2 million to revise estimates on its lease liability for one store in the International General Merchandise segment. During 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

In 1997, the Company exited its Domestic General Merchandise segment. In 2002, the successor-assignee of the leases of a former business included in the Domestic General Merchandise segment filed a petition in bankruptcy, and rejected in the bankruptcy proceeding certain leases it originally acquired from a subsidiary of the Company. During 2003, the Company recorded charges totaling $4 million related to claims with regard to certain of these leases, as well as others that have been settled. At January 28, 2006, one of these actions remains unresolved, the court has granted the Company’s motion for summary judgment. The landlord is currently appealing the matter.

The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below. The remaining reserve balances as of January 28, 2006 primarily represent lease obligations; $8 million is expected to be utilized within twelve months and the remaining $14 million thereafter.

	2002	2003			2004			2005
	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance	Charge/ (Income)	Net Usage*	Balance
	(in millions)
Northern Group	$7	$1	$(6)	$2	$—	$1	$3	$—	$2	$5
International General Merchandise	7	—	(2)	5	—	—	5	2	1	8
Specialty Footwear	3	—	(1)	2	(1)	1	2	—	(1)	1
Domestic General Merchandise	10	4	(4)	10	—	(2)	8	—	—	8
Total	$27	$5	$(13)	$19	$(1)	$—	$18	$2	$2	$22

*	Net usage includes effect of foreign exchange translation adjustments.

17	Repositioning and Restructuring Reserves

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

In connection with the sale of SFMB, the Company remained as an assignor or guarantor of leases of SFMB related to a distribution center and five store locations. In May 2003, SFMB filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During July and August 2003, SFMB rejected four of the store leases and the distribution center lease and assumed one of the store leases in the bankruptcy proceedings. During the second quarters of 2003 and 2004, the Company recorded charges of $1 million and $2 million, respectively, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010, while the store leases expired on January 31, 2004. As of January 28, 2006, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $3 million, offset in part by the estimated sublease income of $2 million. The Company entered into a sublease on November 15, 2004 for a significant portion of the distribution center that will expire concurrent with the Company’s lease term. In addition, the Company is considering additional sublease offers for the remaining square footage. Accordingly, at January 28, 2006 the reserve balance is $1 million.

1993 Repositioning and 1991 Restructuring

The Company recorded charges in 1993 and in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. As of January 28, 2006 the reserve balance is $3 million.

Total Repositioning and Restructuring Reserves

The components of the pre-tax losses (gains) on restructuring charges and disposition activity related to the reserves are presented below:

	2002	2003			2004			2005
	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance	Charge/ (Income)	Net Usage	Balance
	(in millions)
Real estate	$2	$1	$(1)	$2	$2	$(1)	$3	$—	$—	$3
Other disposition costs	1	—	—	1	—	—	1	—	—	1
Total	$3	$1	$(1)	$3	$2	$(1)	$4	$—	$—	$4

At January 28, 2006, $1 million of the total restructuring reserves is expected to be utilized within the next twelve months and the remaining $3 million thereafter.

18	Income Taxes

Following are the domestic and international components of pre-tax income from continuing operations:

	2005	2004	2003
	(in millions)
Domestic	$309	$222	$186
International	96	152	138
Total pre-tax income	$405	$374	$324

The income tax provision consists of the following:

	2005	2004	2003
	(in millions)
Current:
Federal	$72	$11	$48
State and local	11	6	14
International	35	52	58
Total current tax provision	118	69	120
Deferred:
Federal	22	43	11
State and local	7	8	(6)
International	(5)	(1)	(10)
Total deferred tax provision	24	50	(5)
Total income tax provision	$142	$119	$115

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries, for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries, totaled $388 million and $327 million at January 28, 2006 and January 29, 2005, respectively.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.8	2.3	2.4
International income taxed at varying rates	0.8	(0.6)	0.5
Foreign tax credit utilization	(3.1)	(2.5)	(1.0)
Increase (decrease) in valuation allowance	(1.5)	0.1	(1.5)
Federal/foreign tax settlements	0.4	(3.3)	—
State and local tax settlements	—	—	(0.2)
Tax exempt obligations	(0.4)	(0.2)	(0.2)
Work opportunity tax credit	(0.2)	(0.2)	(0.1)
Other, net	1.2	1.1	0.6
Effective income tax rate	35.0%	31.7%	35.5%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2005	2004
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards	$71	$89
Employee benefits	75	116
Reserve for discontinued operations	8	5
Repositioning and restructuring reserves	3	3
Property and equipment	108	89
Allowance for returns and doubtful accounts	4	7
Straight-line rent	22	19
Other	19	17
Total deferred tax assets	310	345
Valuation allowance	(123)	(124)
Total deferred tax assets, net	$187	$221

	2005	2004
	(in millions)
Deferred tax liabilities:
Inventories	$18	$8
Goodwill	12	2
Other	10	1
Total deferred tax liabilities	40	11
Net deferred tax asset	$147	$210
Balance Sheet caption reported in:
Deferred taxes	$147	$180
Other current assets	28	53
Other current liabilities	(3)	(1)
Other liabilities	(25)	(22)
	$147	$210

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2004. The Company participated in the IRS’ Compliance Assurance Process (“CAP”) for 2005, which is expected to conclude during 2006. The Company has started the Compliance Assurance Process for 2006.

As of January 28, 2006, the Company has a valuation allowance of $123 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards, tax loss carryforwards of certain foreign operations and capital loss carryforwards and unclaimed tax depreciation of the Canadian operations. The valuation allowance for state tax loss carryforwards decreased, principally due to anticipated expirations of those losses. The valuation allowance for Canadian tax loss carryforwards and tax depreciation decreased as a result of a reorganization of the Company’s Canadian operations that increased the amount of deferred tax assets the Company expects to benefit from, offset in part by an increase in the valuation allowance attributable to currency fluctuations and other adjustments.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 28, 2006. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 28, 2006, the Company’s tax loss/credit carryforwards included international operating loss carryforwards with a potential tax benefit of $35 million. Those expiring between 2006 and 2013 total $33 million and those that do not expire total $2 million. The Company also has state net operating loss carryforwards with a potential tax benefit of $25 million, which principally relate to the 16 states where the Company does not file a combined return. These loss carryforwards expire between 2006 and 2025. The Company has Canadian capital loss carryforwards of approximately $11 million that do not expire.

19	Financial Instruments and Risk Management

Foreign Exchange Risk Management — Derivative Holdings Designated as Hedges

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2005 or 2004. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

The primary currencies to which the Company is exposed are the euro, the British Pound and the Canadian Dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. Amounts classified to cost of sales related to such contracts were a gain of approximately $2 million in 2005 and a loss of $1 million in 2004. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2005 and 2004 was approximately $1 million in each year. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

In 2005, the Company hedged a portion of its net investment in its European subsidiaries. The Company entered into a 10-year cross currency swap, creating a euro 100 million long-term liability and a $122 million long-term asset. During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of the net investment in a foreign subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instrument due to changes in the spot rate will be recorded in other comprehensive income and are expected to offset changes in the euro-denominated net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed of. At January 28, 2006, the amount recorded to foreign currency translation was not significant. In February 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries. The Company entered into a 10-year cross currency swap, creating a CAD $40 million liability and a $35 million long-term asset. During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month CAD B.A. and one-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of the net investment in a foreign subsidiary, and will account for the hedge accordingly.

The fair value of foreign exchange derivative contracts designated as hedges was insignificant at both January 28, 2006 and January 29, 2005.

Foreign Exchange Risk Management — Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments including option currency contracts. These contracts are not designated as hedges and as a result, the changes in the fair value of these financial instruments are charged to the statement of operations immediately. The Company recorded a net gain of approximately $3 million related to foreign option currency contracts designated as non-hedges that settled in the second quarter of 2005.

The Company also enters into certain forward foreign exchange contracts to hedge intercompany foreign-currency denominated transactions. In 2005, the Company recorded gains of approximately $3 million in selling, general and administrative expenses to reflect the fair value of these contracts. These gains were offset by the foreign exchange losses on the revaluation of the underlying assets or liabilities.

The fair value of foreign exchange derivative contracts designated as non-hedges was included as an addition to accrued liabilities of $1 million at January 28, 2006 and $3 million at January 29, 2005.

Foreign Currency Exchange Rates

The table below presents the fair value, notional amounts, and weighted-average exchange rates of foreign exchange forward and option contracts outstanding at January 28, 2006.

	Fair Value (US in millions)	Contract Value (US in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$—	$34	0.6848
Buy British £/Sell €	—	(4)	0.6860
Buy $US/Sell €	—	(8)	1.2187
	—	22
Earnings
Buy €/Sell $US	$—	$18	1.1500
	—	18
Intercompany
Buy €/Sell $US	$(1)	$49	1.2173
Buy $US/Sell €	—	(18)	1.2394
Buy €/Sell British £	—	21	0.6948
Buy British £/Sell €	—	(3)	0.6926
	(1)	49

Interest Rate Risk Management

The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent.

The fair value of the swaps, included as an addition to other liabilities, was approximately $1 million at January 28, 2006, and the fair value of the swaps, included as an addition to other assets was approximately $2 million at January 29, 2005.

The following table presents the Company’s outstanding interest rate derivatives:

	2005	2004	2003
	(in millions)
Interest Rate Swaps:
Fixed to Variable ($US) — notional amount	$100	$100	$100
Average pay rate	8.00%	6.46%	5.07%
Average receive rate	8.50%	8.50%	8.50%
Variable to variable ($US) — notional amount	$100	$100	$—
Average pay rate	4.82%	2.73%	—%
Average receive rate	4.79%	3.25%	—%

Interest Rates

The Company’s major exposure to market risk is to changes in interest rates, primarily in the United States.

The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the effect of the interest rate swaps outstanding at January 28, 2006, of the Company’s long-term debt obligations.

	2006	2007	2008	2009	2010	Thereafter	Jan. 28, 2006 Total	Jan. 29, 2005 Total
	($ in millions)
Long-term debt	$50	—	2	88	—	190	$330	$368
Weighted-average interest rate	7.3%	7.3%	7.3%	7.9%	8.2%	8.2%

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $311 million and $330 million, respectively, at January 28, 2006 and $351 million and $368 million, respectively, at January 29, 2005. The carrying value and estimated fair value of long-term investments and notes receivable was $33 million and $33 million, respectively, at January 28, 2006, and $32 million and $33 million, respectively, at January 29, 2005. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

Business Risk

The retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 20 countries and purchased approximately 75 percent of its merchandise in 2005 from its top 5 vendors. In 2005, the Company purchased approximately 49 percent of its athletic merchandise from one major vendor and approximately 8 percent from another major vendor. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet as of January 28, 2006, are the net assets of the Company’s European operations totaling $422 million, which are located in 16 countries, 11 of which have adopted the euro as their functional currency.

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at January 28, 2006 and January 29, 2005:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$703	$697	$24	$27
Service cost	9	9	—	—
Interest cost	36	39	1	1
Plan participants’ contributions	—	—	5	5
Actuarial loss (gain)	—	16	(5)	—
Foreign currency translation adjustments	7	5	—	—
Benefits paid	(66)	(63)	(8)	(9)
Benefit obligation at end of year	$689	$703	$17	$24
Change in plan assets
Fair value of plan assets at beginning of year	$551	$474
Actual return on plan assets	60	28
Employer contribution	29	108
Foreign currency translation adjustments	5	4
Benefits paid	(66)	(63)
Fair value of plan assets at end of year	$579	$551
Funded status
Funded status	$(110)	$(152)	$(17)	$(24)
Unrecognized prior service cost (benefit)	3	4	(9)	(10)
Unrecognized net (gain) loss	303	324	(60)	(67)
Prepaid asset (accrued liability)	$196	$176	$(86)	$(101)
Balance Sheet caption reported in:
Intangible assets	$1	$1	$—	$—
Accrued liabilities	(70)	(24)	(2)	(6)
Other liabilities	(42)	(130)	(84)	(95)
Accumulated other comprehensive loss, pre-tax	307	329	—	—
	$196	$176	$(86)	$(101)

The change in the additional minimum liability was a decrease of $15 million after-tax in 2005 and an increase of $14 million after-tax in 2004 to accumulated other comprehensive loss.

As of January 28, 2006 and January 29, 2005, the accumulated benefit obligation for all pension plans, totaling $688 million and $702 million, respectively, exceeded plan assets.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.43%	5.50%	5.50%	5.50%
Rate of compensation increase	3.77%	3.79%

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in millions)
Service cost	$9	$9	$8	$—	$—	$—
Interest cost	36	39	43	1	1	2
Expected return on plan assets	(49)	(48)	(46)	—	—	—
Amortization of prior service cost (benefit)	1	1	—	(1)	(1)	(1)
Amortization of net (gain) loss	13	11	9	(12)	(13)	(16)
Net benefit expense (income)	$10	$12	$14	$(12)	$(13)	$(15)

The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.50%	5.90%	6.50%	5.50%	5.90%	6.50%
Rate of compensation increase	3.77%	3.79%	3.72%
Expected long-term rate of return on assets	8.88%	8.89%	8.88%

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

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. During 2005, the Company reviewed its retiree health care benefit plans in light of the final regulations for implementing Medicare Part D by the Centers for Medicare and Medicaid Services. The Company has determined that it will qualify for the subsidy, however the effect of the subsidy will not be significant to either the benefit obligation or net benefit income.

The Company’s pension plan weighted-average asset allocations at January 28, 2006 and January 29, 2005, by asset category are as follows:

	2005	2004
Asset Category
Equity securities	62%	63%
Foot Locker, Inc. common stock	2%	2%
Debt securities	34%	33%
Real estate	1%	1%
Other	1%	1%
Total	100%	100%

The U.S. defined benefit plan held 396,000 shares of Foot Locker, Inc. common stock as of January 28, 2006 and January 29, 2005. Currently, the target composition of the weighted-average plan assets is 64 percent equity and 36 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plans. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the effect that the return of any single investment may have on the entire portfolio. The Company contributed $68 million to its pension plans in February 2006.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2006	$64	$2
2007	62	3
2008	60	3
2009	60	2
2010	58	2
2011–2015	263	6

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan, which began during 2004 that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 25 percent and 10 percent, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution for the U.S. plan was $1.6 million, $1.3 million and $1.5 million in 2005, 2004 and 2003, respectively.

21	Stock Plans

In 2003, the Company adopted the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”) and the 2003 Employees Stock Purchase Plan (the “2003 Stock Purchase Plan”). Under the 2003 Stock Option Plan, options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees at not less than the market price on the date of the grant. Unless a longer or shorter period is established at the time of the option grant, generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The maximum number of shares of stock reserved for issuance pursuant to the 2003 Stock Option Plan is 4,000,000 shares. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,000,000 shares. The Company adopted the 2003 Stock Purchase Plan whose terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Stock Purchase Plan”), which expired in June 2004. Under the 2003 Stock Purchase Plan, 3,000,000 shares of common stock became available for purchase beginning June 2005.

Under the Company’s 2003 Stock Purchase Plan participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 1,191 participating employees purchased 237,353 shares in 2005.

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

	Stock Option Plans						Stock Purchase Plan
	2005		2004		2003		2005		2004		2003
Weighted-average risk free rate of interest	3.99%		2.57%		2.26%		4.19%		1.33%		1.11%
Expected volatility	28%		33%		37%		25%		32%		31%
Weighted-average expected award life	3.8	years	3.7	years	3.4	years	.7	years	.7	years	.7	years
Dividend yield	1.1%		1.1%		1.2%		—		—		—
Weighted-average fair value	$6.69		$6.51		$2.90		$5.54		$11.44		$14.15

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

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	5,909	$16.69	6,886	$14.73	7,676	$15.18
Granted	1,014	$27.42	1,183	$25.20	1,439	$10.81
Exercised	682	$15.03	1,853	$14.43	1,830	$12.50
Expired or canceled	279	$22.11	307	$19.13	399	$19.55
Options outstanding at end of year	5,962	$18.45	5,909	$16.69	6,886	$14.73
Options exercisable at end of year	4,042	$16.00	3,441	$15.34	4,075	$15.99
Options available for future grant at end of year	5,768		7,464		8,780

The following table summarizes information about stock options outstanding and exercisable at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
$ 4.53 to $10.89	1,012	6.6	$9.79	702	$9.59
$11.31 to $12.99	1,158	5.0	12.24	1,154	12.24
$13.34 to $16.02	1,047	6.0	15.83	1,043	15.84
$16.19 to $25.37	1,016	4.1	22.93	799	23.15
$25.39 to $27.01	1,032	8.3	25.65	327	25.39
$27.10 to $28.50	697	9.1	28.04	17	28.15
$ 4.53 to $28.50	5,962	6.4	$18.45	4,042	$16.00

22    Restricted Stock

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. There were 225,000, 330,000, and 845,000 restricted shares of common stock granted in 2005, 2004 and 2003, respectively. In 2005 and 2004, 20,000 and 72,005 restricted stock units, respectively, were granted to certain executives located outside of the United States; each restricted unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. The market values of the shares and units at the date of grant amounted to $6.5 million in 2005, $10.2 million in 2004 and $9.8 million in 2003. The market values are recorded within shareholders’ equity and are amortized as compensation expense over the related vesting periods. These awards fully vest after the passage of a restriction period, generally three years, except for certain grants in 2005, 2004 and 2003. The Company granted 105,000 shares of restricted stock in 2005, which vest in three equal installments on approximately each of the next three years grant date anniversary, 75,000 shares of restricted stock in 2004, which vest over 13 months and in 2003 granted 200,000 shares of restricted stock that vested 50 percent one year following the date of grant and 50 percent that will vest two years from the date of grant. During 2005, 2004 and 2003, respectively, 176,135, 30,000 and 80,000 restricted shares and units were forfeited. The deferred compensation balance, reflected as a reduction to shareholders’ equity, was $6.2 million, $9.0 million and $7.1 million as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $6.1 million in 2005, $8.0 million in 2004 and $4.1 million in 2003.

23    Legal Proceedings

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

24    Commitments

In connection with the sale of various businesses and assets, the Company may be obligated for certain lease commitments transferred to third parties and pursuant to certain normal representations, warranties, or indemnifications entered into with the purchasers of such businesses or assets. Although the maximum potential amounts for such obligations cannot be readily determined, management believes that the resolution of such contingencies will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations. The Company is also operating certain stores and making rental payments for which lease agreements are in the process of being negotiated with landlords. Although there is no contractual commitment to make these payments, it is likely that a lease will be executed.

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed above or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities.

25    Shareholder Information and Market Prices (Unaudited)

Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the böerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange.

As of January 28, 2006, the Company had 24,933 shareholders of record owning 155,503,606 common shares.

Market prices for the Company’s common stock were as follows:

	2005		2004
	High	Low	High	Low
Common Stock
Quarter
1st Q	$29.95	$25.88	$27.59	$21.75
2nd Q	27.65	24.31	25.03	19.97
3rd Q	25.37	18.75	24.80	19.98
4th Q	24.07	18.74	27.26	22.75

During 2005, the Company declared quarterly dividends of $0.075 per share during the first, second and third quarters. On November 16, 2005, the Company increased the quarterly dividend per share by 20 percent to $0.09, beginning in the fourth quarter of 2005.

During 2004, the Company declared quarterly dividends of $0.06 per share during the first, second and third quarters. On November 17, 2004, the Company increased the quarterly dividend per share to $0.075, beginning in the fourth quarter of 2004.

26	Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2005	$1,377	1,304	1,408	1,564		5,653
2004	1,186	1,268	1,366	1,535		5,355
Gross margin (a)
2005	$418	377	430	484	(c)	1,709
2004	361	369	426	477		1,633
Operating profit (b)
2005	$94	71	104	140		409
2004	78	61	117	133		389
Income from continuing operations
2005	$58	44	65	96		263
2004	47	45	74	89		255
Net income
2005	$58	44	66	96		264
2004	48	82	74	89		293
Basic earnings per share:
2005
Income from continuing operations	$0.37	0.29	0.42	0.62		1.70
Income from discontinued operations	—	—	0.01	—		0.01
Net income	0.37	0.29	0.43	0.62		1.71
2004
Income from continuing operations	$0.33	0.30	0.47	0.58		1.69
Loss from discontinued operations	—	0.25	—	—		0.25
Net income	0.33	0.55	0.47	0.58		1.94
Diluted earnings per share:
2005
Income from continuing operations	$0.37	0.28	0.41	0.61		1.67
Income from discontinued operations	—	—	0.01	—		0.01
Net income	0.37	0.28	0.42	0.61		1.68
2004
Income from continuing operations	$0.31	0.29	0.47	0.57		1.64
Loss from discontinued operations	—	0.24	—	—		0.24
Net income	0.31	0.53	0.47	0.57		1.88

(a)	Gross margin represents sales less cost of sales. Includes the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Costs of sales was reduced by $1 million in each of the first three quarters of 2004 and by $2 million for the fourth quarter of 2004.

(b)	Operating profit represents income from continuing operations before income taxes, interest expense, net and non-operating income.

(c)	The fourth quarter of 2005 includes permanent markdowns of $7 million.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report. All selected financial data have been restated for discontinued operations and the reclassification of tenant allowances as deferred rent credits.

	2005	2004	2003	2002	2001
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$5,653	5,355	4,779	4,509	4,379
Gross margin (1)	1,709	1,633	1,482	1,348	1,312
Selling, general and administrative expenses	1,129	1,088	987	928	923
Restructuring charges (income)	—	2	1	(2)	34
Depreciation and amortization (1)	171	154	152	153	158
Interest expense, net	10	15	18	26	24
Other (income) expense	(6)	—	—	(3)	(2)
Income from continuing operations	263	255	209	162	111	(3)
Cumulative effect of accounting change (2)	—	—	(1)	—	—
Basic earnings per share from continuing operations	1.70	1.69	1.47	1.15	0.79	(3)
Basic earnings per share from cumulative effect of accounting change	—	—	—	—	—
Diluted earnings per share from continuing operations	1.67	1.64	1.40	1.10	0.77	(3)
Diluted earnings per share from cumulative effect of accounting change	—	—	—	—	—
Common stock dividends declared	0.32	0.26	0.15	0.03	—
Weighted-average common shares outstanding (in millions)	155.1	150.9	141.6	140.7	139.4
Weighted-average common shares outstanding assuming dilution (in millions)	157.6	157.1	152.9	150.8	146.9
Financial Condition
Cash, cash equivalents and short-term investments	$587	492	448	357	215
Merchandise inventories	1,254	1,151	920	835	793
Property and equipment, net (4)	675	715	668	664	665
Total assets (4)	3,312	3,237	2,713	2,514	2,328
Short-term debt	—	—	—	—	—
Long-term debt and obligations under capital leases	326	365	335	357	399
Total shareholders’ equity	2,027	1,830	1,375	1,110	992
Financial Ratios
Return on equity (ROE)	13.6%	15.9	16.8	15.4	11.1
Operating profit margin	7.2%	7.3	7.2	6.0	4.5
Income from continuing operations as a percentage of sales	4.7%	4.8	4.4	3.6	2.5	(3)
Net debt capitalization percent (5)	45.2%	50.4	53.3	58.6	61.1
Net debt capitalization percent (without present value of operating leases) (5)	—	—	—	—	15.6
Current ratio	2.8	2.7	2.8	2.2	2.0
Other Data
Capital expenditures	$155	156	144	150	116
Number of stores at year end	3,921	3,967	3,610	3,625	3,590
Total selling square footage at year end (in millions)	8.71	8.89	7.92	8.04	7.94
Total gross square footage at year end (in millions)	14.48	14.78	13.14	13.22	13.14

(1)	Gross margin and depreciation expense include the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Gross margin was reduced by $5 million in 2004 and 2003, $4 million in 2002 and 2001 and accordingly, depreciation expense was increased by the corresponding amount.

(2)	2003 relates to adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)	In applying the provisions of EITF 90-16, income from continuing operations for 2001 would have been reclassified to include the results of the Northern Group. Accordingly, income from continuing operations would have been $91 million. As such basic earnings per share would have been $0.65 for fiscal 2001. Diluted earnings per share would have been $0.64 for fiscal 2001. However, upon achieving divestiture accounting in the fourth quarter of 2002, the results would have been reclassified to reflect the results as shown above and as originally reported by the Company.

(4)	Property and equipment, net and total assets include the reclassification of tenant allowances as deferred credits, which were previously recorded as a reduction to the cost of property and equipment, and are now classified as part of the deferred rent liability. Property and equipment, net and total assets were increased by $22 million in 2004, $24 million in 2003 and $28 million in each of 2002 and 2001.

(5)	Represents total debt, net of cash, cash equivalents and short-term investments and includes the effect of interest rate swaps of $1 million that decreased long-term debt at January 28, 2006, $4 million that increased long-term debt at January 29, 2005 and $1 million that reduced long-term debt at January 31, 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 28, 2006. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006 in alerting them in a timely manner to all material information required to be disclosed in this report.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s assessment of and effectiveness of internal control over financial reporting, which is included herein under the caption “Management’s Report on Internal Control over Financial Reporting” in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth immediately following Item 4 in Part I.

(c)	Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)	Information on our audit committee financial expert is contained in the Proxy Statement under the section captioned “Committees of the Board of Directors” and is incorporated herein by reference.

(e)	Information about the Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, is set forth under the heading “Code of Business Conduct” under the Corporate Governance Information section of the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

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

Information set forth in the Proxy Statement under the section captioned “Certain Relationships and Related Transactions” is incorporated herein by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 59 through 62. The exhibits filed with this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By:

Matthew D. Serra
Chairman of the Board, President and
Chief Executive Officer

Date: March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2006, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra Chairman of the Board, President and Chief Executive Officer	Robert W. McHugh Senior Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Vice President and Chief Accounting Officer	/s/ JAMES E. PRESTON James E. Preston Director
/s/ PURDY CRAWFORD Purdy Crawford Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ PHILIP H. GEIER JR. Philip H. Geier Jr. Director	/s/ DONA D. YOUNG Dona D. Young Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director

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

4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
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
10.4
Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).

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

10.7	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K ).
10.8	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the 1995 Form 10-K).
10.9	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K).
10.10	Amendment to the Supplemental Executive Retirement Plan adopted November 16, 2005.
10.11	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(f) to the 1995 Form 10-K).
10.12
Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003 (the “August 2, 2003 Form 10-Q”)).

10.13	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.14
Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.15	Foot Locker Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 Form 10-K).
10.16	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.17
Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.18	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).
10.19	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.20
Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).

10.21
Employment Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2005 filed by the Registrant with the SEC on February 11, 2005 (the “February 9, 2005 Form 8-K”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.22
Restricted Stock Agreement with Matthew D. Serra dated as of February 2, 2003
(incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003, filed by the Registrant with the SEC on May 19, 2003).

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

10.25	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).
10.26
Foot Locker Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 (the “October 31, 1998).

10.27
Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the “1999 Form 10-K”)).

10.28	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.29	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).
10.30
Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).

10.31
Fifth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of May 19, 2004 (“Credit Agreement”) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed by the Registrant with the SEC on September 8, 2004).

10.32	Amendment No. 1 to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on May 18, 2005).
10.33	Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 Form 10-K).
10.34
Foot Locker 2002 Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2005, filed by the Registrant with the SEC on February 18, 2005).

10.35	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the August 2, 2003 Form 10-Q).
10.36
Summary of Changes to Non-Employee Directors’ Compensation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 30, 2004, filed by the Registrant with the SEC on December 7, 2004).

10.37
Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended January 29, 2005 filed by the Registrant on March 29, 2005 (the “2004 Form 10-K”).

Exhibit No. in Item 601 of Regulation S-K	Description
10.38	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.37 to the 2004 Form 10-K).
10.39	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.38 to the 2004 Form 10-K).
10.40	Form of Nonstatutory Stock Option Award Agreement for Executive Officers.
10.41	Form of Incentive Stock Option Award Agreement for Executive Officers.
10.42	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.43	Long-term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.42 to the 2004 Form 10-K).
10.44	Letter Agreement with Bruce L. Hartman (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant on December 28, 2005).
12	Computation of Ratio of Earnings to Fixed Charges.
18	Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 Form 10-K).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits filed with this Form 10-K:

Exhibit No. in Item 601 of Regulation S-K	Description
10.10	Amendment to the Supplemental Executive Retirement Plan adopted November 16, 2005.
10.40	Form of Nonstatutory Stock Option Award Agreement for Executive Officers.
10.41	Form of Incentive Stock Option Award Agreement for Executive Officers.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.