Form 10-Q
period 2006-04-29
FOOT LOCKER INC
filed 2006-06-01
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of Common Stock outstanding at May 27, 2006: 155,333,254

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	April 29, 2006	April 30, 2005	January 28, 2006

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$140	$146	$289
Short-term investments	230	259	298

Total cash, cash equivalents and short-term investments	370	405	587
Merchandise inventories	1,403	1,320	1,254
Other current assets	172	165	173

	1,945	1,890	2,014
Property and equipment, net	674	710	675
Deferred taxes	159	181	147
Goodwill and intangible assets	378	404	380
Other assets	94	101	96

	$3,250	$3,286	$3,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380	$439	$361
Accrued expenses and other current liabilities	226	318	305
Current portion of long-term debt and obligations under capital leases	—	—	51

	606	757	717
Long-term debt and obligations under capital leases	272	347	275
Other liabilities	301	299	293

	1,179	1,403	1,285
Shareholders’ equity:
Common stock and paid-in capital: 157,534,348, 156,766,666 and 155,503,606 shares, respectively	640	618	635
Retained earnings	1,646	1,432	1,601
Accumulated other comprehensive loss	(166)	(165)	(171)
Less: Treasury stock at cost: 2,227,661, 89,326 and 1,776,287 shares, respectively	(49)	(2)	(38)

Total shareholders’ equity	2,071	1,883	2,027

	$3,250	$3,286	$3,312

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 28, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended

	April 29, 2006	April 30, 2005

Sales	$1,365	$1,377
Costs and Expenses
Cost of sales	946	959
Selling, general and administrative expenses	283	283
Depreciation and amortization	43	41
Interest expense, net	1	3

	1,273	1,286

Income before income taxes and cumulative effect of accounting change	92	91
Income tax expense	34	33

Income before cumulative effect of accounting change	58	58
Cumulative effect of accounting change, net of income tax of $-	1	—

Net income	$59	$58

Basic earnings per share:
Income before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	0.01	—

Net income	$0.38	$0.37

Weighted-average common shares outstanding	154.7	155.1
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	0.01	—

Net income	$0.38	$0.37

Weighted-average common shares assuming dilution	156.7	158.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended

	April 29, 2006	April 30, 2005

Net income	$59	$58
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments arising during the period	5	(3)

Comprehensive income	$64	$55

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirteen weeks ended

	April 29, 2006	April 30, 2005

From Operating Activities:
Net income	$59	$58
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Cumulative effect of accounting change, net of tax	(1)	—
Depreciation and amortization	43	41
Deferred income taxes	—	1
Stock based compensation expense	2	2
Change in assets and liabilities:
Merchandise inventories	(144)	(171)
Accounts payable and other accruals	(1)	96
Pension contributions	(68)	(19)
Other, net	(3)	(27)

Net cash used in operating activities of continuing operations	(113)	(19)

From Investing Activities:
Lease acquisition costs	(1)	(5)
Purchases of short-term investments	(597)	(937)
Sales of short-term investments	665	945
Capital expenditures	(34)	(38)

Net cash provided by (used in) investing activities of continuing operations	33	(35)

From Financing Activities:
Reduction in long-term debt	(50)	(18)
Issuance of common stock	3	6
Purchase of treasury stock	(8)	—
Excess tax benefit from stock based compensation	2	—
Dividends paid	(14)	(12)

Net cash used in financing activities of continuing operations	(67)	(24)

Net cash used in operating activities of Discontinued Operations	(2)	(1)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	—

Net change in Cash and Cash Equivalents	(149)	(79)
Cash and Cash Equivalents at beginning of year	289	225

Cash and Cash Equivalents at end of interim period	$140	$146

Cash paid during the period:
Interest	$2	$2
Income taxes	$23	$17

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

          Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2006. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the thirteen weeks ended April 29, 2006 are not necessarily indicative of the results expected for the year.

          Stock-Based Compensation.    Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations, (“SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and, therefore, will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method appl ies to unvested stock options, restricted shares and stock appreciation rights and issuances under the employee stock purchase plan outstanding as of January 29, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and any new share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards over the vesting term.

          Prior to January 29, 2006, the Company accounted for these stock-based compensation plans in accordance with APB No. 25 and related interpretations. This method did not result in compensation cost for stock options and shares purchased under employee stock purchase plans. No compensation expense for employee stock options was recorded, as all stock options granted under the stock option plans had an exercise price that was not less than the quoted market price at the date of grant. Compensation expense was also not recorded for employee purchases of stock under the employee stock purchase plans as it was considered non-compensatory under APB No. 25. Prior to the Company’s adoption of SFAS No. 123(R), as required under the disclosure provisions of SFAS No. 123, as amended, the Company provided pro forma net income and earnings per common share for each period as if it had applied the fair value method to measure stock-based compensation expense.

          The Company has recorded an additional $1 million of stock-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of its adoption of SFAS No. 123(R). Additionally, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred, however under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See Note 2 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

          SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the thirteen weeks ended April 29, 2006, the Company recorded an excess tax benefit of $2 million as a financing cash flow as required by the standard.

          Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury.  The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

          The following table illustrates the effect on net income and earnings per common share for the thirteen weeks ended April 30, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

Thirteen Weeks Ended April 30, 2005

Net income, as reported	$58
Compensation expense included in reported net income, net of income tax benefit	1
Total compensation expense under SFAS No. 123, net of income tax benefit	(2)
Pro forma net income	$57

Earnings per common share:
Basic – as reported	$0.37

Basic – pro forma	$0.36

Diluted – as reported	$0.37

Diluted – pro forma	$0.36

2.     Stock-Based Compensation

Stock Options

          Under the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”), options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees at not less than the market price on the date of the grant. Unless a longer or shorter period is established at the time of the option grant, generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The maximum number of shares of stock reserved for issuance pursuant to the 2003 Stock Option Plan is 4,000,000 shares. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,000,000 shares. The options terminate up to 10 years from the date of grant.

          Under the Company’s 1998 Stock Option and Award Plan (the “1998 Plan”), options to purchase shares of common stock may be granted to officers and other employees at not less than the market price on the date of grant. Under the plan, the Company may grant to officers and other employees, including those at the subsidiary level, stock options, SARs, restricted stock or other stock-based awards. Generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The options terminate up to 10 years from the date of grant. In 2000, the Company amended the 1998 Plan to provide for awards of up to 12,000,000 shares of the Company’s common stock. The number of shares reserved for issuance as restricted stock and other stock-based awards, as amended, cannot exceed 3,000,000 shares.

          In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 Stock Option and Award Plan (the “1995 Plan”) and 1986 Stock Option Plan (the “1986 Plan”). The 1995 Plan is substantially the same as the 1998 Plan. The number of shares authorized for awards under the 1995 Plan is 6,000,000 shares. The number of shares reserved for issuance as restricted stock under the 1995 Plan was 1,500,000 shares. No further awards may be made under the 1995 Plan as of March 8, 2005 under the terms of this plan. Options granted under the 1986 Plan generally become exercisable in two equal installments on the first and the second anniversaries of the date of grant. No further options may be granted under the 1986 Plan.

          The 2002 Foot Locker Directors’ Stock Plan (the “2002 Directors Plan”) replaced both the Directors’ Stock Plan, which was adopted in 1996, and the Directors’ Stock Option Plan, which was adopted in 2000. There are 500,000 shares authorized under the 2002 Directors Plan. No further grants or awards may be made under either of the prior plans. Options granted prior to 2003 have a three-year vesting schedule. Options granted beginning in 2003 become exercisable one year from the date of grant.

Employee Stock Purchase Plan

          The Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”) terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Employee Stock Purchase Plan”), which expired in June 2004. Under the Company’s 2003 Employee Stock Purchase Plan participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005.  Of the 3,000,000 shares of common stock authorized for purchase under this plan, 1,191 participating employees purchased 237,353 shares in 2005.

 Valuation Model and Assumptions

          The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique it previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

          The Company estimates the expected term of share-based awards granted using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior.  The expected term for the Company’s employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock.  The Company believes that the combination of historical volatility provides a better estimate of future stock price volatility. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience.

          Additionally, SFAS No. 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to 2006.

         The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

Stock Option Plans:	April 29, 2006	April 30, 2005

Weighted-average risk free rate of interest	4.68%	3.99%
Expected volatility	30%	28%
Weighted-average expected award life	3.97 years	3.79 years
Dividend yield	1.5%	1.1%
Weighted-average fair value	$6.33	$6.87

Stock Purchase Plan:	April 29, 2006	April 30, 2005

Weighted-average risk free rate of interest	3.30%	3.37%
Expected volatility	23%	28%
Weighted-average expected award life	1.0 year	0.7 year
Dividend yield	1.1%	—%
Weighted-average fair value	$5.09	$7.46

The information set forth in the following table covers options granted under the Company’s stock option plans:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted Average Exercise Price

Options outstanding at the beginning of the year	5,962		$18.44
Granted	745		23.87
Exercised	(185)		14.58
Expired or canceled	(118)		23.61

Options outstanding at April 29, 2006	6,404	6.6	19.09

Options exercisable at April 29, 2006	4,633	5.6	$16.86
Options available for future grant at April 29, 2006	4,957

The total intrinsic value of options exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $2 million and $4 million, respectively.  The aggregate intrinsic value for stock options outstanding and exercisable as of April 29, 2006 was $34 million and $33 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of April 28, 2006 and the exercise price of the shares. The Company received $3 million in cash from option exercises for the thirteen weeks ended April 29, 2006.   The tax benefit realized by the Company on the stock option exercises for the thirteen weeks ended April 29, 2006 was approximately $1 million.

The following table summarizes information about stock options outstanding and exercisable at April 29, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(in thousands, except price per share)
$ 4.53 $ 11.91	1,656	5.6	$10.61	1,637	$10.61
$ 12.31 $ 16.02	1,373	5.6	$14.93	1,365	$14.94
$ 16.19 $ 25.28	1,594	6.5	$23.16	720	$22.96
$ 25.37 $ 28.16	1,761	8.4	$26.53	904	$26.14
$ 28.50 $ 28.50	20	8.9	$28.50	7	$28.50

$ 4.53 $ 28.50	6,404	6.6	$19.09	4,633	$16.86

Changes in the Company’s nonvested options for the thirteen weeks ended April 29, 2006 are summarized as follows:

	Number of shares	Weighted average grant date fair value per share

	(in thousands)
Nonvested at January 29, 2006	1,920	$23.59
Granted	745	23.87
Vested	(859)	21.20
Cancelled	(35)	20.93

Nonvested at April 29, 2006	1,771	24.92

As of April 29, 2006, there was $8 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.56 years.

Restricted Shares

          Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years, except for certain grants. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted stock activity for the thirteen weeks ended April 29, 2006 and April 30, 2005 is summarized as follows:

	April 29, 2006 Number of shares	April 30, 2005 Number of shares

	(in thousands)	(in thousands)
Outstanding at beginning of period	1,041	1,177
Granted	126	195
Vested	(600)	(105)
Canceled or forfeited	(15)	—

Outstanding at end of period	552	1,267

Aggregate value	$14.0	$21.1
Weighted average remaining contractual life	1.54 years	1.28 years

The weighted average grant-date fair value per share was $23.92 and $27.40 for restricted stock awards granted during the first quarter of 2006 and 2005, respectively.  The total value of awards for which restrictions lapsed during the first quarter of 2006 was $7 million. As of April 29, 2006, there was $7 million of total unrecognized compensation cost, related to nonvested restricted stock awards.

3.     Goodwill and Intangible Assets

          The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2006 and 2005, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

Goodwill (in millions)	April 29, 2006	April 30, 2005	January 28, 2006

Athletic Stores	$184	$190	$183
Direct-to-Customers	80	80	80

	$264	$270	$263

          The effect of foreign exchange fluctuations on goodwill for the thirteen weeks ended April 29, 2006 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	April 29, 2006			April 30, 2005			January 28, 2006

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$4	$—	$4	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$169	$(83)	$86	$173	$(70)	$103	$165	$(77)	$88
Trademark	21	(2)	19	21	(1)	20	21	(2)	19
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(4)	5	9	(2)	7	10	(4)	6

Total finite life intangible assets	$200	$(90)	$110	$204	$(74)	$130	$197	$(84)	$113

Total intangible assets	$204	$(90)	$114	$208	$(74)	$134	$201	$(84)	$117

          Intangible assets not subject to amortization at April 29, 2006, April 30, 2005 and January 28, 2006 include the trademark of $3 million related to the 11 stores acquired in the Republic of Ireland.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at April 29, 2006, April 30, 2005 and January 28, 2006.

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

          The weighted-average amortization period as of April 29, 2006 was approximately 12.3 years. Amortization expense was $5 million for the quarters ended April 29, 2006 and April 30, 2005.  Annual estimated amortization expense is expected to be approximately $14 million for the remainder of  2006, $18 million for 2007, $16 million for 2008, $13 million for 2009 and $12 million for 2010.

          The net intangible asset activity during the quarter ended April 29, 2006 was primarily a result of amortization expense of $5 million and the effect of foreign exchange rate changes of $1 million, resulting from the decline in the value of the euro in relation to the U.S. dollar, partially offset by additional lease acquisition costs of $1 million.

4.     Derivative Financial Instruments

Foreign Exchange Risk Management – Derivative Holdings Designated as Hedges

          Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges, and income/losses recognized in the income statement related to settled contracts, were not material for the quarters ended April 29, 2006 and April 30, 2005.

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, creating a €100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  In February 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries.  The Company entered into a 10-year cross currency swap, creating a CAD $40 million liability and a $35 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month CAD B.A. and one-month U.S. LIBOR rates, respectively.  Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions, which will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet.  The amount recorded within the foreign currency translation adjustment during the first quarter of 2006 decreased shareholders’ equity by $2 million, net of tax.

Foreign Exchange Risk Management – Derivative Holdings Designated as Non-Hedges

          The Company purchased foreign currency option contracts with a total notional amount of €35 million during the first quarter of 2006, and subsequently purchased an additional foreign currency option contract with a total notional amount of €65 million in May 2006, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2006 foreign currency denominated earnings. During the first quarter of 2006, €15 million of these contracts expired. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were not significant for the thirteen weeks ended April 29, 2006.

          In addition, the Company entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At April 29, 2006, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $133 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

Interest Rate Management

          The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which totaled 8.49 percent at April 28, 2006.

Fair Value

          The fair value of foreign exchange derivative contracts and interest rate swaps recorded in the Company’s Condensed Consolidated Balance Sheets are as follows:

(in millions)	April 29, 2006	April 30, 2005	January 28, 2006

Current assets	$1	$1	$—
Non-current assets	—	3	1
Current liabilities	1	4	1
Non-current liabilities	8	1	2

5.     Long-term debt

Term Loan

          In February 2006, the Company repaid $50 million of its 5-year $175 million term loan. The payments were made in advance of their originally scheduled payment dates of  May 19, 2007 and May 19, 2008, as permitted by the agreement.  The balance remaining at April 29, 2006 is $90 million.

6.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	April 29, 2006	April 30, 2005	January 28, 2006

Foreign currency translation adjustments	$15	$32	$10
Minimum pension liability adjustment	(181)	(196)	(181)
Fair value of derivatives designated as hedges	—	(1)	—

	$(166)	$(165)	$(171)

7.     Earnings Per Share

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

	Thirteen weeks ended

(in millions)	April 29, 2006	April 30, 2005

Numerator:
Net income	$59	$58

Denominator:
Weighted-average common shares outstanding	154.7	155.1
Effect of Dilution:
Stock options and awards	2.0	3.0

Weighted-average common shares assuming dilution	156.7	158.1

          Options to purchase 2.6 million and 0.3 million shares of common stock were not included in the computation for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.  Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen weeks ended April 29, 2006 and April 30, 2005 are presented below. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

Sales:

	Thirteen weeks ended

(in millions)	April 29, 2006	April 30, 2005

Athletic Stores	$1,273	$1,289
Direct-to-Customers	92	88

Total sales	$1,365	$1,377

Operating results:

	Thirteen weeks ended

(in millions)	April 29, 2006	April 30, 2005

Athletic Stores	$99	$98
Direct-to-Customers	12	12

Division profit	111	110
Corporate expense, net	18	16

Operating profit	93	94
Interest expense, net	1	3

Income before cumulative effect of accounting change	$92	$91

9.  Retirement Plans and Other Benefits

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

          The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits		Postretirement Benefits

(in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Service cost	$2	$2	$—	$—
Interest cost	9	9	—	—
Expected return on plan assets	(14)	(12)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of net loss (gain)	3	4	(3)	(3)

Net benefit cost (income)	$—	$3	$(3)	$(3)

          The Company disclosed in its financial statements for the year ended January 28, 2006 that it expected to contribute $68 million to its pension plans during 2006, to the extent that the contributions were tax deductible.  As of April 29, 2006 contributions of $68 million have been made.

10.  Recent Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4.” This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 as of January 29, 2006, resulting in increased freight costs of approximately $2 million, which is included in cost of sales.

          In March 2006, the EITF reached a consensus on EITF Issue No. 06-3,”How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company’s sales excludes all taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

          Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.  The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction.  The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

STORE COUNT

          At April 29, 2006, the Company operated 3,877 stores as compared with 3,921 at January 28, 2006. During the thirteen weeks ended April 29, 2006, the Company opened 17 stores, closed 61 stores and remodeled or relocated 84 stores.

SALES AND OPERATING RESULTS

          All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented.

	Thirteen weeks ended

Sales by Segment: (in millions)	April 29, 2006	April 30, 2005

Athletic Stores	$1,273	$1,289
Direct-to-Customers	92	88

Total sales	$1,365	$1,377

	Thirteen weeks ended

Operating Profit by Segment: (in millions)	April 29, 2006	April 30, 2005

Athletic Stores	$99	$98
Direct-to-Customers	12	12

Division profit (1)	111	110
Corporate expense, net	18	16

Operating profit	93	94
Interest expense, net	1	3

Income before income taxes and cumulative effect of accounting change	$92	$91

(1) Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

          Sales of $1,365 million for the first quarter of 2006 decreased 0.9 percent from sales of $1,377 million for the first quarter of 2005.   Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 0.2 percent due to gains from the Company’s domestic divisions.  Comparable-store sales increased by 0.5 percent for the thirteen weeks ended April 29, 2006.

          Gross margin, as a percentage of sales, increased to 30.7 percent for the thirteen weeks ended April 29, 2006 as compared with 30.4 percent in the corresponding prior-year period.  The increase in the merchandise gross margin rate was offset, in part, by an increase in occupancy costs and higher utility costs.  Vendor allowances, as compared with the corresponding prior year period, improved gross margin for the first quarter by approximately 30 basis points, as a percentage of sales.

Segment Analysis

          Athletic Stores sales decreased by 1.2 percent to $1,273 million for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior year period of $1,289 million. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats remained flat for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior year period.  This reflects an increase of approximately $15 million in domestic sales, particularly from the Footaction division, offset by a decline in sales from the European operations due to the ongoing competitive environment. Comparable-store sales increased by 0.3 percent for the thirteen weeks ended April 29, 2006.

          Athletic Stores division profit increased 1.0 percent for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior period.  Athletic Stores division profit, as a percentage of sales, increased to 7.8 percent for the thirteen weeks ended April 29, 2006, from 7.6 percent in the corresponding prior year period.  The increase in division profit is attributable to increases in all the domestic formats, offset, in part, by a decline in Foot Locker Europe’s division profit.  Foot Locker Europe’s division profit for the thirteen weeks ended April 29, 2006 declined significantly as compared with the corresponding prior year period.  This decline in division profit was principally the result of a fashion shift from higher priced marquee footwear to lower priced low profile footwear and a highly competitive retail environment, particularly for the sale of low profile footwear.  The effect of these factors on Foot Locker Europe’s division profit was, to some extent, offset by Foot Locker Europe being significantly less promotional during the first quarter of 2006 as compared with the corresponding prior year period, resulting in fewer markdowns recorded in almost all the countries. Management has continued to implement management and merchandise initiatives to better align its product offerings with current trends, including additional quantities of the low profile footwear planned for the fall season. Management believes that this trend toward lower priced low profile footwear and the competitive environment will continue for the remainder of this year.  Management will continue to monitor the progress of the European operations and will assess, if necessary, the impact of various initiatives on the projected performance of the division, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.

          Direct-to-Customers sales increased by 4.5 percent to $92 million for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior-year period of $88 million.  Internet sales increased by 16.5 percent to $65 million for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior year period.  Increases in Internet sales were offset, in part, by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

          Direct-to-Customers division profit remained essentially unchanged for the thirteen weeks ended April 29, 2006 as compared with the corresponding prior year period.

Corporate Expense

          Corporate expense consists of unallocated general and administrative expenses related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  Corporate expense for the thirteen weeks ended April 29, 2006 increased by $3 million.  The adoption of SFAS No. 123(R) in the first quarter of 2006 resulted in approximately $1 million in additional compensation expense.

Selling, General and Administrative

          Selling, general and administrative expenses (“SG&A”) of $283 million remained flat in the first quarter of 2006 as compared with the corresponding prior-year period.  SG&A, as a percentage of sales, increased to 20.7 percent for the thirteen weeks ended April 29, 2006 as compared with 20.6 percent in the corresponding prior-year period reflecting the decline in sales, particularly in our European operations.  Excluding the effect of foreign currency fluctuations, SG&A increased by $5 million for the thirteen weeks ended April 29, 2006, as compared with the corresponding prior year period. Corporate expense increased $3 million as compared with the corresponding prior period, which includes the adoption of SFAS No. 123(R). Net periodic pension cost declined by $3 million primarily as a result of  contributions made to the U.S. and Canadian pension plans.  During the first quarter of 2005, the Company donated a total of 82,500 pairs of athletic footwear with a cost of approximately $2 million to the Save the Children Foundation.

Depreciation and Amortization

          Depreciation and amortization increased by $2 million in the first quarter of 2006 to $43 million as compared with $41 million for the first quarter of 2005.   The increase represents additional depreciation associated with the Company’s capital expenditures, leasehold improvements for new stores, remodeling or relocations of existing stores, and point-of-sale equipment.

Interest Expense

          Net interest expense was $1 million for the thirteen weeks ended April 29, 2006. Interest expense was $5 million and $6 million for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively.  The Company’s cross currency swaps reduced interest expense by approximately $1 million for the thirteen weeks ended April 29, 2006. Interest income increased to $4 million for the thirteen weeks ended April 29, 2006, from $3 million for the thirteen weeks ended April 30, 2005.  The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents, and short-term investments coupled with an increase in the average short-term investment balances.

Income Taxes

          The Company’s effective tax rate for the thirteen weeks ended April 29, 2006 was 36.8 percent as compared with 36.7 percent for the corresponding prior year periods. The Company expects its effective rate to approximate 37.5 percent for the remaining quarters of 2006.  The actual rate will largely depend on the percentage of the Company’s worldwide income earned in the U.S.

Net Income

          Net income of $59 million, or $0.38 per diluted share, for the thirteen weeks ended April 29, 2006 improved by $0.01 per diluted share from $58 million, or $0.37 per diluted share, for the thirteen weeks ended April 30, 2005.  During the first quarter of 2006, the Company adopted SFAS No. 123(R) and recorded a cumulative effect of change in accounting of approximately $1 million, or $0.01 per diluted share, to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred, however, under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term.

LIQUIDITY AND CAPITAL RESOURCES

          Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility.  Other than $15 million to support standby letter of credit commitments, this revolving credit facility has not been used during 2006.  The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems, and to fund other general working capital requirements.

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

          Net cash used in operating activities of continuing operations was $113 million and $19 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.  These amounts reflect the income from continuing operations adjusted for non-cash items and working capital changes. Accounts payable and other accruals decreased by $1 million in the first quarter of 2006 as compared to an increase of $96 million in the corresponding period of the prior year.  The Company contributed $68 million to its U.S. and Canadian qualified pension plans in the first quarter of 2006, as compared with contributions of $19 million and in the first quarter of 2005.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Net cash provided by investing activities was $33 million for the thirteen weeks ended April 29, 2006.  Net cash used in investing activities was $35 million for the thirteen weeks ended April 30, 2005.  The Company’s sales of short-term investments, net of purchases, increased by $60 million for the thirteen weeks ended April 29, 2006 as compared with an increase in net sales of short-term investments, net of purchases, of $8 million for the thirteen weeks ended April 30, 2005. Total projected capital expenditures of $185 million for 2006 comprise $155 million for new store openings and modernizations of existing stores and $30 million for the development of information systems and other support facilities. In addition, planned lease acquisition costs are $5 million and primarily relate to securing leases for the Company’s European operations. During the thirteen weeks ended April 29, 2006, the Company’s capital expenditures were $34 million as compared with $38 million in the corresponding prior year period.  The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Net cash used in financing activities for the Company’s continuing operations was $67 million and $24 million for the thirteen weeks ended April 29, 2006, and April 30, 2005, respectively.  During the first quarter of 2006, the Company made payments of $50 million related to its term loan that were originally due in May of 2007 and 2008.  As required by SFAS No. 123(R), the Company recorded an excess tax benefit related to stock-based compensation of $2 million as a financing activity.  The Company declared and paid a $0.09 per share dividend during the first quarter of 2006 totaling $14 million, as compared with a $0.075 per share dividend during the first quarter of 2005, which totaled $12 million.  The Company received proceeds from the issuance of common stock in connection with employee stock programs of $3 million and $6 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. In the first quarter of 2006, the Company’s Board of Directors authorized a $150 million, 3-year share repurchase program.  Under the share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock, from time to time, depending on market conditions, availability of other investment opportunities and other factors.  As part of the authorized purchase program, the Company purchased 334,200 shares of its common stock during the first quarter of 2006 for approximately $8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2006, except for the following.

          The Company estimates the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 2 to our condensed consolidated financial statements. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 10 to 15 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 3 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 5 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

          The Black-Scholes option valuation model requires the use of subjective assumptions.  Changes in these assumptions can materially affect the fair value of the options. The Company may elect to use different assumptions under the Black-Scholes option pricing model in the future if there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors that become known over time.

          The guidance in SFAS No. 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

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

Item 4. Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 29, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2006 in alerting them in a timely manner to all material information required to be disclosed in this report.

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

          These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims. Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, and uniforms.

Item 1A.  Risk Factors

No material changes to the risk factors disclosed in the 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

          This table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2006:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

Jan. 29, 2006 through Feb. 25, 2006	—	—	—	$150,000,000
Feb. 26, 2006 through Apr. 1, 2006	204,200	$23.95	204,200	$145,109,198
Apr. 2, 2006 through Apr. 29, 2006	130,000	$23.71	130,000	$142,027,139

Total	334,200	$23.86	334,200

(1)

On February 15, 2006, the Company announced that the Board of Directors authorized the purchase of up to $150 million of the Company’s common stock.  This authorization will terminate on January 31, 2009.  The Company’s prior authorization expired on February 3, 2006.

Item 6. Exhibit
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 1, 2006	(Company)

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