Form 10-Q
period 2006-07-29
FOOT LOCKER INC
filed 2006-08-31
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Number of shares of Common Stock outstanding at August 26, 2006: 155,582,754

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	July 29, 2006	July 30, 2005	January 28, 2006

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$185	$199	$289
Short-term investments	133	161	298

Total cash, cash equivalents and short-term investments	318	360	587
Merchandise inventories	1,477	1,379	1,254
Other current assets	187	187	173

	1,982	1,926	2,014
Property and equipment, net	667	695	675
Deferred taxes	214	191	147
Goodwill and intangible assets	376	387	380
Other assets	94	97	96

	$3,333	$3,296	$3,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$441	$454	$361
Accrued expenses and other current liabilities	228	303	305
Current portion of long-term debt and obligations under capital leases	22	18	51

	691	775	717
Long-term debt and obligations under capital leases	249	330	275
Other liabilities	307	296	293

	1,247	1,401	1,285
Shareholders’ equity
Common stock and paid-in capital: 157,682,405, 157,035,992 and 155,503,606 shares, respectively	645	624	635
Retained earnings	1,646	1,465	1,601
Accumulated other comprehensive loss	(158)	(190)	(171)
Less: Treasury stock at cost: 2,105,662, 172,037 and 1,776,287 shares, respectively	(47)	(4)	(38)

Total shareholders’ equity	2,086	1,895	2,027

	$3,333	$3,296	$3,312

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Sales	$1,303	$1,304	$2,668	$2,681
Costs and Expenses
Cost of sales	942	927	1,888	1,886
Selling, general and administrative expenses	273	265	556	548
Depreciation and amortization	44	41	87	82
Impairment charge	17	—	17	—
Interest expense, net	1	3	2	6
Other expense (income)	1	(3)	1	(3)

	1,278	1,233	2,551	2,519

Income before income taxes and cumulative effect of accounting change	25	71	117	162
Income tax expense	11	27	45	60

Income before cumulative effect of accounting change	14	44	72	102
Cumulative effect of accounting change, net of income tax of $-	—	—	1	—

Net income	$14	$44	$73	$102

Basic earnings per share:
Income before cumulative effect of accounting change	$0.09	$0.29	$0.46	$0.66
Cumulative effect of accounting change	—	—	0.01	—

Net income	$0.09	$0.29	$0.47	$0.66

Weighted-average common shares outstanding	154.9	155.6	154.2	155.3
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.09	$0.28	$0.46	$0.65
Cumulative effect of accounting change	—	—	0.01	—

Net income	$0.09	$0.28	$0.47	$0.65

Weighted-average common shares assuming dilution	156.7	158.3	156.7	158.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net income	$14	$44	$73	$102
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	8	(25)	13	(28)

Comprehensive income	$22	$19	$86	$74

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Twenty-six weeks ended

	July 29, 2006	July 30, 2005

From Operating Activities:
Net income	$73	$102
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charge	17	—
Cumulative effect of accounting change, net of tax	(1)	—
Depreciation and amortization	87	82
Deferred income taxes	(54)	(6)
Stock based compensation expense	5	—
Change in assets and liabilities:
Merchandise inventories	(215)	(242)
Accounts payable and other accruals	53	100
Pension contributions	(68)	(19)
Other, net	(8)	(37)

Net cash used in operating activities	(111)	(20)

From Investing Activities:
Lease acquisition costs	(2)	(5)
Purchases of short-term investments	(1,003)	(1,706)
Sales of short-term investments	1,168	1,812
Proceeds from foreign currency option contracts, net	—	3
Capital expenditures	(80)	(77)

Net cash provided by investing activities	83	27

From Financing Activities:
Reduction in long-term debt	(50)	(18)
Issuance of common stock, net	7	11
Purchase of treasury stock	(8)	(3)
Excess tax benefit from stock based compensation	2	—
Dividends paid	(28)	(23)

Net cash used in financing activities	(77)	(33)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	1	—

Net change in Cash and Cash Equivalents	(104)	(26)
Cash and Cash Equivalents at beginning of year	289	225

Cash and Cash Equivalents at end of interim period	$185	$199

Cash paid during the period:
Interest	$9	$11
Income taxes	$108	$69

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

          Basis of Presentation.     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2006. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included. The results for the twenty-six weeks ended July 29, 2006 are not necessarily indicative of the results expected for the year.

          Stock-Based Compensation.     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations, (“SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and, therefore, will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to unvested stock options, restricted shares and stock appreciation rights and issuances under the employee stock purchase plan outstanding as of January 29, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and any new share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards over the vesting term.

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

          The Company has recorded an additional $2 million and $3 million of stock-based compensation expense, net of estimated forfeitures, during the thirteen and twenty-six weeks ended July 29, 2006 as a result of its adoption of SFAS No. 123(R). During the first quarter of 2006, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred, however under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See Note 2 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

          SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the twenty-six weeks ended July 29, 2006, the Company recorded an excess tax benefit of $2 million as a financing cash flow as required by the standard.

          Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury.  The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

          The following table illustrates the effect on net income and earnings per common share for the thirteen and twenty-six weeks ended July 30, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 30, 2005

Net income, as reported	$44	$102
Compensation expense included in reported net income, net of income tax benefit	1	2
Total compensation expense under SFAS No. 123, net of income tax benefit	(2)	(4)

Pro forma net income	$43	$100
Earnings per common share:
Basic – as reported	$0.29	$0.66
Basic – pro forma	$0.28	$0.64
Diluted – as reported	$0.28	$0.65
Diluted – pro forma	$0.27	$0.63

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

Employee Stock Purchase Plan

          The Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”) terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Employee Stock Purchase Plan”), which expired in June 2004. Under the Company’s 2003 Employee Stock Purchase Plan participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005.  Of the 3,000,000 shares of common stock authorized for purchase under this plan, 1,191 participating employees purchased 237,353 shares in 2005 and 806 participating employees purchased 105,123 shares as of July 29,  2006.

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

          The Company estimates the expected term of share-based awards granted using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior.  The expected term for the Company’s employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock.  The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience.

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

         The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

	Thirteen weeks ended		Twenty-six weeks ended

Stock Option Plans:	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Weighted-average risk free rate of interest	4.98%	3.66%	4.68%	3.97%
Expected volatility	30%	27%	30%	28%
Weighted-average expected award life	2.26 years	3.71 years	3.96 years	3.78 years
Dividend yield	1.6%	1.2%	1.5%	1.1%
Weighted-average fair value	$4.36	$6.04	$6.32	$6.81

	Thirteen weeks ended		Twenty-six weeks ended

Stock Purchase Plan:	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Weighted-average risk free rate of interest	5.00%	3.37%	3.82%	3.37%
Expected volatility	22%	26%	23%	27%
Weighted-average expected award life	1.0 year	.7 year	1.0 year	.7 year
Dividend yield	1.6%	—%	1.3%	—%
Weighted-average fair value	$4.49	$3.08	$4.91	$4.82

The information set forth in the following table covers options granted under the Company’s stock option plans:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted Average Exercise Price

Options outstanding at the beginning of the year	5,962		$18.45
Granted	749		23.87
Exercised	(331)		14.39
Expired or canceled	(167)		24.05
Options outstanding at July 29, 2006	6,213	6.4	19.16
Options exercisable at July 29, 2006	4,518	5.4	16.92
Options available for future grant at July 29, 2006	4,979

The total intrinsic value of options exercised during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $2 million.  The total intrinsic value of options exercised during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $4 million and $6 million, respectively.  The aggregate intrinsic value for stock options outstanding and exercisable as of July 29, 2006 was $46 million and $43 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. The Company received $5 million and $7 million in cash from option exercises for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.   The tax benefit realized by the Company on the stock option exercises for the twenty-six weeks ended July 29, 2006 was approximately $1 million.

The following table summarizes information about stock options outstanding and exercisable at July 29, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(in thousands, except price per share)
$ 4.53 $ 11.91	1,580	5.4	$10.62	1,580	$10.62
$ 12.31 $ 16.02	1,335	5.4	$14.92	1,335	$14.92
$ 16.19 $ 25.28	1,535	6.3	$23.16	682	$22.92
$ 25.37 $ 28.16	1,743	8.1	$26.53	915	$26.15
$ 28.50 $ 28.50	20	8.6	$28.50	7	$28.50

$ 4.53 $ 28.50	6,213	6.4	$19.16	4,519	$16.92

Changes in the Company’s nonvested options for the twenty-six weeks ended July 29, 2006 are summarized as follows:

	Number of shares	Weighted average grant date fair value per share

	(in thousands)
Nonvested at January 29, 2006	1,920	$23.59
Granted	749	23.87
Vested	(921)	21.01
Canceled	(53)	22.76
Nonvested at July 29, 2006	1,695	25.15

As of July 29, 2006, there was $5 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.25 years.

Restricted Shares

          Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted stock activity for the twenty-six weeks ended July 29, 2006 and July 30, 2005 is summarized as follows:

	July 29, 2006 Number of shares	July 30, 2005 Number of shares

	(in thousands)	(in thousands)
Outstanding at beginning of the year	1,041	1,177
Granted	126	215
Vested	(600)	(105)
Canceled or forfeited	(15)	(91)

Outstanding at July 29, 2006	552	1,196

Aggregate value	$14.0 million	$20.8 million
Weighted average remaining contractual life	1.29 years	1.06 years

The weighted average grant-date fair value per share was $23.92 for the first quarter of 2006. No additional grants were made during the second quarter of 2006. The weighted average grant dated fair value was $27.40 for the first quarter of 2005 and $25.85 for the second quarter of 2005.  The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $7 million and $2 million, respectively.  As of July 29, 2006, there was $6 million of total unrecognized compensation cost, related to nonvested restricted stock awards.

3.        Impairment of Long-Lived Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value.  The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital.  The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.  During the second quarter ended July 29, 2006, the Company recorded an impairment charge of $17 million ($12 million after-tax) to write-down long-lived assets such as store fixtures and leasehold improvements in 69 stores in the European operations to their estimated fair value. No impairment charges were recorded during the twenty-six weeks ended July 30, 2005.

4.        Goodwill and Intangible Assets

          The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2006 and 2005, the Company completed its annual reviews of goodwill, which did not result in an impairment charge. Additionally, the Company performed a review of the goodwill associated with the Company’s operations in Europe, as a result of the SFAS No. 144 recoverability analysis.  This analysis did not result in an impairment charge.

Goodwill (in millions)	July 29, 2006	July 30, 2005	January 28, 2006

Athletic Stores	$184	$184	$183
Direct-to-Customers	80	80	80

	$264	$264	$263

          The effect of foreign exchange fluctuations on goodwill at July 29, 2006 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	July 29, 2006			July 30, 2005			January 28, 2006

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$4	$—	$4	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$173	$(88)	$85	$163	$(70)	$93	$165	$(77)	$88
Trademark	21	(2)	19	21	(1)	20	21	(2)	19
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(5)	4	9	(3)	6	10	(4)	6

Total finite life intangible assets	$204	$(96)	$108	$194	$(75)	$119	$197	$(84)	$113

Total intangible assets	$208	$(96)	$112	$198	$(75)	$123	$201	$(84)	$117

          Intangible assets not subject to amortization at July 29, 2006, July 30, 2005 and January 28, 2006 include the trademark related to the 11 stores acquired in the Republic of Ireland with a value of $3 million.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at July 29, 2006, July 30, 2005 and January 28, 2006.

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

          The weighted-average amortization period as of July 29, 2006 was approximately 12.3 years. Amortization expense was $4 million and  $5 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Amortization expense was $9 million and $10 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.  Additionally, for the twenty-six week period ended July 29, 2006, net intangible activity includes additional lease acquisition costs of $2 million and the effect of the strengthening of the euro as compared with the U.S. dollar of $2 million.

Annual estimated amortization expense is expected to be approximately $10 million for the remainder of 2006, $19 million for 2007, $16 million for 2008, $14 million for 2009 and $12 million for 2010.

5.      Long-term debt

Term Loan

          In February 2006, the Company repaid $50 million of its 5-year $175 million term loan. The payment was made in advance of the originally scheduled payment dates of  May 19, 2007 and May 19, 2008, as permitted by the agreement.  The balance remaining at July 29, 2006 is $90 million.  On July 31, 2006, subsequent to the end of the second quarter, the Company settled the repurchase of $22 million of its 8.50 percent debentures payable in 2022 at a $1 million discount from face value.  As a result, $22 million of the debentures are reflected as the current portion of long-term debt and obligations under capital leases in the Company’s Condensed Consolidated Balance Sheet at July 29, 2006.

6.       Derivative Financial Instruments

Foreign Exchange Risk Management – Derivative Holdings Designated as Hedges

          Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory, and income/losses recognized in the income statement  were not material for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005.

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, creating a €100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  In February 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries.  The Company entered into a 10-year cross currency swap, creating a CAD $40 million liability and a $35 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month CAD B.A. and one-month U.S. LIBOR rates, respectively.  Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions, which will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet.  The amount recorded within the foreign currency translation adjustment during the thirteen and twenty-six weeks ended July 29, 2006, decreased shareholders’ equity by $2 million and by $4 million, respectively, net of tax.

Foreign Exchange Risk Management – Derivative Holdings Designated as Non-Hedges

          The Company had foreign currency option contracts with a total notional amount of €20 million outstanding at the end of the first quarter of 2006, and purchased an additional foreign currency option contract with a total notional amount of €65 million in May 2006, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2006 foreign currency denominated earnings. During the second quarter of 2006, €20 million of these contracts expired. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid on option contracts were not significant for the thirteen weeks ended July 29, 2006 and were $1 million for the twenty-six weeks ended July 29, 2006.  Changes in the fair market value of option contracts were not significant for the thirteen and twenty-six weeks ended July 29, 2006.

          In addition, the Company has forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At July 29, 2006, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $101 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

Interest Rate Management

          The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which totaled 8.82 percent at July 29, 2006.

Fair Value

          The fair value of foreign exchange derivative contracts and interest rate swaps recorded in the Company’s Condensed Consolidated Balance Sheets are as follows:

(in millions)	July 29, 2006	July 30, 2005	January 28, 2006

Current assets	$1	$—	$—
Non-current assets	—	3	1
Current liabilities	1	1	1
Non-current liabilities	11	1	2

7.        Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	July 29, 2006	July 30, 2005	January 28, 2006

Foreign currency translation adjustments	$23	$7	$10
Minimum pension liability adjustment	(181)	(196)	(181)
Fair value of derivatives designated as hedges	—	(1)	—

	$(158)	$(190)	$(171)

8.       Earnings Per Share

          Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.  The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share.

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Numerator:
Net income	$14	$44	$73	$102

Denominator:
Weighted-average common shares outstanding	154.9	155.6	154.2	155.3
Effect of Dilution:
Stock options and awards	1.8	2.7	2.5	2.9

Weighted-average common shares assuming dilution	156.7	158.3	156.7	158.2

          Options to purchase 2.9 million and 0.9 million shares of common stock were not included in the computation for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Options to purchase 2.8 million and 0.6 million shares of common stock were not included in the computation for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.        Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 are presented below. Division profit reflects income before income taxes and cumulative effect of accounting change, corporate expense, non-operating income and net interest expense.

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Sales:
Athletic Stores	$1,228	$1,231	$2,501	$2,520
Direct-to-Customers	75	73	167	161

Total sales	$1,303	$1,304	$2,668	$2,681

Operating results:
Athletic Stores (1)	$35	$78	$134	$176
Direct-to-Customers	7	7	19	19

Division profit	42	85	153	195
Restructuring charge (2)	1		1
Corporate expense, net	14	14	32	30

Operating profit	27	71	120	165
Other expense (income) (3)	1	(3)	1	(3)
Interest expense, net	1	3	2	6

Income before income taxes and cumulative effect of accounting change	$25	$71	$117	$162

(1)	The thirteen and twenty-six weeks ended July 29, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.
(2)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Other expense for the thirteen and twenty-six week periods primarily represents premiums paid on foreign currency option contracts offset, in part, by changes in the fair value of these contracts.  Other income for the prior year comparable periods represent a net gain on foreign currency option contracts.  The Company enters into these contracts to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

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

	Pension Benefits				Postretirement Benefits

	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Service cost	$3	$2	$5	$4	$—	$—	$—	$—
Interest cost	9	9	18	18	—	—	—	—
Expected return on plan assets	(14)	(12)	(28)	(24)	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—	—	—
Amortization of net loss (gain)	3	3	6	7	(2)	(3)	(5)	(6)

Net benefit cost (income)	$1	$2	$1	$5	$(2)	$(3)	$(5)	$(6)

          The Company’s U.S. pension plan is a defendant in a class action in federal court in New York. The complaint alleges that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination provisions, as a result of the Company’s conversion of its defined benefit pension plan to a defined benefit pension plan with a cash balance feature.  As this matter is in the preliminary stages of proceedings, a final outcome cannot be determined at this time.

11.     Recent Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4.” This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 as of January 29, 2006, resulting in increased freight costs of approximately $3 million for the twenty-six weeks ended July 29, 2006, which is included in cost of sales.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

          In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

          In July 2006, the FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,’’  (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective as of the beginning of the Company’s fiscal year 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the provisions of FIN 48.

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

STORE COUNT

          At July 29, 2006, the Company operated 3,894 stores as compared with 3,921 at January 28, 2006. During the first half of 2006, the Company opened 55 stores, closed 82 stores and remodeled or relocated 214 stores.

          In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker Stores, subject to certain restrictions, located with in the Middle East.  The first two of these franchised stores opened during the second quarter of 2006.  Revenue from the two franchised stores was not significant for the thirteen and twenty-six weeks ended July 29, 2006.  The Company anticipates that three additional franchised stores will be opened in the Middle East during the remainder of 2006.  These stores are not included in the Company’s operating store count.

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

The following table summarizes sales by segment:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Athletic Stores	$1,228	$1,231	$2,501	$2,520
Direct-to-Customers	75	73	167	161

Total sales	$1,303	$1,304	$2,668	$2,681

The following table summarizes operating profit by segment:

	Thirteen weeks ended		Twenty-six weeks ended

(in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Athletic Stores (1)	$35	$78	$134	$176
Direct-to-Customers	7	7	19	19

Division profit (2)	42	85	153	195
Restructuring charge (3)	1	—	1	—
Corporate expense, net	14	14	32	30

Operating profit	27	71	120	165
Other expense (income)	1	(3)	1	(3)
Interest expense, net	1	3	2	6

Income before income taxes and cumulative effect of accounting change	$25	$71	$117	$162

(1)	The thirteen and twenty-six weeks ended July 29, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.
(2)	Division profit reflects income before income taxes and cumulative effect of accounting change, corporate expense, non-operating income and net interest expense.
(3)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

          Sales of $1,303 million for the second quarter of 2006 decreased 0.1 percent from sales of $1,304 million for the second quarter of 2005.   For the twenty-six weeks ended July 29, 2006, sales of $2,668 million decreased 0.5 percent from sales of $2,681 million for the twenty-six week period ended July 30, 2005.  Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and twenty-six week periods decreased 1.2 percent and 0.5 percent, respectively, as compared with the corresponding periods.  Comparable-store sales decreased by 1.3 percent and 0.4 percent for the thirteen and twenty-six weeks ended July 29, 2006, respectively.  The decline in sales for both the thirteen and twenty-six weeks ended July 29, 2006 primarily relates to the Company’s operations in Europe.

          Gross margin, as a percentage of sales, of 27.7 percent for the thirteen weeks ended July 29, 2006 decreased as compared with 28.9 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.2 percent for the twenty-six weeks ended July 29, 2006 decreased as compared with 29.7 percent in the corresponding prior-year period. The second quarter of 2006 was negatively affected by increased markdowns to maintain inventories current.  The twenty-six weeks ended July 29, 2006 was negatively affected by lower sales, which resulted in increased occupancy costs, as a percentage of sales.  The effect of vendor allowances was not significant for the thirteen-week period of 2006. However, vendor allowances for the twenty-six weeks ended July 29, 2006, as compared with the corresponding prior year period, improved gross margin by approximately 20 basis points.

          Other expense for the thirteen and twenty-six week periods ended July 29, 2006 primarily represents premiums paid on foreign currency option contracts offset, in part, by changes in the fair value of these contracts.  Other income for the prior year comparable periods represent a net gain on foreign currency option contracts.  The Company enters into these contracts to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

Segment Analysis

          Athletic Stores sales decreased by 0.2 percent and 0.8 percent for the thirteen and twenty-six weeks ended July 29, 2006, respectively, as compared with the corresponding prior year periods.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 1.4 percent and 0.7 percent for the thirteen and twenty-six weeks ended July 29, 2006, respectively, as compared with the corresponding prior year periods.  Comparable-store sales decreased by 1.5 percent and 0.6 percent for the thirteen and twenty-six weeks ended July 29, 2006, respectively. The decline in sales for the thirteen and twenty-six weeks ended July 29, 2006 primarily represented a decline in Foot Locker Europe’s sales due to a more competitive athletic retail market. This decline was offset, in part, by increases in the Champs Sports and Footaction formats, which benefited from increased sales of higher-priced marquee footwear and private label apparel.

          Included in the Athletic Stores division profit for the second quarter of 2006 is an impairment charge of $17 million, consistent with the Company’s recoverability of long-lived assets policy.  The charge was comprised primarily of stores located in the U.K and France. As previously disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company was monitoring the progress of the European operations and the possible analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.  Foot Locker Europe’s decreased sales contributed to a significant decline in division profit during the second quarter of 2006, as compared with the corresponding prior year period. This combined with a lower outlook for the balance of 2006 necessitated an analysis of recoverability and resulting write-down of 69 stores.  The negative sales results in Foot Locker Europe were principally the result of a fashion shift from higher priced marquee footwear to lower priced low profile footwear styles and a highly competitive retail environment, particularly for the sale of low profile footwear styles.  Foot Locker Europe’s results for the second quarter of 2006 were also negatively affected by a slowing demand for its athletic apparel offerings.  Excluding the impairment charge, Athletic Stores division profit decreased by 33.3 percent and 14.2 percent for the thirteen and twenty-six week periods ended July 29, 2006 as compared with the corresponding prior-year periods.  For the thirteen weeks ended July 29, 2006, the domestic Foot Locker division declined as compared with the corresponding prior year period due to a shift in the back-to-school shopping season in certain markets. The significant decline in Foot Locker Europe’s division profit was somewhat offset by profit increases in the Footaction, Kids Foot Locker and Champs Sports formats for the year-to-date period ended July 29, 2006.

          Direct-to-Customers sales increased by 2.7 percent to $75 million and by 3.7 percent to $167 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively, as compared with the corresponding prior-year periods.  Internet sales increased by 14.9 percent to $54 million and by 15.5 percent to $119 million for the thirteen and twenty-six weeks ended July 29, 2006, as compared with the corresponding prior year period.  Increases in Internet sales were offset, in part, by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

          Direct-to-Customers division profit for thirteen and twenty-six weeks ended July 29, 2006 as compared with the corresponding prior year period was essentially unchanged. Division profit, as a percentage of sales, decreased to 9.3 percent in the second quarter of 2006 from 9.6 percent in the corresponding prior-year period. Division profit, as a percentage of sales, remained essentially flat in the first half of 2006 from the corresponding prior-year period.

Corporate Expense

          Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  Corporate expense of $14 million for the thirteen weeks ended July 29, 2006 includes the effect of the adoption of SFAS No. 123(R) of $2 million, reduced incentive compensation expense of $3 million and a charge for an anticipated legal settlement of $2 million.  Corporate expense for the twenty-six weeks ended July 29, 2006 increased by $2 million to $32 million from the same period in the prior year.  The increase includes a charge of $2 million for an anticipated legal settlement and the effect of SFAS No. 123 (R), which resulted in additional compensation expense of $3 million, offset by reduced incentive compensation expense of $3 million.

Selling, General and Administrative

          Selling, general and administrative expenses (“SG&A”) of $273 million increased by $8 million, or 3.0 percent, in the second quarter of 2006 as compared with the corresponding prior-year period.  SG&A of $556 million increased by $8 million, or 1.5 percent, in the first half of 2006 as compared with the corresponding prior-year period.    SG&A, as a percentage of sales, increased to 20.9 percent for the thirteen weeks ended July 29, 2006 as compared with 20.3 percent in the corresponding prior-year period.  SG&A, as a percentage of sales, increased to 20.8 percent for the twenty-six weeks ended July 29, 2006 as compared with 20.4 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased $5 million and $10 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively as compared with the corresponding prior year periods.  For the thirteen and twenty-six weeks ended July 29, 2006, SG&A increased primarily as a result of incremental personnel costs, including the adoption of SFAS No. 123(R) as discussed above.

Depreciation and Amortization

          Depreciation and amortization increased by $3 million in the second quarter of 2006 to $44 million as compared with $41 million for the second quarter of 2005.  Depreciation and amortization increased by $5 million in the first half of 2006 to $87 million as compared with $82 million for the first half of 2005.  The increases represent additional depreciation associated with the Company’s capital expenditures including leasehold improvements for new stores, remodeling or relocations of existing stores, and point-of-sale equipment.

Interest Expense

          Net interest expense of $1 million decreased by $2 million for the thirteen weeks ended July 29, 2006 as compared with the corresponding prior-year period. Interest expense was $6 million for the thirteen week periods ended July 29, 2006 and July 30, 2005.  Interest expense was $11 million and $12 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively.   Interest income increased to $5 million and $9 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively, from $3 million and $6 million for the thirteen and twenty-six weeks ended July 30, 2005, respectively.  The increase in interest income is primarily the result of higher average interest rates on cash and cash equivalents, an increase in short-term investment income due to a higher rate of return and the Company’s cross currency swaps which reduced interest expense by approximately $1 million and $2 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively.

Income Taxes

          The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 29, 2006 was 44.2 percent and 38.4 percent as compared with 37.7 percent and 37.1 percent for the corresponding prior-year periods.  The Company’s U.S. tax rate is generally higher than that of the Company’s European operations.  The increased effective rate in 2006 is a result of a change in the mix of U.S. and international profits and the $17 million impairment charge recorded relating to the Company’s European operations.  The Company expects its effective tax rate to approximate  37.5 percent for each of the remaining quarters of 2006.  The actual rate will largely depend on the percentage of the Company’s income earned in the U.S. versus international operations.

Net Income

          Net income of $14 million, or $0.09 per diluted share, for the thirteen weeks ended July 29, 2006 decreased by $0.19 per diluted share from $44 million, or $0.28 per diluted share, for the thirteen weeks ended July 30, 2005.  The thirteen weeks ended July 29, 2006 reflects a non-cash impairment charge of $17 million ($12 million after-tax), or $0.08 per diluted share, to write-down the value of long-lived assets of underperforming stores in the Company’s European operations. Net income of $73 million, or $0.47 per diluted share, for the twenty-six weeks ended July 29, 2006 decreased by $0.18 per diluted share from $102 million, or $0.65 per diluted share, for the twenty-six weeks ended July 30, 2005.  Excluding the impairment charge, net income declined by $17 million or $0.10 per diluted share. During the first quarter of 2006, the Company adopted SFAS No. 123(R) and recorded a cumulative effect of a change in accounting of approximately $1 million, or $0.01 per diluted share, to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred, however, under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term.

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

          Net cash used in operating activities was $111 million for the twenty-six weeks ended July 29, 2006 and was $20 million for the twenty-six weeks ended July 30, 2005. These amounts reflect net income adjusted for non-cash items and working capital changes.  During the second quarter of 2006, the Company recorded a non-cash impairment charge of $17 million related to the operations in Europe. Inventory, net of Accounts Payable and other accruals spending increased $20 million for the first half of 2006, as compared with the first half of 2005. The increase in inventory as compared with the prior year period is primarily the result of the shortfall in sales. The Company’s deferred taxes increased $54 million for the first half of 2006 primarily as a result of the expiration of U.S. bonus depreciation deductions, the tax associated with the Foot Locker Europe impairment charge and pension funding. Additionally, the Company contributed $68 million to its U.S. and Canadian qualified pension plans in February 2006, as compared with contributions of $19 million to its U.S. and Canadian qualified pension plans in February 2005.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Net cash provided by investing activities was $83 million for the twenty-six weeks ended July 29, 2006 and was $27 million for the twenty-six weeks ended July 30, 2005.  The Company’s sales of short-term investments, net of purchases, increased by $59 million to $165 million in the first half of 2006 as compared with net sales of $106 million in the first half of 2005. Total projected capital expenditures of $166 million for 2006 comprise $136 million for new store openings and modernizations of existing stores and $30 million for the development of information systems and other support facilities. This represents a decline of approximately $19 million from what was originally planned, as the Company now expects to open fewer stores. In addition, planned lease acquisition costs are $4 million and primarily relate to securing leases for the Company’s European operations. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Net cash used in financing activities for the Company’s operations was $77 million for the twenty-six weeks ended July 29, 2006 and was $33 million for the twenty-six weeks ended July 30, 2005.  During the first quarter of 2006, the Company made payments of $50 million related to its term loan that were originally due in May of 2007 and 2008.  As required by SFAS No. 123(R), the Company recorded an excess tax benefit related to stock-based compensation of $2 million as a financing activity. The Company declared and paid a $0.09 per share dividend during the first and second quarters of 2006 totaling $28 million, as compared with a $0.075 per share dividend during the first and second quarters of 2005, which totaled $23 million.  The Company received proceeds from in connection with employee stock programs of $7 million and $11 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.  As part of an authorized purchase program, the Company purchased 334,200 shares of its common stock during the first quarter of 2006 for approximately $8 million. There were no common stock purchases during the second quarter of 2006.

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

Item 4. Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 29, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2006 in alerting them in a timely manner to all material information required to be disclosed in this report.

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

          These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims. Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, and uniforms. In addition, the Company’s U.S. pension plan is a defendant in a class action in federal court in New York.  The complaint alleges that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination provisions, as a result of the Company’s conversion of its defined benefit pension plan to a defined pension plan with a cash balance feature.  As this matter is the preliminary stages of proceedings, a final outcome cannot be determined at this time.

Item 1A.  Risk Factors

No material changes to the risk factors disclosed in the 2005 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company’s annual meeting of shareholders was held on May 24, 2006.  There were represented at the meeting, in person or by proxy, 141,001,976 shares of Common Stock, par value $0.01 per share, which represented 90.7 percent of the shares outstanding on March 31, 2006, the record date for the meeting.

(b)

Matthew M. McKenna was elected as a director in Class II for a two-year term ending at the annual meeting of shareholders in 2008.  Each of Alan D. Feldman, Jarobin Gilbert Jr., David Y. Schwartz and Cheryl Nido Turpin was elected as a director in Class III for a three-year term ending at the annual meeting of shareholders of the Company in 2009.  All of these individuals, excluding Mr. McKenna, previously served as directors of the Company. Purdy Crawford, Nicholas DiPaolo, Philip H. Geier Jr., James E. Preston, Matthew D. Serra, Christopher A. Sinclair and Dona D. Young, having previously been elected directors of the Company for terms continuing beyond the 2006 annual meeting of shareholders, continue in office as directors of the Company.

(c)	The matters voted upon and the results of the voting were as follows:

(1)	Election of Directors:

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Alan D. Feldman	135,581,036	5,420,940	0
Jarobin Gilbert Jr.	134,959,488	6,042,488	0
Matthew M. McKenna	135,647,214	5,354,762	0
David Y. Schwartz	135,636,919	5,365,057	0
Cheryl Nido Turpin	137,400,732	3,601,244	0

(2)	Proposal to ratify the appointment of independent accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes

140,189,078	751,920	60,976	0

(3)	Proposal to approve the performance goals under the long-term incentive compensation plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes

137,357,191	3,517,203	127,582	0

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: August 31, 2006	(Company)

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