Form 10-Q
period 2006-10-28
FOOT LOCKER INC
filed 2006-11-30
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of Common Stock outstanding at November 17, 2006:  155,645,254

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	October 28, 2006	October 29, 2005	January 28, 2006

	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$127	$169	$289
Short-term investments	136	221	298

Total cash, cash equivalents and short-term investments	263	390	587
Merchandise inventories	1,473	1,400	1,254
Other current assets	212	191	173

	1,948	1,981	2,014
Property and equipment, net	663	686	675
Deferred taxes	196	209	147
Goodwill and intangible assets	372	383	380
Other assets	92	96	96

	$3,271	$3,355	$3,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$356	$451	$361
Accrued expenses and other current liabilities	243	312	305
Current portion of long-term debt and obligations under capital leases	—	18	51

	599	781	717
Long-term debt and obligations under capital leases	235	327	275
Other liabilities	299	307	293

	1,133	1,415	1,285
Shareholders’ equity
Common stock and paid-in capital: 157,750,905, 157,067,660 and 157,279,893 shares, respectively	649	626	635
Retained earnings	1,697	1,520	1,601
Accumulated other comprehensive loss	(161)	(184)	(171)
Less: Treasury stock at cost: 2,105,662, 1,011,687 and 1,776,287 shares, respectively	(47)	(22)	(38)
Total shareholders’ equity	2,138	1,940	2,027

	$3,271	$3,355	$3,312

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Sales	$1,430	$1,408	$4,098	$4,089
Costs and Expenses
Cost of sales	1,008	978	2,896	2,864
Selling, general and administrative expenses	284	280	840	828
Depreciation and amortization	44	46	131	128
Impairment charge	—	—	17	—
Interest expense, net	1	2	3	8
Other expense (income)	(8)	—	(7)	(3)

	1,329	1,306	3,880	3,825

Income from continuing operations before income taxes	101	102	218	264
Income tax expense	36	37	81	97

Income from continuing operations	65	65	137	167

Income from disposal of discontinued operations, net of income tax benefit of $-, $3, $- and $3, respectively	—	1	—	1
Cumulative effect of accounting change, net of income tax of $-	—	—	1	—

Net income	$65	$66	$138	$168

Basic earnings per share:
Income from continuing operations	$0.42	$0.42	$0.88	$1.08
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	0.01	—

Net income	$0.42	$0.43	$0.89	$1.09

Weighted-average common shares outstanding	155.0	155.2	153.7	155.3
Diluted earnings per share:
Income from continuing operations	$0.42	$0.41	$0.88	$1.06
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	—	—

Net income	$0.42	$0.42	$0.88	$1.07

Weighted-average common shares assuming dilution	156.8	157.4	156.8	157.9

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net income	$65	$66	$138	$168
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	(3)	5	10	(23)
Change in fair value of derivatives/reclassification adjustments	—	1	—	1

Comprehensive income	$62	$72	$148	$146

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Thirty-nine weeks ended

	October 28, 2006	October 29, 2005

From Operating Activities:
Net income	$138	$168
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continued operations:
Income from disposal of discontinued operations, net of tax	—	(1)
Impairment charge	17	—
Cumulative effect of accounting change, net of tax	(1)	—
Depreciation and amortization	131	128
Deferred income taxes	(40)	(8)
Stock based compensation expense	7	5
Change in assets and liabilities:
Merchandise inventories	(213)	(260)
Accounts payable and other accruals	(12)	93
Pension contributions	(68)	(25)
Other, net	(30)	(26)

Net cash (used in) provided by operating activities of continuing operations	(71)	74

From Investing Activities:
Lease termination proceeds	4	—
Lease acquisition costs	(3)	(6)
Purchases of short-term investments	(1,379)	(2,328)
Sales of short-term investments	1,541	2,374
Proceeds from foreign currency option contracts, net	—	3
Acquisition, net of cash acquired	—	1
Capital expenditures	(129)	(113)

Net cash provided by (used in) investing activities of continuing operations	34	(69)

From Financing Activities:
Reduction in long-term debt	(86)	(18)
Issuance of common stock, net	8	11
Purchase of treasury stock	(8)	(20)
Excess tax benefit from stock based compensation	2	—
Dividends paid	(42)	(34)

Net cash used in financing activities of continuing operations	(126)	(61)
Net cash used in operating activities of Discontinued Operations	—	(1)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	1	1

Net change in Cash and Cash Equivalents	(162)	(56)
Cash and Cash Equivalents at beginning of year	289	225
Cash and Cash Equivalents at end of interim period	$127	$169
Cash paid during the period:
Interest	$11	$13
Income taxes	$128	$83

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

          The 2006 fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2006 will represent the 53 weeks ending February 3, 2007. Fiscal year 2005 represents the 52 weeks ended January 28, 2006.  Accordingly, the fourth quarter will have 14 weeks instead of the normal 13 weeks. The results for the thirty-nine weeks ended October 28, 2006 are not necessarily indicative of the results expected for the year ending February 3, 2007 or any other period.

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

          Prior to January 29, 2006, the Company accounted for these stock-based compensation plans in accordance with APB No. 25 and related interpretations. This method did not result in compensation cost for stock options and shares purchased under employee stock purchase plans. No compensation expense for employee stock options was recorded, as all stock options granted under the stock option plans had an exercise price that was not less than the quoted market price at the date of grant. Compensation expense was also not recorded for employee purchases of stock under the employee stock purchase plans as it was considered non-compensatory under APB No. 25. Prior to the Company’s adoption of SFAS No. 123(R), as required under the disclosure provisions of SFAS No. 123, as amended, the Company provided pro forma net income and earnings per common share for each period as if it had applied the applicable fair value method to measure stock-based compensation expense.

          The Company has recorded an additional $2 million and $5 million of stock-based compensation expense, net of estimated forfeitures, during the thirteen and thirty-nine weeks ended October 28, 2006 as a result of its adoption of SFAS No. 123(R). During the first quarter of 2006, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred, however under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See Note 2 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

          SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the thirty-nine weeks ended October 28, 2006, the Company recorded an excess tax benefit of $2 million as a financing cash flow as required by the standard.

          Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury.  The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

          The following table illustrates the effect on net income and earnings per common share for the thirteen and thirty-nine weeks ended October 29, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 29, 2005

Net income, as reported	$66	$168
Compensation expense included in reported net income, net of income tax benefit	1	3
Total compensation expense under SFAS No. 123, net of income tax benefit	(2)	(6)

Pro forma net income	$65	$165

Earnings per common share:
Basic – as reported	$0.43	$1.09
Basic – pro forma	$0.42	$1.06
Diluted – as reported	$0.42	$1.07
Diluted – pro forma	$0.41	$1.04

2.	Stock-Based Compensation

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

          In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 Stock Option and Award Plan (the “1995 Plan”) and 1986 Stock Option Plan (the “1986 Plan”). The 1995 Plan is substantially the same as the 1998 Plan. The number of shares authorized for awards under the 1995 Plan is 6,000,000 shares. The number of shares reserved for issuance as restricted stock under the 1995 Plan was 1,500,000 shares. No further awards may be made under the 1995 Plan as of March 8, 2005 under the terms of this plan. Options granted under the 1986 Plan generally became exercisable in two equal installments on the first and the second anniversaries of the date of grant. No further options may be granted under the 1986 Plan.

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

Employee Stock Purchase Plan

          The Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”) terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Employee Stock Purchase Plan”), which expired in June 2004. Under the Company’s 2003 Employee Stock Purchase Plan participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005.  Of the 3,000,000 shares of common stock authorized for purchase under this plan, 1,191 participating employees purchased 237,353 shares in 2005 and 806 participating employees purchased 105,123 shares as of October 28, 2006.

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

          The Company estimates the expected term of share-based awards granted using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior.  The expected term for the Company’s employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock.  The Company believes that the combination of historical volatility and implied volatility provides a reasonable estimate of future stock price volatility. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience.

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

          The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended

Stock Option Plans:	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Weighted-average risk free rate of interest	4.67%	3.93%	4.31%	3.97%
Expected volatility	30%	26%	29%	28%
Weighted-average expected award life	4.00	3.81	3.87	3.78
Dividend yield	1.5%	1.7%	1.3%	1.1%
Weighted-average fair value	$6.62	$4.69	$6.54	$6.81

	Thirteen weeks ended		Thirty-nine weeks ended

Stock Purchase Plan:	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Weighted-average risk free rate of interest	5.00%	3.37%	4.19%	3.37%
Expected volatility	22%	27%	22%	27%
Weighted-average expected award life	1.7		1.7
Dividend yield	1.6%	—%	1.4%	—%
Weighted-average fair value	$4.49	$5.57	$4.78	$4.42

The information set forth in the following table covers options granted under the Company’s stock option plans:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted-average Exercise Price

Options outstanding at the beginning of the year	5,962		$18.45
Granted	857		23.98
Exercised	(400)		14.42
Expired or canceled	(257)		24.73
Options outstanding at October 28, 2006	6,162	6.2	19.21
Options exercisable at October 28, 2006	4,486	5.2	16.95
Options available for future grant at October 28, 2006	4,888

          The total intrinsic value of options exercised during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $4 million and $6 million, respectively.  The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of October 28, 2006 was $34 million. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. The Company received $6 million and $7 million in cash from option exercises for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.   The tax benefit realized by the Company on the stock option exercises for the thirty-nine weeks ended October 28, 2006 was approximately $1 million.

The following table summarizes information about stock options outstanding and exercisable at October 28, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

	(in thousands, except price per share)
$ 4.53 $ 11.91	1,549	5.1	$10.63	1,549	$10.63
$ 12.31 $ 16.02	1,307	5.1	$14.90	1,307	$14.90
$ 16.19 $ 24.76	1,265	7.3	$22.70	409	$20.54
$ 25.19 $ 26.26	1,246	6.1	$25.38	925	$25.36
$ 26.41 $ 28.50	795	8.4	$27.81	296	$27.78

$ 4.53 $ 28.50	6,162	6.2	$19.21	4,486	$16.95

Changes in the Company’s nonvested options for the thirty-nine weeks ended October 28, 2006 are summarized as follows:

	Number of shares	Weighted- average grant- date fair value per share

	(in thousands)
Nonvested at January 29, 2006	1,920	$23.59
Granted	857	23.98
Vested	(844)	20.29
Canceled	(257)	24.73
Nonvested at October 28, 2006	1,676	25.28

          As of October 28, 2006, there was $5 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.09 years.

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

Restricted stock activity for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 is summarized as follows:

	October 28, 2006 Number of shares	October 29, 2005 Number of shares

	(in thousands)	(in thousands)
Outstanding at beginning of the year	1,041	1,177
Granted	157	215
Vested	(600)	(205)
Canceled or forfeited	(61)	(176)

Outstanding at the end of the period	537	1,011

Aggregate value (in millions)	$13.6	$17.4
Weighted-average remaining contractual life	1.20 years	0.87 years

          The weighted-average grant-date fair value per share was $24.08 for the thirty-nine weeks ended October 28, 2006. The weighted-average grant date fair value was $27.26 for the thirty-nine weeks ended October 29, 2005.  The total intrinsic value of awards for which restrictions lapsed during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $7 million and $4 million, respectively.  As of October 28, 2006, there was $5 million of total unrecognized compensation cost, related to nonvested restricted stock awards.

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

          The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value.  The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital.  The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.  During the second quarter of fiscal 2006, the Company recorded an impairment charge of $17 million ($12 million after-tax) to write-down long-lived assets such as store fixtures and leasehold improvements in 69 stores in the European operations to their estimated fair value. No additional impairment charges were recorded for the third quarter ended October 28, 2006.

4.       Goodwill and Intangible Assets

          The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2006 and 2005, the Company completed its annual reviews of goodwill, which did not result in an impairment charge. Additionally, in the second quarter of 2006, the Company performed a review of the goodwill associated with the Company’s operations in Europe, as a result of the SFAS No. 144 recoverability analysis.  This analysis did not result in an impairment charge.

Goodwill (in millions)	October 28, 2006	October 29, 2005	January 28, 2006

Athletic Stores	$184	$183	$183
Direct-to-Customers	80	80	80

	$264	$263	$263

          The effect of foreign exchange fluctuations on goodwill at October 28, 2006 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	October 28, 2006			October 29, 2005			January 28, 2006

(in millions)	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value	Gross value	Accum. amort.	Net value

Indefinite life intangible assets	$4	$—	$4	$4	$—	$4	$4	$—	$4

Finite life intangible assets
Lease acquisition costs	$173	$(92)	$81	$164	$(73)	$91	$165	$(77)	$88
Trademark	21	(2)	19	21	(2)	19	21	(2)	19
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(5)	4	9	(3)	6	10	(4)	6

Total finite life intangible assets	$204	$(100)	$104	$195	$(79)	$116	$197	$(84)	$113

Total intangible assets	$208	$(100)	$108	$199	$(79)	$120	$201	$(84)	$117

          Intangible assets not subject to amortization at October 28, 2006, October 29, 2005 and January 28, 2006 include the trademark related to the 11 stores acquired in the Republic of Ireland of $3 million.  The minimum pension liability, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of the U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million at October 28, 2006, October 29, 2005 and January 28, 2006.

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

          The weighted-average amortization period as of October 28, 2006 was approximately 12.3 years. Amortization expense was $5 million and $4 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. Amortization expense was $14 million both for the thirty-nine weeks ended October 28, 2006 and October 29, 2005.  Additionally, for the thirty-nine week period ended October 28, 2006, net intangible activity includes additional lease acquisition costs of $3 million and the effect of the strengthening of the euro as compared with the U.S. dollar of $2 million.  Annual estimated amortization expense is expected to be approximately $5 million for the remainder of 2006, $19 million for 2007, $17 million for 2008, $14 million for 2009 and $13 million for 2010.

5.       Long-term debt

Term Loan

          In February 2006, the Company repaid $50 million of its 5-year $175 million term loan. The payment was made in advance of the originally scheduled payment dates of May 19, 2007 and May 19, 2008, as permitted by the agreement.  The balance remaining at October 28, 2006 is $90 million of which $3 million is due on May 19, 2008 and $87 million is due on May 19, 2009.

2022 Debentures

          During the third quarter of 2006, the Company repurchased $38 million of its 8.50 percent debentures payable in 2022 at a $2 million discount from face value.  As a result, $134 million of the 2022 debentures remain outstanding as of October 28, 2006.  The fair value of the interest rate swaps was a liability of $4 million and decreased the carrying value of the Company’s 2022 debentures to $130 million.

6.       Derivative Financial Instruments

Foreign Exchange Risk Management – Derivative Holdings Designated as Hedges

          Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory, and income/losses recognized in the income statement were not material for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005.

          The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility.  In August 2005, the Company hedged a portion of its net investment in its European subsidiaries.  The Company entered into a 10-year cross currency swap, effectively creating a €100 million long-term liability and a $122 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively.  In February 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries.  The Company entered into a 10-year cross currency swap, effectively creating a CAD $40 million liability and a $35 million long-term asset.  During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month CAD B.A. and one-month U.S. LIBOR rates, respectively.

          Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions, which will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment during the thirty-nine weeks ended October 28, 2006, decreased shareholders’ equity by $3 million, net of tax.  The amount recorded for the corresponding prior-year period was an increase of $1 million, net of tax. The effect, net of tax, of the amount recorded within the foreign currency translation adjustment to shareholders’equity for the thirteen weeks ended October 28, 2006 was not significant.

Foreign Exchange Risk Management – Derivative Holdings Designated as Non-Hedges

          The Company had foreign currency option contracts with a total notional amount of €65 million outstanding at the end of the third quarter of 2006 to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2006 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid on option contracts were $1 million for the thirty-nine weeks ended October 28, 2006.  Changes in the fair market value of option contracts were not significant for the thirteen and thirty-nine weeks ended October 28, 2006.

          In addition, the Company has forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At October 28, 2006, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $96 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

Interest Rate Management

          The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which totaled 9.21 percent and 7.94 percent at October 28, 2006 and October 29, 2005, respectively.

Fair Value

          The fair value of foreign exchange derivative contracts and interest rate swaps recorded in the Company’s Condensed Consolidated Balance Sheets are as follows:

(in millions)	October 28, 2006	October 29, 2005	January 28, 2006

Current assets	$1	$1	$—
Non-current assets	—	—	1
Current liabilities	2	2	1
Non-current liabilities	9	1	2

7.        Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	October 28, 2006	October 29, 2005	January 28, 2006

Foreign currency translation adjustments	$20	$12	$10
Minimum pension liability adjustment	(181)	(196)	(181)

	$(161)	$(184)	$(171)

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

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Numerator:
Net income from continuing operations	$65	$65	$137	$167

Denominator:
Weighted-average common shares outstanding	155.0	155.2	153.7	155.3
Effect of Dilution:
Stock options and awards	1.8	2.2	3.1	2.6

Weighted-average common shares assuming dilution	156.8	157.4	156.8	157.9

          Options to purchase 2.8 million and 2.5 million shares of common stock were not included in the computation for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. Options to purchase 2.7 million and 2.1 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.       Segment Information

          Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, other expense (income) and net interest expense.

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Sales:
Athletic Stores	$1,339	$1,312	$3,840	$3,832
Direct-to-Customers	91	96	258	257

Total sales	$1,430	$1,408	$4,098	$4,089

Operating results:
Athletic Stores (1)	$99	$107	$233	$283
Direct-to-Customers	9	11	28	30

Division profit	108	118	261	313
Restructuring charge (2)	—	—	1	—
Corporate expense, net	14	14	46	44

Operating profit	94	104	214	269
Other expense (income) (3)	(8)	—	(7)	(3)
Interest expense, net	1	2	3	8

Income from continuing operations before income taxes	$101	$102	$218	$264

(1)	The thirty-nine weeks ended October 28, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Other income for the thirteen and thirty-nine week periods ended October 28, 2006 primarily represents a $3 million gain on lease termination; $3 million of insurance proceeds related to 2005 hurricanes; and a $2 million gain on debt repurchase. Additionally, the thirty-nine weeks ended October 28, 2006 includes $1 million in foreign currency option premiums. Other income for the prior year thirty-nine week period represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts. The Company enters into these contracts to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits

	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005

Service cost	$3	$3	$8	$7	$—	$—	$—	$—
Interest cost	9	9	27	27	—	—	—	—
Expected return on plan assets	(14)	(13)	(42)	(37)	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—	—	—
Amortization of net loss (gain)	3	3	9	10	(3)	(3)	(8)	(9)

Net benefit cost (income)	$1	$2	$2	$7	$(3)	$(3)	$(8)	$(9)

          Prior to the third quarter of 2006, the Company’s U.S. pension plan was a defendant in a class action in federal court in New York. The complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination provisions, as a result of the Company’s conversion of its defined benefit pension plan to a defined benefit pension plan with a cash balance feature.  On September 25, 2006, the class action was dismissed without prejudice.

11.     Other Income

          Other income for the thirteen and thirty-nine week periods ended October 28, 2006 was $8 million and $7 million, respectively. During the third quarter, the Company terminated one of its leases and received cash consideration of approximately $4 million, which resulted in a net gain of $3 million. In addition, the Company recorded a gain of $3 million on the settlement of property, plant and equipment insurance claims relating to the 2005 hurricanes. The Company and its insurers continue to review the 2005 hurricanes claims. However, the potential of future recoveries cannot be assessed at this time. Additionally, the Company repurchased long-term debt at a discount to face value of $2 million.

          The thirty-nine weeks ended October 28, 2006 includes $1 million in foreign currency option contract premiums. For the thirty-nine weeks ended October 29, 2005, other income of $3 million reflected a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

12.     Discontinued Operations

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

13.      Recent Pronouncements

           In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB 43, Chapter 4. This Statement amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 as of January 29, 2006, resulting in increased freight costs of approximately $5 million for the thirty-nine weeks ended October 28, 2006, which is included in cost of sales.

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. The Company believes that the adoption of this statement will not have an effect on its financial condition or results of operations.

          In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,  (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective as of the beginning of the Company’s fiscal year 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the provisions of FIN 48.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the provisions of SAB 108.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the provisions of SFAS No. 158.

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

STORE COUNT

          At October 28, 2006, the Company operated 3,935 stores as compared with 3,921 at January 28, 2006. During the thirty-nine weeks ended October 28, 2006, the Company opened 112 stores, closed 98 stores and remodeled or relocated 263 stores.

          In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East.  Three of these franchised stores are operational at October 28, 2006.  Revenue from the three franchised stores was not significant for the thirteen and thirty-nine weeks ended October 28, 2006.  The Company anticipates that two additional franchised stores will be opened in the Middle East during the remainder of 2006.  These stores are not included in the Company’s operating store count.

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

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005

Athletic Stores	$1,339	$1,312	$3,840	$3,832
Direct-to-Customers	91	96	258	257

Total sales	$1,430	$1,408	$4,098	$4,089

The following table summarizes operating profit by segment:

	Thirteen weeks ended		Thirty-nine weeks ended

(in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct 29, 2005

Athletic Stores (1)	$99	$107	$233	$283
Direct-to-Customers	9	11	28	30

Division profit (2)	108	118	261	313
Restructuring charge (3)	—	—	1	—
Corporate expense, net	14	14	46	44

Operating profit	94	104	214	269
Other expense (income)	(8)	—	(7)	(3)
Interest expense, net	1	2	3	8

Income from continuing operations before income taxes	$101	$102	$218	$264

(1)	The thirty-nine weeks ended October 28, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)	Division profit reflects income from continuing operations before income taxes, corporate expense, other expense (income) and net interest expense.

(3)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

        Sales of $1,430 million for the third quarter of 2006 increased 1.6 percent from sales of $1,408 million for the third quarter of 2005.   For the thirty-nine weeks ended October 28, 2006, sales of $4,098 million increased 0.2 percent from sales of $4,089 million for the thirty-nine week period ended October 29, 2005.  Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and thirty-nine week periods increased 0.6 percent and decreased 0.1 percent, respectively, as compared with the corresponding prior-year periods.  Comparable-store sales decreased by 0.3 percent and 0.4 percent for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.

          Gross margin, as a percentage of sales, of 29.5 percent for the thirteen weeks ended October 28, 2006 decreased as compared with 30.5 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.3 percent for the thirty-nine weeks ended October 28, 2006 decreased as compared with 30.0 percent in the corresponding prior-year period. The third quarter of 2006 was negatively affected by increased markdowns in the U.S. taken to drive sales and to reduce inventory levels, offset, in part, by reduced Foot Locker Europe markdowns.  Markdowns for the thirty-nine weeks ended October 28, 2006 remained essentially unchanged as compared with the corresponding prior-year period, however, the current year reflected higher markdowns in the U.S. offset by decreased markdowns in Europe.  The effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 40 basis points for the thirteen-weeks ended October 28, 2006 as compared with the thirteen-weeks ended October 29, 2005. The effect of vendor allowances on gross margin for the thirty-nine weeks ended October 28, 2006, as compared with the corresponding prior-year period, was not significant. In addition, gross margin for both the thirteen and thirty-nine weeks ended October 28, 2006 was negatively effected by lower sales, which resulted in increased occupancy costs as a percentage of sales.

          Other income for the thirteen and thirty-nine week periods ended October 28, 2006 was $8 million and $7 million, respectively. During the third quarter, the Company terminated one of its leases and received cash consideration of approximately $4 million, which resulted in a net gain of $3 million. In addition, the Company recorded a gain of $3 million on the settlement of property, plant and equipment insurance claims relating to the 2005 hurricanes. The Company and its insurers continue to review the 2005 hurricanes claims.  However, the potential of future recoveries cannot be assessed at this time. Additionally, the Company repurchased $38 million of long-term debt at a discount to face value of $2 million. The thirty-nine weeks ended October 28, 2006 includes $1 million in foreign currency option contract premiums. For the thirty-nine weeks ended October 29, 2005, other income of $3 million reflected a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

Segment Analysis

          Athletic Stores sales increased by 2.1 percent and 0.2 percent for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, as compared with the corresponding prior-year periods.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 1.0 percent for the thirteen weeks ended October 28, 2006 and decreased 0.2 percent for the thirty-nine weeks ended October 28, 2006 as compared with the corresponding prior-year periods.  Comparable-store sales increased by 0.1 percent and decreased by 0.4 percent for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.  Champs Sports, Lady Foot Locker and Footaction formats increased sales, primarily from the sales of marquee basketball and running, as well as low-profile styles. These increases were offset, in part, by a decline in Foot Locker Europe’s sales due to the continued difficult athletic retail environment.

          Athletic Stores division profit decreased by 7.5 percent and 17.7 percent for the thirteen and thirty-nine weeks ended October 28, 2006 as compared with the corresponding prior-year periods. Athletic Stores division profit, as a percentage of sales, decreased by 0.8 percent and 1.3 percent for the thirteen and thirty-nine weeks ended October 28, 2006 as compared with the corresponding prior-year periods.  The decrease in division profit for the thirteen weeks ended October 28, 2006 is primarily attributable to decreases in the U.S. divisions due to higher markdowns recorded to compete in a promotional environment and to reduce inventory levels.  Included in the Athletic Stores division profit for the thirty-nine weeks ended October 28, 2006 is an impairment charge related to the Company’s European operations of $17 million, consistent with the Company’s recoverability of long-lived assets policy.  Excluding the impairment charge, Athletic Stores division profit decreased 11.7 percent for the thirty-nine week period ended October 28, 2006 as compared with the corresponding prior-year period.  The decrease in division profit for the thirty-nine weeks ended October 29, 2006 is primarily attributable to the Foot Locker Europe division due to the fashion shift from higher priced marquee footwear to lower priced low-profile footwear styles and a highly competitive retail environment, particularly for the sale of low-profile footwear styles. Additionally, Foot Locker U.S. division profit declined which was offset, in part, by increases in Foot Locker Canada, Kids Foot Locker and Lady Foot Locker.

          Direct-to-Customers sales decreased by 5.2 percent to $91 million and increased by 0.4 percent to $258 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, as compared with the corresponding prior-year periods.  Sales were negatively affected by the termination of a third-party arrangement earlier this year.  Internet sales increased by 6.8 percent to $63 million and by 13.0 percent to $182 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, as compared with the corresponding prior-year period.  Increases in Internet sales were offset, in part, by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

          Direct-to-Customers division profit for thirteen and thirty-nine weeks ended October 28, 2006 decreased 18.2 percent to $9 million and decreased 6.7 percent to $28 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 9.9 percent and 10.9 percent for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, as compared with 11.5 percent and 11.7 for the corresponding prior-year periods.

Corporate Expense

          Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.  Corporate expense includes the effect of the adoption of SFAS No. 123(R), which resulted in incremental compensation expense of $2 million and $5 million for the thirteen and thirty-nine week periods ended October 28, 2006, respectively. The third quarter of 2006, includes a charge of $2 million for anticipated legal settlements.  The third quarter of 2005 included a $3 million charge associated with inventory and fixed assets losses sustained due to the hurricanes, a charge of $3 million due to a legal settlement, and a charge of $4 million due to the potential insolvency of one of the Company’s insurance carriers. In addition, pursuant to a class action settlement, Visa and MasterCard agreed to refund merchants for past overcharges for certain debit card transactions. As a result of this settlement, the Company recorded income of $3 million during the third quarter of 2005.  The thirty-nine weeks ended October 28, 2006 reflects reduced incentive compensation expense as compared with the corresponding prior-year period.

Selling, General and Administrative

          Selling, general and administrative expenses (“SG&A”) of $284 million increased by $4 million, or 1.4 percent, in the third quarter of 2006 as compared with the corresponding prior-year period.  SG&A of $840 million increased by $12 million, or 1.4 percent, for the thirty-nine weeks ended October 28, 2006 as compared with the corresponding prior-year period.    SG&A, as a percentage of sales, was unchanged at 19.9 percent for the thirteen weeks ended October 28, 2006 as compared with the corresponding prior-year period.  SG&A, as a percentage of sales, increased to 20.5 percent for the thirty-nine weeks ended October 28, 2006 as compared with 20.2 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased $1 million and $11 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively as compared with the corresponding prior-year periods.

Depreciation and Amortization

          Depreciation and amortization decreased by $2 million in the third quarter of 2006 to $44 million as compared with $46 million for the third quarter of 2005.  Depreciation and amortization increased by $3 million for the thirty-nine weeks ending October 28, 2006 to $131 million as compared with $128 million for the thirty-nine weeks ending October 29, 2005.  The increase is attributable to the additional depreciation associated with the Company’s capital expenditure program.  The third quarter of 2005 includes adjustments to depreciable lives of certain fixed assets, which increased depreciation and amortization by $4 million.

Interest Expense

          The following table summarizes the components of net interest expense:

	Thirteen weeks ended		Thirty-nine weeks ended

	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005

	(in millions)
Interest Expense	$6	$5	$17	$17
Interest Income	(5)	(3)	(14)	(9)

Interest Expense, net	$1	$2	$3	$8

          Interest expense for both the thirteen and thirty-nine weeks ended October 28, 2006 reflects a less favorable rate on the Company’s interest rate swaps as compared with the prior-year periods, offset by lower interest expense on the Company’s long-term debt due to lower balances.

          The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents and short-term investments. Also included in interest income is the effect of the Company’s cross currency swaps, which reduced interest expense by approximately $2 million for the thirty-nine weeks ended October 28, 2006.

Income Taxes

          The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2006 was 35.5 percent and 37.0 percent as compared with 35.9 percent and 36.6 percent for the corresponding prior-year periods.  The year-to-date effective rate is higher compared with the prior-year period due primarily to the change in the mix of U.S. and international profit and the $17 million impairment charge recorded relating to the Company’s European operations.  The Company’s U.S. tax rate is generally higher than that of the Company’s European operations.   The Company expects its effective tax rate to approximate 37.5 percent for the fourth quarter of 2006.  The actual rate will largely depend on the percentage of the Company’s income earned in the U.S. versus international operations.

Net Income

          Net income was $65 million, or $0.42 per diluted share, for the thirteen weeks ended October 28, 2006 and was $66 million, or $0.42 per diluted share, for the thirteen weeks ended October 29, 2005.  Net income of $138 million, or $0.88 per diluted share, for the thirty-nine weeks ended October 28, 2006 decreased by $0.19 per diluted share from $168 million, or $1.07 per diluted share, for the thirty-nine weeks ended October 29, 2005.  The thirty-nine weeks ended October 28, 2006 reflects a non-cash impairment charge of $17 million ($12 million after-tax), or $0.08 per diluted share, recorded in the second quarter to write-down the value of long-lived assets of underperforming stores in the Company’s European operations.

          During the first quarter of 2006, the Company adopted SFAS No. 123(R) and recorded a cumulative effect of a change in accounting of approximately $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant.  Forfeitures were recorded as they occurred; however, under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term.

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

LIQUIDITY AND CAPITAL RESOURCES

          Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility.  Other than to support standby letter of credit commitments, of which $14 million were in place at October 28, 2006, this revolving credit facility has not been used during 2006.  The Company generally finances its stores with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems and to fund other general working capital requirements.

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

          Net cash used in operating activities of continuing operations was $71 million for the thirty-nine weeks ended October 28, 2006 and net cash provided by operating activities was $74 million for the thirty-nine weeks ended October 29, 2005. These amounts reflect net income adjusted for non-cash items and working capital changes.  During the second quarter of 2006, the Company recorded a non-cash impairment charge of $17 million related to the operations in Europe. The Company’s deferred taxes increased $32 million for the thirty-nine weeks ended October 28, 2006 as compared with the prior-year period primarily as a result of the expiration of U.S. bonus depreciation deductions, the tax associated with the Foot Locker Europe impairment charge and pension funding. The decline in operating cash flows primarily represents a decline in accounts payable and other accruals partially offset by a decrease in inventory purchases.  The decline in accounts payable primarily reflects the timing of payment for certain marquee product in advance of scheduled launch dates. Additionally, the Company contributed $68 million to its U.S. and Canadian qualified pension plans in February 2006, as compared with contributions of $25 million to its U.S. and Canadian qualified pension plans in February 2005.  The U.S. contributions were made in advance of ERISA requirements in both years.

          Net cash provided by investing activities was $34 million for the thirty-nine weeks ended October 28, 2006 and net cash used in investing activities was $69 million for the thirty-nine weeks ended October 29, 2005.  The Company’s sales of short-term investments, net of purchases, increased by $116 million to $162 million for the thirty-nine weeks ended October 28, 2006 as compared with net sales of $46 million for the thirty-nine weeks ended October 28, 2005. Total capital expenditures for 2006 is projected to total $164 million, this comprises $134 million for new store openings and modernizations of existing stores and $30 million for the development of information systems and other support facilities. This amount is $21 million less from what was originally planned primarily as the Company now expects to open fewer stores. In addition, planned lease acquisition costs are $3 million and primarily relate to securing leases for the Company’s European operations. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

          Net cash used in financing activities for the Company’s operations was $126 million for the thirty-nine weeks ended October 28, 2006 and was $61 million for the thirty-nine weeks ended October 29, 2005.  During the first quarter of 2006, the Company made payments of $50 million related to its term loan that were originally due in May of 2007 and 2008. During the third quarter of 2006, the Company repurchased $38 million of its 8.50 percent debentures payable in 2022 at a $2 million discount from face value. As required by SFAS No. 123(R), the Company recorded an excess tax benefit related to stock-based compensation of $2 million as a financing activity. The Company declared and paid a $0.09 per share dividend during the first, second and third quarters of 2006 totaling $42 million, as compared with a $0.075 per share dividend during each of the first three quarters of 2005, which totaled $34 million.  The Company received proceeds from the issuance of common stock in connection with the employee stock programs of $8 million and $11 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.  As part of an authorized purchase program, the Company purchased 334,200 shares of its common stock during the first quarter of 2006 for approximately $8 million. There were no common stock purchases during the second or third quarters of 2006.

          On November 15, 2006 the Company’s Board of Directors declared a quarterly dividend on the Company’s common stock of $0.125 per share, which will be payable on February 2, 2007 to shareholders of record as of January 19, 2007.  This dividend represents a 39 percent increase over the Company’s previous quarterly per share amount and is equivalent to an annualized rate of $0.50 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2006, except for the following:

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

Item 4.  Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 28, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2006 in alerting them in a timely manner to all material information required to be disclosed in this report.

          The Company’s CEO and CFO also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.  During the quarter ended October 28, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

          Prior to the third quarter of 2006, the Company’s U.S. pension plan was a defendant in a class action in federal court in New York. The complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination provisions, as a result of the Company’s conversion of its defined benefit pension plan to a defined benefit pension plan with a cash balance feature.  On September 25, 2006, the class action was dismissed without prejudice.

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

FOOT LOCKER, INC.
Date: November 30, 2006	(Company)

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