Form 10-K
period 2007-02-03
FOOT LOCKER INC
filed 2007-04-02
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2007
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

See pages 67 through 70 for Index of Exhibits.

Number of shares of Common Stock outstanding at March 27, 2007:	154,675,352
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 29, 2006, was approximately:	$3,676,901,508*

*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at July 29, 2006 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 30, 2007: Parts III and IV.

PART I

Item 1. Business

General

     Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating 3,942 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of February 3, 2007, Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company” or “we.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, NY 10120. The Company intends to disclose promptly amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the corporate governance section of the Company’s corporate website.

     The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 2, 2006.

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

     The service marks and trademarks appearing on this page and elsewhere in this report (except for ESPN, NBA, Nike, Amazon.com, Weekend Edition, The San Francisco Music Box Company, and USOC) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

     The Company and its consolidated subsidiaries had 16,806 full-time and 28,600 part-time employees at February 3, 2007. The Company considers employee relations to be satisfactory.

Competition

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

Item 1A. Risk Factors

     The statements contained in this Annual Report on Form 10-K and incorporated by reference (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in these forward-looking statements could differ materially from those stated in the forward-looking statements.

     Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report, including those discussed below. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance. Accordingly, readers of the Annual Report should consider these risks and uncertainties in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The industry in which we operate is dependent upon fashion trends, customer preferences and other fashion-related factors.

     The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. For example, we order athletic footwear four to six months prior to delivery to our stores. If we fail to anticipate accurately either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

     A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and licensed apparel as a fashion statement and are frequent purchasers of athletic footwear. Any shift in fashion trends that would make athletic footwear or licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

The businesses in which we operate are highly competitive.

     The retail athletic footwear and apparel business is highly competitive with relatively low barriers to entry. Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores and superstores, department stores, discount stores, traditional shoe stores, and mass merchandisers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are price, quality, selection of merchandise, reputation, store location, advertising, and customer service. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

     Although we sell merchandise via the Internet, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results. In addition, some of our vendors distribute products directly through the Internet and others may follow. Some vendors operate retail stores and some have indicated that further retail stores will open. Should this continue to occur, and if our customers decide to purchase directly from our vendors, it could have a material adverse effect on our business, financial condition, and results of operations.

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

     To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available.

The effects of natural disasters, terrorism, acts of war and retail industry conditions may adversely affect our business.

     Natural disasters, including hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

A change in the relationship with any of our key vendors or the unavailability of our key products at competitive prices could affect our financial health.

     Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from our vendors. The Company purchased approximately 78 percent of its merchandise in 2006 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 50 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike, they individually purchase 40 to 65 percent of their merchandise from Nike. We have no long-term supply contracts with any of our vendors. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

     Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our vendors will continue to allocate sufficient amounts of such merchandise to us in the future. In addition, our vendors provide support to us through cooperative advertising allowances and promotional events. We cannot be certain that such assistance from our vendors will continue in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

We may experience fluctuations in and cyclicality of our comparable store sales results.

     Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, the highly competitive retail store sales environment, economic conditions, timing of promotional events, changes in our merchandise mix, calendar shifts of holiday periods, and weather conditions.

     Many of our products, particularly high-end athletic footwear and licensed apparel, represent discretionary purchases. Accordingly, customer demand for these products could decline in a recession or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Our operations may be adversely affected by economic or political conditions in other countries.

     Approximately 24 percent of our sales and a significant portion of our operating profits for 2006 were attributable to our sales in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States, such as foreign governmental regulations, foreign customer preferences, political unrest, disruptions or delays in shipments, and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

     In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

      Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary athletic footwear, apparel, and related products, tend to decline during recessionary periods when disposable income is low and customers are hesitant to use available credit.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

     We operate three distribution centers worldwide to support our athletic business. If complications arise with any facility or any facility is severely damaged or destroyed, the other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

     Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales.

A major failure of our information systems could harm our business.

     We depend on information systems to process transactions, manage inventory, operate our website, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative effect on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We cannot be assured that our systems will be adequate to support future growth.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores, and administrative and distribution facilities. Gross operating square footage and total selling area for the Athletic Stores segment at the end of 2006 was approximately 14.55 and 8.74 million square feet, respectively. These properties are located in the United States, Canada, various European countries, Australia, and New Zealand.

     The Company currently operates three distribution centers, of which one is owned and two are leased, occupying an aggregate of 2.12 million square feet. Two of the three distribution centers are located in the United States and one is in Europe.

Item 3. Legal Proceedings

     Information regarding the Company’s legal proceedings are contained in the “Legal Proceedings” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 3, 2007.

Executive Officers of the Company

     Information with respect to Executive Officers of the Company, as of April 2, 2007, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Matthew D. Serra
President and Chief Executive Officer - Foot Locker, Inc. — International	Ronald J. Halls
President and Chief Executive Officer - Foot Locker, Inc. — U.S.A.	Richard T. Mina
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President, Chief Information Officer and Investor Relations	Peter D. Brown
Senior Vice President and Chief Financial Officer	Robert W. McHugh
Senior Vice President — Strategic Planning	Lauren B. Peters
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President and Chief Accounting Officer	Giovanna Cipriano
Vice President and Treasurer	John A. Maurer

     Matthew D. Serra, age 62, has served as Chairman of the Board since February 2004, President since April 2000 and Chief Executive Officer since March 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

     Ronald J. Halls, age 53, has served as President and Chief Executive Officer of Foot Locker, Inc.- International since October 9, 2006. He served as President and Chief Executive Officer of Champs Sports, from February 2003 to October 8, 2006 and as Chief Operating Officer of Champs Sports from February 2000 to February 2003.

     Richard T. Mina, age 50, has served as President and Chief Executive Officer of Foot Locker, Inc.- U.S.A. since February 2003. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from April 1999 to February 2003.

     Gary M. Bahler, age 55, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

     Jeffrey L. Berk, age 51, has served as Senior Vice President — Real Estate since February 2000.

     Peter D. Brown, age 52, has served as Senior Vice President, Chief Information Officer and Investor Relations since September 2006. Mr. Brown served as Vice President — Investor Relations and Treasurer from October 2001 to September 2006, served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001.

     Robert W. McHugh, age 48, has served as Senior Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Accounting Officer from January 2000 to November 2005.

     Lauren B. Peters, age 45, has served as Senior Vice President — Strategic Planning since April 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 2002.

     Laurie J. Petrucci, age 48, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of the Foot Locker Worldwide division from March 2000 to May 2001.

     Giovanna Cipriano, age 37, has served as Vice President and Chief Accounting Officer since November 2005. She served as Divisional Vice President, Financial Controller from June 2002 to November 2005 and as Financial Controller from April 1999 to June 2002.

     John Maurer, age 47, has served as Vice President and Treasurer since September 12, 2006. Mr. Maurer served as Assistant Treasurer from April 2002 to September 11, 2006.

     There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information regarding the Company’s market for stock exchange listings, common equity, quarterly high and low prices, and dividend policy are contained in the “Shareholder Information and Market Prices” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

     There were no purchases of common stock during the fourth quarter of 2006. On February 15, 2006, the Company announced that its Board of Directors authorized a $150 million, three-year share repurchase plan program. During 2006, the Company repurchased 334,200 of common stock at a cost of approximately $8 million. On March 7, 2007, the Company announced that its Board of Directors authorized a new $300 million, three-year share repurchase program replacing the earlier $150 million program.

Performance Graph

     The following graph compares the cumulative 5-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the Russell 2000 Index and a selected peer group, which represents its peers as retailers in the athletic footwear and apparel industry. The peer group comprises:

  Dick’s Sporting Goods, Inc.

  The Finish Line, Inc.

  Hibbett Sporting Goods, Inc., and

  Genesco, Inc., whose business includes operations outside of the athletic footwear and apparel retailing.

     In 2005, the peer group also included The Sports Authority, Inc. On January 23, 2006, The Sports Authority, Inc. announced it had agreed to go private through an acquisition by Leonard Green & Partners LP and certain members of its senior management and, therefore, it was not included in this year's performance graph.

Indexed Share Price Performance

Item 6. Selected Financial Data

     Selected financial data is included as the “Five Year Summary of Selected Financial Data” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, and Footaction (beginning May 2004). The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

     The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, Inc., its direct-to-customers business. Through various marketing channels, including television campaigns and sponsorships of various sporting events, Foot Locker, Inc. reinforces its image with a consistent message; namely, that it is the destination store for athletic footwear and apparel with a wide selection of merchandise in a full-service environment.

Athletic Stores

     The Company operates 3,942 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

     Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football, and soccer. Its 2,101 stores are located in 20 countries including 1,368 in the United States, Puerto Rico, the U. S. Virgin Islands, and Guam, 132 in Canada, 509 in Europe and a combined 92 in Australia and New Zealand. The domestic stores have an average of 2,100 selling square feet and the international stores have an average of 1,500 selling square feet.

     Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 576 stores are located throughout the United States, Canada, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,700 selling square feet.

     Footaction — Footaction is a national athletic footwear and apparel retailer. The primary customers are young urban males that seek street-inspired fashion styles. Its 373 stores are located throughout the United States and Puerto Rico and focus on marquee allocated footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

     Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking, and fitness. Its 557 stores are located in the United States, Puerto Rico, the U. S. Virgin Islands, and Guam and have an average of 1,300 selling square feet.

     Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 335 stores are located in the United States, Puerto Rico, and the U.S. Virgin Islands and have an average of 1,400 selling square feet.

Store Profile

	At			At
	January 28, 2006	Opened	Closed	February 3, 2007
Foot Locker	2,121	57	77	2,101
Champs Sports	556	27	7	576
Footaction	363	17	7	373
Lady Foot Locker	554	22	19	557
Kids Foot Locker	327	23	15	335

Total Athletic Stores	3,921	146	125	3,942

Direct-to-Customers

     Footlocker.com — Footlocker.com, Inc., sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, Inc., one of its affiliates, is one of the largest direct marketers of athletic footwear, apparel, equipment, team licensed and private-label merchandise in the United States and provides the Company’s eight full-service e-commerce sites access to an integrated fulfillment and distribution system. The Company has a strategic alliance to offer footwear and apparel on the Amazon.com website and the Foot Locker brands are featured in the Amazon.com specialty stores for apparel and accessories and sporting goods. In addition, the Company has a marketing agreement with the U.S. Olympic Committee (USOC) providing the Company with the exclusive rights to sell USOC licensed products through catalogs and via an e-commerce site. The Company has an agreement with ESPN for ESPN Shop — an ESPN-branded direct mail catalog and e-commerce site linked to www.ESPNshop.com, where consumers can purchase athletic footwear, apparel and equipment which will be managed by Footlocker.com. Both the catalog and the e-commerce site feature a variety of ESPN-branded and non-ESPN-branded athletically inspired merchandise.

Franchise Operations

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East. Three of these franchised stores were operational at February 3, 2007. Revenue from the three franchised stores was not significant for the year-ended February 3, 2007. These stores are not included in the Company’s operating store count above.

Overview of Consolidated Results

     2006 was a challenging year for the Company due to the continued highly competitive retail environment both in the United States and abroad. The 2006 results represent the 53 weeks ended February 3, 2007 as compared with the 52 weeks in the 2005 and 2004 reporting years. Income from continuing operations in 2006, after-tax, was $247 million, or $1.58 per diluted share, as compared with $263 million or $1.67 per diluted share in 2005. The following were the financial highlights of 2006:

  Contributed $68 million to its U.S. and Canadian qualified pension plans. The U.S. payment was made in advance of ERISA requirements.

  Repaid $50 million of its 5-year term loan, in advance of the regularly scheduled payment dates of May 2007 and May 2008.

  Purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022 at a $2 million discount from face value, bringing the outstanding amount to $134 million as of February 3, 2007.

  Declared and paid dividends totaling $61 million. In the fourth quarter the Company increased its quarterly dividend per share by 39 percent.

  Repurchased $8 million of common stock.

     Additionally, the following were the key factors affecting the Company’s performance during 2006:

  The 53rd week increased sales by $95 million and increased net income by $18 million or $0.11 per diluted share.

  Included in 2006 is a non-cash impairment charge of $17 million ($12 million after-tax), or $0.08 per diluted share, recorded to write-down the value of long-lived assets of underperforming stores in the Company’s European operations. This was necessitated by the continued declines in sales and division profit, principally as the result of a fashion shift from higher priced marquee footwear to lower priced low-profile footwear and a continued highly competitive environment, particularly for the sale of low-profile footwear styles.

  During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The Company has recorded an incremental $6 million of share-based compensation in 2006. Additionally, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards.

     The following table represents a summary of sales and operating profit, reconciled to income from continuing operations.

	2006	2005	2004
		(in millions)
Sales
Athletic Stores	$5,370	$5,272	$4,989
Direct-to-Customers	380	381	366
	$5,750	$5,653	$5,355
Operating Result
Athletic Stores	$405	$419	$420
Direct-to-Customers	45	48	45
Division profit	450	467	465
Restructuring charges (1)	(1)	—	(2)
Total division profit	449	467	463
Corporate expense	(68)	(58)	(74)
Total operating profit	381	409	389
Other income	14	6	—
Interest expense, net	3	10	15
Income from continuing operations before income taxes	$392	$405	$374

____________________

(1)	The restructuring charge in 2006 represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box distribution center. During 2004, the Company recorded a restructuring charge of $2 million related to the dispositions of non-core businesses. These charges were classified within selling, general and administrative expenses in the Consolidated Statements of Operations.

Sales

     All references to comparable-store sales for a given period relate to sales from stores that are open at the period-end, that have been open for more than one year, and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment are included in the calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, Footaction sales have been included in the computation of comparable-store sales since August 2005.

     Sales increased to $5,750 million, or by 1.7 percent as compared with 2005. Excluding the effect of foreign currency fluctuations and the 53rd week, sales declined 0.7 percent as compared with 2005. Comparable-store sales decreased by 1.2 percent, which is primarily a result of the decline in our European operations.

     Sales of $5,653 million in 2005 increased by 5.6 percent from sales of $5,355 million in 2004. The effect of foreign currency fluctuations on sales was not significant. This increase was primarily related to increased sales in the Company’s Footaction and Champs Sports formats. Comparable-store sales increased by 2.7 percent.

Gross Margin

     Gross margin as a percentage of sales was 30.2 percent in 2006; excluding the effect of the 53rd week, gross margin declined 20 basis points as compared with 2005. This reflects increased promotional activity, offset, in part, by the effect of increased vendor allowances. The effect of these vendor allowances was an improvement in gross margin in 2006, as a percentage of sales, of 20 basis points as compared with 2005. Additionally, gross margin was negatively affected by lower sales, which resulted in increased occupancy costs, as a percentage of sales.

     Gross margin as a percentage of sales was 30.2 percent in 2005, decreasing by 30 basis points from 30.5 percent in 2004. This decline was primarily the result of increased markdowns recorded by the European operation. The effect of vendor allowances on gross margin, as a percentage of sales, as compared with the corresponding prior year period was not significant.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items.

     The increase in corporate expense in 2006 as compared with 2005 of $10 million reflects the adoption of SFAS No. 123(R) that resulted in incremental compensation expense of $6 million and a charge of $4 million for anticipated settlements of certain legal matters. The effect of the 53rd week on corporate expense was not significant. Depreciation and amortization included in corporate expense amounted to $22 million in 2006, $24 million in 2005, and $23 million in 2004.

     The decrease in corporate expense in 2005 as compared with 2004 primarily included decreased incentive bonuses of $14 million; a $3 million decrease in costs associated with the Company’s loyalty program, as 2004 represented the initial costs to launch the program; and decreased restricted stock expense of $2 million. In addition, 2004 included $5 million for the integration of the Footaction stores. Included in 2005 was also a settlement of $3 million pursuant to a class action settlement with Visa and MasterCard related to past overcharges for certain debit card transactions. These decreases were offset, in part, by a charge of $4 million due to the potential insolvency of one of the Company’s insurance carriers and legal and settlement costs of $5 million.

Other Income

     During 2006, the Company terminated two of its leases for approximately $5 million, which resulted in a net gain of $4 million. In addition, the Company finalized its insurance claims related to Hurricane Katrina, which resulted in a gain of $8 million, which represents amounts in excess of losses. Also during 2006, the Company purchased and retired $38 million of long-term debt at a discount from face value of $2 million. The 2005 amounts represent $3 million related to the insurance recoveries associated with Hurricane Katrina, as well as $3 million of a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro-denominated earnings.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses increased by $34 million to $1,163 million in 2006, or by 3.0 percent, as compared with 2005. SG&A as a percentage of sales increased to 20.2 percent as compared with 20.0 percent in 2005. Excluding the effect of foreign currency fluctuations and the 53rd week, SG&A would have increased by 1.4 percent. This increase is primarily the result of incremental share-based compensation included in corporate expense, associated with the adoption of SFAS No. 123(R) of $6 million. Additionally, the net benefit cost for the Company’s pension and postretirement plans reflected a reduction of $5 million, primarily as a result of additional contributions and improved pension fund asset performance.

     SG&A increased by $41 million to $1,129 million in 2005, or by 3.8 percent, as compared with 2004. SG&A as a percentage of sales decreased to 20.0 percent as compared with 20.3 percent in 2004. The increase in SG&A is primarily related to an increase in payroll and related costs. The effect of including Footaction for the full fiscal year is an incremental $21 million, excluding the integration costs. During 2005, the Company donated 82,500 pairs of athletic footwear with a cost of $2 million to Save the Children Foundation. This donation benefited the tsunami victims in Banda Aceh, Indonesia, and Save the Children programs in the United States.

Depreciation and Amortization

     Depreciation and amortization of $175 million increased by 2.3 percent in 2006 from $171 million in 2005. This increase primarily reflects additional depreciation and amortization for the Athletic Stores segment due to capital spending and the effect of foreign currency fluctuations of approximately $1 million.

     Depreciation and amortization of $171 million increased by 11.0 percent in 2005 from $154 million in 2004. This increase primarily reflects additional depreciation and amortization for the Athletic Stores segment due to capital spending and adjustments to depreciable lives of certain fixed assets. Additionally, depreciation and amortization for the Footaction format increased by $6 million as compared with 2004, primarily due to increased capital expenditures related to store improvements and point-of-sale equipment.

Interest Expense, Net

	2006	2005	2004
		(in millions)
Interest expense	$23	$23	$22
Interest income	(20)	(13)	(7)
Interest expense, net	$3	$10	$15
Weighted-average interest rate (excluding facility fees):
Short-term debt	—%	—%	—%
Long-term debt	7.8%	6.2%	5.2%
Total debt	7.8%	6.2%	5.2%
Short-term debt outstanding during the year:
High	$—	$—	$—
Weighted-average	$—	$—	$—

     Interest expense of $23 million remained unchanged from 2005. Interest rate swap agreements did not significantly affect interest expense in 2006.

     Interest income is generated through the investment of cash equivalents, short-term investments, the accretion of the Northern Group note to its face value and accrual of interest on the outstanding principal, as well as interest on income tax refunds. The increase in interest income of $7 million in 2006 was primarily related to increased interest income earned on cash, cash equivalents, and short-term investments. Interest income related to cash, cash equivalents and short-term investments was $14 million in 2006 and $11 million in 2005. Interest income on the Northern Group note amounted to $2 million in both 2006 and 2005. Also included in interest income is the effect of the Company’s cross currency swaps, which totaled $3 million in 2006 and was not significant in 2005.

     Interest expense of $23 million increased by 4.5 percent in 2005 from $22 million in 2004 primarily attributable to higher interest rates. Interest rate swap agreements reduced interest expense by approximately $1 million and $3 million in 2005 and 2004, respectively.

     The increase in interest income of $6 million in 2005 as compared with 2004 was primarily related to increased interest income earned on short-term investments due to higher interest rates and increased short-term investment balances. Interest income related to cash equivalents and short-term investments was $11 million in 2005 and $5 million in 2004. Additionally, interest income on the Northern Group note amounted to $2 million in both 2005 and 2004.

Income Taxes

     The effective tax rate for 2006 was 36.9 percent as compared with 35.0 percent in the prior year. The increase in the rate is primarily due to the change in the mix of U.S. and international profits and the $17 million impairment charge relating to the Company’s European operations, as well as a $6 million valuation allowance adjustment recorded in 2005.

     The effective tax rate for 2005 was 35.0 percent as compared with 31.7 percent in 2004. The increase was attributable to less benefit from non-recurring items than in 2004 and a higher percentage of the Company’s income earned in the United States, rather than from lower-taxed international operations. During 2005, the Company restructured its Canadian continuing business, which resulted in a $6 million reduction to its income tax valuation allowance related to Canadian tax loss carry-forwards and unclaimed tax depreciation. Additionally, the Company recorded an income tax benefit of $3 million in discontinued operations related to its former Canadian operations. During 2004, the Company settled foreign and domestic income tax examinations and reviews that resulted in reductions of its income tax provision for continuing operations by $14 million and discontinued operations by $37 million.

Segment Information

     The Company evaluates performance based on several factors, the primary financial measure of which is division profit. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Athletic Stores

	2006	2005	2004
	(in millions)
Sales	$5,370	$5,272	$4,989
Division profit	$405	$419	$420
Sales as a percentage of consolidated total	93%	93%	93%
Division profit margin	7.5%	7.9%	8.4%
Number of stores at year end	3,942	3,921	3,967
Selling square footage (in millions)	8.74	8.71	8.89
Gross square footage (in millions)	14.55	14.48	14.78

2006 compared with 2005

     Athletic Stores sales of $5,370 million increased 1.9 percent in 2006, as compared with $5,272 million in 2005. Excluding the effect of foreign currency fluctuations, primarily related to the euro, and the effect of the 53rd week, sales from athletic store formats decreased by 0.6 percent in 2006. Footaction and Champs Sports significantly increased sales, primarily from the sales of marquee basketball and running footwear. This was offset primarily by decreased sales in Foot Locker Europe. Foot Locker Europe’s sales declined due to the continued difficult athletic retail environment, particularly in France, the U.K and Italy. Comparable-store sales decreased by 1.1 percent in 2006.

     Division profit from Athletic Stores decreased by 3.3 percent to $405 million in 2006 from $419 million in 2005. Division profit as a percentage of sales decreased to 7.5 percent. The decrease in division profit is primarily attributable to the Foot Locker Europe division due to the fashion shift from higher priced marquee footwear to lower priced low-profile footwear styles and a highly competitive retail environment, particularly for the sale of low-profile footwear styles. Included in the Athletic Stores division profit for 2006 is an impairment charge of $17 million related to the Company’s European operations, consistent with the Company’s recoverability of long-lived assets policy. The charge was comprised primarily of stores located in the U.K. and France. As previously disclosed in 2005, the Company was monitoring the progress of the European operations and the possible analysis of recoverability of store long-lived assets pursuant to SFAS No. 144. Excluding the impairment charge, Athletic Stores division profit increased by 0.7 percent as compared with the corresponding prior-year period. The decline in Foot Locker Europe were offset by increases in all other divisions.

2005 compared with 2004

     Athletic Stores sales of $5,272 million increased 5.7 percent in 2005, as compared with $4,989 million in 2004. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats increased 5.5 percent in 2005. Comparable-store sales increased by 2.6 percent in 2005. These increases were primarily driven by sales related to the Footaction division, which was acquired in May 2004. Approximately $126 million of the increase in Footaction represented the inclusion of their operations for the full year in 2005. Champs Sports experienced a strong increase in sales during 2005, as this format benefited from higher quantities of marquee athletic footwear and private-label apparel. Foot Locker Canada also experienced increased sales. Excluding the effect of foreign currency fluctuations, Foot Locker Europe’s sales were essentially flat as compared with the corresponding prior-year period.

     Division profit from Athletic Stores decreased by 0.2 percent to $419 million in 2005 from $420 million in 2004. Division profit as a percentage of sales decreased to 7.9 percent in 2005 from 8.4 percent in 2004. This decline is primarily a result of the decreased profit from the European operations as compared with the prior year. The continued weak economy, the increased competitive environment and a fashion shift from higher priced marquee footwear to lower priced low-profile footwear negatively affected Europe’s operating results. In addition during 2005, Foot Locker Europe recorded significantly higher markdowns as a result of the continued promotional environment, particularly in the U.K. and France, and to clear excess inventory. Despite these factors, in 2005 Foot Locker Europe achieved a double-digit division profit margin. The decline in Europe was partially offset by the improved results at the Footaction, Champs Sports and Canadian divisions. The increase in Footaction is primarily a result of the inclusion of its results for the full year as compared with a partial year during 2004.

Direct-to-Customers

	2006	2005	2004
	(in millions)
Sales	$380	$381	$366
Division profit	$45	$48	$45
Sales as a percentage of consolidated total	7%	7%	7%
Division profit margin	11.8%	12.6%	12.3%

2006 compared with 2005

     Direct-to-Customers sales decreased to $380 million in 2006, as compared with $381 million in 2005. Internet sales increased to $270 million, increasing by 11.1 percent as compared with 2005. Catalog sales decreased by 20.3 percent to $110 million in 2006 from $138 million in 2005. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet. Sales for the Direct-to-Customer business were negatively affected by the termination of a third party arrangement in the early part of 2006.

     The Direct-to-Customers business generated division profit of $45 million in 2006, as compared with $48 million in 2005. Division profit, as a percentage of sales, decreased to 11.8 percent in 2006 from 12.6 percent in 2005. Several initiatives were implemented to mitigate the loss of revenue from the cancelled third party contract, such as expanding the ESPN offerings. However, these iniatitives did not fully offset the loss in profit which resulted in a decline in division profit. The effect of the 53rd week on this segment was not significant.

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

     The Direct-to-Customers business generated division profit of $48 million in 2005, as compared with $45 million in 2004. Division profit, as a percentage of sales, increased to 12.6 percent in 2005 from 12.3 percent in 2004. This reflects the Company’s alliances with third parties, such as the USOC and ESPN.

Liquidity and Capital Resources

Liquidity

     Generally, the Company’s primary source of cash has been from operations. The Company usually finances real estate with operating leases. The principal uses of cash have been to fund inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems and other support facilities, and other general working capital requirements.

     Management believes operating cash flows and current credit facilities will be adequate to fund its working capital requirements, scheduled pension contributions for the Company’s retirement plans, scheduled debt repayments, anticipated quarterly dividend payments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

     Planned capital expenditures for 2007 are approximately $170 million, of which $144 million relates to new store openings and modernizations of existing stores, and $26 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

     Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 78 percent in 2006 and 75 percent in 2005 of its merchandise from its top five vendors, in each respective year, and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 50 percent in 2006 and 49 percent in 2005 was purchased from one vendor — Nike, Inc. During 2006, two of our key vendors merged, the Company’s purchases from this vendor totaled 14 percent.

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

Cash Flow

     Operating activities from continuing operations provided cash of $189 million in 2006 as compared with $349 million in 2005. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. During 2006, the Company recorded a non-cash impairment charge of $17 million related to the operations in Europe. The decline in operating cash flows of $160 million is primarily due to a reduction of accounts payable at year-end reflecting an acceleration of inventory receipts earlier in the fourth quarter of 2006. In addition, due to the calendar shift related to the 53rd week, approximately $47 million of the decline represents the timing of lease payments. Additionally, the Company contributed $68 million to its U.S. and Canadian qualified pension plans in 2006, as compared with contributions of $26 million in 2005.

     Operating activities from continuing operations provided cash of $349 million in 2005 as compared with $272 million in 2004. The net increase in operating cash flows of $77 million is primarily due to improved operating performance and changes in working capital primarily related to changes in merchandise inventories, offset by the related payables and lower pension contributions of $26 million in 2005 as compared with $106 million in 2004.

     Net cash used in investing activities of the Company’s continuing operations was $108 million in 2006 as compared with $182 million in 2005. The Company’s purchase of short-term investments, net of sales, decreased by $49 million in 2006 as compared with an increase of $31 million in 2005. Capital expenditures of $165 million in 2006 and $155 million in 2005 primarily related to store remodeling and new stores. During 2006, the Company received net proceeds of $4 million as a result of a lease termination. The Company also received $4 million of insurance proceeds from its insurance carriers related to the final settlement of the property and equipment claims for the 2005 hurricane.

     Net cash used in investing activities of the Company’s continuing operations was $182 million in 2005 as compared with $407 million in 2004. During 2004, the Company paid $226 million for the purchase of 349 Footaction stores from Footstar, Inc. and paid €13 million (approximately $16 million) for the purchase of 11 stores in the Republic of Ireland.

During 2005, the Company received $1 million from an escrow account upon the resolution of a Footaction lease matter relating to the 2004 acquisition. The Company’s purchase of short-term investments, net of sales, increased by $31 million in 2005 as compared with an increase of $9 million in 2004. Capital expenditures of $155 million in 2005 and $156 million in 2004 primarily related to store remodeling and new stores. The Company also received $3 million of insurance proceeds related to the hurricanes in 2005, representing the portion of insurance recoveries in excess of losses recorded.

     Net cash used in financing activities of continuing operations was $142 million in 2006 as compared with $105 million in 2005. During 2006, the Company repaid $50 million of its term loan and purchased and retired $38 million of its 8.50 percent debentures payable in 2022 at a $2 million discount from face value. As required by SFAS No. 123(R), the Company recorded an excess tax benefit related to stock-based compensation of $2 million as a financing activity. The Company declared and paid dividends totaling $61 million in 2006 and $49 million in 2005. During 2006 and 2005, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $12 million and $14 million, respectively. On February 15, 2006, the Company announced that its Board of Directors authorized a $150 million, three-year share repurchase program. This program was subsequently terminated on March 7, 2007, upon the Board of Directors authorization of a new $300 million, three-year share repurchase program. Under the share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock, from time to time, depending on market conditions, availability of other investment opportunities and other factors. During 2006, the Company purchased 334,200 shares of its common stock for approximately $8 million.

     Net cash used in financing activities of continuing operations was $105 million in 2005 as compared with net cash provided of $167 million in 2004. The Company repaid $35 million of its 5-year, $175 million term loan during 2005 and declared and paid dividends totaling $49 million in 2005 and $39 million in 2004. During 2005 and 2004, the Company received proceeds from the issuance of common and treasury stock in connection with employee stock programs of $14 million and $33 million, respectively. As part of the $50 million stock repurchase program in effect in 2005, the Company purchased 1.6 million shares of its common stock during 2005 for approximately $35 million.

Capital Structure

     During 2004, the Company obtained a 5-year, $175 million term loan to finance a portion of the purchase price of the Footaction stores. Concurrent with the financing of a portion of the Footaction acquisition, the Company amended its revolving credit agreement, thereby extending the maturity date to May 2009 from July 2006. The agreement includes various restrictive financial covenants with which the Company was in compliance on February 3, 2007. During 2005, the Company prepaid the first and second principal payments totaling $35 million, which would have been due in May 2005 and May 2006. During 2006, the Company repaid an additional $50 million of the term loan, thereby reducing the loan to $90 million.

     During 2006, the Company purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022 at a $2 million discount from face value bringing the outstanding amount to $134 million as of February 3, 2007.

     In 2004, the Company redeemed its entire $150 million 5.50 percent convertible subordinated notes. All of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued. The Company reclassified the remaining $3 million of unamortized deferred costs related to the original issuance of the convertible debt to equity as a result of the conversion.

Credit Rating

     The Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively.

Debt Capitalization and Equity

     For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments. These commitments are the primary financing vehicle for the Company. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2006	2005
	(in millions)
Cash, cash equivalents and short-term investments, net of debt and
capital lease obligations	$236	$261
Present value of operating leases	2,069	1,934
Total net debt	1,833	1,673
Shareholders’ equity	2,295	2,027
Total capitalization	$4,128	$3,700
Net debt capitalization percent	44.4%	45.2%
Net debt capitalization percent without operating leases	—%	—%

     Excluding the present value of operating leases, the Company’s cash, cash equivalents, and short-term investments, net of debt and capital lease obligations, decreased to $236 million at February 3, 2007 from $261 million at January 28, 2006. The Company reduced debt and capital lease obligations by $92 million, and decreased cash, cash equivalents, and short-term investments by $117 million. Additionally, the present value of the operating leases increased by $135 million representing the net change of lease renewals and the effect of foreign currency fluctuations primarily related to the euro. Including the present value of operating leases, the Company’s net debt capitalization percent decreased 80 basis points in 2006. The increase in shareholders’ equity relates to net income of $251 million in 2006, $17 million related to stock plans, an increase of $27 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar and a decrease of $6 million resulting from the adoption of SAB 108. The Company recorded a reduction to shareholders’ equity as permitted by SAB 108 to correct for previous misstatements. The Company declared and paid dividends totaling $61 million during 2006. The Company repurchased 334,200 million shares for approximately $8 million during the year. During 2006, the Company adopted SFAS No. 158 which resulted in the elimination of the additional minimum liability adjustment of $181 million. SFAS No.158 requires that unamortized prior service cost and unamortized gains or losses for both the pension and postretirement plans, which totaled $133 million, be recognized as a component of other comprehensive income. The Company contributed $51 million and $17 million to the Company’s U.S. and Canadian qualified pension plans, respectively, in 2006.

     Excluding the present value of operating leases, the Company’s cash, cash equivalents and short-term investments, net of debt and capital lease obligations, increased to $261 million at January 28, 2006 from $127 million at January 29, 2005. The Company reduced debt and capital lease obligations by $39 million, while increasing cash, cash equivalents and short-term investments by $95 million. Additionally, the present value of the operating leases decreased by $55 million representing the net change of lease renewals, the effect of foreign currency fluctuations primarily related to the euro and the result of the closure of 25 stores due to the hurricanes. Including the present value of operating leases, the Company’s net debt capitalization percent decreased 520 basis points in 2005. The increase in shareholders’ equity relates to net income of $264 million in 2005, $26 million related to stock plans, and a decrease of $25 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar. The Company declared and paid dividends totaling $49 million during 2005.The Company repurchased approximately 1.6 million shares for $35 million during the year. During 2005, the Company reduced its minimum liability for the Company’s pension plans by $15 million, primarily as a result of the plans’ asset performance. The Company contributed $19 million and $7 million to the Company’s U.S. and Canadian qualified pension plans, respectively, in 2005.

Contractual Obligations and Commitments

     The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of February 3, 2007:

		Payments Due by Period
		Less than	2 – 3	3 – 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt (1)	$220	$—	$90	$—	$130
Operating leases	2,739	486	803	621	829
Capital lease obligations	14	14	—	—	—
Other long-term liabilities (2)	—	—	—	—	—
Total contractual cash obligations	$2,973	$500	$893	$621	$959
____________________

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, excluding interest. Additional information is included in the “Long-Term Debt and Obligations under Capital Leases” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)	The Company’s other liabilities in the Consolidated Balance Sheet as of February 3, 2007 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information is included in the “Other Liabilities” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Total	Amount of Commitment Expiration by Period
	Amounts	Less than	2 – 3	3 – 5	After 5
Other Commercial Commitments	Committed	1 Year	Years	Years	Years
	(in millions)
Line of credit	$186	$—	$186	$—	$ —
Stand-by letters of credit	14	—	14	—	—
Purchase commitments (3)	1,676	1,670	5	1	—
Other (4)	53	25	21	7	—
Total commercial commitments	$1,929	$1,695	$226	$8	$ —
____________________

(3)	Represents open purchase orders, as well as minimum required purchases under merchandise contractual agreements, at February 3, 2007. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.

(4)	Represents payments required by non-merchandise purchase agreements and minimum royalty requirements.

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

Merchandise Inventories

     Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. The retail inventory method (“RIM”) is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The RIM is a system of averages that requires management’s estimates and assumptions regarding markups, markdowns and shrink, among others, and as such, could result in distortions of inventory amounts. Significant judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. The failure to take permanent markdowns on a timely basis may result in an overstatement of cost under the retail inventory method. The decision to take permanent markdowns includes many factors, including the current environment, inventory levels and the age of the item. Management believes this method and its related assumptions, which have been consistently applied, to be reasonable.

Vendor Reimbursements

     In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. The effect of vendor allowances was an improvement in gross margin in 2006, as a percentage of sales, of 20 basis points as compared with 2005. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 10 basis points to the 2006 gross margin rate.

     The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 27 percent of total advertising costs in 2006 and approximately 9 percent of catalog costs in 2006.

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

     The Company is required to perform an impairment review of its goodwill at least annually. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The fair value of each of the Company’s reporting units exceeded its carrying value as of the beginning of the year. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The latter requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold.

     During 2006, the Company recorded an impairment charge of $17 million ($12 million after-tax) to write-down long-lived assets such as store fixtures and leasehold improvements in 69 stores in the European operations to their estimated fair value.

Share-Based Compensation

     The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 10 to 15 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 5 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

     The guidance in SFAS No. 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models and assumptions in the future. This may result in both a lack of comparability with other companies that use different models, methods, and assumptions, and in a lack of consistency in future periods.

Pension and Postretirement Liabilities

     The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, and mortality among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2006, as disclosed in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable.

     Long-Term Rate of Return Assumption - The expected long-term rate of return on invested plan assets is a component of pension expense and the rate is based on the plans’ weighted-average target asset allocation of 64 percent equity securities and 36 percent fixed income investments, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments based on the timing of settlements and to reduce future contributions by the Company. The Company’s common stock represented approximately 1 percent of the total pension plans’ assets at February 3, 2007. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2006 pension expense by approximately $3 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and amortized into the plans’ performance over time.

     Discount Rate - An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s benefit obligations as of February 3, 2007 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of February 3, 2007 of the pension plan by approximately $28 million and the effect on the postretirement plan would not be significant. Such a decrease would not have significantly changed 2006 pension expense or postretirement income.

     There is limited risk to the Company for increases in healthcare costs related to the postretirement plan as, beginning in 2001, new retirees have assumed the full expected costs and then existing retirees and future retirees have assumed all increases in such costs.

     The Company expects to record postretirement income of approximately $8 million and pension expense of approximately $6 million in 2007.

Income Taxes

     In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would have resulted in a $3 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

     The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

     The Company expects its 2007 effective tax rate to be approximately 37.5 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United States as compared with international operations.

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

     As a result of achieving divestiture accounting in the fourth quarter of 2002, the Northern Group note was recorded at its fair value. The Company is required to review the collectibility of the note based upon various criteria such as the credit-worthiness of the issuer or a delay in payment of the principal or interest. Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year. At February 3, 2007, CAD$15.5 million remains outstanding on the note, the fair value of which is US$11 million.

     The remaining discontinued reserve balances at February 3, 2007 totaled $15 million of which $3 million is expected to be utilized within the next twelve months. The remaining repositioning and restructuring reserves totaled $4 million at February 3, 2007, whereby $1 million is expected to be utilized within the next twelve months.

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

     The Company’s financial statements have been audited by KPMG LLP, the Company’s independent registered public accounting firm, whose report expresses their opinion with respect to the fairness of the presentation of these financial statements.

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

MATTHEW D. SERRA,	ROBERT W. MCHUGH,
Chairman of the Board,	Senior Vice President and
President and Chief Executive Officer	Chief Financial Officer

April 2, 2007

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

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2007.

     The Company’s independent registered public accounting firm has issued their attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

MATTHEW D. SERRA,	ROBERT W. MCHUGH,
Chairman of the Board,	Senior Vice President and
President and Chief Executive Officer	Chief Financial Officer

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” as well as changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Also as discussed in the notes to the consolidated financial statements, effective February 3, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foot Locker. Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Foot Locker, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Foot Locker, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Foot Locker, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2007, and our report dated April 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
April 2, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

	2006	2005	2004
	(in millions, except per share amounts)
Sales	$5,750	$5,653	$5,355
Costs and expenses
Cost of sales	4,014	3,944	3,722
Selling, general and administrative expenses	1,163	1,129	1,090
Depreciation and amortization	175	171	154
Impairment charge	17	—	—
Interest expense, net	3	10	15
	5,372	5,254	4,981
Other income	(14)	(6)	—
	5,358	5,248	4,981
Income from continuing operations before income taxes	392	405	374
Income tax expense	145	142	119
Income from continuing operations	247	263	255
Income on disposal of discontinued operations,
net of income tax benefit of $1, $3, and $37, respectively	3	1	38
Cumulative effect of accounting change,
net of income tax benefit of $ —	1	—	—
Net income	$251	$264	$293
Basic earnings per share:
Income from continuing operations	$1.59	$1.70	$1.69
Income from discontinued operations	0.02	0.01	0.25
Cumulative effect of accounting change	0.01	—	—
Net income	$1.62	$1.71	$1.94
Diluted earnings per share:
Income from continuing operations	$1.58	$1.67	$1.64
Income from discontinued operations	0.02	0.01	0.24
Cumulative effect of accounting change	—	—	—
Net income	$1.60	$1.68	$1.88

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2006	2005	2004
	(in millions)
Net income	$251	$264	$293
Other comprehensive income, net of tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	27	(25)	19
Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	2	(1)
Reclassification adjustments, net of income tax	—	(1)	1
Net change in cash flow hedges	—	1	—
Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense
(benefit) of $120, $10 and $(9) million, respectively	181	15	(14)
Comprehensive income	$459	$255	$298

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2006	2005
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$221	$289
Short-term investments	249	298
Total cash, cash equivalents and short-term investments	470	587
Merchandise inventories	1,303	1,254
Other current assets	261	173
	2,034	2,014
Property and equipment, net	654	675
Deferred taxes	109	147
Goodwill	264	263
Intangible assets, net	105	117
Other assets	83	96
	$3,249	$3,312
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$256	$361
Accrued and other liabilities	246	305
Current portion of long-term debt and obligations under capital leases	14	51
	516	717
Long-term debt and obligations under capital leases	220	275
Other liabilities	218	293
Total liabilities	954	1,285
Shareholders’ equity	2,295	2,027
	$3,249	$3,312

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	157,280	$635	156,155	$608	144,009	$411
Restricted stock issued under stock option and award plans	—	(3)	225	—	400	—
Forfeitures of restricted stock	—	—	—	2	—	2
Share-based compensation expense	—	10	—	6	—	8
Conversion of convertible debt	—	—	—	—	9,490	150
Reclassification of convertible debt issuance costs	—	—	—	—	—	(3)
Issued under director and employee stock plans, net of tax	530	11	900	19	2,256	40
Issued at end of year	157,810	653	157,280	635	156,155	608
Common stock in treasury at beginning of year	(1,776)	(38)	(64)	(2)	(57)	(1)
Reissued under employee stock plans	122	3	90	2	260	5
Restricted stock issued under stock option and award plans	157	3	—	—	—	—
Forfeitures/cancellations of restricted stock	(30)	(1)	(135)	(2)	(100)	(2)
Shares of common stock used to satisfy tax
withholding obligations	(241)	(6)	(49)	(1)	(137)	(3)
Stock repurchases	(334)	(8)	(1,590)	(35)	—	—
Exchange of options	(5)	—	(28)	—	(30)	(1)
Common stock in treasury at end of year	(2,107)	(47)	(1,776)	(38)	(64)	(2)
	155,703	606	155,504	597	156,091	606
Retained Earnings
Balance at beginning of year		1,601		1,386		1,132
Cumulative effect of adjustments resulting from
the adoption of SAB 108, net of tax (see note 2)		(6)		—		—
Adjusted balance at beginning of year		1,595		1,386		1,132
Net income		251		264		293
Cash dividends declared on common stock
$0.40, $0.32 and $0.26 per share, respectively		(61)		(49)		(39)
Balance at end of year		1,785		1,601		1,386
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		10		35		16
Translation adjustment arising during the period, net of tax		27		(25)		19
Balance at end of year		37		10		35
Cash Flow Hedges
Balance at beginning of year		—		(1)		(1)
Change during year, net of tax		—		1		—
Balance at end of year		—		—		(1)
Minimum Pension Liability Adjustment
Balance at beginning of year		(181)		(196)		(182)
Change during year, net of tax		181		15		(14)
Balance at end of year		—		(181)		(196)
Adjustment related to initial application of
SFAS No. 158, net of tax (see note 21)		(133)		—		—
Total Accumulated Other Comprehensive Loss		(96)		(171)		(162)
Total Shareholders’ Equity		$2,295		$2,027		$1,830

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005	2004
	(in millions)
From Operating Activities
Net income	$251	$264	$293
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income on disposal of discontinued operations, net of tax	(3)	(1)	(38)
Impairment charge	17	—	—
Cumulative effect of accounting change, net of tax	(1)	—	—
Depreciation and amortization	175	171	154
Share-based compensation expense	10	6	8
Deferred income taxes	21	24	50
Change in assets and liabilities:
Merchandise inventories	(38)	(111)	(183)
Accounts payable and other accruals	(103)	14	157
Qualified pension plan contributions	(68)	(26)	(106)
Income taxes	(3)	(8)	—
Other, net	(69)	16	(63)
Net cash provided by operating activities of continuing operations	189	349	272
From Investing Activities
Acquisitions	—	1	(242)
Gain from lease termination	4	—	—
Gain from insurance recoveries	4	3	—
Purchases of short-term investments	(1,992)	(2,798)	(2,884)
Sales of short-term investments	2,041	2,767	2,875
Capital expenditures	(165)	(155)	(156)
Net cash used in investing activities of continuing operations	(108)	(182)	(407)
From Financing Activities
Debt issuance costs	—	—	(2)
(Reduction) increase in long-term debt	(86)	(35)	175
Repayment of capital lease	(1)	—	—
Dividends paid on common stock	(61)	(49)	(39)
Issuance of common stock	9	12	28
Treasury stock reissued under employee stock plans	3	2	5
Purchase of treasury shares	(8)	(35)	—
Tax benefit on stock compensation	2	—	—
Net cash (used in) provided by financing activities of continuing operations	(142)	(105)	167
Net Cash (Used In) Provided by operating activities of Discontinued Operations	(8)	—	1
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	1	2	2
Net Change in Cash and Cash Equivalents	(68)	64	35
Cash and Cash Equivalents at Beginning of Year	289	225	190
Cash and Cash Equivalents at End of Year	$221	$289	$225
Cash Paid During the Year:
Interest	$20	$21	$23
Income taxes	$133	$93	$121
Non-cash Financing Activities:
Common stock issued upon conversion of convertible debt	$—	$—	$150
Debt issuance costs reclassified to equity upon conversion of convertible debt	$—	$—	$3

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

Reporting Year

     The 2006 fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2006 represents the 53 weeks ending February 3, 2007. Fiscal year 2005 and 2004 represented the 52 weeks ended January 28, 2006 and January 29, 2005, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

     Revenue from retail stores is recognized at the point of sale when the product is delivered to customers. Internet and catalog sales revenue is recognized upon estimated receipt by the customer. Sales include shipping and handling fees for all periods presented. Sales include merchandise, net of returns and exclude all taxes. The Company provides for estimated returns based on return history and sales levels. The Company recognizes revenue, including gift card sales and layaway sales, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

Gift Cards

     The Company sells gift cards to its customers; the cards do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $7 million in 2006 and $2 million, for both 2005 and 2004. Unredeemed gift cards are recorded as a current liability.

Statement of Cash Flows

     The Company has selected to present the operations of the discontinued business as one line in the Consolidated Statements of Cash Flows. For all the periods presented this caption includes only operating activities.

Store Pre-Opening and Closing Costs

     Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less the sublease rental income, is provided for once the store ceases to be used, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

     Advertising costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative advertising, were as follows:

	2006	2005	2004
	(in millions)
Advertising expenses	$92.5	$99.0	$102.5
Cooperative advertising reimbursements	(23.0)	(21.2)	(24.8)
Net advertising expense	$69.5	$77.8	$77.7

Catalog Costs

     Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period to each catalog, generally 90 days. Cooperative reimbursements earned for the promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3.9 million and $3.0 million at February 3, 2007 and January 28, 2006, respectively.

     Catalog costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative reimbursements, were as follows:

	2006	2005	2004
	(in millions)
Catalog costs	$47.0	$48.2	$50.3
Cooperative reimbursements	(3.5)	(3.0)	(2.9)
Net catalog expense	$43.5	$45.2	$47.4

Earnings Per Share

     Basic earnings per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through share-based compensation including stock options and the conversion of convertible long-term debt. The following table reconciles the numerator and denominator used to compute basic and diluted earnings per share for continuing operations.

	2006	2005	2004
	(in millions)
Income from continuing operations	$247	$263	$255
Effect of Dilution:
Convertible debt (1)	—	—	2
Income from continuing operations assuming dilution	$247	$263	$257
Weighted-average common shares outstanding	155.0	155.1	150.9
Effect of Dilution:
Stock options and awards	1.8	2.5	3.0
Convertible debt (1)	—	—	3.2
Weighted-average common shares outstanding
assuming dilution	156.8	157.6	157.1
____________________

(1)	In 2001, the Company issued $150 million of subordinated convertible notes due 2008. Effective June 4, 2004, all of the convertible subordinated notes were cancelled and approximately 9.5 million new shares of the Company’s common stock were issued.

     Options to purchase 2.8 million, 2.2 million and 1.5 million shares of common stock as of February 3, 2007, January 28, 2006, and January 29, 2005, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

Share-Based Compensation

     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations, (“SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and, therefore, will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to unvested stock options, restricted shares and stock appreciation rights and issuances under the employee stock purchase plan outstanding as of January 29, 2006 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and any new share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards over the vesting term.

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

     The Company has recorded an additional $6 million of stock-based compensation expense, net of estimated forfeitures, during 2006 as a result of its adoption of SFAS No. 123(R). During 2006, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant. Forfeitures were recorded as they occurred, however under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See Note 22 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

     SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For 2006, the Company recorded an excess tax benefit of $2 million as a financing cash flow as required by the standard.

     Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

     The following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	2005	2004
Net income:
As reported	$264	$293
Compensation expense included in reported net income,
net of income tax benefit	4	5
Total compensation expense under fair value method for
all awards, net of income tax benefit	(9)	(13)
Pro forma	$259	$285
Basic earnings per share:
As reported	$1.71	$1.94
Pro forma	$1.67	$1.89
Diluted earnings per share:
As reported	$1.68	$1.88
Pro forma	$1.64	$1.83

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit cards transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents at February 3, 2007 and January 28, 2006 were $208 million and $237 million, respectively.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At February 3, 2007, all of the Company’s investments were classified as available for sale, and accordingly are reported at fair value. Short-term investments comprise auction rate securities. Auction rate securities are perpetual preferred or long-dated securities whose dividend/coupon resets periodically through a Dutch auction process. A Dutch auction is a competitive bidding process designed to determine a rate for the next term, such that all sellers sell at par and all buyers buy at par. Accordingly, there were no realized or unrealized gains or losses for any of the periods presented.

Merchandise Inventories and Cost of Sales

     Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. Merchandise inventories of the Direct-to-Customers business are valued at the lower of cost or market using weighted-average cost, which approximates FIFO. Transportation, distribution center and sourcing costs are capitalized in merchandise inventories. In 2006, the Company adopted SFAS No. 151, “Inventory Costs- An Amendment of ARB 43, Chapter 4.” This standard amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. With the adoption of this standard the Company no longer capitalized the freight associated with transfers between its store locations.

     Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged product returns, markdown allowances and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy reflects the amortization of amounts received from landlords for tenant improvements.

Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $29 million at February 3, 2007 and $39 million at January 28, 2006.

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

     During 2006, the Company recorded an impairment charge of $17 million ($12 million after-tax) to write-down long-lived assets such as store fixtures and leasehold improvements in 69 stores in the European operations to their estimated fair value.

Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually.

     The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit is evaluated as of the beginning of each year, determined using a combination of market and discounted cash flow approaches, exceeded the carrying value of each respective reporting unit. Separable intangible assets that are deemed to have finite lives will continue to be amortized over their estimated useful lives. Intangible assets with finite lives primarily reflect lease acquisition costs and are amortized over the lease term.

Derivative Financial Instruments

     All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings, other comprehensive gain or loss or as a basis adjustment to the underlying hedged item, depending on whether a derivative is designated and effective as part of a hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings.

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, short-term investments, and other current receivables and payables approximates fair value due to the short-term nature of these assets and liabilities. Quoted market prices of the same or similar instruments are used to determine fair value of long-term debt and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term investments and notes receivable if quoted market prices on these instruments are unavailable.

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

Pension and Postretirement Obligations

     The discount rate selected to measure the present value of the Company’s benefit obligations as of February 3, 2007 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined.

Insurance Liabilities

     The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $16 million at February 3, 2007 and January 28, 2006. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was $1 million in each of 2006, 2005 and 2004.

Accounting for Leases

     The Company recognizes rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred.

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

Recent Accounting Pronouncements Not Previously Discussed Herein

     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48. However, the Company does not expect the adoption of this interpretation will significantly affect the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company's financial position or results of operations.

2     Staff Accounting Bulletin No. 108

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” or income statement method and the “iron curtain” or balance sheet method. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (“dual method”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company had historically evaluated uncorrected misstatements using the “rollover” method. SAB 108 permits companies to apply its provisions initially by either (i) restating prior financial statements as if the provisions had always been applied or (ii) recording the cumulative effect of initially applying SAB 108 as adjustments to the carrying value of assets and liabilities as of the beginning of 2006 with an offsetting adjustment recorded to the opening balance of shareholders’ equity.

     The Company believes its prior period assessments of uncorrected misstatements and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such items, both individually and in the aggregate, were appropriate. These items did not significantly affect 2005 or 2004 as these items originated in earlier periods. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 for the items described below.

Adjustment
at Jan. 29,
(in millions)	2006
Accrued liabilities (1)	$3.4
Revenue recognition (2)	2.8
Inventory valuation (3)	4.2
10.4
Provision for income taxes	4.1
Decrease to shareholders’ equity	$6.3
____________________

(1)	Accrued liabilities – The Company understated its accrued liabilities for certain items, such as telecommunications, utilities and property taxes in years prior to 2003. These items originated when the Company was accruing for these items on a calendar year rather than a fiscal year basis.

(2)	Revenue recognition – The Company had historically recorded revenue from its catalog and Internet operations when the product was shipped to the customer, rather than upon the actual receipt of the product by the customer.

(3)	Inventory valuation – The Company did not properly recognize the permanent reduction of the retail value of its inventory upon the transfer to clearance stores. The Company provided a reserve for the value of this inventory that had not been marked down to current selling prices.

     In addition, the Company had historically included its lease acquisition costs of $8 million in 2005 and $17 million in 2004 within the investing section of the Statement of Cash Flows. In 2005, the Company classified the premiums paid and proceeds received ($3 million, net) associated with its option currency contracts as an investing activity. The Company has determined that these activities would be more appropriately classified as an operating activity. Accordingly, the Company reclassified $5 million and $17 million for 2005 and 2004, respectively, to operating activities.

3     Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of February 3, 2007, the Company has two reportable segments, Athletic Stores, which sells athletic footwear and apparel through its various retail stores, and Direct-to-Customers, which includes the Company’s catalogs and Internet business.

     The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Sales
	2006	2005	2004
	(in millions)
Athletic Stores	$5,370	$5,272	$4,989
Direct-to-Customers	380	381	366
Total sales	$5,750	$5,653	$5,355

Operating Results

	2006	2005	2004
	(in millions)
Athletic Stores	$405	$419	$420
Direct-to-Customers	45	48	45
	450	467	465
Restructuring charges (1)	(1)	—	(2)
Division profit	449	467	463
Corporate expense (2)	(68)	(58)	(74)
Operating profit	381	409	389
Other income (3)	14	6	—
Interest expense, net	3	10	15
Income from continuing operations before income taxes	$392	$405	$374
____________________

(1)	The restructuring charge in 2006 represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box distribution center. During 2004, the Company recorded a restructuring charge of $2 million related to the dispositions of non-core businesses. These charges were classified within selling, general and administrative expenses in the Consolidated Statements of Operations.

(2)	2004 includes integration costs of $5 million related to the acquisitions of Footaction and the 11 stores in the Republic of Ireland.

(3)	2006 includes $4 million gain on lease terminations; $8 million of insurance proceeds related to the 2005 hurricane; and $2 million gain on debt repurchase.

2005 includes a $3 million gain from insurance recoveries associated with Hurricane Katrina. Additionally, $3 million represents a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro dominated earnings.

	Depreciation and
	Amortization			Capital Expenditures			Total Assets
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions)
Athletic Stores	$147	$141	$126	$135	$137	$139	$2,374	$2,322	$2,335
Direct-to-Customers	6	6	5	4	6	8	195	196	190
	153	147	131	139	143	147	2,569	2,518	2,525
Corporate	22	24	23	26	12	9	680	794	711
Discontinued operations	—	—	—	—	—	—	—	—	1
Total Company	$175	$171	$154	$165	$155	$156	$3,249	$3,312	$3,237

     Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy and France represent approximately 36, 39 and 40 percent of the International category’s sales for the three-year period ended February 3, 2007. No other individual country included in the International category is significant.

Sales

	2006	2005	2004
	(in millions)
United States	$4,356	$4,257	$3,982
International	1,394	1,396	1,373
Total sales	$5,750	$5,653	$5,355

Long-Lived Assets

	2006	2005	2004
	(in millions)
United States	$504	$523	$547
International	150	152	168
Total long-lived assets	$654	$675	$715

4     Other Income

     In 2006, other income includes a gain of $8 million related to a final settlement with the Company’s insurance carriers of claims related to Hurricane Katrina. In 2005, the Company recorded a gain of $3 million of insurance recoveries in excess of losses associated with Hurricane Katrina.

     During 2006, the Company purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022, at a $2 million discount from face value. Also during 2006, the Company terminated two of its leases and recorded a net gain of $4 million.

     In 2005, the Company recorded a net gain of $3 million related to foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings.

5     Short-Term Investments

     The Company’s auction rate security investments are accounted for as available-for-sale securities. The fair value of all investments approximate their carrying cost as the investments are generally not held for more than 49 days and they are traded at par value. The following represents the composition of the Company’s auction rate securities by underlying investment.

	2006	2005
	(in millions)
Tax exempt municipal bonds	$44	$41
Equity securities	205	257
	$249	$298

     Contractual maturities of the bonds outstanding at February 3, 2007 range from 2026 to 2042.

6     Merchandise Inventories

	2006	2005
	(in millions)
LIFO inventories	$967	$939
FIFO inventories	336	315
Total merchandise inventories	$1,303	$1,254

     The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

7 Other Current Assets

	2006	2005
	(in millions)
Net receivables	$ 59	$ 49
Prepaid expenses and other current assets	36	31
Prepaid rent	62	15
Prepaid income taxes	67	49
Deferred taxes	21	28
Investments	14	—
Current portion of Northern Group note receivable	1	1
Fair value of derivative contracts	1	—
	$261	$173

8 Property and Equipment, net

	2006	2005
	(in millions)
Land	$3	$3
Buildings:
Owned	30	31
Furniture, fixtures and equipment:
Owned	1,139	1,087
Leased	14	15
	1,186	1,136
Less: accumulated depreciation	(870)	(800)
	316	336
Alterations to leased and owned buildings,
net of accumulated amortization	338	339
	$654	$675

9 Goodwill

	2006	2005
	(in millions)
Athletic Stores	$184	$183
Direct-to-Customers	80	80
	$264	$263

     The effect of foreign exchange fluctuations for the fiscal year ended February 3, 2007 increased goodwill by $1 million, resulting from the strengthening of the euro in relation to the U.S. dollar.

10     Intangible Assets, net

	February 3, 2007				January 28, 2006
			Net	Wtd. Avg.			Net
	Gross	Accum.	Value	Useful Life	Gross	Accum.	Value
(in millions)	value	amort.	(1)	in Years	value	amort.	(1)
Finite life intangible assets
Lease acquisition costs	$178	$(98)	$80	11.9	$165	$(77)	$88
Trademark	21	(3)	18	20.0	21	(2)	19
Loyalty program	1	(1)	—	2.0	1	(1)	—
Favorable leases	9	(5)	4	3.9	10	(4)	6
Total finite life intangible assets	209	(107)	102	12.3	197	(84)	113
Intangible assets not subject to
amortization	3	—	3		4	—	4
Total intangible assets	$212	$(107)	$105		$201	$(84)	$117
____________________

(1)	Includes effect of foreign currency translation of $5 million in 2006 and $8 million in 2005 primarily related to the strengthening of the euro in relation to the U.S. dollar.

     Intangible assets not subject to amortization at February 3, 2007, includes $3 million related to the trademark of the 11 stores acquired in the Republic of Ireland. The additional minimum liability at January 28, 2006, which represented the amount by which the accumulated benefit obligation exceeded the fair market value of U.S. defined benefit plan’s assets, was offset by an intangible asset to the extent of previously unrecognized prior service costs of $1 million. The adoption of SFAS No. 158 in 2006 has eliminated the intangible asset.

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

     Amortization expense for the intangibles subject to amortization was approximately $19 million, $18 million and $17 million for 2006, 2005 and 2004, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $19 million for 2007, $16 million for 2008, $14 million for 2009, $12 million for 2010 and $10 million for 2011.

11     Other Assets

	2006	2005
	(in millions)
Deferred tax costs	$21	$24
Investments and note receivable	7	22
Northern Group note receivable, net of current portion	10	9
Fair value of derivative contracts	—	1
Pension benefits	8	—
Other	37	40
	$83	$96

12     Accrued and Other Liabilities

	2006	2005
	(in millions)
Pension and postretirement benefits	$4	$72
Incentive bonuses	12	20
Other payroll and payroll related costs, excluding taxes	46	52
Taxes other than income taxes	46	43
Property and equipment	24	16
Customer deposits [1]	33	31
Income taxes payable	2	3
Fair value of derivative contracts	2	1
Current deferred tax liabilities	4	3
Sales return reserve	4	4
Liabilities of discontinued operations	—	2
Current portion of repositioning and restructuring reserves	1	1
Current portion of reserve for discontinued operations	3	8
Other operating costs	65	49
	$246	$305
____________________

1	Customer deposits include unredeemed gift cards and certificates, merchandise credits and, deferred revenue related to undelivered merchandise, including layaway sales.

13     Revolving Credit Facility

     At February 3, 2007, the Company had unused domestic lines of credit of $186 million, pursuant to a $200 million unsecured revolving credit agreement. $14 million of the line of credit was committed to support standby letters of credit. These letters of credit are primarily used for insurance programs.

     In May 2004, shortly after the Footaction acquisition, the Company amended its revolving credit agreement, thereby extending the maturity date to May 2009 from July 2006. The agreement includes various restrictive financial covenants with which the Company was in compliance on February 3, 2007. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 3, 2007 is approximately $1.9 million. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 0.875 percent to LIBOR plus 1.625 percent. The quarterly facility fees paid on the unused portion during 2006 and 2005, which are also based on the Company’s fixed charge coverage ratio, ranged from 0.175 percent to 0.25 percent. There were no short-term borrowings during 2006 or 2005.

     Interest expense, including facility fees, related to the revolving credit facility was $2 million in 2006, 2005 and 2004.

14     Long-Term Debt and Obligations under Capital Leases

     In May 2004, the Company obtained a 5-year, $175 million amortizing term loan from the bank group participating in its existing revolving credit facility to finance a portion of the purchase price of the Footaction stores. The interest rate on the LIBOR-based, floating-rate loan was 6.5 percent on February 3, 2007 and 5.568 percent on January 28, 2006. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in 2005 and 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. Closing and upfront fees totaling approximately $1 million were paid for the term loan and these fees are being amortized using the interest rate method as determined by the principal repayment schedule. During 2005, the Company repaid $35 million of its 5-year term loan. This payment was in advance of the originally scheduled payment dates of May 19, 2005 and May 19, 2006 as permitted by the agreement. During 2006, the Company repaid an additional $50 million of its 5-year term loan. This payment was in advance of the originally scheduled payment dates of May 19, 2007 and May 19, 2008.

     During 2006, the Company purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022 at a $2 million discount from face value bringing the outstanding amount to $134 million as of February 3, 2007. The Company has various interest rate swap agreements, which convert $100 million of the 8.50 percent debentures from a fixed interest rate to a variable interest rate, which are collectively classified as a fair value hedge. The net fair value of the interest rate swaps at February 3, 2007 was a liability of $4 million, which was included in other liabilities, the carrying value of the 8.50 percent debentures was decreased by the corresponding amount. The net fair value of the interest rate swaps at January 28, 2006 was a liability $1 million, of which $1 million was included in other assets and $2 million was included in other liabilities. Accordingly, the fair value of the interest rate swaps decreased the carrying value of the 8.50 percent debentures at January 28, 2006 by $1 million.

     Following is a summary of long-term debt and obligations under capital leases:

	2006	2005
	(in millions)
8.50% debentures payable 2022	$130	$171
$175 million term loan	90	140
Total long-term debt	220	311
Obligations under capital leases	14	15
	234	326
Less: Current portion	14	51
	$220	$275

     Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term	Capital
	Debt	Leases	Total
	(in millions)
2007	$—	$14	$14
2008	2	—	2
2009	88	—	88
2010	—	—	—
2011	—	—	—
Thereafter	130	—	130
	220	14	234
Less: Current portion	—	14	14
	$220	$—	$220

     Interest expense related to long-term debt and capital lease obligations, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs was $20 million in both 2006 and 2005, and $19 million in 2004. The effect of the interest rate swaps was not significant for the year ended February 3, 2007. The effect of the interest rate swaps resulted in a combined reduction in interest expense of $1 million in 2005, and $3 million in 2004.

15     Leases

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

Rent expense consists of the following:

	2006	2005	2004
	(in millions)
Minimum rent	$496	$489	$470
Other occupancy expenses	145	141	135
Contingent rent based on sales	21	13	11
Sublease income	(1)	(1)	(1)
Total rent expense	$661	$642	$615

     Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2007	$486
2008	432
2009	371
2010	332
2011	289
Thereafter	829
Total operating lease commitments	$2,739
Present value of operating lease commitments	$2,069

16     Other Liabilities

	2006	2005
	(in millions)
Pension benefits	$21	$42
Postretirement benefits	11	84
Straight-line rent liability	91	83
Income taxes	45	35
Workers’ compensation / general liability reserves	12	12
Reserve for discontinued operations	12	14
Repositioning and restructuring reserves	3	3
Fair value of derivatives	12	2
Unfavorable leases	2	3
Other	9	15
	$218	$293

17     Discontinued Operations

     On January 23, 2001, the Company announced that it was exiting its 694-store Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received, however the interest and payment terms remained unchanged. The note is required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. As of February 3, 2007, CAD$15.5 million remains outstanding on the note. The fair value of the note at February 3, 2007 and January 28, 2006, is $11 million and $1 million is classified as a current receivable, with the remainder classified as long term within other assets in the accompanying Consolidated Balance Sheets. All scheduled principal and interest payments have been received in accordance with the terms of the note. During 2006, the Company revised its estimates related to the U.S. Northern store reserve resulting in a reduction of $2 million.

     Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest income will also be recorded within continuing operations. The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the note may not be recoverable. Such circumstances would include deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the note. The purchaser has made all payments required under the terms of the note. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of February 3, 2007, the Company estimates that its gross contingent lease liability is CAD$11 million (approximately US$9 million). The Company currently estimates the expected value of the lease liability to be approximately US$1 million. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

     In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Company exited its Domestic General Merchandise segment. During 2006, the Company adjusted its International General Merchandise reserve by $2 million, reflecting favorable lease terminations. During 2005, the Company recorded a charge of $2 million to revise estimates on its lease liability for one store in the International General Merchandise segment. During 2004, the Company recorded income of $1 million, after-tax, related to a refund of Canadian customs duties related to certain of the businesses that comprised the Specialty Footwear segment.

     The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below. The remaining reserve balances as of February 3, 2007 primarily represent lease obligations; $3 million is expected to be utilized within twelve months and the remaining $12 million thereafter.

	2003	2004			2005			2006
		Charge/	Net		Charge/	Net		Charge/	Net
	Balance	(Income)	Usage*	Balance	(Income)	Usage*	Balance	(Income)	Usage*	Balance
	(in millions)
Northern Group	$2	$—	$1	$3	$—	$2	$5	$(2)	$(1)	$2
International General Merchandise	5	—	—	5	2	1	8	(2)	—	6
Specialty Footwear	2	(1)	1	2	—	(1)	1	—	—	1
Domestic General Merchandise	10	—	(2)	8	—	—	8	—	(2)	6
Total	$19	$(1)	$—	$18	$2	$2	$22	$(4)	$(3)	$15
____________________

*	Net usage includes effect of foreign exchange translation adjustments.

18     Repositioning and Restructuring Reserves

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

     In connection with the sale of SFMB, the Company remained as guarantor of a distribution center lease. During 2006 and 2004, the Company recorded charges of $1 million and $2 million, respectively, primarily related to the distribution center lease. The lease for the distribution center expires January 31, 2010. As of February 3, 2007, the Company estimates its gross contingent lease liability for the distribution center lease to be approximately $2 million, offset in part by the estimated sublease income of $1 million. The Company entered into a sublease on November 15, 2004 for a significant portion of the distribution center that will expire concurrent with the Company’s lease term. Accordingly, at February 3, 2007 the reserve balance is $1 million.

1993 Repositioning and 1991 Restructuring

     The Company recorded charges in 1993 and in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. As of February 3, 2007 the reserve balance is $3 million.

19     Income Taxes

     Following are the domestic and international components of pre-tax income from continuing operations:

	2006	2005	2004
	(in millions)
Domestic	$320	$309	$222
International	72	96	152
Total pre-tax income	$392	$405	$374

     The income tax provision consists of the following:

	2006	2005	2004
	(in millions)
Current:
Federal	$93	$72	$11
State and local	14	11	6
International	17	35	52
Total current tax provision	124	118	69
Deferred:
Federal	10	22	43
State and local	6	7	8
International	5	(5)	(1)
Total deferred tax provision	21	24	50
Total income tax provision	$145	$142	$119

     Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $426 million and $388 million at February 3, 2007, and January 28, 2006, respectively.

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.3	2.8	2.3
International income taxed at varying rates	(0.9)	0.8	(0.6)
Foreign tax credit utilization	(1.2)	(3.1)	(2.5)
Increase (decrease) in valuation allowance	0.1	(1.5)	0.1
Federal/foreign tax settlements	(0.1)	0.4	(3.3)
Tax exempt obligations	(0.5)	(0.4)	(0.2)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	1.4	1.2	1.1
Effective income tax rate	36.9%	35.0%	31.7%

      Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2006	2005
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards	$56	$71
Employee benefits	26	75
Reserve for discontinued operations	6	8
Repositioning and restructuring reserves	2	3
Property and equipment	116	108
Allowance for returns and doubtful accounts	4	4
Straight-line rent	24	22
Other	21	19
Total deferred tax assets	255	310
Valuation allowance	(105)	(123)
Total deferred tax assets, net	$150	$187

	2006	2005
	(in millions)
Deferred tax liabilities:
Inventories	$24	$18
Goodwill	13	12
Other	8	10
Total deferred tax liabilities	45	40
Net deferred tax asset	$105	$147
Balance Sheet caption reported in:
Deferred taxes	$109	$147
Other current assets	21	28
Other current liabilities	(4)	(3)
Other liabilities	(21)	(25)
	$105	$147

      The Company operates in multiple taxing jurisdictions and is subject to audit. Audits can involve complex issues and may require an extended period of time to resolve. A taxing authority may challenge positions that the Company has adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax positions for such transactions and records reserves for those differences.

     The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2005. The Company participated in the IRS’ Compliance Assurance Process (“CAP”) for 2006, which is expected to conclude during 2007. The Company has started the CAP for 2007.

     As of February 3, 2007, the Company has a valuation allowance of $105 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards, tax loss carryforwards of certain foreign operations, and capital loss carryforwards and unclaimed tax depreciation of the Canadian operations. The valuation allowance for state tax loss carryforwards decreased, principally due to anticipated expirations of those losses. The valuation allowance for Canadian tax loss carryforwards and tax depreciation decreased as a result of currency fluctuations and other adjustments.

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at February 3, 2007. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At February 3, 2007, the Company’s tax loss/credit carryforwards includes international operating loss carryforwards with a potential tax benefit of $26 million. Those expiring between 2007 and 2013 total $23 million and those that do not expire total $3 million. The Company also has state net operating loss carryforwards with a potential tax benefit of $18 million, which principally relate to the 16 states where the Company does not file combined or consolidated returns. These loss carryforwards expire between 2007 and 2025. The Company has state credits carryforwards of approximately $1 million that expire between 2010 and 2013 and Canadian capital loss carryforwards of approximately $11 million that do not expire.

20     Financial Instruments and Risk Management

Foreign Exchange Risk Management — Derivative Holdings Designated as Hedges

     The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.

     For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2006 or 2005. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

     The primary currencies to which the Company is exposed are the euro, the British Pound, and the Canadian Dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount classified to cost of sales related to such contracts was not significant in 2006 and was a gain of $2 million in 2005. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2006 was not significant and was approximately $1 million in 2005. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign exchange-rate volatility. In 2005, the Company hedged a portion of its net investment in its European subsidiaries. The Company entered into a 10-year cross currency swap, effectively creating a €100 million long-term liability and a $122 million long-term asset. During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month EURIBOR and one-month U.S. LIBOR rates, respectively. In 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries. The Company entered into a 10-year cross currency swap, creating a CAD $40 million liability and a $35 million long-term asset. During the term of this transaction, the Company will remit to and receive from its counterparty interest payments based on rates that are reset monthly equal to one-month CAD B.A. and one-month U.S. LIBOR rates, respectively.

     The Company has designated these hedging instruments as hedges of the net investments in foreign subsidiaries, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instrument due to changes in the spot rate will be recorded in other comprehensive income and are expected to offset changes in the euro-denominated net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed of. The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Consolidated Balance Sheet at February 3, 2007 decreased shareholders’ equity by $5 million, net of tax. At January 28, 2006, the amount recorded to foreign currency translation was not significant. The effect on the Consolidated Statements of Operations related to the net investments hedges was income of $3 million for 2006 and was not significant for 2005.

Foreign Exchange Risk Management — Derivative Holdings Designated as Non-Hedges

     The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments including option currency contracts. These contracts are not designated as hedges and as a result, the changes in the fair value of these financial instruments are charged to the statement of operations immediately. The changes in fair values recorded in the Consolidated Statement of Operations for the year ended February 3, 2007 was not significant and was a net gain of approximately $3 million for contracts that settled in the second quarter of 2005.

     The Company also enters into certain forward foreign exchange contracts to hedge intercompany foreign-currency denominated transactions. In 2005, the Company recorded gains of approximately $3 million in selling, general and administrative expenses to reflect the fair value of these contracts. These gains were offset by the foreign exchange losses on the revaluation of the underlying assets or liabilities. The amount recorded during 2006 was not significant.

Foreign Currency Exchange Rates

     The table below presents the fair value, notional amounts, and weighted-average exchange rates of foreign exchange forward and option contracts outstanding at February 3, 2007.

	Fair Value	Contract Value	Weighted-Average
	(US in millions)	(US in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$(1)	$63.6799
Buy $US/Sell €	—	4	1.3108
Buy $US/Sell CAD$	—	2.9088

Earnings
Sell €/Buy $US	$—	$29	1.2962
Sell CAD$/ Buy $US	—	7.8739

Intercompany
Buy €/ Sell British £	$—	$25.6762
Buy British £/Sell €	—	25.6668
Buy SEK/Sell €	—	1.7456
Buy €/Sell $US	—	1	1.3078
Buy US/Sell NZD	—	2.5985
Buy US/Sell AUD	—	2.7456
Buy US/Sell CAD	—	1.8727

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

     The following table presents the Company’s outstanding interest rate derivatives:

	2006	2005	2004
	(in millions)
Interest Rate Swaps:
Fixed to Variable ($US) — notional amount	$100	$100	$100
Average pay rate	8.53%	8.00%	6.46%
Average receive rate	8.50%	8.50%	8.50%
Variable to variable ($US) — notional amount	$100	$100	$100
Average pay rate	5.57%	4.82%	2.73%
Average receive rate	5.32%	4.79%	3.25%

Fair Value

     The following represents the fair value of foreign exchange derivative contracts and interest rate swaps:

	2006	2005
	(in millions)
Current assets	$ 1	$ —
Non-current assets	—	1
Current liabilities	2	1
Non-current liabilities	12	2

Interest Rates

     The Company’s major exposure to market risk is to changes in interest rates, primarily in the United States.

     The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the effect of the interest rate swaps outstanding at February 3, 2007, of the Company’s long-term debt obligations.

							Feb. 3,	Jan. 28,
							2007	2006
	2007	2008	2009	2010	2011	Thereafter	Total	Total
	($ in millions)
Long-term debt	$ —	2	88	—	—	132	$222	$330
Weighted-average interest rate	7.8%	7.8%	7.8%	8.7%	8.7%	8.7%

Fair Value of Financial Instruments

     The carrying value and estimated fair value of long-term debt was $220 million and $222 million, respectively, at February 3, 2007 and $311 million and $330 million, respectively, at January 28, 2006. The carrying value and estimated fair value of long-term investments and notes receivable was $18 million and $19 million, respectively, at February 3, 2007 and $33 million and $33 million, respectively, at January 28, 2006. The carrying value and estimated fair value of short-term investment was $14 million and $15 million, respectively, at February 3, 2007. The carrying values of cash and cash equivalents, other short-term investments and other current receivables and payables approximate their fair value.

Business Risk

     The retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 20 countries and purchased approximately 78 percent of its merchandise in 2006 from its top 5 vendors. In 2006, the Company purchased approximately 50 percent of its athletic merchandise from one major vendor and approximately 14 percent from another major vendor. Each of our operating divisions are highly dependent on Nike, they individually purchase 40 to 65 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

     Included in the Company’s Consolidated Balance Sheet as of February 3, 2007, are the net assets of the Company’s European operations totaling $478 million, which are located in 16 countries, 11 of which have adopted the euro as their functional currency.

21    Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

     The Company has defined benefit pension plans covering most of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of the fiscal year.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This new standard requires an employer to: recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income/loss. The initial effect of the standard, due to unrecognized prior service cost and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income/loss within shareholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are derecognized upon the adoption of SFAS No. 158. The Company adopted this standard as of February 3, 2007.

     The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at February 3, 2007 and January 28, 2006:

			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$ 689	$ 703	$ 17	$ 24
Service cost	10	9	—	—
Interest cost	36	36	1	1
Plan participants’ contributions	—	—	5	5
Actuarial gain	(12)	—	(3)	(5)
Foreign currency translation adjustments	(2)	7	—	—
Plan amendment	1	—	—	—
Benefits paid	(60)	(66)	(7)	(8)
Benefit obligation at end of year	$ 662	$ 689	$ 13	$ 17

			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$579	$551
Actual return on plan assets	60	60
Employer contribution	70	29
Foreign currency translation adjustments	(2)	5
Benefits paid	(60)	(66)
Fair value of plan assets at end of year	$647	$579
Funded status
Funded status	$(15)	$(110)	$(13)	$(17)
Unrecognized prior service cost (benefit)		3		(9)
Unrecognized net (gain) loss		303		(60)
Prepaid asset (accrued liability)		$196		$(86)
Balance Sheet caption reported in:
Intangible assets	$—	$1	$—	$—
Other assets	8	—	—	—
Accrued and other liabilities	(2)	(70)	(2)	(2)
Other liabilities	(21)	(42)	(11)	(84)
Accumulated other comprehensive loss, pre-tax	—	307	—	—
	$(15)	$196	$(13)	$(86)

     At February 3, 2007, the aggregate amount of accumulated benefit obligations which exceed plan assets totaled $23 million representing the Company’s nonqualified pension plans. The Company's qualified pension plans were fully funded at February 3, 2007. At January 28, 2006, the accumulated benefit obligations of $688 million exceeded plan assets of $579 million for all pension plans.

     Amounts recognized in accumulated other comprehensive loss (pre-tax) at February 3, 2007 consists of:

	Pension	Postretirement
	Benefits	Benefits
Prior service cost (benefit)	$4	$(7)
Net actuarial (gain) loss	274	(53)
Total amount recognized	$278	$(60)

     The following represents the change to the Consolidated Balance Sheet as of February 3, 2007 as a result of the adoption of SFAS No. 158:

	Prior to
	AML and		Effect of	Post AML and
	Statement		Adoption	Statement
	No. 158	AML	Statement	No. 158
	Adjustments	Adjustment	No. 158	Adjustments
	(in millions)
Current assets	2,034	—	—	2,034
Deferred taxes	144	(120)	85	109
Intangible assets	106	(1)	—	105
Other assets	75	—	8	83
Total assets	$ 3,277	(121)	93	$ 3,249

	Prior to
	AML and		Effect of	Post AML and
	Statement		Adoption	Statement
	No. 158	AML	Statement	No. 158
	Adjustments	Adjustment	No. 158	Adjustments
	(in millions)
Accrued and other liabilities	246	—	—	246
Total current liabilities	516	—	—	516
Other liabilities	300	(308)	226	218
Other comprehensive loss	(150)	187	(133)	(96)
Total shareholders’ equity	2,323	(121)	93	2,295
Total liabilities and shareholders’ equity	$ 3,277	(121)	93	$ 3,249

     The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.68%	5.43%	5.80%	5.50%
Rate of compensation increase	3.76%	3.77%

     The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$10	$9	$9	$—	$—	$—
Interest cost	36	36	39	1	1	1
Expected return on plan assets	(56)	(49)	(48)	—	—	—
Amortization of prior service cost (benefit)	1	1	1	(1)	(1)	(1)
Amortization of net (gain) loss	12	13	11	(10)	(12)	(13)
Net benefit expense (income)	$3	$10	$12	$(10)	$(12)	$(13)

     The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.44%	5.50%	5.90%	5.50%	5.50%	5.90%
Rate of compensation increase	3.76%	3.77%	3.79%
Expected long-term rate of return on assets	8.87%	8.88%	8.89%

     The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are as follows:

	Pension	Postretirement Benefits	Total
	(in millions)
Amortization of prior service cost (benefit)	$1	$(1)	$—
Amortization of net loss (gain)	$11	$(8)	$3

     The expected long-term rate of return on invested plan assets is based on historical long-term performance and future expected performance of those assets based upon current asset allocations.

     Beginning with 2001, new retirees were charged the expected full cost of the medical plan and existing retirees will incur 100 percent of the expected future increase in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income, since retirees will incur 100 percent of such expected future increases.

     In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that it will qualify for the subsidy, however the effect of the subsidy was not significant to either the benefit obligation or net benefit income.

     In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. The Company is currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on funding requirements. The effect on net periodic benefit cost is not expected to be significant.

     The Company’s pension plan weighted-average asset allocations at February 3, 2007 and January 28, 2006, by asset category are as follows:

	2006	2005
Asset Category
Equity securities	64%	62%
Foot Locker, Inc. common stock	1%	2%
Debt securities	33%	34%
Real estate	1%	1%
Other	1%	1%
Total	100%	100%

     The U.S. defined benefit plan held 396,000 shares of Foot Locker, Inc. common stock as of February 3, 2007 and January 28, 2006. Currently, the target composition of the weighted-average plan assets is 64 percent equity and 36 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plans. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the effect that the return of any single investment may have on the entire portfolio.

     Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	(in millions)
2007	$64	$2
2008	62	2
2009	61	2
2010	58	2
2011	56	1
2012–2015	259	5

     In the fourth quarter of 2006, the Company and its U.S. pension plan, the Foot Locker Retirement Plan, were named as defendants in a class action in federal court in Illinois. The Complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974 as a result of the Company’s conversion of its defined benefit plan to a defined benefit pension plan with a cash balance feature in 1996. In March 2007, the class action was dismissed without prejudice. In February 2007, the same plaintiff filed a class action in federal court in New York against the Company and its U.S. pension plan, the Foot Locker Retirement Plan. The Complaint alleged that the

Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination and notice provisions, as a result of the Company’s conversion of its defined benefit plan to a defined benefit pension plan with a cash balance feature in 1996. The Company plans to defend the action vigorously.

Savings Plans

     The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan, which began during 2004 that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 25 percent and 10 percent, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution for the U.S. plan was $1.9 million, $1.6 million, and $1.3 million in 2006, 2005 and 2004, respectively.

22     Share-Based Compensation

Stock Options

     Under the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”), options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees, including those at the subsidiary levels, at not less than the market price on the date of the grant. Unless a longer or shorter period is established at the time of the option grant, generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The maximum number of shares of stock reserved for issuance pursuant to the 2003 Stock Option Plan is 4,000,000 shares. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,000,000 shares. The options terminate up to 10 years from the date of grant.

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

     In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 Stock Option and Award Plan (the “1995 Plan”). The 1995 Plan is substantially the same as the 1998 Plan. The number of shares authorized for awards under the 1995 Plan is 6,000,000 shares. The number of shares reserved for issuance as restricted stock under the 1995 Plan was 1,500,000 shares. As of March 8, 2005 no further awards may be made under the 1995 Plan. Options granted under the 1986 Stock Option Plan generally became exercisable in two equal installments on the first and the second anniversaries of the date of grant, no further options may be granted under this Plan.

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

Employee Stock Purchase Plan

     The Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”) terms are substantially the same as the 1994 Employees Stock Purchase Plan (the “1994 Employee Stock Purchase Plan”), which expired in June 2004. Under the Company’s 2003 Employee Stock Purchase Plan participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 806 participating employees purchased 105,123 shares in 2006 and 1,191 participating employees purchased 237,353 shares in 2005.

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

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information:

	Stock Option Plans			Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Weighted-average risk free rate
of interest	4.68%	3.99%	2.57%	4.39%	4.19%	1.33%
Expected volatility	30%	28%	33%	22%	25%	32%
Weighted-average expected
award life	4.0 years	3.8 years	3.7 years	1.0 years	.7 years	.7 years
Dividend yield	1.5%	1.1%	1.1%	1.4%	—	—
Weighted-average fair value	$6.36	$6.69	$6.51	$4.71	$5.54	$11.44

     The information set forth in the following table covers options granted under the Company’s stock option plans:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except prices per share)
Options outstanding at beginning
of year	5,962	$18.45	5,909	$16.69	6,886	$14.73
Granted	858	$23.98	1,014	$27.42	1,183	$25.20
Exercised	(459)	$15.12	(682)	$15.03	(1,853)	$14.43
Expired or cancelled	(313)	$24.83	(279)	$22.11	(307)	$19.13
Options outstanding at end of year	6,048	$19.15	5,962	$18.45	5,909	$16.69
Options exercisable at end of year	4,455	$16.94	4,042	$16.00	3,441	$15.34
Options available for future grant at end
of year	4,931		5,768		7,464

     The total intrinsic value of options exercised for 2006 and 2005 was $4.0 million and $7.6 million, respectively. The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of February 3, 2007 was $30 million. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. The Company received $6.8 million and $9.5 million in cash from option exercises for 2006 and 2005, respectively. The tax benefit realized by the Company on the stock option exercises for 2006 was approximately $1 million.

     The following table summarizes information about stock options outstanding and exercisable at February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
	(in thousands, except prices per share)
$ 4.53 to $11.91	1,540	4.8	$ 10.64	1,540	$ 10.64
$12.31 to $16.02	1,306	4.6	14.90	1,306	14.90
$16.19 to $25.19	1,241	7.4	22.80	399	20.52
$25.28 to $26.66	1,211	5.3	25.42	920	25.39
$26.87 to $28.50	750	7.9	27.86	290	27.80
$ 4.53 to $28.50	6,048	5.8	$ 19.15	4,455	$ 16.94

     Changes in the Company’s nonvested options at February 3, 2007 are summarized as follows:

		Weighted-
		average grant
	Number of	date fair value
	shares	per share
	(in thousands)
Nonvested at January 29, 2006	1,920	$ 23.59
Granted	858	23.98
Vested	(872)	20.35
Cancelled	(313)	24.83
Nonvested at February 3, 2007	1,593	25.33

     As of February 3, 2007 there was $3.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.86 years.

Restricted Stock

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2005 and 2004, 20,000 and 72,005 restricted stock units were awarded, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

     Restricted shares and units activity for the year-ended February 3, 2007, January 28, 2006 and January 29, 2005 is summarized as follows:

	2006	2005	2004
	(in thousands)
Outstanding at beginning of the year	1,041	1,177	1,150
Granted	157	245	402
Vested	(600)	(205)	(345)
Cancelled or forfeited	(61)	(176)	(30)
Outstanding at end of year	537	1,041	1,177
Aggregate value (in millions)	$ 13.6	$ 18.0	$ 18.8
Weighted average remaining contractual life	0.93	0.69	1.25

     The weighted average grant-date fair value per share was $24.08, $26.55 and $25.34 for 2006, 2005 and 2004, respectively. The total value of awards for which restrictions lapsed during the year-ended February 3, 2007, January 28, 2006 and January 29, 2005 was $6.7 million, $4.0 million and $3.0 million, respectively. As of February 3, 2007, there was $4.0 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $4.0 million in 2006, $6.1 million in 2005 and $8.0 million in 2004.

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

     The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed above, or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities.

25    Shareholder Information and Market Prices (Unaudited)

     Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the böerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange.

     As of February 3, 2007, the Company had 23,709 shareholders of record owning 155,702,670 common shares.

     Market prices for the Company’s common stock were as follows:

	2006		2005
	High	Low	High	Low
Common Stock
Quarter
1st Q	$ 24.39	$ 22.26	$ 29.95	$ 25.88
2nd Q	28.00	21.50	27.65	24.31
3rd Q	27.80	22.34	25.37	18.75
4th Q	24.92	21.10	24.07	18.74

     During 2006, the Company declared quarterly dividends of $0.09 per share during the first, second and third quarters. On November 15, 2006, the Company increased the quarterly dividend per share by 39 percent to $0.125, beginning in the fourth quarter of 2006.

     During 2005, the Company declared quarterly dividends of $0.075 per share during the first, second and third quarters. On November 16, 2005, the Company increased the quarterly dividend per share by 20 percent to $0.09, beginning in the fourth quarter of 2005.

26     Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2006 (a)	$1,365	1,303	1,430	1,652		5,750
2005	1,377	1,304	1,408	1,564		5,653
Gross margin (b)
2006 (a)	$419	361	422	534		1,736
2005	418	377	430	484	(d)	1,709
Operating profit (c)
2006 (a)	$93	27	94	167		381
2005	94	71	104	140		409
Income from continuing operations
2006 (a)	$58	14	65	110		247
2005	58	44	65	96		263
Net income
2006 (a)	$59	14	65	113		251
2005	58	44	66	96		264
Basic earnings per share:
2006 (a)
Income from continuing operations	$0.37	0.09	0.42	0.71		1.59
Income from discontinued operations	—	—	—	0.02		0.02
Cumulative effect of accounting change	0.01	—	—	—		0.01
Net income	0.38	0.09	0.42	0.73		1.62
2005
Income from continuing operations	$0.37	0.29	0.42	0.62		1.70
Income from discontinued operations	—	—	0.01	—		0.01
Net income	0.37	0.29	0.43	0.62		1.71
Diluted earnings per share:
2006 (a)
Income from continuing operations	$0.37	0.09	0.42	0.70		1.58
Income from discontinued operations	—	—	—	0.02		0.02
Cumulative effect of accounting change	0.01	—	—	—		—
Net income	0.38	0.09	0.42	0.72		1.60
2005
Income from continuing operations	$0.37	0.28	0.41	0.61		1.67
Income from discontinued operations	—	—	0.01	—		0.01
Net income	0.37	0.28	0.42	0.61		1.68

____________________

(a)	The fourth quarter of 2006 represents the 14 weeks ended February 3, 2007.

(b)	Gross margin represents sales less cost of sales.

(c)	Operating profit represents income from continuing operations before income taxes, interest expense, net and non-operating income.

(d)	The fourth quarter of 2005 includes permanent markdowns of $7 million.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report.

	2006 (1)	2005	2004	2003	2002
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$5,750	5,653	5,355	4,779	4,509
Gross margin (2)	1,736	1,709	1,633	1,482	1,348
Selling, general and administrative expenses	1,163	1,129	1,090	988	926
Impairment charge	17	—	—	—	—
Depreciation and amortization (2)	175	171	154	152	153
Interest expense, net	3	10	15	18	26
Other income	(14)	(6)	—	—	(3)
Income from continuing operations	247	263	255	209	162
Cumulative effect of accounting change (3)	1	—	—	(1)	—
Basic earnings per share from continuing operations	1.59	1.70	1.69	1.47	1.15
Basic earnings per share from cumulative effect of accounting change	0.01	—	—	—	—
Diluted earnings per share from continuing operations	1.58	1.67	1.64	1.40	1.10
Diluted earnings per share from cumulative effect of accounting change	—	—	—	—	—
Common stock dividends declared	0.40	0.32	0.26	0.15	0.03
Weighted-average common shares outstanding (in millions)	155.0	155.1	150.9	141.6	140.7
Weighted-average common shares outstanding assuming dilution (in millions)	156.8	157.6	157.1	152.9	150.8
Financial Condition
Cash, cash equivalents and short-term investments	$470	587	492	448	357
Merchandise inventories	1,303	1,254	1,151	920	835
Property and equipment, net (4)	654	675	715	668	664
Total assets (4)	3,249	3,312	3,237	2,713	2,514
Short-term debt	—	—	—	—	—
Long-term debt and obligations under capital leases	234	326	365	335	357
Total shareholders’ equity	2,295	2,027	1,830	1,375	1,110
Financial Ratios
Return on equity (ROE)	11.5%	13.6	15.9	16.8	15.4
Operating profit margin	6.8%	7.2	7.3	7.2	6.0
Income from continuing operations as a percentage of sales	4.3%	4.7	4.8	4.4	3.6
Net debt capitalization percent (5)	44.4%	45.2	50.4	53.3	58.6
Net debt capitalization percent (without present value of operating leases) (5)	—	—	—	—	—
Current ratio	3.9	2.8	2.7	2.8	2.2
Other Data
Capital expenditures	$165	155	156	144	150
Number of stores at year end	3,942	3,921	3,967	3,610	3,625
Total selling square footage at year end (in millions)	8.74	8.71	8.89	7.92	8.04
Total gross square footage at year end (in millions)	14.55	14.48	14.78	13.14	13.22

____________________

(1)	2006 represents the 53 weeks ended February 3, 2007.

(2)	Gross margin and depreciation expense include the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Gross margin was reduced by $5 million in 2004 and 2003 and $4 million in 2002 and accordingly, depreciation expense was increased by the corresponding amount.

(3)	2006 relates to the adoption of SFAS No. 123(R), “Share-Based Payment.” 2003 relates to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Property and equipment, net and total assets include the reclassification of tenant allowances as deferred credits, which were previously recorded as a reduction to the cost of property and equipment, and are now classified as part of the deferred rent liability. Property and equipment, net and total assets were increased by $22 million in 2004, $24 million in 2003 and $28 million in 2002.

(5)	Represents total debt, net of cash, cash equivalents and short-term investments and includes the effect of interest rate swaps of $4 million and $1 million that decreased long-term debt at February 3, 2007 and January 28, 2006, respectively, $4 million that increased long-term debt at January 29, 2005 and $1 million that reduced long-term debt at January 31, 2004.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 3, 2007. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2007 in alerting them in a timely manner to all material information required to be disclosed in this report.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s assessment of and effectiveness of internal control over financial reporting, which is included herein under the caption “Management’s Report on Internal Control over Financial Reporting” in “Item 8. Consolidated Financial Statements and Supplementary Data.”

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

KPMG's attestation report on management's assessment and the effectiveness of our internal control over financial reporting is included in "Item 8. Consolidated Financial Statements and Supplementary Data."

(d)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth immediately following Item 4 in Part I.

(c)	Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)	Information on our audit committee and the audit committee financial expert is contained in the Proxy Statement under the section captioned “Committees of the Board of Directors” and is incorporated herein by reference.

(e)	Information about the Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, is set forth under the heading “Code of Business Conduct” under the Corporate Governance Information section of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information set forth in the Proxy Statement beginning with the section captioned “Directors Compensation and Benefits” through and including the section captioned “Pension Benefits” is incorporated herein by reference, and information set forth in the Proxy Statement under the heading "Compensation Comittee Interlocks and Insider Participation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information set forth in the Proxy Statement under the sections captioned “Equity Compensation Plan Information” and “Beneficial Ownership of the Company’s Stock” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information set forth in the Proxy Statement under the section captioned “Related Person Transactions” and under the section captioned "Independence" is incorporated herein by reference.

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

     (a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 67 through 70. The exhibits filed with this report immediately follow the index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By:

Matthew D. Serra
Chairman of the Board, President and
Chief Executive Officer

Date: April 2, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2007, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra Chairman of the Board, President and Chief Executive Officer	Robert W. McHugh Senior Vice President and Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ MATTHEW M. MCKENNA
Giovanna Cipriano Vice President and Chief Accounting Officer	Matthew M. McKenna Director

/s/ PURDY CRAWFORD	/s/ JAMES E. PRESTON
Purdy Crawford Director	James E. Preston Director

/s/ NICHOLAS DIPAOLO	/s/ DAVID Y. SCHWARTZ
Nicholas DiPaolo Director	David Y. Schwartz Director

/s/ ALAN D. FELDMAN	/s/ CHRISTOPHER A. SINCLAIR
Alan D. Feldman Director	Christopher A. Sinclair Director

/s/ PHILIP H. GEIER JR.	/s/ CHERYL NIDO TURPIN
Philip H. Geier Jr. Director	Cheryl Nido Turpin Director

/s/ JAROBIN GILBERT JR.	/s/ DONA D. YOUNG
Jarobin Gilbert Jr. Director	Dona D. Young Director

     FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED
BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE
WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).

3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).

3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 (the “May 5, 2001 Form 10-Q”), filed by the Registrant with the SEC on June 13, 2001).

4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).

4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).

4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).

10.1	1986 Foot Locker Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995, filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).

10.2	Amendment to the 1986 Foot Locker Stock Option Plan (incorporated herein by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).

10.3	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the 1994 Form 10-K).

10.4	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).

10.5	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).

10.6	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.7	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K ).

10.8	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the 1995 Form 10-K).

10.9	Supplemental Executive Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 21, 2006 filed by the Registrant with the SEC on August 25, 2006).

10.10	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(f) to the 1995 Form 10-K).

10.11	Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003 (the “August 2, 2003 Form 10-Q”)).

10.12	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).

10.13	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.14	Foot Locker Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 Form 10-K).

10.15	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).

10.16	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.17	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).

10.18	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.19	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).

10.20	Employment Agreement with Matthew D. Serra dated as of October 5, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 5, 2006 filed by the Registrant with the SEC on October 10, 2006 (the “October 10, 2006 Form 8-K”)).

10.21	Amendment of Restricted Stock Agreement for Matthew D. Serra dated October 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the October 10, 2006 Form 8-K).

10.22	Amendments to the Credit Agreement (incorporated herein by reference to Exhibits 10.1 to the Current Reports on Form 8-K dated (i) November 13, 2006 filed by the Registrant with the SEC on November 17, 2006, and (ii) March 7, 2007 filed by the Registrant with the SEC on March 12, 2007).

Exhibit No. in Item 601 of Regulation S-K	Description
10.23	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).

10.24	Foot Locker Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 (the “October 31, 1998).

10.25	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the “1999 Form 10-K”)).

10.26	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.27	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).

10.28	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).

10.29	Fifth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of May 19, 2004 (“Credit Agreement”) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed by the Registrant with the SEC on September 8, 2004).

10.30	Amendment No. 1 to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on May 18, 2005).

10.31	Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 Form 10-K).

10.32	Foot Locker 2002 Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2005, filed by the Registrant with the SEC on February 18, 2005).

10.33	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the August 2, 2003 Form 10-Q).

10.34	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended January 29, 2005 filed by the Registrant on March 29, 2005 (the “2004 Form 10-K”).

10.35	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.37 to the 2004 Form 10-K).

10.36	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.38 to the 2004 Form 10-K).

10.37	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).

10.38	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).

10.39	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).

10.40	Long-term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.42 to the 2004 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
12	Computation of Ratio of Earnings to Fixed Charges.

18	Letter on Change in Accounting Principle (incorporated herein by reference to Exhibit 18 to the 1999 Form 10-K).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits filed with this Form 10-K:

Exhibit No. in Item 601 of Regulation S-K	Description
12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.