Form 10-Q
period 2007-05-05
FOOT LOCKER INC
filed 2007-06-12
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 31, 2007: 155,331,252

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	May 5,	April 29,	February 3,
	2007	2006	2007
		(Unaudited- See
	(Unaudited)	note 1)	*
ASSETS
Current assets:
Cash and cash equivalents	$197	$140	$221
Short-term investments	221	230	249
Total cash, cash equivalents and short-term investments	418	370	470
Merchandise inventories	1,490	1,399	1,303
Other current assets	265	176	261
	2,173	1,945	2,034
Property and equipment, net	659	674	654
Deferred taxes	118	159	109
Goodwill	265	264	264
Intangible and other assets	190	208	188
	$3,405	$3,250	$3,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$380	$256
Accrued expenses and other current liabilities	238	232	246
Current portion of long-term debt and obligations under capital leases	14	—	14
	655	612	516
Long-term debt and obligations under capital leases	221	272	220
Other liabilities	234	301	218
	1,110	1,185	954
Shareholders’ equity:
Common stock and paid-in capital: 158,717,407, 157,534,348 and 157,810,352 shares, respectively	663	640	653
Retained earnings	1,784	1,640	1,785
Accumulated other comprehensive loss	(77)	(166)	(96)
Less: Treasury stock at cost: 3,387,894, 2,227,661 and 2,107,682 shares, respectively	(75)	(49)	(47)
Total shareholders’ equity	2,295	2,065	2,295
	$3,405	$3,250	$3,249

See Accompanying Notes to Condensed Consolidated Financial Statements.
* The balance sheet at February 3, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended
	May 5,	April 29,
	2007	2006
Sales	$1,316	$1,365
Costs and Expenses
Cost of sales	956	946
Selling, general and administrative expenses	290	283
Depreciation and amortization	43	43
Interest expense, net	—	1
	1,289	1,273
Income before income taxes and cumulative effect of accounting change	27	92
Income tax expense	10	34
Income before cumulative effect of accounting change	17	58
Cumulative effect of accounting change, net of income tax of $-	—	1
Net income	$17	$59
Basic earnings per share:
Income before cumulative effect of accounting change	$0.11	$0.37
Cumulative effect of accounting change	—	0.01
Net income	$0.11	$0.38
Weighted-average common shares outstanding	154.8	154.7
Diluted earnings per share:
Income before cumulative effect of accounting change	$0.11	$0.37
Cumulative effect of accounting change	—	0.01
Net income	$0.11	$0.38
Weighted-average common shares assuming dilution	156.5	156.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended
	May 5,	April 29,
	2007	2006
Net income	$17	$59
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments arising during the period	20	5
Pension and postretirement plan adjustments	1	—
Comprehensive income	$38	$64

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirteen weeks ended
	May 5,	April 29,
	2007	2006
		(See note 1)
From Operating Activities:
Net income	$17	$59
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Cumulative effect of accounting change, net of tax	—	(1)
Depreciation and amortization	43	43
Share-based compensation expense	3	2
Change in assets and liabilities:
Merchandise inventories	(174)	(140)
Accounts payable and other accruals	125	5
Qualified pension plan contributions	—	(68)
Income tax payable	5	—
Other, net	8	(14)
Net cash provided by (used in) operating activities of continuing operations	27	(114)

From Investing Activities:
Purchases of short-term investments	(423)	(597)
Sales of short-term investments	451	665
Capital expenditures	(43)	(34)
Net cash (used in) provided by investing activities of continuing operations	(15)	34

From Financing Activities:
Reduction in long-term debt	—	(50)
Issuance of common stock	5	3
Purchase of treasury stock	(26)	(8)
Excess tax benefit from share-based compensation	1	2
Dividends paid	(19)	(14)
Net cash used in financing activities of continuing operations	(39)	(67)
Net cash used in operating activities of Discontinued Operations	—	(2)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	3	—
Net change in Cash and Cash Equivalents	(24)	(149)
Cash and Cash Equivalents at beginning of year	221	289
Cash and Cash Equivalents at end of interim period	$197	$140
Cash paid during the period:
Interest	$3	$2
Income taxes	$12	$23

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 3, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included.

     The year end reporting period for the Company is the Saturday closest to the last day in January. Fiscal year 2007 is comprised of 52 weeks which will end on February 2, 2008. Fiscal year 2006 was comprised of 53 weeks and ended on February 3, 2007. The fiscal interim periods ended May 5, 2007 and April 29, 2006 were comprised of 13 weeks. The results for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the results expected for the year.

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     In 2006, in accordance with SAB 108 the Company adjusted its opening retained earnings to correct for prior misstatements. Accordingly, the Company has reflected these adjustments in its April 29, 2006 Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

2. Income Taxes

     The Company adopted the provisions of FIN 48 effective February 4, 2007. Upon the adoption of FIN 48, the Company recognized a $1 million increase to retained earnings to reflect the change to its liability for unrecognized income tax benefits as required. At February 4, 2007 the total amount of gross unrecognized tax benefits was $33 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, the amount recognized for the thirteen weeks ended May 5, 2007 was not significant. The liability for unrecognized tax benefits at February 4, 2007 included $4 million of interest and no penalties.

     The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2005. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2006, which is expected to conclude during 2007. The Company has started the CAP for 2007. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1993 to the present. The Company is currently under examination in the Netherlands for tax years 2002-2005. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

     The Company does not anticipate that any adjustments to unrecognized benefits due to settlement of audits and expiration of statutes of limitations will materially affect the financial position, results of operations or cash flows prior to May 3, 2008. However, actual results could differ from those currently anticipated.

3. Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2007 and 2006, the Company completed its annual reviews of goodwill, which did not result in an impairment charge.

	May 5,	April 29,	February 3,
Goodwill (in millions)	2007	2006	2007
Athletic Stores	$185	$184	$184
Direct-to-Customers	80	80	80
	$265	$264	$264

     The effect of foreign exchange fluctuations on goodwill for the thirteen weeks ended May 5, 2007 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	May 5, 2007			April 29, 2006			February 3, 2007
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life intangible
assets	$3	$—	$3	$4	$—	$4	$3	$—	$3
Finite life intangible assets
Lease acquisition costs	$184	$(105)	$79	$169	$(83)	$86	$178	$(98)	$80
Trademark	21	(3)	18	21	(2)	19	21	(3)	18
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(6)	3	9	(4)	5	9	(5)	4
Total finite life intangible
assets	$215	$(115)	$100	$200	$(90)	$110	$209	$(107)	$102
Total intangible assets	$218	$(115)	$103	$204	$(90)	$114	$212	$(107)	$105

     Intangible assets not subject to amortization at May 5, 2007, April 29, 2006, and February 3, 2007 include the trademark of $3 million related to the 11 stores acquired in the Republic of Ireland. The additional intangible asset of $1 million at April 29, 2006 was eliminated in 2006 with the adoption of SFAS No. 158.

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

     The weighted-average amortization period as of May 5, 2007 was approximately 12.3 years. Amortization expense was $5 million for the quarters ended May 5, 2007 and April 29, 2006. Additionally, the net intangible activity for the thirteen-week period ended May 5, 2007, primarily reflects the effect of the strengthening of the Euro as compared with the U.S dollar of $3 million. Annual estimated amortization expense is expected to be approximately $15 million for the remainder of 2007, $18 million for 2008, $15 million for 2009, $13 million for 2010 and $11 million for 2011.

4. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges, and income/losses recognized in the income statement related to settled contracts, were not significant for the thirteen weeks ended May 5, 2007 and April 29, 2006.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has entered into two net investment hedges for its European and Canadian subsidiaries. Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions, which will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment related to these net investment hedges during the first quarter of 2007 and 2006 decreased shareholders’ equity by $10 million and $2 million, net of tax, respectively.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total USD equivalent notional amount of $75 million outstanding at the end of the first quarter 2007 to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were not significant for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

     In addition, the Company entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At May 5, 2007, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $41 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

     During the first quarter of 2007, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due the variability caused by fuel surcharges charged by our third-party freight carriers. The notional values of these contracts were less than $1 million and extend through November 2007. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for the thirteen weeks ended May 5, 2007. In May 2007, subsequent to the end of the first quarter, the Company entered into an additional series of monthly contracts, bringing the total notional value to approximately $1 million.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which totaled 8.77 percent and 8.49 percent at May 5, 2007 and April 29, 2006.

Fair Value

     The following represents the fair value of foreign exchange derivative contracts and interest rate swaps:

(in millions)	May 5, 2007	April 29, 2006	February 3, 2007
Current assets	$1	$1	$1
Current liabilities	1	1	2
Non-current liabilities	19	8	12

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	May 5, 2007	April 29, 2006	February 3, 2007
Foreign currency translation adjustments	$57	$15	$37
Minimum pension liability adjustment	—	(181)	—
Unrecognized pension cost and postretirement benefit	(134)	—	(133)
	$(77)	$(166)	$(96)

     In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The additional minimum pension liability amount, as well as the related intangible asset, was derecognized upon the adoption of SFAS No. 158. As part of the adoption of this standard the Company recorded the unrecognized prior service costs and net actuarial gains or losses within shareholders’ equity. The activity within accumulated other comprehensive loss in the first quarter of 2007 represents the amortization of prior service costs and net actuarial gains and losses through net periodic benefit cost, as well as changes related to foreign currency fluctuations.

6. Earnings Per Share

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

	Thirteen weeks ended
(in millions)	May 5, 2007	April 29, 2006
Numerator:
Net income	$17	$59
Denominator:
Weighted-average common shares outstanding	154.8	154.7
Effect of Dilution:
Stock options and awards	1.7	2.0
Weighted-average common shares assuming dilution	156.5	156.7

     Options to purchase 3.1 million and 2.6 million shares of common stock were not included in the computation for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 5, 2007, the Company has three reportable segments, Athletic Stores, Direct-to-Customers and Family Footwear. In the first quarter 2007, the Company opened a new retail format, under the Footquarters brand name. Its stores carry value-price family footwear for men, women and children.

     Sales and division results for the Company’s reportable segments for the thirteen weeks ended May 5, 2007 and April 29, 2006 are presented below. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended
	May 5,	April 29,
(in millions)	2007	2006
Athletic Stores	$1,226	$1,273
Direct-to-Customers	90	92
Family Footwear	—	—
Total sales	$1,316	$1,365

Operating results

	Thirteen weeks ended

(in millions)	May 5, 2007	April 29, 2006
Athletic Stores	$34	$99
Direct-to-Customers	11	12
Family Footwear	(2)	—
Division profit	43	111
Corporate expense, net	16	18
Operating profit	27	93
Interest expense, net	—	1
Income before income taxes and cumulative effect of accounting change	$27	$92

8. Pension and Postretirement Plans

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

     The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits		Postretirement Benefits
(in millions)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Service cost	$3	$2	$—	$—
Interest cost	9	9	—	—
Expected return on plan assets	(14)	(14)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of net loss (gain)	3	3	(2)	(3)
Net benefit cost (income)	$1	$—	$(2)	$(3)

     In February 2007, the Company and its U.S. pension plan, the Foot Locker Retirement Plan, were named as defendants in a class action in federal court in New York. The Complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination and notice provisions, as a result of the Company’s conversion of its defined benefit plan to a defined benefit pension plan with a cash balance feature in 1996. The Company plans to defend the action vigorously.

9. Share-Based Compensation

     The Company accounts for its share–based compensation in accordance with SFAS No. 123(R), “Share–Based Payment.” The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

	Stock Option Plans		Stock Purchase Plan
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Weighted-average risk free rate of interest	4.49%	4.68%	5.00%	3.30%
Expected volatility	28%	30%	22%	23%
Weighted-average expected award life	4.16 years	3.97 years	1.00 year	1.00 year
Dividend yield	2.1%	1.5%	1.57%	1.1%
Weighted-average fair value	$5.59	$6.33	$4.49	$5.09

     The information set forth in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 5, 2007:

		Weighted-	Weighted
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	6,048		$19.15
Granted	673		23.39
Exercised	(328)		17.27
Expired or canceled	(77)		23.93
Options outstanding at May 5, 2007	6,316	6.2	19.64
Options exercisable at May 5, 2007	4,753	5.3	$18.10
Options available for future grant at May 5, 2007	3,742

     The total intrinsic value of options exercised during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $2 million for both periods. The aggregate intrinsic value for stock options outstanding and exercisable as of May 5, 2007 was $33 million and $32 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of May 5, 2007 and the exercise price of the shares. The Company received $5 million and $3 million in cash from option exercises for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The tax benefit realized by the Company on the stock option exercises for the thirteen weeks ended May 5, 2007 was approximately $2 million.

     The following table summarizes information about stock options outstanding and exercisable at May 5, 2007:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$4.53	$11.91	1,497	4.5	$10.65	1,497	$10.65
$12.31	$16.19	1,270	4.8	$15.08	1,270	$15.08
$16.20	$23.92	1,510	9.1	$23.43	324	$23.11
$24.04	$26.26	1,263	5.4	$25.34	1,135	$25.36
$26.41	$28.50	776	7.6	$27.81	527	$27.81
$4.53	$28.50	6,316	6.2	$19.64	4,753	$18.10

     Changes in the Company’s nonvested options for the thirteen weeks ended May 5, 2007 are summarized as follows:

		Weighted
		average grant
	Number of	date fair value
	shares	per share
	(in thousands)
Nonvested at February 3, 2007	1,593	$25.33
Granted	673	23.39
Vested	(626)	25.91
Cancelled	(77)	23.93
Nonvested at May 5, 2007	1,563	24.34

     As of May 5, 2007, there was $5.4 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.47 years.

Restricted Stock and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of May 5, 2007, 45,000 restricted stock units are outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirteen weeks ended May 5, 2007 and April 29, 2006 is summarized as follows:

	Number of shares
(in thousands)	May 5, 2007	April 29, 2006
Outstanding at beginning of period	537	1,041
Granted	527	126
Vested	(249)	(600)
Canceled or forfeited	—	(15)
Outstanding at end of period	815	552
Aggregate value (in millions)	$19.6	$14.0
Weighted average remaining contractual life	2.31 years	1.54 years

     The weighted average grant-date fair value per share was $23.42 and $23.92 for restricted stock awards granted during the first quarter of 2007 and 2006, respectively. The total value of awards for which restrictions lapsed during the first quarter of 2007 was $6.3 million. As of May 5, 2007, there was $12.1 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $1.4 million and $1.0 million in the first quarter of 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in three reportable segments – Athletic Stores, Direct-to-Customers and Family Footwear. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Family Footwear segment includes the new retail format under the Footquarters brand name.

STORE COUNT

     At May 5, 2007, the Company operated 3,930 stores as compared with 3,942 at February 3, 2007. During the thirteen weeks ended May 5, 2007, the Company opened 61 stores, remodeled or relocated 65 stores and closed 73 stores. The store openings include 31 new Footquarters stores, the Company’s new value-priced family footwear chain.

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East. Six of these franchised stores are operational at May 5, 2007. Revenue from these franchised stores was not significant for the thirteen weeks ended May 5, 2007. These stores are not included in the Company’s operating store count.

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

	Thirteen weeks ended
Sales by Segment:	May 5,	April 29,
(in millions)	2007	2006
Athletic Stores	$1,226	$1,273
Direct-to-Customers	90	92
Family Footwear	—	—
Total sales	$1,316	$1,365

	Thirteen weeks ended
Operating Profit by Segment:	May 5,	April 29,
(in millions)	2007	2006
Athletic Stores	$34	$99
Direct-to-Customers	11	12
Family Footwear	(2)	—
Division profit (1)	43	111
Corporate expense, net	16	18
Operating profit	27	93
Interest expense, net	—	1
Income before income taxes and cumulative effect of accounting change	$27	$92

(1)	Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

     Sales of $1,316 million for the first quarter of 2007 decreased 3.6 percent from sales of $1,365 million for the first quarter of 2006. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period decreased 5.3 percent due to decreases in sales from the Company’s domestic divisions. Comparable-store sales decreased by 5.1 percent for the thirteen weeks ended May 5, 2007.

     Gross margin, as a percentage of sales, decreased to 27.4 percent for the thirteen weeks ended May 5, 2007 as compared with 30.7 percent in the corresponding prior-year period. The thirteen weeks ended May 5, 2007 reflected higher markdowns taken in the U.S. to drive sales and clear older inventory, offset, in part, by reduced Foot Locker Europe markdowns. The effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 40 basis points for the thirteen weeks ended May 5, 2007 as compared with the thirteen weeks ended April 29, 2006. Occupancy costs, as a percentage of sales, increased due to the decline in sales.

Segment Analysis

Athletic Stores

     Athletic Stores sales decreased by 3.7 percent to $1,226 million for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior year period of $1,273 million. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 5.6 percent for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior year period. Comparable-store sales decreased by 5.4 percent for the thirteen weeks ended May 5, 2007. The decline in sales for the thirteen weeks ended May 5, 2007 was primarily related to the domestic operations. Sales in the U.S. were negatively affected by a decline in consumer spending coupled with a shift toward casual footwear and soft apparel sales. Basketball footwear sales increased in the marquee category; however this was offset by lower sales in running and classic footwear styles. In Europe, the sales trend improved modestly as compared with 2006 reflecting low single digit decline in comparable-store sales. Increased sales of low profile footwear styles continued during the first quarter of 2007, while the sales trend of higher priced technical footwear improved.

     Athletic Stores division profit decreased 65.7 percent for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior period. Athletic Stores division profit, as a percentage of sales, decreased to 2.8 percent for the thirteen weeks ended May 5, 2007, from 7.8 percent in the corresponding prior year period. The decrease in division profit is mainly attributable to decreases in the U.S. divisions, offset, in part, by an increase in Foot Locker Europe’s division profit. This decline in the U.S. divisions’ profit was principally the result of a decline in sales, as well as higher markdowns recorded to drive sales and to clear inventory. The Company is in the process of developing various merchandising initiatives in an effort to improve performance in the U.S. formats. These initiatives include aligning inventory levels with the current sales trend, which will include higher promotional markdowns. Many of these initiatives center around the back-to-school selling period; accordingly, management will monitor the progress of the domestic operations and will assess, if necessary, the impact of various initiatives on the projected performance of the divisions, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144. Foot Locker Europe’s division profit increased as compared with the corresponding prior year period, reflecting an improved gross margin rate due to lower promotional markdowns, in particular for technical footwear styles.

Direct-to-Customers

     Direct-to-Customers sales decreased by 2.2 percent to $90 million for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior-year period of $92 million. Internet sales increased by 7.7 percent to $70 million for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior year period. Increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet. Additionally, sales were negatively affected by the termination of a third party arrangement at the end of the first quarter of 2006.

     Direct-to-Customers division profit for thirteen weeks ended May 5, 2007 decreased 8.3 percent to $11 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, decreased to 12.2 percent for the thirteen weeks ended May 5, 2007 as compared with 13.0 percent for the corresponding prior-year period.

Family Footwear

     The Company opened 31 Footquarters stores during the first quarter of 2007. Sales and division results were not significant and reflected the fact that none of the locations were open during the entire period, many opened in the final weeks of the first quarter. The Company expects sales to increase as the stores gains consumer awareness. Division results primarily reflected occupancy related costs incurred during pre-opening period.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items. Corporate expense for the thirteen weeks ended May 5, 2007 decreased by $2 million, which reflects decreased compensation costs for incentive bonuses.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $290 million increased by $7 million, or 2.5 percent, in the first quarter of 2007 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 22.0 percent for the thirteen weeks ended May 5, 2007, as compared with 20.7 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $1 million for the thirteen weeks ended May 5, 2007, as compared with the corresponding prior year period.

Depreciation and Amortization

     Depreciation and amortization remained essentially unchanged for the thirteen weeks ended May 5, 2007 as compared with the corresponding prior year period.

Interest Expense

     Interest expense was $5 million for the thirteen-week periods ended May 5, 2007 and April 29, 2006, respectively. Interest income increased to $5 million for the thirteen weeks ended May 5, 2007, from $4 million for the thirteen weeks ended April 29, 2006. The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents, and short-term investments coupled with an increase in the average short-term investment balances.

Income Taxes

     The Company’s effective tax rate for the thirteen weeks ended May 5, 2007 was 36.0 percent as compared with 36.8 percent for the corresponding prior year period. The Company expects its effective rate to approximate 37.5 percent for the remaining quarters of 2007. The actual rate will depend in significant part on the proportion of the Company’s worldwide income that is earned in the U.S.

Net Income

     Net income of $17 million, or $0.11 per diluted share, for the thirteen weeks ended May 5, 2007 decreased by $0.27 per diluted share from $59 million, or $0.38 per diluted share, for the thirteen weeks ended April 29, 2006. The first quarter 2006 results benefited by $1 million, or $0.01 per diluted share, from a cumulative effect of accounting change related to the Company’s required adoption of SFAS 123(R).

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company’s primary sources of cash have been from operations. The Company has a $200 million revolving credit facility. Other than to support standby letter of credit commitments, of which $14 million were in place at May 5, 2007, this revolving credit facility has not been used during 2007. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems, and to fund other general working capital requirements.

     Management believes operating cash flows and current credit facilities will be adequate to fund its working capital requirements, future pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

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

     Net cash provided by operating activities of continuing operations was $27 million for the thirteen weeks ended May 5, 2007 and net cash used in operating activities was $114 million for the thirteen weeks ended April 29, 2006. These amounts reflect net income adjusted for non-cash items and working capital changes. The increase in operating cash flows is primarily related to the increase in accounts payable primarily offset by an increase in inventory. Additionally, in the first quarter of 2007 the Company did not contribute to the U.S. and Canadian qualified pension plans, as compared with $68 million contributed in the first quarter of 2006.

     Net cash used in investing activities was $15 million for the thirteen weeks ended May 5, 2007 and net cash provided by investing activities was $34 million for the thirteen weeks ended April 29, 2006. The Company’s sales of short-term investments, net of purchases, decreased by $40 million to $28 million for the thirteen weeks ended May 5, 2007 as compared with net sales of $68 million for the thirteen weeks ended April 29, 2006. Capital expenditures were $43 million for the thirteen weeks ended May 5, 2007 as compared with $34 million in the corresponding prior year period. Planned capital expenditures for 2007 are approximately $145 million, of which $117 million relates to new store openings and modernizations of existing stores, and $28 million reflects the development of information systems and other support facilities. This amount is $25 million less than was originally planned primarily as the Company expects to open fewer Footquarters stores than originally planned. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

     Net cash used in financing activities for the Company’s continuing operations was $39 million and $67 million for the thirteen weeks ended May 5, 2007, and April 29, 2006, respectively. During the first quarter of 2006, the Company made payments of $50 million related to its term loan that were originally due in May of 2007 and 2008. The Company recorded an excess tax benefit related to stock-based compensation of $1 million and $2 million for the thirteen weeks ending May 5, 2007 and April 29, 2006. The Company declared and paid a $0.125 per share dividend during the first quarter of 2007 totaling $19 million, as compared with a $0.09 per share dividend during the first quarter of 2006, which totaled $14 million. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $5 million and $3 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. In the first quarter of 2007, the Company announced that the Board of Directors authorized a new $300 million, three-year repurchase program replacing a prior $150 million program. As part of the new authorized repurchase program, the Company purchased 1,173,711 shares of its common stock during the first quarter of 2007 for approximately $26 million. The Company purchased 334,200 shares of its common stock during the first quarter of 2006 for approximately $8 million. Subsequent to the end of the first quarter, through June 11, 2007, the Company purchased an additional 759,543 shares of its common stock for approximately $16 million. Under the share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock, from time to time, depending on market conditions, availability of other investment opportunities and other factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, except for the following.

Income Taxes

     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

     The Company expects that FIN 48 may, over time, create more volatility in the effective tax rate from quarter to quarter because we are required each quarter to determine whether new information changes our assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business plans effectively with regard to each of its business units, risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 5, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended May 5, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

     There were no material changes to the risk factors disclosed in the 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2007:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid per	Announced	Purchased Under the
	Purchased(1)	Share	Program	Program(1)
Feb. 4, 2007 through Mar. 3, 2007	—	—	—	$300,000,000
Mar. 4, 2007 through Apr. 7, 2007	1,173,711	$21.8717	1,173,711	$274,328,977
Apr. 8, 2007 through May 5, 2007	—	$—	—	$274,328,977
Total	1,173,711	$21.8717	1,173,711

(1)	On March 7, 2007, the Company announced that the Board of Directors authorized a new $300 million, three-year repurchase program, replacing the $150 million program. This authorization will terminate on January 30, 2010.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 12, 2007	(Company)

/s/ Robert W. McHugh
ROBERT W. MCHUGH
Senior Vice President and Chief Financial Officer

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in
Item 601	Description
12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgment.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.