Form 10-Q
period 2007-08-04
FOOT LOCKER INC
filed 2007-09-11
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Yes  ☐           No   ☒

Number of shares of Common Stock outstanding at September 1, 2007: 154,353,607

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	August 4,	July 29,	February 3,
	2007	2006	2007
		(Unaudited –
	(Unaudited)	See note 1)	*
ASSETS
Current assets
Cash and cash equivalents	$204	$185	$221
Short-term investments	159	133	249
Total cash, cash equivalents and short-term investments	363	318	470
Merchandise inventories	1,452	1,476	1,303
Other current assets	290	191	261
	2,105	1,985	2,034
Property and equipment, net	648	667	654
Deferred taxes	134	214	109
Goodwill	265	264	264
Intangible and other assets	188	206	188
	$3,340	$3,336	$3,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$368	$441	$256
Accrued expenses and other current liabilities	254	237	246
Current portion of long-term debt and obligations under capital leases	14	22	14
	636	700	516
Long-term debt and obligations under capital leases	216	249	220
Other liabilities	245	307	218
	1,097	1,256	954
Shareholders’ equity
Common stock and paid-in capital: 158,872,043, 157,682,405, and 157,810,352 shares,
respectively	669	645	653
Retained earnings	1,746	1,640	1,785
Accumulated other comprehensive loss	(73)	(158)	(96)
Less: Treasury stock at cost: 4,522,437, 2,105,662, and 2,107,682 shares, respectively	(99)	(47)	(47)
Total shareholders’ equity	2,243	2,080	2,295
	$3,340	$3,336	$3,249

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Sales	$1,283	$1,303	$2,599	$2,668
Costs and Expenses
Cost of sales	981	942	1,937	1,888
Selling, general and administrative expenses	286	273	576	556
Depreciation and amortization	44	44	87	87
Impairment charge	—	17	—	17
Interest expense, net	—	1	—	2
Other expense	1	1	1	1
	1,312	1,278	2,601	2,551
(Loss) income before income taxes and cumulative effect of accounting
change	(29)	25	(2)	117
Income tax (benefit) expense	(11)	11	(1)	45
(Loss) income before cumulative effect of accounting change	(18)	14	(1)	72
Cumulative effect of accounting change, net of income tax of $-	—	—	—	1
Net (loss) income	$(18)	$14	$(1)	$73
Basic (loss) earnings per share:
(Loss) income before cumulative effect of accounting change	$(0.12)	$0.09	$(0.01)	$0.46
Cumulative effect of accounting change	—	—	—	0.01
Net (loss) income	$(0.12)	$0.09	$(0.01)	$0.47
Weighted-average common shares outstanding	154.0	154.9	154.4	154.2
Diluted (loss) earnings per share:
(Loss) income before cumulative effect of accounting change	$(0.12)	$0.09	$(0.01)	$0.46
Cumulative effect of accounting change	—	—	—	0.01
Net (loss) income	$(0.12)	$0.09	$(0.01)	$0.47
Weighted-average common shares assuming dilution	154.0	156.7	154.4	156.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net (loss) income	$(18)	$14	$(1)	$73
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	5	8	25	13
Pension and postretirement plan adjustments	—	—	1	—
Comprehensive (loss) income	$(13)	$22	$25	$86

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Twenty-six weeks ended
	August 4,	July 29,
	2007	2006
		(See note 1)
From Operating Activities:
Net (loss) income	$(1)	$73
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Impairment charge	—	17
Cumulative effect of accounting change, net of tax	—	(1)
Depreciation and amortization	87	87
Deferred income taxes	(19)	(54)
Share-based compensation expense	5	5
Change in assets and liabilities:
Merchandise inventories	(132)	(214)
Accounts payable and other accruals	98	62
Pension contributions	—	(68)
Other, net	15	(20)
Net cash provided by (used in) operating activities	53	(113)

From Investing Activities:
Purchases of short-term investments	(929)	(1,003)
Sales of short-term investments	1,019	1,168
Capital expenditures	(83)	(80)
Net cash provided by investing activities	7	85
From Financing Activities:
Reduction in long-term debt	(2)	(50)
Issuance of common stock, net	8	7
Purchase of treasury stock	(50)	(8)
Excess tax benefit from stock based compensation	1	2
Dividends paid	(39)	(28)
Net cash used in financing activities	(82)	(77)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	5	1
Net change in Cash and Cash Equivalents	(17)	(104)
Cash and Cash Equivalents at beginning of year	221	289
Cash and Cash Equivalents at end of interim period	$204	$185
Cash paid during the period:
Interest	$9	$10
Income taxes	$22	$108

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

     The year-end reporting period for the Company is the Saturday closest to the last day in January. Fiscal year 2007 will comprise 52 weeks, ending on February 2, 2008. Fiscal year 2006 was comprised of 53 weeks and ended on February 3, 2007. The fiscal interim periods ended August 4, 2007 and July 29, 2006 were comprised of 26 weeks. The results for the twenty-six and thirteen weeks ended August 4, 2007 are not necessarily indicative of the results expected for the year.

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

     In 2006, in accordance with SAB 108, the Company adjusted its opening retained earnings to correct for prior misstatements. Accordingly, the Company has reflected these adjustments in its July 29, 2006 Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

2. Income Taxes

     The Company adopted the provisions of FIN 48 effective February 4, 2007. Upon the adoption of FIN 48, the Company recognized a $1 million increase to retained earnings to reflect the change to its liability for unrecognized income tax benefits as required. At February 4, 2007, the total amount of gross unrecognized tax benefits was $33 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized for the thirteen and twenty-six weeks ended August 4, 2007 was not significant. The liability for unrecognized tax benefits at February 4, 2007 included $4 million of interest and no penalties.

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

     The Company does not anticipate that any adjustments to unrecognized benefits due to settlement of audits and expiration of statute of limitations will materially affect the financial position or operations prior to August 2, 2008. However, actual results could differ from those currently anticipated.

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

	August 4,	July 29,	February 3,
Goodwill (in millions)	2007	2006	2007
Athletic Stores	$185	$184	$184
Direct-to-Customers	80	80	80
	$265	$264	$264

     The effect of foreign exchange fluctuations on goodwill for the twenty-six weeks ended August 4, 2007 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	August 4, 2007			July 29, 2006			February 3, 2007
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life intangible
assets	$3	$—	$3	$4	$—	$4	$3	$—	$3
Finite life intangible assets
Lease acquisition costs	$185	$(110)	$75	$173	$(88)	$85	$178	$(98)	$80
Trademark	21	(3)	18	21	(2)	19	21	(3)	18
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	10	(6)	4	9	(5)	4	9	(5)	4
Total finite life intangible
assets	$217	$(120)	$97	$204	$(96)	$108	$209	$(107)	$102
Total intangible assets	$220	$(120)	$100	$208	$(96)	$112	$212	$(107)	$105

     Intangible assets not subject to amortization at August 4, 2007, July 29, 2006, and February 3, 2007 include a $3 million trademark related to the 11 stores acquired in the Republic of Ireland. The additional intangible asset of $1 million at July 29, 2006 was eliminated with the adoption of SFAS No. 158 in 2006.

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

     The weighted-average amortization period as of August 4, 2007 was approximately 12.3 years. Amortization expense was $4 million for both the thirteen week periods ended August 4, 2007 and July 29, 2006. Amortization expense was $9 million for both the twenty-six week periods ended August 4, 2007 and July 29, 2006. Additionally, for the twenty-six weeks ended August 4, 2007, net intangible activity includes additional lease acquisition costs of $1 million, as well as the strengthening of the euro as compared with the U.S. dollar of $3 million. Annual estimated amortization expense is expected to be approximately $10 million for the remainder of 2007, $18 million for 2008, $15 million for 2009, $14 million for 2010, and $11 million for 2011.

4. Long-Term Debt

     In the second quarter of 2007, the Company repaid $2 million of its 5-year $175 million term loan in advance of its original due date of May 2008. The balance remaining at August 4, 2007 is $88 million.

5. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges, and income/losses recognized in the income statement related to settled contracts, were not significant for the twenty-six weeks ended August 4, 2007 and July 29, 2006.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has entered into two net investment hedges for its European and Canadian subsidiaries. Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions. The gains and losses will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment (net of tax) related to these net investment hedges during the thirteen weeks ended August 4, 2007 and July 29, 2006, was a reduction of $1 million and $2 million, respectively, and $11 million and $4 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total USD equivalent notional amount of $48 million outstanding at the end the second quarter 2007 to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were $1 million for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

      In addition, the Company entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At August 4, 2007, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $39 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

      During the first six months of 2007, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges charged by our third-party freight carriers. The notional values of these contracts were approximately $1 million and extend through November 2007. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for the thirteen and twenty-six weeks ended August 4, 2007.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. These swaps effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which totaled 8.78 percent and 8.82 percent at August 4, 2007 and July 29, 2006, respectively.

Fair Value

     The fair value of derivative holdings and interest rate swaps recorded in the Company’s Condensed Consolidated Balance Sheets are as follows:

	August 4,	July 29,	February 3,
(in millions)	2007	2006	2007
Current assets	$—	$1	$1
Current liabilities	1	1	2
Non-current liabilities	23	11	12

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	August 4,	July 29,	February 3,
(in millions)	2007	2006	2007
Foreign currency translation adjustments	$62	$23	$37
Minimum pension liability adjustment	—	(181)	—
Unrecognized pension cost and postretirement benefit	(135)	—	(133)
	$(73)	$(158)	$(96)

     In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The additional minimum pension liability amount, as well as the related intangible asset, was derecognized upon the adoption of SFAS No. 158. As part of the adoption of this standard, the Company recorded the unrecognized prior service costs and net actuarial gains/losses within shareholders’ equity. The activity within accumulated other comprehensive loss in the second quarter of 2007 represents the amortization of prior service costs and net actuarial gains and losses through net periodic benefit cost, as well as changes related to foreign currency fluctuations.

7. Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2007	2006	2007	2006
Net (loss) income	$(18)	$14	$(1)	$73

Weighted-average common shares outstanding	154.0	154.9	154.4	154.2
Effect of Dilution:
Stock options and awards	—	1.8	—	2.5
Weighted-average common shares assuming dilution	154.0	156.7	154.4	156.7

     Options and awards of 1.8 million were excluded from the calculation of diluted earnings per share as the effect would be antidilutive, due to a loss reported for both the thirteen and twenty-six weeks ended August 4, 2007. Additionally, options to purchase 3.5 million and 2.9 million shares of common stock were not included in the computation for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. Options to purchase 3.3 million and 2.8 million shares of common stock were not included in the computation for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of August 4, 2007, the Company has three reportable segments, Athletic Stores, Direct-to-Customers and Family Footwear. Subsequent to the close of the second quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

     Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 are presented below. Division profit reflects income (loss) before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2007	2006	2007	2006
Athletic Stores	$1,209	$1,228	$2,435	$2,501
Direct-to-Customers	72	75	162	167
Family Footwear	2	—	2	—
Total sales	$1,283	$1,303	$2,599	$2,668

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2007	2006	2007	2006
Athletic Stores (1)	$(13)	$35	$21	$134
Direct-to-Customers	6	7	17	19
Family Footwear	(4)	—	(6)	—
Division (loss) profit	(11)	42	32	153
Restructuring charge (2)	—	1	—	1
Corporate expense, net	17	14	33	32
Operating (loss) profit	(28)	27	(1)	120
Other expense (income) (3)	1	1	1	1
Interest expense, net	—	1	—	2
(Loss) income before income taxes and cumulative effect of
accounting change	$(29)	$25	$(2)	$117

(1)	The thirteen and twenty-six weeks ended July 29, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)	Other expense for the thirteen and twenty-six week periods represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts.

9. Pension and Postretirement Plans

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

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 4,	July 29,	August 4,	July 29,	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2	$3	$5	$5	$—	$—	$—	$—
Interest cost	9	9	18	18	—	—	—	—
Expected return on plan assets	(14)	(14)	(28)	(28)	—	—	—	—
Amortization of unrecognized prior
service cost	—	—	—	—	—	—	—	—
Amortization of net loss (gain)	3	3	6	6	(2)	(2)	(4)	(5)
Net benefit cost (income)	$—	$1	$1	$1	$(2)	$(2)	$(4)	$(5)

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

10. Stock-Based Compensation

     On May 30, 2007, the Company’s shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”). Upon approval of the 2007 Stock Plan, the Company stated it would no longer make stock awards under the 2003 Stock Option and Award Plan, the 1998 Stock Option and Award Plan, and the 2002 Foot Lockers Directors’ Stock Plan, although awards previously made under those plans and outstanding on May 30, 2007 continue in effect governed by the provisions of those plans.

     Under the 2007 Stock Plan, stock options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees of the Company, including our subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. The maximum number of shares of stock reserved for all awards under the 2007 Stock Plan is 6,000,000. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,500,000 shares. The options terminate up to ten years from the date of grant.

     The Company accounts for its share–based compensation in accordance with SFAS No. 123(R), “Share–Based Payment.” The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

	Stock Option Plans		Stock Purchase Plan
	Twenty-six weeks ended		Twenty-six weeks ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted-average risk free rate of interest	4.50%	4.68%	5.00%	3.82%
Expected volatility	28%	30%	22%	23%
Weighted-average expected award life	4.17years	3.96 years	1.0 year	1.0 year
Dividend yield	2.2%	1.5%	1.7%	1.3%
Weighted-average fair value	$5.51	$6.32	$5.76	$4.91

The information set forth in the following table covers options granted under the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	6,048		$19.15
Granted	713		23.14
Exercised	(359)		16.85
Expired or canceled	(155)		24.34
Options outstanding at August 4, 2007	6,247	5.8	19.61
Options exercisable at August 4, 2007	4,740	4.8	18.16
Options available for future grant at August 4, 2007	5,880

     The total intrinsic value of options exercised during the thirteen weeks ended August 4, 2007 was not significant and was $2 million for the thirteen weeks ended July 29, 2006. The total intrinsic value of options exercised during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $2 million and $4 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of August 4, 2007 was $12 million for both stock options outstanding and exercisable. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares.

     The Company received $1 million and $2 million in cash from option exercises for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively and $6 million and $5 million for twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The tax benefit realized by the Company on the stock option exercises for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was approximately $1 million for both periods.

The following table summarizes information about stock options outstanding and exercisable at August 4, 2007:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(in thousands, except price per share)
$4.53	$11.91	1,480	4.0	$10.64	1,480	$10.64
$12.31	$16.19	1,256	4.3	$15.09	1,256	$15.09
$16.20	$23.92	1,502	8.8	$23.30	335	$23.05
$24.04	$26.26	1,252	5.1	$25.34	1,142	$25.37
$26.41	$28.50	757	7.1	$27.82	527	$27.79
$4.53	$28.50	6,247	5.8	$19.61	4,740	$18.16

Changes in the Company’s nonvested options for the twenty-six weeks ended August 4, 2007 are summarized as follows:

		Weighted-
		average grant
	Number of	date fair value
	shares	per share
	(in thousands)
Nonvested at February 3, 2007	1,593	$25.33
Granted	713	23.14
Vested	(644)	25.83
Canceled	(155)	24.34
Nonvested at August 4, 2007	1,507	24.18

     As of August 4, 2007, there was $4.5 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.27 years.

Restricted Shares and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of August 4, 2007, 90,000 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted stock activity for the twenty-six weeks ended August 4, 2007 and July 29, 2006 is summarized as follows:

	Number of shares
	August 4,	July 29,
(in thousands)	2007	2006
Outstanding at beginning of the year	537	1,041
Granted	572	126
Vested	(249)	(600)
Canceled or forfeited	(25)	(15)
Outstanding at August 4, 2007	835	552
Aggregate value	$19.8 million	$14.0 million
Weighted-average remaining contractual life	2.16 years	1.29 years

     The weighted-average grant-date fair value per share was $23.06 and $23.92 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $6.3 and $6.7 million, respectively. As of August 4, 2007, there was $12.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $1.1 million and $1.3 million in the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in three reportable segments – Athletic Stores, Direct-to-Customers and Family Footwear. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Family Footwear segment includes the retail format under the Footquarters brand name. Subsequent to the close of the second quarter, the Company converted the Footquarters stores under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

STORE COUNT

     At August 4, 2007, the Company operated 3,905 stores as compared with 3,942 at February 3, 2007. During the first half of 2007, the Company opened 78 stores, remodeled or relocated 129 stores and closed 115 stores. During the next six months of 2007, the Company currently expects to open 40 stores and close 135 to 150 unproductive stores. Approximately 90 of the estimated store closings are expected to occur at or near their normal lease expiration and have minimal or no expense effect to the Company’s results of operations or cash flows. Depending on the outcome of landlord negotiations, 50 to 60 of the stores are expected to close prior to normal lease expiration before the end of the fiscal year.

     In 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East. Seven of these franchised stores are operational at August 4, 2007. Revenue from these franchised stores was not significant for the thirteen and twenty-six weeks ended August 4, 2007. These stores are not included in the Company’s operating store count.

SALES AND OPERATING RESULTS

     All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented. The following table summarizes sales and operating results by segment:

Sales
	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2007	2006	2007	2006
Athletic Stores	$1,209	$1,228	$2,435	$2,501
Direct-to-Customers	72	75	162	167
Family Footwear	2	—	2	—
Total sales	$1,283	$1,303	$2,599	$2,668

Operating Results
	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2007	2006	2007	2006
Athletic Stores (1)	$(13)	$35	$21	$134
Direct-to-Customers	6	7	17	19
Family Footwear	(4)	—	(6)
Division (loss) profit (2)	(11)	42	32	153
Restructuring charge (3)	—	1	—	1
Corporate expense, net	17	14	33	32
Operating (loss) profit	(28)	27	(1)	120
Other expense (income)	1	1	1	1
Interest expense, net	—	1	—	2
(Loss) income before income taxes and cumulative effect of
accounting change	$(29)	$25	$(2)	$117

(1)	The thirteen and twenty-six weeks ended July 29, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)	Division profit reflects income (loss) before income taxes and cumulative effect of accounting change, corporate expense, non-operating income and net interest expense.

(3)

During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. This charge is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

     Sales of $1,283 million for the second quarter of 2007 decreased 1.5 percent from sales of $1,303 million for the second quarter of 2006. For the twenty-six weeks ended August 4, 2007, sales of $2,599 million decreased 2.6 percent from sales of $2,668 million for the twenty-six week period ended July 29, 2006. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and twenty-six week periods decreased 3.3 percent and 4.3 percent, respectively, as compared with the corresponding periods. Comparable-store sales decreased by 7.3 percent and 6.2 percent, for the thirteen and twenty-six weeks ended August 4, 2007, respectively.

     Gross margin, as a percentage of sales, decreased to 23.5 percent for the thirteen weeks ended August 4, 2007 as compared with 27.7 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 25.5 percent for the twenty-six weeks ended August 4, 2007 decreased as compared with 29.2 percent in the corresponding prior-year period. The second quarter of 2007 was negatively affected by $50 million in additional markdowns, at cost, taken in the U.S. to liquidate slow-selling merchandise. These additional markdowns resulted in the Company’s merchandise margin rate for the thirteen weeks ended August 4, 2007 declining by 320 basis points as compared with the corresponding prior-year period. Lower sales resulted in the occupancy rate increasing 100 basis points, as a percentage of sales, for the same period. The effect of vendor allowances, as a percentage of sales, improved gross margin by approximately 30 basis points for the thirteen week period ended August 4, 2007 as compared with the corresponding prior-year period. However, the effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 10 basis points for the twenty-six weeks ended August 4, 2007, as compared with the corresponding prior-year period.

     Other expense of $1 million for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively, represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts.

Segment Analysis

Athletic Stores

     Athletic Stores sales decreased by 1.5 percent and 2.6 percent for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic stores decreased 3.2 percent and 4.4 percent for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year periods. The decline in sales for the thirteen and twenty-six weeks ended August 4, 2007 was primarily related to the domestic operations, most significantly in Foot Locker. Comparable-store sales decreased by 7.3 percent and 6.4 percent for the thirteen and twenty-six weeks ended August 4, 2007, respectively. Due to the Company’s decision to liquidate slow-selling merchandise, average selling prices for footwear in the U.S. declined approximately 10 percent, while unit sales increased approximately 3 percent for the thirteen weeks ended August 4, 2007. Sales in the U.S. were negatively affected by a decline in consumer spending coupled with a shift toward casual footwear, including the trend toward sandals and brown shoes. Additionally, in two key markets school openings and sales tax-free periods were later in August as compared with the prior-year period. Internationally, comparable-store sales declined mid-single digits. In Europe, the sales trend of higher priced technical footwear continued to improve during the second quarter, while sales of low-profile footwear styles declined.

     Due in large part to the inventory liquidation activity during the thirteen weeks ended August 4, 2007, the Athletic Stores segment recorded a loss of $13 million, a decline of $48 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, decreased to 0.9 percent for the twenty-six weeks ended August 4, 2007 as compared with 5.4 percent in the corresponding prior-year period. The decrease in division profit is mainly attributable to decreases in the U.S. divisions, offset, in part, by increases in International division profit. The U.S. divisions’ profit decline was principally the result of a decline in sales, coupled with higher promotional markdowns taken due to the Company’s decision to liquidate slower selling and aged merchandise aggressively. The Company is continuing to develop various merchandising initiatives in an effort to improve performance of the U.S. formats. Many of these initiatives are targeted for the back-to-school selling period; accordingly, management will monitor the progress of the domestic operations and will assess, if necessary, the impact of various initiatives on the projected performance of the divisions, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144. During the second quarter ended July 29, 2006, the Company recorded an impairment charge of $17 million ($12 million after-tax) to write-down long-lived assets such as store fixtures and leasehold improvements, in 69 stores in the European operations to their estimated fair value. Excluding this charge, Foot Locker Europe’s second quarter 2007 division profit increased significantly as compared with the corresponding prior-year period, reflecting an improved gross margin rate due to lower promotional markdowns, in particular for technical footwear styles.

Direct-to-Customers

     Direct-to-Customers sales decreased by 4.0 percent to $72 million and by 3.0 percent to $162 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year periods. Internet sales increased by 5.6 percent to $57 million and by 6.7 percent to $127 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year period. Increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet. Additionally, sales for the twenty-six weeks ended August 4, 2007 were negatively affected by the termination of a third party arrangement at the end of the first quarter of 2006.

     Direct-to-Customers division profit decreased 14.3 percent and 10.5 percent for thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 8.3 percent and 10.5 percent for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared to 9.3 percent and 11.4 percent, respectively, in the corresponding prior-year periods.

Family Footwear

     During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. Sales and division results were not significant for the thirteen and twenty-six weeks ended August 4, 2007. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to further invest in this business. Subsequent to the close of the second quarter, the Company converted these stores to Foot Locker and Champs Sports outlet stores. A charge of $1.8 million was recorded in the second quarter, which primarily represented costs associated with the removal of signage and the write-off of unusable fixtures.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense was $17 million for the thirteen weeks ended August 4, 2007, an increase of $3 million as compared with the corresponding prior-year period. During the second quarter of 2007, the Company identified an under accrual related to employee vacation entitlements. The accrual was understated by $1 million ($0.6 million after-tax); accordingly, a charge was recorded to reflect the liability as of August 4, 2007. This under accrual was not material to the Company’s consolidated statement of operations or cash flows for this period or any of the earlier reported periods. Additionally, the second quarter of 2006 reflected reduced incentive compensation expense of $3 million, as well as a charge for an anticipated legal settlement of $2 million. Corporate expense for the twenty-six weeks ended August 4, 2007 increased by $1 million to $33 million from the same period in the prior year.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $286 million increased by $13 million, or 4.8 percent, in the second quarter of 2007 as compared with the corresponding prior-year period. SG&A of $576 million increased by $20 million, or 3.6 percent, in the first half of 2007 as compared with the corresponding prior-year period. SG&A, as a percentage of sales increased to 22.3 percent for the thirteen weeks ended August 4, 2007 as compared with 21.0 percent in the corresponding prior-year period. SG&A, as a percentage of sales increased to 22.2 percent for the twenty-six weeks ended August 4, 2007 as compared with 20.8 percent in the corresponding prior-year period. The increases in SG&A as a percentage of sales are due, in large part, to the decline in sales during the current year coupled with the increase in corporate expense, both as discussed above. Excluding the effect of foreign currency fluctuations, SG&A increased $9 million and $10 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively, as compared with the corresponding prior-year periods.

Depreciation and Amortization

     Depreciation and amortization remained essentially unchanged for the thirteen and twenty-six weeks ended August 4, 2007 as compared with the corresponding prior-year period.

Interest Expense

     Interest expense was $5 million and $6 million for the thirteen week periods ended August 4, 2007 and July 29, 2006, respectively. Interest expense was $10 million and $11 million for the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively. The reduction in interest expense relates primarily to the $38 million purchase and retirement in 2006 of the Company’s 8.5 percent debentures. Interest income was $5 million for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. Interest income increased to $10 million from $9 million for the twenty-six weeks ended August 4, 2007 and July 29 2006, respectively. The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents, and short-term investments, coupled with an increase in the average short-term investment balance.

Income Taxes

     The Company’s effective tax rate for the thirteen and twenty-six weeks ended August 4, 2007 was 38.4 percent and 71.6 percent as compared with 44.2 percent and 38.4 percent for the corresponding prior-year periods. The difference in the second quarter rate is primarily due to the proportion of the U.S. loss to the total loss for the quarter, offset in part by the effect of a change in the German statutory tax rates. The 2007 year-to-date effective rate is distorted by the fact that the first quarter represented income whereas the second quarter was a loss of essentially the same amount. The Company expects its effective rate to approximate 35 percent for the remaining quarters of 2007, as well as for the full year. The actual rate will depend in significant part on the proportion of the Company’s worldwide income that is earned in the U.S.

Net Income (Loss)

     For the thirteen weeks ended August 4, 2007, the Company reported a net loss $18 million, or $0.12 per diluted share. This compares to net income of $14 million or $0.09 per diluted share for the corresponding prior-year period. The decline is a result of lower sales due to the continued challenging athletic retail environment and approximately $50 million in additional markdowns recorded to liquidate slow-moving merchandise. Included in the thirteen weeks ended July 29, 2006 is a non-cash impairment charge of $17 million ($12 million after-tax) or $0.08 per share, to write-down the value of long-lived assets of underperforming stores in the Company’s European operations. For the twenty-six weeks ended August 4, 2007, the Company reported a net loss of $1 million, or $0.01 per diluted share, a decrease of $0.48 per diluted share from $73 million, or $0.47 per diluted share, for the twenty-six weeks ended July 29, 2006. The twenty-six weeks ended July 29, 2006 reflects a benefit of $1 million, or $0.01 per diluted share, from a cumulative effect of accounting change related to the required adoption of SFAS No. 123 (R).

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

     Management believes operating cash flows will be adequate to fund its working capital requirements, future pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and to support the development of its short-term and long-term operating strategies. Additionally, the Company has a $200 million revolving credit facility. Other than to support standby letter of credit commitments, of which $14 million were in place at August 4, 2007, this revolving credit facility has not been used during 2007. In 2004, the Company obtained a 5-year, $175 million amortizing term loan from the bank group participating in the revolving credit facility, of which $88 million is outstanding as of August 4, 2007. Under the Company’s revolving credit and term loan agreement the Company is required to satisfy certain financial and operating covenants, including a minimum fixed charge coverage ratio. In addition, this agreement restricts the amount the Company may expend in any year for dividends to 50 percent of its prior year’s net income. Based upon the Company's second quarter financial results and business uncertainties for the second half of the year, the Company may not continue to be in compliance with the fixed charge coverage ratio. In addition, the restricted payment provision may prohibit the Company from the payment of the dividend at the current rate in 2008. In the event that the Company does not satisfy one or more of the covenants, the Company will evaluate several options and expects that it would be able to obtain a waiver, amend the agreement, or enter into a new credit facility.

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

     Net cash provided by operating activities was $53 million for the twenty-six weeks ended August 4, 2007 and net cash used in operating activities was $113 million for the twenty-six weeks ended July 29, 2006. These amounts reflect net income adjusted for non-cash items and working capital changes. The Company reported a loss of $1 million for the twenty-six weeks ended August 4, 2007, as compared with a profit of $73 million in the corresponding prior-year period primarily as a result of the liquidation of slow-moving merchandise. While the liquidation negatively affected the results for the period, the Company’s operating cash flows were enhanced by the liquidation activity. The Company believes its inventory levels are well positioned for the back-to-school selling period. Additionally, in the first half of 2007 the Company did not contribute to the U.S. and Canadian qualified pension plans as a contribution was not required. This compares with $68 million contributed in the first half of 2006.

     Net cash provided by investing activities was $7 million for the twenty-six weeks ended August 4, 2007 and was $85 million for the twenty-six weeks ended July 29, 2006. The Company’s sales of short-term investments, net of purchases, provided cash of $90 million as compared with $165 million in the corresponding prior-year period. Planned capital expenditures for 2007 are expected to total $147 million, of which $121 million relates to new store openings and modernizations of existing stores, and $26 million reflects the development of information systems and other support facilities. This amount is $23 million less than was originally planned primarily because the Company will no longer be investing in the Footquarters concept coupled with the reduced number of store modernizations planned for the U.S. formats. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

     Net cash used in financing activities for the Company’s operations was $82 million for the twenty-six weeks ended August 4, 2007 and was $77 million for the twenty-six weeks ended July 29, 2006. During the second quarters of 2007 and 2006, the Company made payments of $2 million and $50 million, respectively, related to its 5-year term loan. The Company recorded an excess tax benefit related to stock-based compensation of $1 million and $2 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The Company declared and paid a $0.125 per share dividend during the first and second quarters of 2007 totaling $39 million, as compared with a $0.09 per share dividend during the first and second quarters of 2006, which totaled $28 million. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $8 million and $7 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. In the first quarter of 2007, the Company announced that the Board of Directors authorized a new $300 million, three-year repurchase program replacing a prior $150 million program. As part of the new authorized repurchase program, the Company purchased 2,283,254 shares of its common stock during the twenty-six weeks ended August 4, 2007 for approximately $50 million. The Company purchased 334,200 shares of its common stock during the twenty-six weeks ended July 29, 2006 for approximately $8 million. Under the current share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock, from time to time, depending on market conditions, availability of other investment opportunities and other factors.

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

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of August 4, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended August 4, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company, as well as litigation incidental to the sale and disposition of businesses that have occurred in past years. These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims. Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state and federal wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, and uniforms. Management does not believe that the outcome of such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

     There were no material changes to the risk factors disclosed in the 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the second quarter of 2007:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid per	Announced	Purchased Under the
	Purchased (1)	Share	Program	Program (1)
May 6, 2007 through June 2, 2007	—	—	—	$274,328,977
June 3, 2007 through July 7, 2007	1,109,543	$21.6330	1,109,543	$250,326,223
July 8, 2007 through August 4, 2007	—	—	—	$250,326,223
Total	1,109,543	$21.6330	1,109,543

(1)	On March 7, 2007, the Company announced that the Board of Directors authorized a new $300 million, three-year repurchase program, replacing the $150 million program. This authorization will terminate on January 30, 2010.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of shareholders was held on May 30, 2007. There were represented at the meeting, in person or by proxy, 133,051,984 shares of Common Stock, par value $0.01 per share, which represented 85.7 percent of the shares outstanding on April 5, 2007, the record date for the meeting.

(b)	Christopher A. Sinclair was elected as a director in Class II for a one-year term ending at the annual meeting of shareholders in 2008. Each of James E. Preston, Matthew D. Serra, and Dona D. Young was elected as a director in Class I for a three-year term ending at the annual meeting of shareholders of the Company in 2010. All of these individuals previously served as directors of the Company. Nicholas DiPaolo, Alan D. Feldman, Jarobin Gilbert Jr., Matthew M. McKenna, David Y. Schwartz, and Cheryl Nido Turpin, having previously been elected directors of the Company for terms continuing beyond the 2007 annual meeting of shareholders, continue in office as directors of the Company. Purdy Crawford and Philip H. Geier Jr. retired as directors at the conclusion of the annual shareholders’ meeting in accordance with the retirement policy for directors.

(c)	In addition to the election of directors, shareholders ratified the appointment of KPMG as independent accountants and approved the 2007 Stock Plan. The results of the voting were as follows:

(1)	Election of Directors:

			Abstentions
			and
			Broker Non-
Name	Votes For	Votes Withheld	Votes
James E. Preston	124,557,069	8,494,915	0
Matthew D. Serra	129,150,447	3,901,537	0
Christopher A. Sinclair	129,634,923	3,417,061	0
Dona D. Young	131,039,249	2,012,735	0

(2)	Proposal to ratify the appointment of independent accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes
132,163,901	810,369	77,714	0

(3)	Proposal to approve the 2007 Stock Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
107,859,662	12,412,666	238,863	12,540,793

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: September 11, 2007	(Company)

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