Form 10-Q
period 2007-11-03
FOOT LOCKER INC
filed 2007-12-07
CIK 850209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Yes ☐          No ☒

Number of shares of Common Stock outstanding at December 1, 2007: 154,473,607

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	November 3,	October 28,	February 3,
	2007	2006	2007
		(Unaudited-
	(Unaudited)	See note 1)	*
ASSETS
Current assets
Cash and cash equivalents	$206	$127	$221
Short-term investments	126	136	249
Merchandise inventories	1,476	1,472	1,303
Other current assets	307	216	261
	2,115	1,951	2,034
Property and equipment, net	547	663	654
Deferred taxes	183	196	109
Goodwill	266	264	264
Intangible and other assets	186	200	188
	$3,297	$3,274	$3,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$307	$356	$256
Accrued expenses and other current liabilities	277	252	246
Current portion of long-term debt and obligations under capital leases	14	—	14
	598	608	516
Long-term debt and obligations under capital leases	220	235	220
Other liabilities	256	299	218
	1,074	1,142	954
Shareholders’ equity
Common stock and paid-in capital: 158,996,044, 157,750,905, and 157,810,352
shares, respectively	673	649	653
Retained earnings	1,694	1,691	1,785
Accumulated other comprehensive loss	(45)	(161)	(96)
Less: Treasury stock at cost: 4,522,437, 2,105,662, and 2,107,682 shares,
respectively	(99)	(47)	(47)
Total shareholders’ equity	2,223	2,132	2,295
	$3,297	$3,274	$3,249

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Sales	$1,356	$1,430	$3,955	$4,098
Costs and Expenses
Cost of sales	975	1,008	2,912	2,896
Selling, general and administrative expenses	289	284	865	840
Depreciation and amortization	45	44	132	131
Impairment charges and store closing program costs	105	—	105	17
Interest expense, net	—	1		3
Other expense (income)	—	(8)	1	(7)
	1,414	1,329	4,015	3,880
(Loss) income from continuing operations before income taxes	(58)	101	(60)	218
Income tax (benefit) expense	(24)	36	(25)	81
(Loss) income from continuing operations	(34)	65	(35)	137
Income from disposal of discontinued operations, net of income tax of $-	1	—	1	—
Cumulative effect of accounting change, net of income tax of $-	—	—	—	1
Net (loss) income	$(33)	$65	$(34)	$138
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.22)	$0.42	$(0.22)	$0.88
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.01
Net (loss) income	$(0.22)	$0.42	$(0.22)	$0.89
Weighted-average common shares outstanding	153.6	155.0	154.1	153.7
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.22)	$0.42	$(0.22)	$0.88
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	—
Net (loss) income	$(0.22)	$0.42	$(0.22)	$0.88
Weighted-average common shares assuming dilution	153.6	156.8	154.1	156.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net (loss) income	$(33)	$65	$(34)	$138
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	31	(3)	56	10
Pension and postretirement plan adjustments	—	—	1	—
Comprehensive (loss) income	$(2)	$62	$23	$148

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Thirty-nine weeks ended
		October 28,
	November 3,	2006
	2007	(See note 1)
From Operating Activities:
Net (loss) income	$(34)	$138
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from disposal of discontinued operations, net of tax	(1)	—
Non-cash impairment charges and store closing program costs	103	17
Cumulative effect of accounting change, net of tax	—	(1)
Depreciation and amortization	132	131
Deferred income taxes	(42)	(40)
Share-based compensation expense	8	7
Change in assets and liabilities:
Merchandise inventories	(137)	(212)
Accounts payable and other accruals	35	(3)
Pension contributions	—	(68)
Other, net	(1)	(43)
Net cash provided by (used in) operating activities of continuing operations	63	(74)
From Investing Activities:
Lease termination proceeds	—	4
Purchases of short-term investments	(1,314)	(1,379)
Sales of short-term investments	1,437	1,541
Capital expenditures	(117)	(129)
Net cash provided by investing activities of continuing operations	6	37
From Financing Activities:
Reduction in long-term debt	(2)	(86)
Issuance of common stock, net	9	8
Purchase of treasury stock	(50)	(8)
Excess tax benefit from stock based compensation	1	2
Dividends paid	(58)	(42)
Net cash used in financing activities of continuing operations	(100)	(126)
Net cash provided by operating activities of Discontinued Operations	1	—
Effect of exchange rate fluctuations on Cash and Cash Equivalents	15	1
Net change in Cash and Cash Equivalents	(15)	(162)
Cash and Cash Equivalents at beginning of year	221	289
Cash and Cash Equivalents at end of interim period	$206	$127
Cash paid during the period:
Interest	$12	$14
Income taxes	$41	$128

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

     The year-end reporting period for the Company is the Saturday closest to the last day in January. Fiscal year 2007 will comprise 52 weeks, ending on February 2, 2008. Fiscal year 2006 was comprised of 53 weeks and ended on February 3, 2007. The fiscal interim periods ended November 3, 2007 and October 28, 2006 were comprised of 39 weeks. The results for the thirty-nine and thirteen weeks ended November 3, 2007 are not necessarily indicative of the results expected for the year.

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

     In 2006, in accordance with Staff Accounting Bulletin No. 108, the Company adjusted its opening retained earnings to correct for prior misstatements. Accordingly, the Company has reflected these adjustments in its October 28, 2006 Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

2. Income Taxes

     The Company adopted the provisions of FIN 48 effective February 4, 2007. Upon the adoption of FIN 48, the Company recognized a $1 million increase to retained earnings to reflect the change to its liability for unrecognized income tax benefits as required. At February 4, 2007, the total amount of gross unrecognized tax benefits was $33 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized for the thirteen and thirty-nine weeks ended November 3, 2007 was not significant. The liability for unrecognized tax benefits at February 4, 2007 included $4 million of interest and no penalties.

     The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2005. The Company participated in the IRS’s Compliance Assurance Process (“CAP”) for 2006 which concluded during the third quarter 2007. The 2006 return will be subject to a post-filing review by the IRS. The Company does not believe that this post review will result in any changes to the return as filed. The Company has started the CAP for 2007. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1993 to the present. The Company is currently under examination in the Netherlands for tax years 2002-2005. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

     The Company does not anticipate that any adjustments to unrecognized benefits due to settlement of audits and expiration of statute of limitations will materially affect the financial position or operations prior to November 1, 2008. However, actual results could differ from those currently anticipated.

3. Impairment of Long-Lived Assets and Store Closing Program

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s three-year strategic plans, in its evaluation of potential impairment. The calculation of fair value is based on estimated expected future cash flows by store. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

     During the third quarter of 2007, the Company concluded that triggering events had occurred at its U.S. retail store divisions, comprising Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports. Accordingly, the Company recorded a non-cash impairment charge of $95 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 1,004 stores at the Company’s U.S. store operations pursuant to SFAS No. 144.

     Additionally in the third quarter of 2007, the Company identified 66 unproductive stores for closure. Accordingly, the Company evaluated the recoverability of long-lived assets considering the revised estimated future cash flows. The Company recorded an additional non-cash impairment charge of $7 million as a result of this analysis. Exit costs related to 13 stores which closed during the third quarter of 2007, comprising lease terminations costs of $2 million and $1 million in other non-cash charges, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the fourth quarter of 2007, the Company currently expects to close an additional 142 unproductive stores. Approximately 53 of the stores are expected to close prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords. The lease exit costs associated with these additional closures is expected to total $10 million to $15 million. These charges will be recorded during the fourth quarter of 2007 in accordance with SFAS No. 146. The cash impact of the 2007 store closings is expected to be minimal, as the related cash lease costs are expected to be offset by associated inventory reductions. Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

4. Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2007 and 2006, the Company completed its annual reviews of goodwill, which did not result in an impairment charge. Additionally, during the third quarter of 2007 the Company performed a review of its U.S. Athletic Stores’ goodwill, as a result of the SFAS No. 144 recoverability analysis. This analysis did not result in an impairment charge.

	November 3,	October 28,	February 3,
Goodwill (in millions)	2007	2006	2007
Athletic Stores	$186	$184	$184
Direct-to-Customers	80	80	80
	$266	$264	$264

     The effect of foreign exchange fluctuations on goodwill at November 3, 2007 was $2 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	November 3, 2007			October 28, 2006			February 3, 2007
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life intangible assets	$3	$—	$3	$4	$—	$4	$3	$—	$3
Finite life intangible assets
Lease acquisition costs	$194	$(118)	$76	$173	$(92)	$81	$178	$(98)	$80
Trademark	21	(4)	17	21	(2)	19	21	(3)	18
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	10	(7)	3	9	(5)	4	9	(5)	4
Total finite life intangible assets	$226	$(130)	$96	$204	$(100)	$104	$209	$(107)	$102
Total intangible assets	$229	$(130)	$99	$208	$(100)	$108	$212	$(107)	$105

     Intangible assets not subject to amortization at November 3, 2007, October 28, 2006, and February 3, 2007 include a $3 million trademark related to the 11 stores acquired in the Republic of Ireland. The additional intangible asset of $1 million at October 28, 2006 was eliminated with the adoption of SFAS No. 158 in 2006.

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

     The weighted-average amortization period as of November 3, 2007 was approximately 12.3 years. Amortization expense was $5 million for both the thirteen week periods ended November 3, 2007 and October 28, 2006. Amortization expense was $14 million for both the thirty-nine week periods ended November 3, 2007 and October 28, 2006. Additionally, for the thirty-nine week period ended November 3, 2007, net intangible activity primarily includes additional lease acquisition costs of $2 million, asset retirements and the effect of the strengthening of the euro as compared with the U.S. dollar of $8 million. Annual estimated amortization expense is expected to be approximately $5 million for the remainder of 2007, $17 million for 2008, $16 million for 2009, $14 million for 2010, and $11 million for 2011.

5. Long-term Debt and Revolving Credit Facility

     The Company has a $200 million revolving credit facility, of which $14 million was committed to support standby letters of credit. Additionally in 2004, the Company obtained a 5-year, $175 million amortizing loan from the bank group participating in the revolving credit facility, of which $88 million is outstanding as of November 3, 2007. Under the Company’s revolving credit and term loan agreement, the Company is required to satisfy certain financial and operating covenants, including a minimum fixed charge coverage ratio. In addition, this agreement restricts the amount the Company may expend in any year for dividends to 50 percent of its prior year’s net income.

      In October 2007, the Company amended its revolving credit agreement to provide for a one-year extension of the revolving credit facility to May 19, 2010 and a reduction in the fixed charge coverage ratio to no less than 1.25:1 for the fourth quarter of 2007 and the first quarter of 2008, increasing to 2.0:1 by the first quarter of 2010. The amendment also permits the payment of dividends by the Company of up to $90 million in 2008 and up to $100 million for each year thereafter. With regard to stock repurchases, the amendment provides that not more than $50 million in the aggregate may be expended after October 26, 2007 unless the fixed charge coverage ratio is at least 2.0 to 1.0 for the quarter immediately preceding any such repurchase and the Company has delivered its annual audited financial statements with respect to 2007.

6. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory, and income/losses recognized in the income statement were not material for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has entered into two net investment hedges for its European and Canadian subsidiaries. Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions. The gains and losses will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment (net of tax) related to these net investment hedges was a loss of $8 million for the thirteen weeks ended November 3, 2007 and it was not significant for the thirteen weeks ended October 28, 2006, and was $19 million and $3 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total notional amount of $33 million outstanding at the end of the third quarter of 2007 to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 and 2008 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were not significant for the thirteen weeks ended November 3, 2007 and October 28, 2006, and were $1 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

     In addition, the Company entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At November 3, 2007, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $39 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

     During the first nine months of 2007, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges charged by our third-party freight carriers. Changes in the fair value of these contracts were recorded in earnings immediately. The effect was not significant for the thirteen and thirty-nine weeks ended November 3, 2007.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates, and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent, which totaled 8.13 percent and 9.21 percent at November 3, 2007 and October 28, 2006, respectively.

Fair Value

     The fair values of derivative holdings recorded in the Company’s Condensed Consolidated Balance Sheets are as follows:

	November 3,	October 28,	February 3,
(in millions)	2007	2006	2007
Current assets	$1	$1	$1
Current liabilities	1	2	2
Non-current liabilities	32	9	12

7. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss comprised the following:

	November 3,	October 28,	February 3,
(in millions)	2007	2006	2007
Foreign currency translation adjustments	$93	$20	$37
Minimum pension liability adjustment	—	(181)	—
Unrecognized pension cost and postretirement benefit	(138)	—	(133)
	$(45)	$(161)	$(96)

     In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The additional minimum pension liability amount, as well as the related intangible asset, was derecognized upon the adoption of SFAS No. 158. As part of the adoption of this standard, the Company recorded the unrecognized prior service costs and net actuarial gains/losses within shareholders’ equity. The activity within accumulated other comprehensive loss in the third quarter of 2007 represents the amortization of prior service costs and net actuarial gains and losses through net periodic benefit cost, as well as changes related to foreign currency fluctuations.

8. Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2007	2006	2007	2006
Numerator:
Net (loss) income from continuing operations	$(34)	$65	$(35)	$137
Denominator:
Weighted-average common shares outstanding	153.6	155.0	154.1	153.7
Effect of Dilution:
Stock options and awards	—	1.8	—	3.1
Weighted-average common shares assuming dilution	153.6	156.8	154.1	156.8

     Options and awards of 1.4 million and 1.7 million shares of common stock were excluded from the calculation of diluted earnings per share as the effect would be antidilutive, due to a loss reported for both the thirteen and thirty-nine weeks ended November 3, 2007, respectively. Options to purchase 4.3 million and 2.8 million shares of common stock were not included in the computation for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively. Options to purchase 3.4 million and 2.7 million shares of common stock were not included in the computation for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of November 3, 2007, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company also operated the Family Footwear segment which included the retail format under the Footquarters brand name through the second quarter of 2007. During the third quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores. The Company has concluded that the Footquarters store closings are not discontinued operations pursuant to SFAS No. 144.

     Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 are presented below. Division profit reflects income (loss) before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2007	2006	2007	2006
Athletic Stores	$1,264	$1,339	$3,699	$3,840
Direct-to-Customers	92	91	254	258
Family Footwear	—	—	2	—
Total sales	$1,356	$1,430	$3,955	$4,098

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2007	2006	2007	2006
Athletic Stores (1)	$(53)	$99	$(32)	$233
Direct-to-Customers	8	9	25	28
Family Footwear	—	—	(6)	—
Division (loss) profit	(45)	108	(13)	261
Restructuring income (charge) (2)	1	—	1	(1)
Corporate expense, net	14	14	47	46
Operating (loss) profit	(58)	94	(59)	214
Other expense (income) (3)	—	(8)	1	(7)
Interest expense, net	—	1	—	3
(Loss) income from continuing operations before income taxes	$(58)	$101	$(60)	$218

(1)

The thirteen and thirty-nine weeks ended November 3, 2007 includes a $105 million charge representing impairment and store closing costs related to the Company’s U.S. operations. The thirty-nine weeks ended October 28, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)

During the third quarter of 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $1 million primarily due to favorable lease terminations. During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Other expense for the thirty-nine week period ended November 3, 2007 represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts. Other income for the thirteen and thirty-nine week periods ended October 28, 2006 primarily represents a $3 million gain on lease termination; $3 million of insurance proceeds related to 2005 hurricanes; and a $2 million gain on debt repurchase. Additionally, the thirty-nine weeks ended October 28, 2006 includes $1 million in foreign currency option premiums.

10. Pension and Postretirement Plans

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

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$3	$3	$8	$8	$—	$—	$—	$—
Interest cost	9	9	27	27	—	—	—	—
Expected return on plan assets	(14)	(14)	(42)	(42)	—	—	—	—
Amortization of unrecognized prior
service benefit	—	—	—	—	(1)	—	(1)	—
Amortization of net loss (gain)	3	3	9	9	(2)	(3)	(6)	(8)
Net benefit cost (income)	$1	$1	$2	$2	$(3)	$(3)	$(7)	$(8)

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

11. Stock-Based Compensation

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

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

	Stock Option Plans		Stock Purchase Plan
	Thirty-nine weeks ended		Thirty-nine weeks ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Weighted-average risk free rate of interest	4.50%	4.31%	5.00%	4.19%
Expected volatility	28%	29%	22%	22%
Weighted-average expected award life	4.17 years	3.87 years	1.0 year	1.0 year
Dividend yield	2.2%	1.3%	1.9%	1.4%
Weighted-average fair value	$5.51	$6.54	$5.22	$4.78

     The information set forth in the following table covers options granted under the Company’s stock option plans:

			Weighted-
		Weighted-	Average
(in thousands, except price per share)	Shares	Average Term	Exercise Price
Options outstanding at the beginning of the year	6,048		$19.15
Granted	713		23.14
Exercised	(473)		15.30
Expired or canceled	(312)		23.90
Options outstanding at November 3, 2007	5,976	5.78	19.68
Options exercisable at November 3, 2007	4,515	4.83	$18.23
Options available for future grant at November 3, 2007	5,870

     The total intrinsic value of options exercised during the thirteen weeks ended November 3, 2007 and October 28, 2006 was not significant. The total intrinsic value of options exercised during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $2.7 million and $3.8 million, respectively. The aggregate intrinsic value as of November 3, 2007 was $5.5 million for both stock options outstanding and stock options exercisable. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares.

     The Company received $1 million in cash from option exercises for both the thirteen weeks ended November 3, 2007 and October 28, 2006, and $7 million and $6 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The tax benefit realized by the Company on the stock option exercises for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was approximately $1 million for both periods.

The following table summarizes information about stock options outstanding and exercisable at November 3, 2007:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(in thousands, except price per share)
$4.53	$11.91	1,397	3.97	$10.72	1,397	$10.72
$12.31	$16.20	1,197	4.22	$15.12	1,197	$15.12
$18.02	$23.92	1,467	8.69	$23.34	313	$23.21
$24.04	$26.26	1,197	5.01	$25.34	1,119	$25.35
$26.41	$28.50	718	7.21	$27.84	489	$27.82
$4.53	$28.50	5,976	5.78	$19.68	4,515	$18.23

Changes in the Company’s nonvested options for the thirty-nine weeks ended November 3, 2007 are summarized as follows:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Shares	per Share
	(in thousands)
Nonvested at February 3, 2007	1,593	$25.33
Granted	713	23.14
Vested	(533)	26.42
Expired or canceled	(312)	23.90
Nonvested at November 3, 2007	1,461	24.17

     As of November 3, 2007, there was $3.5 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.05 years.

Restricted Shares and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of November 3, 2007, 90,000 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 is summarized as follows:

	Number of Shares and Units
	November 3,	October 28,
(in thousands)	2007	2006
Outstanding at beginning of the year	537	1,041
Granted	583	157
Vested	(249)	(600)
Canceled or forfeited	(25)	(61)
Outstanding at the end of the period	846	537
Aggregate value (in millions)	$19.9	$13.6
Weighted-average remaining contractual life	1.92 years	1.20 years

     The weighted-average grant-date fair value per share was $22.95 and $24.08 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $6.3 million and $6.7 million, respectively. As of November 3, 2007, there was $11.3 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $4.0 million and $3.0 million in the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

12. Other Income

     Other expense for the thirty-nine weeks ended November 3, 2007 primarily represents foreign currency option contract premiums. During the third quarter of 2006, the Company terminated one of its leases and received cash consideration of approximately $4 million, which resulted in a net gain of $3 million. Also included in 2006, is a gain of $3 million on the settlement of property, plant and equipment insurance claims relating to the 2005 hurricanes, $2 million gain from the purchase and retirement of long-term debt at a discount to face value, and $1 million in foreign currency option contract premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Company also operated the Family Footwear segment which included the retail format under the Footquarters brand name through the second quarter of 2007. During the third quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores. The Company has concluded that the Footquarters store closings are not discontinued operations pursuant to SFAS No. 144.

STORE COUNT

     At November 3, 2007, the Company operated 3,896 stores as compared with 3,942 at February 3, 2007. During the thirty-nine weeks ended November 3, 2007, the Company opened 112 stores, and remodeled or relocated 179 stores. The Company also closed 158 stores during the first nine months of the year, including 13 unproductive stores, during the third quarter as part of the store closing program. During the fourth quarter of 2007, the Company currently expects to open 8 new stores and close 142 unproductive stores. Approximately 53 of the stores are expected to close prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords.

     In 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East. Additionally in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate up to 33 Foot Locker stores in the Republic of South Korea. A total of ten franchised stores are operational at November 3, 2007. Revenue from these franchised stores was not significant for the thirteen and thirty-nine weeks ended November 3, 2007. These stores are not included in the Company’s operating store count.

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

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2007	2006	2007	2006
Athletic Stores	$1,264	$1,339	$3,699	$3,840
Direct-to-Customers	92	91	254	258
Family Footwear	—	—	2	—
Total sales	$1,356	$1,430	$3,955	$4,098

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2007	2006	2007	2006
Athletic Stores (1)	$(53)	$99	$(32)	$233
Direct-to-Customers	8	9	25	28
Family Footwear	—	—	(6)	—
Division (loss) profit	(45)	108	(13)	261
Restructuring income (charge) (2)	1	—	1	(1)
Corporate expense, net	14	14	47	46
Operating (loss) profit	(58)	94	(59)	214
Other expense (income) (3)	—	(8)	1	(7)
Interest expense, net	—	1	—	3
(Loss) income from continuing operations before income taxes	$(58)	$101	$(60)	$218

(1)

The thirteen and thirty-nine weeks ended November 3, 2007 includes a $105 million charge representing impairment and store closing costs related to the Company’s U.S. operations. The thirty-nine weeks ended October 28, 2006 includes a $17 million non-cash impairment charge related to the Company’s European operations.

(2)

During the third quarter of 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $1 million primarily due to favorable lease terminations. During the second quarter of 2006, the Company recorded a restructuring charge of $1 million, which represents a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Other expense for the thirty-nine week period ended November 3, 2007 represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts. Other income for the thirteen and thirty-nine week periods ended October 28, 2006 primarily represents a $3 million gain on lease termination; $3 million of insurance proceeds related to 2005 hurricanes; and a $2 million gain on debt repurchase. Additionally, the thirty-nine weeks ended October 28, 2006 includes $1 million in foreign currency option premiums.

     Sales of $1,356 million for the third quarter of 2007 decreased 5.2 percent from sales of $1,430 million for the third quarter of 2006. For the thirty-nine weeks ended November 3, 2007, sales of $3,955 million decreased 3.5 percent from sales of $4,098 million for the thirty-nine week period ended October 28, 2006. Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and thirty-nine week periods decreased 7.4 percent and 5.4 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 5.0 percent and 5.8 percent, for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.

     Gross margin, as a percentage of sales, decreased to 28.1 percent for the thirteen weeks ended November 3, 2007 as compared with 29.5 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, decreased to 26.4 percent for the thirty-nine weeks ended November 3, 2007 as compared with 29.3 percent in the corresponding prior-year period. Lower sales in the thirteen weeks ended November 3, 2007 resulted in the occupancy and buyers’ salary expense rate increasing 150 basis points, as a percentage of sales, while the merchandise rate improved by 10 basis points reflecting fewer promotional markdowns. The year-to-date period of 2007 was negatively affected by incremental markdowns taken to liquidate slow-moving inventory. The effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 50 and 30 basis points for the thirteen and thirty-nine weeks ended November 3, 2007, as compared with the corresponding prior-year period.

Segment Analysis

     Athletic Stores sales decreased by 5.6 percent and 3.7 percent for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 8.0 percent and 5.7 percent for the thirteen and thirty-nine weeks ended November 3, 2007 as compared with the corresponding prior-year periods. The decline in sales for the thirteen and thirty-nine weeks ended November 3, 2007 was primarily related to the domestic operations. Comparable-store sales decreased by 5.4 percent and 6.1 percent, for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. Sales in the U.S. were negatively affected by a continuing weakening in consumer spending, unseasonable warmer weather, and a lack of clear fashion trend in athletic footwear and apparel. Internationally, comparable-store sales declined mid-single digits. In Europe, the sales trend of higher priced technical footwear continued to improve during the third quarter, while sales of low-profile footwear styles declined.

     Included in the Athletic Stores division results for the third quarter of 2007 is a non-cash impairment charge of $95 million to write-down long-lived assets such as store fixtures and leasehold improvements for 1,004 stores at the Company’s U.S. store operations pursuant to SFAS No. 144. Additionally in the third quarter of 2007, the Company identified 66 unproductive stores for closure and recorded an additional non-cash impairment charge of $7 million related these stores. Exit costs related to 13 stores which closed during the third quarter of 2007, comprising lease terminations costs of $2 million and $1 million in other non-cash charges, were recognized recorded during the quarter.

     Direct-to-Customers sales increased by 1.1 percent to $92 million for the thirteen weeks ended November 3, 2007 and decreased by 1.6 percent to $254 million for the thirty-nine weeks ended November 3, 2007, as compared with the corresponding prior-year periods. Internet sales increased to $70 million and $197 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, as compared with $63 million and $182 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively. Increases in Internet sales were offset, in part, by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet. Additionally, sales for the thirty-nine weeks ended November 3, 2007 were negatively affected by the termination of a third-party arrangement at the end of the first quarter of 2006.

     Direct-to-Customers division profit for thirteen and thirty-nine weeks ended November 3, 2007 decreased by $1 million to $8 million and by $3 million to $25 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 8.7 percent and 9.8 percent for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, as compared with 9.9 percent and 10.9 for the corresponding prior-year periods.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense was essentially unchanged at $14 million for the thirteen weeks ended November 3, 2007, as compared with the corresponding prior-year period. Corporate expense for the thirty-nine weeks ended November 3, 2007 increased by $1 million to $47 million from the same period in the prior year. Included in the year-to-date period is a correction related to an under accrual for employee vacation entitlements. The accrual was understated by $1 million ($0.6 million after-tax); accordingly, a charge was recorded to reflect the liability as of August 4, 2007. This under accrual was not material to the Company’s consolidated statement of operations or cash flows for this period or any of the earlier reported periods.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $289 million increased by $5 million, or 1.8 percent, in the third quarter of 2007 as compared with the corresponding prior-year period. SG&A of $865 million increased by $25 million, or 3.0 percent, for the thirty-nine weeks ended November 3, 2007 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 21.3 percent for the thirteen weeks ended November 3, 2007, as compared with 19.9 percent in the corresponding prior-year period. SG&A as a percentage of sales, increased to 21.9 percent for the thirty-nine weeks ended November 3, 2007 as compared with 20.5 percent in the corresponding prior-year period. The increases in SG&A as a percentage of sales are primarily due to the decline in sales in the current year. Excluding the effect of foreign currency fluctuations, SG&A decreased $4 million and increased by $6 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, as compared with the corresponding prior-year periods.

Depreciation and Amortization

     Depreciation and amortization increased by $1 million in the third quarter of 2007 to $45 million as compared with $44 million for the third quarter of 2006. Depreciation and amortization increased by $1 million for the thirty-nine weeks ending November 3, 2007 to $132 million as compared with $131 million for the thirty-nine weeks ending November 3, 2007. These increases primarily reflect foreign currency fluctuations, offset in part by reduced software amortization as assets became fully amortized.

Interest Expense

     Interest expense was $5 million and $6 million for the thirteen week periods ended November 3, 2007 and October 28, 2006, respectively. Interest expense was $15 million and $17 million for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively. The reduction in interest expense relates primarily to the $38 million purchase and retirement in 2006 of the Company’s 8.5 percent debentures. Interest income was $5 million for both the thirteen weeks ended November 3, 2007 and October 28, 2006. Interest income increased to $15 million from $14 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The increase in interest income is primarily the result of higher average interest rates on cash, cash equivalents, and short-term investments, coupled with an increase in the average short-term investment balance.

Income Taxes

     The Company’s effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2007 was 41.3 percent and 42.2 percent as compared with 35.5 percent and 37.0 percent for the corresponding prior-year periods. Based upon the level of historical state taxable income and projections for future state taxable income, the Company determined during the third quarter of 2007 that it was necessary to increase the valuation allowance related to its state net operating loss carryforwards by $1.6 million. The difference in the 2007 third quarter rate as compared with the corresponding prior year rate is primarily due to the proportion of the U.S. loss to the total loss for the quarter, offset in part by the effect of a $1.6 million increase in the state valuation allowance and $0.5 million additional federal employment credits reported on the 2006 federal income tax return.

     The Company expects its effective rate to approximate 33 percent for the fourth quarter of 2007. The actual rate will depend in significant part on the proportion of the Company’s worldwide income that is earned in the U.S.

Net (Loss) Income

     For the thirteen weeks ended November 3, 2007, the Company reported a loss from continuing operations of $34 million, or $0.22 per diluted share. This compares to income from continuing operations of $65 million, or $0.42 per diluted share. Included in the thirteen weeks ended November 3, 2007 are charges totaling $105 million, pre-tax, representing asset impairment charges related to the U.S. store divisions and expenses related to the store closing program. The thirteen weeks ended November 3, 2007 reflected lower sales due to the continued challenging athletic retail environment. During the third quarter of 2007, the Company revised its estimates by $1 million, after-tax, for lease liabilities related to the former International General Merchandise segment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company’s primary sources of cash have been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodeling, and management information systems, and to fund general working capital requirements.

     Management believes operating cash flows will be adequate to fund its working capital requirements, future pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and to support the development of its short-term and long-term operating strategies. Additionally, the Company has a $200 million revolving credit facility. Other than to support standby letter of credit commitments, of which $14 million were in place at November 3, 2007, this revolving credit facility has not been used during 2007. In October 2007, the Company amended its revolving credit agreement to provide for a one-year extension of its revolving credit facility to May 19, 2010, as well as changes to certain financial and operating covenants. The Company is in compliance with all of its covenants as of November 3, 2007.

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

     Net cash provided by operating activities of continuing operations was $63 million for the thirty-nine weeks ended November 3, 2007 and net cash used in operating activities was $74 million for the thirty-nine weeks ended October 28, 2006. These amounts reflect net income adjusted for non-cash items and working capital changes. The Company reported a loss of $34 million for the thirty-nine weeks ended November 3, 2007, as compared with a profit of $138 million in the corresponding prior-year period. During the third quarter of 2007, the Company recorded non-cash charges totaling $103 million, comprising impairment of long-lived assets and store closing costs. The cash outflow related to merchandise inventories, net of accounts payable and other accruals, was lower than the corresponding prior-year period, reflecting the liquidation activity during the second quarter of 2007 and reduced purchases to keep inventory levels in line with sales. Additionally, during the thirty-nine weeks ended November 3, 2007, the Company did not contribute to the U.S. and Canadian qualified pension plans, because no contribution was required. This compares with $68 million contributed to the plans in the thirty-nine weeks ended October 28, 2006.

     Net cash provided by investing activities was $6 million and $37 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The Company’s sales of short-term investments, net of purchases, provided cash of $123 million as compared with $162 million in the corresponding prior-year period. Capital expenditures for the thirty-nine weeks ended November 3, 2007 were $117 million, as compared with $129 million in the corresponding prior-year period. Planned capital expenditures for 2007 are expected to total $146 million, of which $119 million relates to new store openings and modernizations of existing stores and $27 million to the development of information systems and other support facilities. This amount is $24 million less than what was originally planned, primarily as the Company will no longer be investing in the Footquarters concept coupled with the reduced number of store modernizations planned for the U.S. formats. The Company has the ability to revise and reschedule its anticipated capital expenditure program in the event that any changes to the Company’s financial position require it.

     Net cash used in financing activities for the Company’s operations was $100 million and $126 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company made payments of $2 million and $50 million, respectively, related to its 5-year term loan. Additionally, during the third quarter of 2006, the Company purchased and retired $38 million of its 8.50 percent debentures payable in 2022 at a $2 million discount from face value. The Company declared and paid a $0.125 per share dividend during the first, second and third quarters of 2007 totaling $58 million, as compared with a $0.09 per share dividend during the first, second and third quarters of 2006 totaling $42 million. The Company received proceeds from the issuance of common stock in connection with the employee stock programs of $9 million and $8 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. In the first quarter of 2007, the Company announced that the Board of Directors authorized a new $300 million, three-year repurchase program replacing a prior $150 million program. As part of the new authorized repurchase program, the Company purchased 2,283,254 shares of its common stock during the thirty-nine weeks ended November 3, 2007 for approximately $50 million. The Company purchased 334,200 shares of its common stock during the thirty-nine weeks ended October 28, 2006 for approximately $8 million. One of the provisions of the October 2007 amendment to the Company’s revolving credit agreement provides, with regard to stock repurchases, that not more than $50 million in the aggregate may be expended for stock repurchases after October 26, 2007 unless the fixed charge coverage ratio, as defined in the revolving credit agreement, is at least 2.0 to 1.0 for the quarter immediately preceding any such repurchase and the Company has delivered its annual audited financial statements with respect to 2007. Under the current share repurchase program, subject to legal and contractual restrictions, including restrictions in the revolving credit agreement, the Company may make purchases of its common stock from time to time, depending on market conditions, availability of other investment opportunities, and other factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, except for the following.

Income Taxes

     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

     The Company expects FIN 48 may, over time, create more volatility in the effective tax rate from quarter to quarter because we are required each quarter to determine whether new information changes our assessments of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

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

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of November 3, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended November 3, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

FOOT LOCKER, INC.
Date: December 7, 2007	(Company)

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