Form 10-K
period 2008-02-02
FOOT LOCKER INC
filed 2008-03-31
CIK 850209

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
________________________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2008

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
See pages 68 through 71 for Index of Exhibits.

Number of shares of Common Stock outstanding at March 27, 2008:	154,632,279
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 4, 2007, was approximately:	$2,444,288,194	*

*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at August 4, 2007 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2008: Parts III and IV.

PART I

Item 1. Business

General

     Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating 3,785 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of February 2, 2008. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company” or “we.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 8, 2007.

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

     The service marks and trademarks appearing on this page and elsewhere in this report (except for ESPN, Nike, Amazon.com, Weekend Edition, The San Francisco Music Box Company, and USOC) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

     The Company and its consolidated subsidiaries had 16,839 full-time and 27,576 part-time employees at February 2, 2008. The Company considers employee relations to be satisfactory.

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

Item 1A. Risk Factors

     The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in these forward-looking statements could differ materially from those stated in the forward-looking statements.

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

     The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. For example, we order the bulk of our athletic footwear four to six months prior to delivery to our stores. If we fail to anticipate accurately either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

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

     Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from our vendors. The Company purchased approximately 77 percent of its merchandise in 2007 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 56 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchase 43 to 74 percent of their merchandise from Nike. We have no long-term supply contracts with any of our vendors. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

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

We may experience fluctuations in and cyclicality of our comparable-store sales results.

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

     Approximately 27 percent of our sales and a significant portion of our operating results for 2007 were attributable to our sales in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States, such as foreign governmental regulations, foreign customer preferences, political unrest, disruptions or delays in shipments, and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

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

     We operate four distribution centers worldwide to support our athletic business. In addition to the distribution centers that we operate, we have additional third-party arrangements related to our operations in Canada, Australia and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, the other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer system or otherwise, could severely harm our business.

     As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential customer information. Despite the security measurers the Company has in place, its facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores, and administrative and distribution facilities. Gross operating square footage and total selling area for the Athletic Stores segment at the end of 2007 was approximately 14.12 and 8.50 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

     The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.54 million square feet. Three of the four distribution centers are located in the United States and one is in Europe.

Item 3. Legal Proceedings

     Information regarding the Company’s legal proceedings are contained in the “Legal Proceedings” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 2, 2008.

Executive Officers of the Company

     Information with respect to Executive Officers of the Company, as of March 31, 2008, is set forth below:

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

     Matthew D. Serra, age 63, has served as Chairman of the Board since February 2004, President since April 2000 and Chief Executive Officer since March 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

     Ronald J. Halls, age 54, has served as President and Chief Executive Officer of Foot Locker, Inc.- International since October 2006. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from February 2003 to October 2006 and as Chief Operating Officer of Champs Sports from February 2000 to February 2003.

     Richard T. Mina, age 51, has served as President and Chief Executive Officer of Foot Locker, Inc.- U.S.A. since February 2003. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from April 1999 to February 2003.

     Gary M. Bahler, age 56, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

     Jeffrey L. Berk, age 52, has served as Senior Vice President — Real Estate since February 2000.

     Peter D. Brown, age 53, has served as Senior Vice President, Chief Information Officer and Investor Relations since September 2006. Mr. Brown served as Vice President — Investor Relations and Treasurer from October 2001 to September 2006, served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001.

     Robert W. McHugh, age 49, has served as Senior Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Accounting Officer from January 2000 to November 2005.

     Lauren B. Peters, age 46, has served as Senior Vice President — Strategic Planning since April 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 2002.

     Laurie J. Petrucci, age 49, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of the Foot Locker Worldwide division from March 2000 to May 2001.

     Giovanna Cipriano, age 38, has served as Vice President and Chief Accounting Officer since November 2005. She served as Divisional Vice President, Financial Controller from June 2002 to November 2005 and as Financial Controller from April 1999 to June 2002.

     John Maurer, age 48, has served as Vice President and Treasurer since September 2006. Mr. Maurer served as Assistant Treasurer from April 2002 to September 2006.

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

     On March 7, 2007, the Company announced that its Board of Directors authorized a new $300 million, three-year share repurchase program replacing the earlier $150 million program. Under the share repurchase program, subject to legal and contractual restrictions, the Company may make purchases of its common stock from time to time, depending on market conditions, availability of other investment opportunities and other factors. In October 2007, the Company amended its revolving credit agreement. With regard to stock repurchases, the amendment provides that not more than $50 million in the aggregate may be expended after October 26, 2007 unless the fixed charge coverage ratio is at least 2.0:1 for the quarter immediately preceding any such repurchase and the Company has delivered its annual audited financial statements with respect to 2007. During 2007, the Company repurchased 2,283,254 shares of common stock at a cost of approximately $50 million. There were no purchases of common stock during the fourth quarter of 2007.

Performance Graph

     The following graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the Russell 2000 Index and a selected peer group, which represents its peers as retailers in the athletic footwear and apparel industry. The peer group comprises:

  Dick’s Sporting Goods, Inc.

  The Finish Line, Inc.

  Hibbett Sporting Goods, Inc., and

  Genesco, Inc., whose business includes operations outside of the athletic footwear and apparel retailing.

Indexed Share Price Performance

     The Company has historically constructed a selected peer group in its performance graph. However, due to the declining number of public company peers in the athletic footwear and apparel industry, the Company has determined it would be more appropriate to use the S&P 400 Retailing Index, rather than the selected peer group. The next graph compares the cumulative five-year total shareholder return on our common stock against the cumulative five-year total return of the S&P 400 Retailing Index and the Russell 2000 Index.

Indexed Share Price Performance

Item 6. Selected Financial Data

     Selected financial data is included as the “Five Year Summary of Selected Financial Data” footnote in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

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

Athletic Stores

     The Company operates 3,785 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

     Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including running, basketball, hiking, tennis, aerobics, fitness, baseball, football, and soccer. Its 2,006 stores are located in 21 countries including 1,275 in the United States, Puerto Rico, and Guam, 130 in Canada, 509 in Europe and a combined 92 in Australia and New Zealand. The domestic stores have an average of 2,500 selling square feet and the international stores have an average of 1,500 selling square feet.

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

     Footaction — Footaction is a national athletic footwear and apparel retailer. The primary customers are young urban males that seek street-inspired fashion styles. Its 356 stores are located throughout the United States and Puerto Rico and focus on marquee allocated footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

     Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking, and fitness. Its 526 stores are located in the United States and Puerto Rico, and have an average of 1,300 selling square feet.

     Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 321 stores are located in the United States and Puerto Rico and have an average of 1,400 selling square feet.

Store Profile

	At			At
	February 3, 2007	Opened	Closed	February 2, 2008
Foot Locker	2,101	66	161	2,006
Champs Sports	576	22	22	576
Footaction	373	6	23	356
Lady Foot Locker	557	10	41	526
Kids Foot Locker	335	13	27	321
Total Athletic Stores	3,942	117	274	3,785

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

Franchise Operations

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of a minimum of 75 Foot Locker stores, subject to certain restrictions, located within the Middle East. Additionally in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate up to 33 Foot Locker stores in the Republic of South Korea. A total of 10 franchised stores were operational at February 2, 2008. Revenue from the 10 franchised stores was not significant for the year-ended February 2, 2008. These stores are not included in the Company’s operating store count above.

Overview of Consolidated Results

     The 2007 results represent the 52 weeks ended February 2, 2008 as compared with the prior year which represented the 53 weeks ended February 3, 2007. Income from continuing operations was $49 million or $0.32 per diluted share as compared with the corresponding prior-year period of $247 million or $1.58 per diluted share. Difficult industry trends as well as internal factors affected the 2007 results. Sales of low-profile and casual footwear significantly declined and sales of branded and licensed apparel were weak. Internal factors contributing to the decline included oversupplied inventory, due, in part, to the lack of a clear fashion trend in athletic footwear and apparel, which necessitated higher than normal markdowns.

     The following key factors affected the Company’s results in the current year and comparability with the prior year:

  Comparable-store sales declined 6.3 percent.

  Gross margin was negatively affected by higher markdowns primarily to liquidate slow-moving merchandise and lower vendor allowances.

  Included in 2007 were charges associated with the Company’s store closing program and non-cash impairment charges totaling $128 million, pre-tax, or $0.52 per diluted share. Impairment charges totaling $124 million were recorded to write-down the value of long-lived assets of underperforming stores in the Company’s U.S. retail store operations and for stores included in the store closing program. The Company closed 33 unproductive stores during 2007 as part of the announced store closing program. Included in 2006 was an impairment charge of $17 million, or $0.08 per diluted share, to write-down long-lived assets of the European operations.

  Included in 2007 was a Canadian income tax valuation allowance adjustment that increased net income by $65 million, or $0.42 per diluted share.

  The 53rd week of 2006 represented $95 million in sales and net income of $18 million, or $0.11 per diluted share.

     Despite the difficult year experienced, the Company ended the year in a strong financial position. Key highlights of the year included:

  Cash and cash equivalents as of February 2, 2008 were $488 million, reflecting cash flow provided by operations of $283 million.

  Merchandise inventories were reduced by approximately 4 percent, excluding the effect of foreign currency fluctuations.

  Repaid $2 million of its 5-year term loan, in advance of the regularly scheduled payment date of May 2008.

  Purchased and retired $5 million of the $200 million 8.50 percent debentures payable in 2022, bringing the outstanding amount to $129 million as of February 2, 2008.

  Dividends totaling $77 million were declared and paid.

  $50 million of common stock was repurchased.

     The following table represents a summary of sales and operating results, reconciled to (loss) income from continuing operations before income taxes.

	2007	2006	2005
	(in millions)
Sales
Athletic Stores	$5,071	$5,370	$5,272
Direct-to-Customers	364	380	381
Family Footwear	2	—	—
	$5,437	$5,750	$5,653
Operating Results
Athletic Stores	$(27)	$405	$419
Direct-to-Customers	40	45	48
Family Footwear (1)	(6)	—	—
Division profit	7	450	467
Restructuring income (charge)(2)	2	(1)	—
Total division profit	9	449	467
Corporate expense	(59)	(68)	(58)
Total operating (loss) profit	(50)	381	409
Other income	1	14	6
Interest expense, net	1	3	10
(Loss) income from continuing operations before income taxes	$(50)	$392	$405
____________________

(1)	During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to further invest in this business. These stores were converted to the Company’s other formats. Included in the operating loss of $6 million, was approximately $2 million of costs associated with the removal of signage and the write-off of unusable fixtures.

(2)	During 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $2 million primarily due to favorable lease terminations. During 2006, the Company recorded a restructuring charge of $1 million, which represented a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

     On March 11, 2008, we filed a Current Report on Form 8-K, which included a press release announcing our fourth quarter and full year 2007 financial results. In completing our final analysis, we determined that our income tax benefit was overstated by $2 million. While not material to understanding fourth quarter and full year 2007 financial results contained in the March 10, 2008, press release, the amount disclosed above has been recorded in our actual results for the fourth quarter and full year 2007. We believe noting this change is beneficial to understanding the actual results for the fourth quarter and full year 2007 contained in this financial report.  Accordingly, the full year 2007 income tax benefit was reduced from $101 million reported in the press release to a benefit of $99 million. Diluted earnings per share for the full year 2007 was changed from $0.34 to $0.33.

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

     Sales decreased to $5,437 million, or by 5.4 percent as compared with 2006. Excluding the effect of foreign currency fluctuations, sales declined 7.6 percent as compared with 2006. Comparable-store sales decreased by 6.3 percent.

     Sales of $5,750 million in 2006 increased by 1.7 percent from sales of $5,653 million in 2005. Excluding the effect of foreign currency fluctuations and the 53rd week, sales declined 0.7 percent as compared with 2005. Comparable-store sales decreased by 1.2 percent, which was primarily a result of the decline in the European operations.

Gross Margin

     Gross margin as a percentage of sales was 26.1 percent in 2007 declining 410 basis points as compared with 2006. Gross margin, as a percentage of sales, was negatively affected by incremental markdowns of 180 basis points taken to liquidate slow-moving and excess inventory and the effect of reduced vendor allowances negatively affected gross margin by approximately 60 basis points, as compared with 2006. Lower sales resulted in the occupancy rate increasing by 160 basis points, as a percentage of sales, as compared with the prior-year period.

     Gross margin as a percentage of sales was 30.2 percent in 2006; excluding the effect of the 53rd week, gross margin would have declined 20 basis points as compared with 2005. This reflected increased promotional activity, offset, in part, by the effect of increased vendor allowances. The effect of these vendor allowances was an improvement in gross margin in 2006, as a percentage of sales, of 20 basis points as compared with 2005. Additionally, gross margin was negatively affected by lower sales, which resulted in increased occupancy costs, as a percentage of sales.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses increased by $13 million to $1,176 million in 2007, or by 1.1 percent, as compared with 2006. SG&A as a percentage of sales increased to 21.6 percent as compared with 20.2 percent in 2006. The increase in SG&A as a percentage of sales is due to the decline in sales. Excluding the effect of foreign currency fluctuations and the 53rd week in 2006, SG&A decreased by $2 million. This decrease primarily reflected savings associated with operating fewer stores, as well as controlling variable expenses as compared with the prior-year period.

     SG&A increased by $34 million to $1,163 million in 2006, or by 3.0 percent, as compared with 2005. SG&A as a percentage of sales increased to 20.2 percent, as compared with 20.0 percent in 2005. Excluding the effect of foreign currency fluctuations and the 53rd week, SG&A would have increased by 1.4 percent. This increase was primarily the result of incremental share-based compensation included in corporate expense, associated with the adoption of SFAS No. 123(R) of $6 million. Additionally, the net benefit cost for the Company’s pension and postretirement plans reflected a reduction of $5 million, primarily as a result of additional contributions and improved pension fund asset performance.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

     Corporate expense decreased by $9 million to $59 million in 2007 as compared with 2006. Depreciation and amortization included in corporate expense amounted to $14 million in 2007 and $22 million in 2006, the decrease reflecting certain software assets which were fully depreciated. Excluding the change in corporate expense related to depreciation and amortization, corporate expense declined primarily due to reduced incentive compensation expense.

     The increase in corporate expense in 2006 as compared with 2005 of $10 million reflects the adoption of SFAS No. 123(R) that resulted in incremental compensation expense of $6 million and a charge of $4 million for anticipated settlements of certain legal matters. The effect of the 53rd week on corporate expense was not significant. Depreciation and amortization included in corporate expense amounted to $22 million in 2006 and $24 million in 2005.

Depreciation and Amortization

     Depreciation and amortization of $166 million decreased by 5.1 percent in 2007 from $175 million in 2006. This decrease primarily reflects reduced software amortization of $8 million as assets became fully depreciated and reduced depreciation and amortization associated with the third quarter impairment charge of $8 million. These decreases were offset, in part, by the effect of foreign currency fluctuations, which increased depreciation and amortization expense by $3 million, and increased depreciation and amortization related to the Company’s capital spending.

     Depreciation and amortization of $175 million increased by 2.3 percent in 2006 from $171 million in 2005. This increase primarily reflected additional depreciation and amortization for the Athletic Stores segment due to capital spending and the effect of foreign currency fluctuations of approximately $1 million.

Interest Expense, Net

	2007	2006	2005
	(in millions)
Interest expense	$21	$23	$23
Interest income	(20)	(20)	(13)
Interest expense, net	$1	$3	$10
Weighted-average interest rate (excluding facility fees):
Short-term debt	—%	—%	—%
Long-term debt	6.8%	7.8%	6.2%
Total debt	6.8%	7.8%	6.2%
Short-term debt outstanding during the year:
High	$—	$—	$—
Weighted-average	$—	$—	$—

     Interest expense of $21 million decreased by 8.7 percent in 2007 compared to $23 million in 2006. The reduction in interest expense primarily relates to the purchases and retirements of $5 million and $38 million in 2007 and 2006, respectively, of the Company’s 8.50 percent debentures. Interest rate swap agreements did not significantly affect interest expense in 2007.

     Interest income of $20 million remained unchanged from 2006. Interest income is generated through the investment of cash equivalents, short-term investments, the accretion of the Northern Group note to its face value and accrual of interest on the outstanding principal, as well as the effect of the Company’s cross currency swaps. Interest income related to cash, cash equivalents and short-term investments was $16 million in 2007 and $14 million in 2006. Interest income on the Northern Group note amounted to $2 million in both 2007 and 2006. The cross currency swaps income totaled $1 million in 2007 as compared with $3 million in 2006.

     Interest expense of $23 million in 2006 remained unchanged from 2005. Interest rate swap agreements did not significantly affect interest expense in 2006.

     The increase in interest income of $7 million in 2006 as compared with 2005 was primarily related to increased interest income earned on cash, cash equivalents, and short-term investments. Interest income related to cash, cash equivalents and short-term investments was $14 million in 2006 and $11 million in 2005. Interest income on the Northern Group note amounted to $2 million in both 2006 and 2005. Also included in interest income is the effect of the Company’s cross currency swaps, which totaled $3 million in 2006 and was not significant in 2005.

Other Income

     In 2007, other income included a $1 million gain related to a final settlement with the Company’s insurance carriers of a claim related to a store damaged by a fire in 2006. Additionally, the Company sold two of its lease interests in Europe for a gain of $1 million. These gains were offset primarily by premiums paid for foreign currency option contracts. The 2006 amounts included a net gain of $4 million from the termination of two of the Company’s leases for approximately $5 million and insurance claims related to Hurricane Katrina that resulted in a gain of $8 million, which represented amounts in excess of losses. Also during 2006, the Company purchased and retired $38 million of long-term debt at a discount from face value of $2 million.

Income Taxes

     The effective tax rate for 2007 was a benefit of 198.0 percent as compared with an expense of 36.9 percent in the prior year. The change in the rate is primarily due to the $65 million valuation allowance adjustment (net of deferred costs) relating to Canadian tax depreciation and tax loss carryforwards, the change in the mix of U.S. and international profits, and the impairment charges relating to the Company’s U.S. operations.

     The effective tax rate for 2006 was 36.9 percent as compared with 35.0 percent in the prior year. The increase in the rate is primarily due to the change in the mix of U.S. and international profits and the $17 million impairment charge relating to the Company’s European operations, as well as a $6 million valuation allowance adjustment recorded in 2005.

Segment Information

     The Company evaluates performance based on several factors, the primary financial measure of which is division profit. Division profit (loss) reflects income (loss) from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Athletic Stores

	2007	2006	2005
	(in millions)
Sales	$5,071	$5,370	$5,272
Division (loss) profit	$(27)	$405	$419
Sales as a percentage of consolidated total	93%	93%	93%
Division (loss) profit margin	(0.5)%	7.5%	7.9%
Number of stores at year end	3,785	3,942	3,921
Selling square footage (in millions)	8.50	8.74	8.71
Gross square footage (in millions)	14.12	14.55	14.48

2007 compared with 2006

     Athletic Stores sales of $5,071 million decreased 5.6 percent in 2007, as compared with $5,370 million in 2006. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased by 7.8 percent in 2007. The decline in sales for the year ended February 2, 2008 was primarily related to the domestic operations. Sales in the U.S. were negatively affected by a continuing weakening in consumer spending, unseasonable warmer weather, and a lack of clear fashion trend in athletic footwear and apparel. Internationally, comparable-store sales declined mid-single digits. In Europe, sales of low-profile footwear styles declined, while the sales trend of higher priced technical footwear was higher than the prior year. Comparable-store sales for the Athletic Stores segment decreased by 6.6 percent in 2007.

     Athletic Stores reported a loss of $27 million in 2007 as compared with a profit of $405 million in 2006. The decrease in division profit was attributable to the U.S operations. The decline in the U.S. operations was offset, in part, by increases in most international formats. Included in the Athletic Stores division results for 2007 are non-cash impairment charges of $117 million to write-down long-lived assets such as store fixtures and leasehold improvements for 1,395 stores at the Company’s U.S. store operations pursuant to SFAS No. 144, consistent with the Company’s recoverability of long-lived assets policy. Additionally, in 2007, the Company identified unproductive stores for closure; accordingly, the Company evaluated the recoverability of long-lived assets considering the revised estimated future cash flows. The Company recorded an additional non-cash impairment charge of $7 million as a result of this analysis. Exit costs related to 33 stores that closed during 2007, comprising primarily lease termination costs of $4 million, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

2006 compared with 2005

     Athletic Stores sales of $5,370 million increased 1.9 percent in 2006, as compared with $5,272 million in 2005. Excluding the effect of foreign currency fluctuations, primarily related to the euro, and the effect of the 53rd week, sales from athletic store formats decreased by 0.6 percent in 2006. Footaction and Champs Sports significantly increased sales, primarily from the sale of marquee basketball and running footwear. This was offset primarily by decreased sales in Foot Locker Europe. Foot Locker Europe’s sales declined due to the continued difficult athletic retail environment, particularly in France, the U.K. and Italy. Comparable-store sales for the Athletic Stores segment decreased by 1.1 percent in 2006.

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

Direct-to-Customers

	2007	2006	2005
	(in millions)
Sales	$364	$380	$381
Division profit	$40	$45	$48
Sales as a percentage of consolidated total	7%	7%	7%
Division profit margin	11.0%	11.8%	12.6%

2007 compared with 2006

     Direct-to-Customers sales decreased 4.2 percent to $364 million in 2007, as compared with $380 million in 2006. Internet sales increased by 6.3 percent to $287 million, as compared with 2006. Catalog sales decreased by 30.0 percent to $77 million in 2007 from $110 million in 2006. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet. Sales were negatively affected by reduced sales from third party arrangements, as well as weakened consumer spending for athletic footwear and apparel.

     The Direct-to-Customers business generated division profit of $40 million in 2007, as compared with $45 million in 2006. Division profit, as a percentage of sales, decreased to 11.0 percent in 2007 from 11.8 percent in 2006. The decline in division profit is a result of lower sales.

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

     The Direct-to-Customers business generated division profit of $45 million in 2006, as compared with $48 million in 2005. Division profit, as a percentage of sales, decreased to 11.8 percent in 2006 from 12.6 percent in 2005. Several initiatives were implemented to mitigate the loss of revenue from the cancelled third party contract, such as expanding the ESPN offerings. However, these initiatives did not fully offset the loss in profit which resulted in a decline in division profit. The effect of the 53rd week on this segment was not significant.

Liquidity and Capital Resources

Liquidity

     Generally, the Company’s primary source of cash has been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, and management information systems and other support facilities, and to fund general working capital requirements.

     Management believes its cash, cash equivalents and future operating cash flow from operations will be adequate to fund its working capital requirements, capital expenditures, pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and other cash requirements to support the development of its short-term and long-term operating strategies.

     Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 77 percent in 2007 and 78 percent in 2006 of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 56 percent in 2007 and 50 percent in 2006 was purchased from one vendor — Nike, Inc.

     Planned capital expenditures for 2008 are approximately $158 million, of which $135 million relates to modernizations of existing stores and new store openings, and $23 million reflects the development of information systems and other support facilities. Additionally, the Company intends to spend an additional $2 million on key money related to Europe. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

     Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases, and risks associated with foreign global sourcing or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Cash Flow

     Operating activities from continuing operations provided cash of $283 million in 2007 as compared with $189 million in 2006. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. During 2007, the Company recorded non-cash impairment charges and store closing program costs of $124 million related to its domestic operations. Merchandise inventories represented a $55 million source of cash in 2007 as inventory purchases were reduced to keep inventory levels in line with sales. Additionally, the Company did not contribute to its pension plans in 2007, as no contributions were required, compared with $68 million contributed in 2006.

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

     Net cash provided by investing activities of the Company’s continuing operations was $117 million in 2007 as compared with $108 million used in investing activities in 2006. During 2007, the Company liquidated most of its short-term investments, which represented auction rate securities, due to issues in the global credit and capital markets. Capital expenditures of $148 million in 2007 and $165 million in 2006 primarily related to store remodeling and new stores. During 2007, the Company received $21 million representing the maturity of an investment of $14 million and the repayment of a note of $7 million.

     Net cash used in investing activities of the Company’s continuing operations was $108 million in 2006 as compared with $182 million in 2005. The Company’s purchase of short-term investments, net of sales, decreased by $49 million in 2006 as compared with an increase of $31 million in 2005. Capital expenditures of $165 million in 2006 and $155 million in 2005 primarily related to store remodeling and new stores. During 2006, the Company received net proceeds of $4 million as a result a lease termination. The Company also received $4 million of insurance proceeds from its insurance carriers related to the final settlement of the property and equipment claims for the 2005 hurricanes.

     Net cash used in financing activities of continuing operations was $138 million in 2007 as compared with $142 million in 2006. During 2007, the Company repaid $2 million of its term loan, purchased and retired $5 million of its 8.50 percent debentures payable in 2022, and repaid and retired its $14 million Industrial Revenue Bond which was accounted for as capital lease. As required by SFAS No. 123(R), the Company recorded an excess tax benefit related to stock-based compensation of $1 million as a financing activity. The Company declared and paid dividends totaling $77 million in 2007 and $61 million in 2006. During 2007 and 2006, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $9 million and $12 million, respectively. During 2007, the Company purchased 2,283,254 shares of its common stock for approximately $50 million. On February 20, 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per share, which will be payable on May 2, 2008 to shareholders of record on April 18, 2008. This dividend represents a 20 percent increase over the previous quarterly per share amount and is equivalent to an annualized rate of $0.60 per share.

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

Capital Structure

     During 2004, the Company obtained a 5-year, $175 million term loan to finance a portion of the purchase price of the Footaction stores. The Company has repaid $87 million of the term loan, in advance of the scheduled repayment dates, thereby reducing the term loan to $88 million as of February 2, 2008.

     In October 2007, the Company amended its revolving credit agreement to provide for a one-year extension of the revolving credit facility to May 19, 2010 and a reduction in the fixed charge coverage ratio to no less than 1.25:1 for the fourth quarter of 2007 and the first quarter of 2008, increasing to 2.0:1 by the first quarter of 2010. The amendment also permits the payment of dividends by the Company of up to $90 million in 2008 and up to $100 million for each year thereafter. On February 19, 2008, the Company further amended its revolving credit facility to increase the amount permitted to be paid as dividends in 2008 to $95 million. With regard to stock repurchases, the amendment provides that not more than $50 million in the aggregate may be expended after October 26, 2007 unless the fixed charge coverage ratio is at least 2.0:1 for the quarter immediately preceding any such repurchase and the Company has delivered its annual audited financial statements with respect to 2007. The agreement includes various restrictive financial covenants with which the Company was in compliance on February 2, 2008.

     During 2006, the Company purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022 at a $2 million discount from face value. During 2007, the Company purchased and retired $5 million of the $200 million 8.50 percent debentures payable in 2022 bringing the outstanding amount (excluding the fair value of the interest rate swap) to $129 million as of February 2, 2008.

Credit Rating

     As of March 31, 2008, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB and Ba3, respectively. Additionally, as of March 31, 2008, Moody’s Investor Services has rated the Company’s senior unsecured notes B1.

Debt Capitalization and Equity

     For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 4 percent to 13 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating lease in total debt is useful to our investors, credit constituencies, and rating agencies. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2007	2006
	(in millions)
Long-term debt and obligations under capital lease	$221	$234
Present value of operating leases	2,126	2,069
Total debt including the present value of operating leases	2,347	2,303

Less:
Cash and cash equivalents	488	221
Short-term investments	5	249
Total net debt including the present value of operating leases	1,854	1,833
Shareholders’ equity	2,271	2,295

Total capitalization	$4,125	$4,128
Total net debt capitalization percent including the present value of
operating leases	44.9%	44.4%
Net debt capitalization percent	—%	—%

     The Company reduced debt and capital lease obligations by $13 million, and increased cash, cash equivalents, and short-term investments by $23 million during 2007. Additionally, the present value of the operating leases increased by $57 million representing the net change of lease renewals and the effect of foreign currency fluctuations primarily related to the euro. Including the present value of operating leases, the Company’s net debt capitalization percent increased 50 basis points in 2007. The decrease in shareholders’ equity of $24 million in 2007 relates to the following: net income of $51 million in 2007, $77 million in dividends paid, $21 million related to stock plans, and an increase of $60 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar. Additionally, the Company repurchased 2,283,254 shares of common stock for approximately $50 million during the year. As required by SFAS No. 158, during 2007 the Company recognized, within accumulated other comprehensive loss, amortization of prior service costs and net actuarial gains and losses, as well as an additional charge representing the change in the funded status of the pension plans which totaled $29 million, after-tax.

Contractual Obligations and Commitments

     The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of February 2, 2008:

		Payments Due by Period
		Less than	2 – 3	3 – 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt(1)	$221	$—	$88	$—	$133
Operating leases(2)	2,793	487	832	651	823
Other long-term liabilities(3)	—	—	—	—	—
Total contractual cash obligations	$3,014	$487	$920	$651	$956
____________________

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, excluding interest. Additional information is included in the “Long-Term Debt and Obligations under Capital Leases” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.

(3)	The Company’s other liabilities in the Consolidated Balance Sheet as of February 2, 2008 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information is included in the “Other Liabilities” footnote under “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Total	Amount of Commitment Expiration by Period
	Amounts	Less than	2 – 3	3 – 5	After 5
Contractual Cash Obligations	Committed	1 Year	Years	Years	Years
	(in millions)
Line of credit	$189	$—	$189	$—	$—
Stand-by letters of credit	11	—	11	—	—
Purchase commitments(4)	1,453	1,450	3	—	—
Other(5)	57	19	33	5	—
Total commercial commitments	$1,710	$1,469	$236	$5	$—
____________________

(4)	Represents open purchase orders, as well as minimum required purchases under merchandise contractual agreements, at February 2, 2008. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.

(5)	Represents payments required by non-merchandise purchase agreements and minimum royalty requirements.

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

Vendor Reimbursements

     In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. The effect of vendor allowances negatively effected gross margin in 2007, as a percentage of sales, of 60 basis points as compared with 2006. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 10 basis points to the 2007 gross margin rate.

     The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 33 percent of total advertising costs in 2007 and approximately 11 percent of catalog costs in 2007.

Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. The calculation of fair value of long-lived assets is based on estimated expected discounted future cash flows by store, which is generally measured by discounting the expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

     During 2007, the Company recorded non-cash impairment charges totaling $124 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for the Company’s U.S. store operations pursuant to SFAS No. 144.

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

     During the third and fourth quarters of 2007, the Company performed reviews of its U.S. Athletic stores’ goodwill, as a result of the SFAS No. 144 recoverability analysis. These analyses did not result in an impairment charge.

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

Pension and Postretirement Liabilities

     The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, and mortality among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2007, as disclosed in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable.

     Long-Term Rate of Return Assumption - The expected long-term rate of return on invested pension plan assets is a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The Company’s common stock represented approximately 1 percent of the total pension plans’ assets at February 2, 2008.

     The weighted-average long-term rate of return used to determine 2007 pension expense was 8.85 percent. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2007 pension expense by approximately $3 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and amortized into the plans’ expense over time.

     Discount Rate - An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s U.S. benefit obligations as of February 2, 2008 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations as of February 2, 2008 was developed by using the plan’s bond portfolio indices which match the benefit obligations.

     A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of February 2, 2008 of the pension plans by approximately $27 million and the effect on the postretirement plan would not be significant. Such a decrease would not have significantly changed 2007 pension expense or postretirement income.

     There is limited risk to the Company for increases in health care costs related to the postretirement plan as, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees and future retirees have assumed all increases in such costs.

     The Company expects to record postretirement income of approximately $8 million and pension expense of approximately $5 million in 2008.

Income Taxes

     In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2007 would have resulted in a $8 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

     The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

     The Company expects its 2008 effective tax rate to be approximately 35.5 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United States as compared with international operations.

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

     As a result of achieving divestiture accounting in the fourth quarter of 2002, the Northern Group note was recorded at its fair value. The Company is required to review the collectibility of the note based upon various criteria such as the credit-worthiness of the issuer or a delay in payment of the principal or interest. Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting

and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. The purchaser has made all payments required under the terms of the note; however, the business has sustained unexpected operating losses during the past fiscal year. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year. At February 2, 2008, CAD$15.5 million remains outstanding on the note, the fair value of which is US$14 million.

     The remaining discontinued reserve balances at February 2, 2008 totaled $23 million of which $14 million is expected to be utilized within the next twelve months. The remaining repositioning and restructuring reserves totaled $2 million at February 2, 2008.

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

March 31, 2008

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

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2008.

MATTHEW D. SERRA,	ROBERT W. MCHUGH,
Chairman of the Board,	Senior Vice President and
President and Chief Executive Officer	Chief Financial Officer

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, effective February 4, 2007, the Company adopted Statement of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” Effective February 3, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” In addition, effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” as well as changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foot Locker, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2008, and our report dated March 31, 2008 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(in millions, except per share amounts)
Sales	$5,437	$5,750	$5,653
Costs and expenses
Cost of sales	4,017	4,014	3,944
Selling, general and administrative expenses	1,176	1,163	1,129
Depreciation and amortization	166	175	171
Impairment charges and store closing program costs	128	17	—
Interest expense, net	1	3	10
	5,488	5,372	5,254
Other income	(1)	(14)	(6)
	5,487	5,358	5,248
(Loss) Income from continuing operations before income taxes	(50)	392	405
Income tax (benefit) expense	(99)	145	142
Income from continuing operations	49	247	263

Income on disposal of discontinued operations,
net of income tax expense (benefit) of $1, $1, and $(3), respectively	2	3	1
Cumulative effect of accounting change,
net of income tax benefit of $ —	—	1	—
Net income	$51	$251	$264

Basic earnings per share:
Income from continuing operations	$0.32	$1.59	$1.70
Income from discontinued operations	0.01	0.02	0.01
Cumulative effect of accounting change	—	0.01	—
Net income	$0.33	$1.62	$1.71

Diluted earnings per share:
Income from continuing operations	$0.32	$1.58	$1.67
Income from discontinued operations	0.01	0.02	0.01
Cumulative effect of accounting change	—	—	—
Net income	$0.33	$1.60	$1.68

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2007	2006	2005
	(in millions)
Net income	$51	$251	$264
Other comprehensive income, net of tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	60	27	(25)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	—	2
Reclassification adjustments, net of income tax	—	—	(1)
Net change in cash flow hedges:	1	—	1

Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense
of $-, $120 and $10 million, respectively	—	181	15
Pension and postretirement plan adjustments, net of income tax
benefit of $11 million	(20)	—	—
Unrealized loss on available-for-sale securities	(2)	—	—
Comprehensive income	$90	$459	$255

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2007	2006
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$488	$221
Short-term investments	5	249
Merchandise inventories	1,281	1,303
Other current assets	290	261
	2,064	2,034
Property and equipment, net	521	654
Deferred taxes	243	109
Goodwill	266	264
Intangible assets, net	96	105
Other assets	58	83
	$3,248	$3,249

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$233	$256
Accrued and other liabilities	268	246
Current portion of long-term debt and obligations under capital leases	—	14
	501	516
Long-term debt and obligations under capital leases	221	220
Other liabilities	255	218
Total liabilities	977	954
Shareholders’ equity	2,271	2,295
	$3,248	$3,249

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	157,810	$653	157,280	$635	156,155	$608
Restricted stock issued under stock option and award plans	513	—	—	(3)	225	—
Forfeitures of restricted stock	—	—	—	—	—	2
Share-based compensation expense	—	10	—	10	—	6
Issued under director and employee stock plans, net of tax	674	13	530	11	900	19
Issued at end of year	158,997	676	157,810	653	157,280	635
Common stock in treasury at beginning of year	(2,107)	(47)	(1,776)	(38)	(64)	(2)
Reissued under employee stock plans	—	—	122	3	90	2
Restricted stock issued under stock option and award plans	—	—	157	3	—	—
Forfeitures/cancellations of restricted stock	(25)	—	(30)	(1)	(135)	(2)
Shares of common stock used to satisfy tax
withholding obligations	(95)	(2)	(241)	(6)	(49)	(1)
Stock repurchases	(2,283)	(50)	(334)	(8)	(1,590)	(35)
Exchange of options	(13)	—	(5)	—	(28)	—
Common stock in treasury at end of year	(4,523)	(99)	(2,107)	(47)	(1,776)	(38)
	154,474	577	155,703	606	155,504	597

Retained Earnings
Balance at beginning of year		1,785		1,601		1,386
Cumulative effect of adjustments resulting from
the adoption of SAB 108, net of tax (see note 3)		—		(6)		—
Cumulative effect of adjustments resulting from
the adoption of FIN 48, net of tax (see note 1)		1		—		—
Adjusted balance at beginning of year		1,786		1,595		1,386
Net income		51		251		264
Cash dividends declared on common stock
$0.50, $0.40 and $0.32 per share, respectively		(77)		(61)		(49)
Balance at end of year		1,760		1,785		1,601
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		37		10		35
Translation adjustment arising during the period, net of tax		60		27		(25)
Balance at end of year		97		37		10
Cash Flow Hedges
Balance at beginning of year		—		—		(1)
Change during year, net of tax		1		—		1
Balance at end of year		1		—		—
Minimum Pension Liability Adjustment
Balance at beginning of year		—		(181)		(196)
Change during year, net of tax		—		181		15
Balance at end of year		—		—		(181)
Pension Adjustments
Balance at beginning of year		(133)		—		—
Adoption of SFAS No. 158		—		(133)		—
Change during year, net of tax		(29)		—		—
Balance at end of year		(162)		(133)		—
Unrealized loss on available-for-sale securities		(2)		—		—
Total Accumulated Other Comprehensive Loss		(66)		(96)		(171)
Total Shareholders’ Equity		$2,271		$2,295		$2,027

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(in millions)
From Operating Activities
Net income	$51	$251	$264
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income on disposal of discontinued operations, net of tax	(2)	(3)	(1)
Non-cash impairment charges and store closing program costs	124	17	—
Cumulative effect of accounting change, net of tax	—	(1)	—
Depreciation and amortization	166	175	171
Share-based compensation expense	10	10	6
Deferred income taxes	(129)	21	24
Change in assets and liabilities:
Merchandise inventories	55	(38)	(111)
Accounts payable and other accruals	(36)	(103)	14
Qualified pension plan contributions	—	(68)	(26)
Income taxes	—	(3)	(8)
Other, net	44	(69)	16
Net cash provided by operating activities of continuing operations	283	189	349
From Investing Activities
Acquisitions	—	—	1
Gain from lease termination	1	4	—
Gain from insurance recoveries	1	4	3
Purchases of short-term investments	(1,378)	(1,992)	(2,798)
Sales of short-term investments	1,620	2,041	2,767
Capital expenditures	(148)	(165)	(155)
Proceeds from investment and note	21	—	—
Net cash provided by (used in) investing activities of continuing operations	117	(108)	(182)
From Financing Activities
Reduction in long-term debt	(7)	(86)	(35)
Repayment of capital lease	(14)	(1)	—
Dividends paid on common stock	(77)	(61)	(49)
Issuance of common stock	9	9	12
Treasury stock reissued under employee stock plans	—	3	2
Purchase of treasury shares	(50)	(8)	(35)
Tax benefit on stock compensation	1	2	—
Net cash used in financing activities of continuing operations	(138)	(142)	(105)
Net Cash Used In operating activities of Discontinued Operations	—	(8)	—
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	5	1	2
Net Change in Cash and Cash Equivalents	267	(68)	64
Cash and Cash Equivalents at Beginning of Year	221	289	225
Cash and Cash Equivalents at End of Year	$488	$221	$289
Cash Paid During the Year:
Interest	$18	$20	$21
Income taxes	$52	$133	$93

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

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

Reporting Year

     The reporting period for the Company is the Saturday closest to the last day in January. Fiscal year 2007 represents the 52 weeks ending February 2, 2008. Fiscal year 2006 represented the 53 weeks ended February 3, 2007. Fiscal year 2005 represented the 52 weeks ended January 28, 2006. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

     Revenue from retail stores is recognized at the point of sale when the product is delivered to customers. Internet and catalog sales revenue is recognized upon estimated receipt by the customer. Sales include shipping and handling fees for all periods presented. Sales include merchandise, net of returns and exclude all taxes as permitted by EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company provides for estimated returns based on return history and sales levels. The Company recognizes revenue, including gift card sales and layaway sales, in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

Gift Cards

     The Company sells gift cards to its customers; the cards do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates, that after 12 months, the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $4 million in 2007, $7 million in 2006, and $2 million in 2005. Unredeemed gift cards are recorded as a current liability.

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

Advertising Costs and Sales Promotion

     Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising reimbursements earned for the launch and promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated expense is incurred. In accordance with EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration from a Vendor,” the Company accounts for reimbursements received in excess of expenses incurred related to specific, incremental advertising, as a reduction to the cost of merchandise and is reflected in cost of sales as the merchandise is sold.

     Advertising costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative advertising, were as follows:

	2007	2006	2005
	(in millions)
Advertising expenses	$105.9	$92.5	$99.0
Cooperative advertising reimbursements	(34.8)	(23.0)	(21.2)
Net advertising expense	$71.1	$69.5	$77.8

Catalog Costs

     Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $4.0 million and $3.9 million at February 2, 2008 and February 3, 2007, respectively.

     Catalog costs, which are included as a component of selling, general and administrative expenses, net of reimbursements for cooperative reimbursements, were as follows:

	2007	2006	2005
	(in millions)
Catalog costs	$45.6	$47.0	$48.2
Cooperative reimbursements	(3.8)	(3.5)	(3.0)
Net catalog expense	$41.8	$43.5	$45.2

Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	2007	2006	2005
	(in millions)
Net income from continuing operations	$49	$247	$263
Weighted-average common shares outstanding	154.0	155.0	155.1
Effect of Dilution:
Stock options and awards	1.6	1.8	2.5
Weighted-average common shares outstanding
assuming dilution	155.6	156.8	157.6

     Options to purchase 3.4 million, 2.8 million, and 2.2 million shares of common stock as of February 2, 2008, February 3, 2007, and January 28, 2006, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

Share-Based Compensation

     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations, (“SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and, therefore, the Company did not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to unvested stock options, restricted shares and stock appreciation rights and issuances under the employee stock purchase plan outstanding as of January 29, 2006 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and any new share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards.

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

     During 2006, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant. Forfeitures were recorded as they occurred, however under SFAS No. 123(R) an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See Note 23 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

     SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For 2007 and 2006, the Company recorded an excess tax benefit of $1 million and $2 million, respectively, as a financing cash flow as required by the standard.

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

     The following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

2005
Net income:
As reported	$264
Compensation expense included in reported net income,
net of income tax benefit	4
Total compensation expense under fair value method for
all awards, net of income tax benefit	(9)
Pro forma	$259
Basic earnings per share:
As reported	$1.71
Pro forma	$1.67
Diluted earnings per share:
As reported	$1.68
Pro forma	$1.64

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit cards transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents at February 2, 2008 and February 3, 2007 were $472 million and $208 million, respectively.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At February 2, 2008, the Company’s auction rate security was classified as available-for-sale, and accordingly is reported at fair value. Auction rate securities are perpetual preferred or long-dated securities whose dividend/coupon resets periodically through a Dutch auction process. A Dutch auction is a competitive bidding process designed to determine a rate for the next term. As of February 2, 2008, the carrying value of the Company’s short-term investment of $7 million was reduced by $2 million. The unrealized loss of $2 million was recorded to accumulated comprehensive loss without tax benefit. There were no unrealized gains or losses recognized in 2006 and 2005. Realized losses recognized in 2007 were not significant.

Merchandise Inventories and Cost of Sales

     Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. The retail inventory method is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. Merchandise inventories of the Direct-to-Customers business are valued at the lower of cost or market using weighted-average cost, which approximates FIFO. Transportation, distribution center and sourcing costs are capitalized in merchandise inventories. In 2006, the Company adopted SFAS No. 151, “Inventory Costs- An Amendment of ARB 43, Chapter 4.” This standard amends the guidance to clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. With the adoption of this standard the Company no longer capitalized the freight associated with transfers between its store locations. The Company maintains an accrual for shrinkage based on historical rates.

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

Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $22 million at February 2, 2008 and $29 million at February 3, 2007.

Recoverability of Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s three-year strategic plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually.

     The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches. During the third and fourth quarters of 2007, the Company performed reviews of its U.S. Athletic stores’ goodwill, as a result of the SFAS No. 144 recoverability analysis. These analyses did not result in an impairment charge. Separable intangible assets that are deemed to have finite lives will continue to be amortized over their estimated useful lives. Intangible assets with finite lives primarily reflect lease acquisition costs and are amortized over the lease term.

Derivative Financial Instruments

     All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings, other comprehensive gain or loss, or as a basis adjustment to the underlying hedged item, depending on whether a derivative is designated and effective as part of a hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings.

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, and other current receivables and payables approximates fair value due to the short-term nature of these assets and liabilities. Quoted market prices of the same or similar instruments are used to determine fair value of long-term debt and forward foreign exchange contracts. Discounted cash flows are used to determine the fair value of long-term investments and notes receivable if quoted market prices on these instruments are unavailable.

Income Taxes

     On February 4, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon the adoption of FIN 48, the Company recognized a $1 million increase to retained earnings to reflect the change of its liability for the unrecognized income tax benefits as required. At February 4, 2007, the total amount of gross unrecognized tax benefits was $33 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Pension and Postretirement Obligations

     The discount rate selected to measure the present value of the Company’s U.S. benefit obligations as of February 2, 2008 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations as of February 2, 2008 was developed by using the plan’s bond portfolio indices which match the benefit obligations.

Insurance Liabilities

     The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $17 million and $16 million at February 2, 2008 and February 3, 2007. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was $1 million in each of 2007, 2006 and 2005.

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

Recent Accounting Pronouncements Not Previously Discussed Herein

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently affect the Company.

2. Impairment of Long-Lived Assets and Store Closing Program

     During 2007, the Company concluded that triggering events had occurred at its U.S. retail store divisions, comprising Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports. Accordingly, the Company evaluated the long-lived assets of those operations for impairment and recorded non-cash impairment charges of $117 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 1,395 stores at the Company’s U.S. store operations pursuant to SFAS No. 144.

     Additionally, in the third quarter of 2007, the Company identified 66 unproductive stores for closure. Accordingly, the Company evaluated the recoverability of long-lived assets considering the revised estimated future cash flows. The Company recorded an additional non-cash impairment charge of $7 million as a result of this analysis. Of the total stores identified for closure in the third quarter of 2007, 13 will remain in operation as the Company was able to negotiate more favorable lease terms. Exit costs related to 33 stores which closed during 2007, comprising primarily lease termination costs of $4 million, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During 2008, the Company currently expects to close the remaining 20 unproductive stores prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords. The lease exit costs associated with these remaining closures is expected to total $5 million to $10 million. These charges will be recorded during 2008 in accordance with SFAS No. 146. The cash impact of the 2008 store closings is expected to be minimal, as the related cash lease costs are expected to be offset by associated inventory reductions. Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

     Included in the Athletic Stores division profit for 2006 is an impairment charge of $17 million related to the Company’s European operations to write-down long-lived assets in 69 stores to their estimated fair value. During 2006, division profit declined primarily due to the fashion shift from higher priced marquee footwear to lower priced low-profile footwear styles and a highly competitive retail environment, particularly for the sale of low-profile footwear styles. The charge was comprised primarily of stores located in the U.K. and France.

3. Staff Accounting Bulletin No. 108

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

     The Company believes its prior period assessments of uncorrected misstatements and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such items, both individually and in the aggregate, were appropriate. These items did not significantly affect 2005 as these items originated in earlier periods. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 for the items described below.

Adjustment
at Jan. 29,
(in millions)	2006
Accrued liabilities(1)	$3.4
Revenue recognition(2)	2.8
Inventory valuation(3)	4.2
10.4
Provision for income taxes	4.1
Decrease to shareholders’ equity	$6.3
____________________

(1)	Accrued liabilities – The Company understated its accrued liabilities for certain items, such as telecommunications, utilities and property taxes in years prior to 2003. These items originated when the Company was accruing for these items on a calendar year rather than a fiscal year basis.

(2)	Revenue recognition – The Company had historically recorded revenue from its catalog and Internet operations when the product was shipped to the customer, rather than upon the actual receipt of the product by the customer.

(3)	Inventory valuation – The Company did not properly recognize the permanent reduction of the retail value of its inventory upon the transfer to clearance stores. The Company provided a reserve for the value of this inventory that had not been marked down to current selling prices.

4. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of February 2, 2008, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company also operated the Family Footwear segment which included the retail format under the Footquarters brand name through the second quarter of 2007. During the third quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores. The Company has concluded that the Footquarters store closings are not discontinued operations pursuant to SFAS No. 144.

     The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Sales

	2007	2006	2005
	(in millions)
Athletic Stores	$5,071	$5,370	$5,272
Direct-to-Customers	364	380	381
Family Footwear	2	—	—
Total sales	$5,437	$5,750	$5,653

Operating Results

	2007	2006	2005
	(in millions)
Athletic Stores(1)	$(27)	$405	$419
Direct-to-Customers	40	45	48
Family Footwear	(6)	—	—
	7	450	467
Restructuring income (charge)(2)	2	(1)	—
Division profit	9	449	467
Corporate expense	(59)	(68)	(58)
Operating (loss) profit	(50)	381	409
Other income(3)	1	14	6
Interest expense, net	1	3	10
(Loss) income from continuing operations before income taxes	$(50)	$392	$405
____________________

(1)	The fiscal year ended February 2, 2008 includes a $128 million charge representing impairment and store closing costs related to the Company’s U.S. operations. The fiscal year ended February 3, 2007, included a $17 million non-cash impairment charge related to the Company’s European operations.

(2)	During 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $2 million primarily due to favorable lease terminations. During 2006, the Company recorded a restructuring charge of $1 million, which represented a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)	2007 includes $1 million gain related to a final settlement with the Company’s insurance carriers of a claim related to a store damaged by fire in 2006 and $1 million gain on the sale of two of its lease interests in Europe. These gains were offset primarily by premiums paid for foreign currency option contracts.

2006 includes $4 million gain on lease terminations; $8 million of insurance proceeds related to the 2005 hurricane; and $2 million gain on debt repurchase.

2005 includes a $3 million gain from insurance recoveries associated with Hurricane Katrina. Additionally, $3 million represented a net gain on foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro dominated earnings.

	Depreciation and
	Amortization			Capital Expenditures			Total Assets
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions)
Athletic Stores	$146	$147	$141	$125	$135	$137	$2,298	$2,374	$2,322
Direct-to-Customers	6	6	6	7	4	6	197	195	196
	152	153	147	132	139	143	2,495	2,569	2,518
Corporate	14	22	24	16	26	12	753	680	794
Total Company	$166	$175	$171	$148	$165	$155	$3,248	$3,249	$3,312

     Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy, Canada, and France represent approximately 21, 18, and 14 percent, respectively, of the International category’s sales for the period ended February 2, 2008. No other individual country included in the International category is significant.

Sales

	2007	2006	2005
	(in millions)
United States	$3,991	$4,356	$4,257
International	1,446	1,394	1,396
Total sales	$5,437	$5,750	$5,653

Long-Lived Assets

	2007	2006	2005
	(in millions)
United States	$368	$504	$523
International	153	150	152
Total long-lived assets	$521	$654	$675

5. Other Income

     Other income was $1 million, $14 million and $6 million for 2007, 2006 and 2005, respectively. Included in other income are non-operating items, such as the effect of foreign currency option contracts, sales of lease interests and insurance proceeds.

     In 2007, other income includes a $1 million gain related to a final settlement with the Company’s insurance carriers of a claim related to a store damaged by fire in 2006. Additionally, the Company sold two of its lease interests in Europe for a gain of $1 million. These gains were offset primarily by premiums paid for foreign currency option contracts.

     In 2006, other income includes a gain of $8 million related to a final settlement with the Company’s insurance carriers of claims related to Hurricane Katrina, income of $2 million related to the purchase and retirement of debt and lease termination income of $4 million. The Company purchased and retired $38 million of its $200 million 8.50 percent debentures payable in 2022, at a $2 million discount from face value. During 2006, the Company terminated two of its leases and recorded a net gain of $4 million.

     In 2005, the Company recorded a net gain of $3 million related to foreign currency option contracts that were entered into by the Company to mitigate the effect of fluctuating foreign exchange rates on the reporting of euro denominated earnings. Additionally, the Company recorded a gain of $3 million of insurance recoveries in excess of losses associated with Hurricane Katrina.

6. Short-Term Investments

     The Company’s auction rate security investments are accounted for as available-for-sale securities. The following represents the composition of the Company’s auction rate securities by underlying investment.

	2007	2006
	(in millions)
Tax exempt municipal bonds	$—	$44
Equity securities	5	205
	$5	$249

     With the liquidity issues experienced in the global credit and capital markets, the Company’s preferred stock auction rate security, having a face value of $7 million, has experienced failed auctions. The Company determined that a temporary impairment has occurred and therefore has recorded a charge of $2 million, with no tax benefit, to accumulated other comprehensive loss as of February 2, 2008. This security will continue to accrue interest at the contractual rate and will be auctioned every 90 days until the auction succeeds. Based on the relatively small size of this investment and the Company’s ability to access cash and other short-term investments, and expected operating cash flows, we do not anticipate the lack of liquidity on this investment will affect our ability to operate our business as usual.

7. Merchandise Inventories

	2007	2006
	(in millions)
LIFO inventories	$907	$967
FIFO inventories	374	336
Total merchandise inventories	$1,281	$1,303

     The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

8. Other Current Assets

	2007	2006
	(in millions)
Net receivables	$50	$59
Prepaid expenses and other current assets	34	36
Prepaid rent	65	62
Prepaid income taxes	70	67
Deferred taxes	53	21
Investments	—	14
Northern Group note receivable	14	1
Current tax asset	1	—
Fair value of derivative contracts	3	1
	$290	$261

9. Property and Equipment, Net

	2007	2006
	(in millions)
Land	$3	$3
Buildings:
Owned	30	30
Furniture, fixtures and equipment:
Owned	1,117	1,139
Leased	—	14
	1,150	1,186
Less: accumulated depreciation	(903)	(870)
	247	316
Alterations to leased and owned buildings,
net of accumulated amortization	274	338
	$521	$654

10. Goodwill

	2007	2006
	(in millions)
Athletic Stores	$186	$184
Direct-to-Customers	80	80
	$266	$264

     The effect of foreign exchange fluctuations for the fiscal year ended February 2, 2008 increased goodwill by $2 million, resulting from the strengthening of the euro in relation to the U.S. dollar. During the third and fourth quarters of 2007, the Company performed reviews of its U.S. Athletic stores’ goodwill, as a result of the SFAS No. 144 recoverability analysis. These analyses did not result in an impairment charge.

11. Intangible Assets, net

	February 2, 2008				February 3, 2007
			Net	Wtd. Avg.			Net
	Gross	Accum.	Value	Useful Life	Gross	Accum.	Value
(in millions)	value	amort.	(1)	in Years	value	amort.	(1)
Finite life intangible assets
Lease acquisition costs	$198	$(125)	$73	11.9	$178	$(98)	$80
Trademark	21	(4)	17	20.0	21	(3)	18
Loyalty program	1	(1)	—	2.0	1	(1)	—
Favorable leases	10	(7)	3	3.7	9	(5)	4
Total finite life intangible assets	230	(137)	93	12.3	209	(107)	102
Intangible assets not subject to
amortization	3	—	3		3	—	3
Total intangible assets	$233	$(137)	$96		$212	$(107)	$105
____________________

(1)	Includes effect of foreign currency translation of $10 million in 2007, $5 million in 2006 and $8 million in 2005 primarily related to the strengthening of the euro in relation to the U.S. dollar.

     Intangible assets not subject to amortization at February 2, 2008 and February 3, 2007, include $3 million related to the trademark of the 11 stores acquired in the Republic of Ireland.

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

     Amortization expense for the intangibles subject to amortization was approximately $19 million for both 2007 and 2006, and $18 for 2005. Annual estimated amortization expense for finite life intangible assets is expected to approximate $18 million for 2008, $17 million for 2009, $15 million for 2010, $12 million for 2011 and $9 million for 2012.

12. Other Assets

	2007	2006
	(in millions)
Deferred tax costs	$9	$21
Prepaid income taxes	6	—
Income tax asset	2	—
Investments and note receivable	—	7
Northern Group note receivable, net of current portion	—	10
Fair value of derivative contracts	4	—
Pension benefits	—	8
Other	37	37
	$58	$83

13. Accrued and Other Liabilities

	2007	2006
	(in millions)
Pension and postretirement benefits	$4	$4
Incentive bonuses	5	12
Other payroll and payroll related costs, excluding taxes	52	46
Taxes other than income taxes	44	46
Property and equipment	23	24
Customer deposits(1)	34	33
Income taxes payable	7	2
Fair value of derivative contracts	—	2
Current deferred tax liabilities	13	4
Sales return reserve	4	4
Current portion of repositioning and restructuring reserves	—	1
Current portion of reserve for discontinued operations	14	3
Other operating costs	68	65
	$268	$246
____________________

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits and, deferred revenue related to undelivered merchandise, including layaway sales.

14. Revolving Credit Facility

     At February 2, 2008, the Company had unused domestic lines of credit of $189 million, pursuant to a $200 million unsecured revolving credit agreement. $11 million of the line of credit was committed to support standby letters of credit. These letters of credit are primarily used for insurance programs.

     In May 2004, shortly after the Footaction acquisition, the Company amended its revolving credit agreement, thereby extending the maturity date to May 2009 from July 2006. In October 2007, the Company amended its revolving credit agreement to provide for a one-year extension of the revolving credit facility to May 19, 2010 and a reduction in the fixed charge coverage ratio to no less than 1.25:1 for the fourth quarter of 2007 and the first quarter of 2008, increasing to 2.0:1 by the first quarter of 2010. The amendment also permits the payment of dividends by the Company of up to $90 million in 2008 and up to $100 million for each year thereafter. With regard to stock repurchases, the amendment provides that not more than $50 million in the aggregate may be expended after October 26, 2007 unless the fixed charge coverage ratio is at least 2.0:1 for the quarter immediately preceding any such repurchase and the Company has delivered its annual audited financial statements with respect to 2007.

     Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 2, 2008 is approximately $1.4 million. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 0.875 percent to LIBOR plus 1.625 percent. The quarterly facility fees paid on the unused portion during 2007 and 2006, which are also based on the Company’s fixed charge coverage ratio, ranged from 0.175 percent to 0.500 percent. There were no short-term borrowings during 2007 or 2006.

     Interest expense, including facility fees, related to the revolving credit facility was $2 million in 2007, 2006, and 2005.

15. Long-Term Debt and Obligations under Capital Leases

     In May 2004, the Company obtained a 5-year, $175 million amortizing term loan from the bank group participating in its existing revolving credit facility to finance a portion of the purchase price of the Footaction stores. The interest rate on the LIBOR-based, floating-rate loan was 5.4 percent on February 2, 2008 and 6.5 percent on February 3, 2007. The loan requires minimum principal payments each May, equal to a percentage of the original principal amount of 10 percent in 2006, 15 percent in years 2007 and 2008 and 50 percent in year 2009. Closing and upfront fees totaling approximately $1 million were paid for the term loan and these fees are being amortized using the interest rate method as determined by the principal repayment schedule. During 2007, 2006 and 2005 the Company repaid $2 million, $50 million, and $35 million, respectively, with the outstanding amount of $88 million due in 2009.

     The Company purchased and retired $38 million of the $200 million 8.50 percent debentures payable in 2022 at a $2 million discount from face value during 2006. During 2007, the Company purchased and retired an additional $5 million bringing the outstanding amount to $129 million as of February 2, 2008. The Company has various interest rate swap agreements, which convert $100 million of the 8.50 percent debentures from a fixed interest rate to a variable interest rate, which are collectively classified as a fair value hedge. The net fair value of the interest rate swaps at February 2, 2008 was an asset of $4 million, which was included in other assets, the carrying value of the 8.50 percent debentures was increased by the corresponding amount. The net fair value of the interest rate swaps at February 3, 2007 was a liability of $4 million, which was included in other liabilities, the carrying value of the 8.50 percent debentures was decreased by the corresponding amount.

     During 2007, the Company’s $14 million Industrial Revenue Bond, which was accounted for as a capital lease matured. Accordingly, the Company repaid this amount.

     Following is a summary of long-term debt and obligations under capital leases:

	2007	2006
	(in millions)
8.50% debentures payable 2022	$133	$130
$175 million term loan	88	90
Total long-term debt	221	220
Obligations under capital leases	—	14
	221	234
Less: Current portion	—	14
	$221	$220

     Maturities of long-term debt in future periods are:

Long-Term
Debt
(in millions)
2008	$—
2009	88
2010 -2012	—
Thereafter	133
Less: Current portion	—
$221

     Interest expense related to long-term debt and capital lease obligations, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs was $18 million in 2007 and $20 million in both 2006 and 2005. The effect of the interest rate swaps was not significant for the years ended February 2, 2008 and February 3, 2007. The effect of the interest rate swaps resulted in a combined reduction in interest expense of $1 million in 2005.

16. Leases

     The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Rent expense includes insurance, maintenance, and other costs as required by some of the Company’s leases.

     Rent expense consists of the following:

	2007	2006	2005
	(in millions)
Minimum rent	$521	$496	$489
Other occupancy expenses	151	145	141
Contingent rent based on sales	17	21	13
Sublease income	(1)	(1)	(1)
Total rent expense	$688	$661	$642

     Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2008	$487
2009	434
2010	398
2011	354
2012	297
Thereafter	823
Total operating lease commitments	$2,793

17. Other Liabilities

	2007	2006
	(in millions)
Pension benefits	$35	$21
Postretirement benefits	9	11
Straight-line rent liability	99	91
Income taxes	29	24
Deferred taxes	15	21
Workers’ compensation / general liability reserves	13	12
Reserve for discontinued operations	9	12
Repositioning and restructuring reserves	2	3
Fair value of derivatives	32	12
Unfavorable leases	2	2
Other	10	9
	$255	$218

18. Discontinued Operations

     On January 23, 2001, the Company announced that it was exiting its 694-store Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received, however the interest and payment terms remained unchanged. The note is required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. As of February 2, 2008, CAD$15.5 million remains outstanding on the note. The fair value of the note at February 2, 2008 is $14 million which is classified as a current receivable. At February 3, 2007, $1 million was classified as a current receivable with the remainder classified as long-term within other assets in the accompanying Consolidated Balance Sheets. All scheduled principal and interest payments have been received in accordance with the terms of the note. During 2006, the Company revised its estimates related to the U.S. Northern store reserve resulting in a reduction of $2 million.

     Future adjustments, if any, to the carrying value of the note will be recorded pursuant to SEC Staff Accounting Bulletin Topic 5:Z:5, “Accounting and Disclosure Regarding Discontinued Operations,” which requires changes in the carrying value of assets received as consideration from the disposal of a discontinued operation to be classified within continuing operations. Interest income will also be recorded within continuing operations. The Company will recognize an impairment loss when, and if, circumstances indicate that the carrying value of the note may not be recoverable. Such circumstances would include deterioration in the business, as evidenced by significant operating losses incurred by the purchaser or nonpayment of an amount due under the terms of the note. The purchaser has made all payments required under the terms of the note; however, the business has sustained unexpected operating losses during the past fiscal year. The Company has evaluated the projected performance of the business and will continue to monitor its results during the coming year.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of February 2, 2008, the Company estimates that its gross contingent lease liability is CAD$5 million (approximately US$5 million). The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

     In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In 1997, the Company exited its Domestic General Merchandise segment. During 2007, the Company adjusted the International General Merchandise by $3 million, reflecting favorable lease terminations and to revise estimates on its lease liability. During 2006, the Company adjusted its International General Merchandise reserve by $2 million, reflecting favorable lease terminations. During 2005, the Company recorded a charge of $2 million to revise estimates on its lease liability for one store in the International General Merchandise segment.

     The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below. The remaining reserve balances as of February 2, 2008 primarily represent lease obligations; $14 million is expected to be utilized within twelve months and the remaining $9 million thereafter.

	2004	2005			2006			2007
		Charge/	Net		Charge/	Net		Charge/	Net
	Balance	(Income)	Usage(1)	Balance	(Income)	Usage(1)	Balance	(Income)	Usage(1)	Balance
	(in millions)
Northern Group	$3	$—	$2	$5	$(2)	$(1)	$2	$—	$10	$12
International General Merchandise	5	2	1	8	(2)	—	6	(3)	1	4
Specialty Footwear	2	—	(1)	1	—	—	1	—	(1)	—
Domestic General Merchandise	8	—	—	8	—	(2)	6	—	1	7
Total	$18	$2	$2	$22	$(4)	$(3)	$15	$(3)	$11	$23
____________________

(1)       Net usage includes effect of foreign exchange translation adjustments.

19. Repositioning and Restructuring Reserves

1999 Restructuring

     The Company recorded restructuring charges in 1999 for programs to sell or liquidate eight non-core businesses. The restructuring plan also included an accelerated store-closing program in North America and Asia, corporate headcount reduction and a distribution center shutdown. The dispositions of Randy River Canada, Foot Locker Outlets, Colorado, Going to the Game!, Weekend Edition and the store-closing program were essentially completed in 2000. In 2001, the Company completed the sales of The San Francisco Music Box Company and the assets related to its Burger King and Popeye’s franchises. The termination of the Maumelle distribution center lease was completed in 2002. As of February 2, 2008 and February 3, 2007 the reserve balance is $1 million.

1993 Repositioning and 1991 Restructuring

     The Company recorded charges in 1993 and in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. During 2007, the Company adjusted the reserve by $2 million primarily due to favorable lease terminations. As of February 2, 2008 and February 3, 2007, the reserve balance was $1 million and $3 million, respectively.

20. Income Taxes

     Following are the domestic and international components of pre-tax (loss) income from continuing operations:

	2007	2006	2005
	(in millions)
Domestic	$(131)	$320	$309
International	81	72	96
Total pre-tax (loss) income	$(50)	$392	$405

The income tax (benefit) provision consists of the following:

	2007	2006	2005
	(in millions)
Current:
Federal	$(4)	$93	$72
State and local	(4)	14	11
International	38	17	35
Total current tax provision	30	124	118
Deferred:
Federal	(58)	10	22
State and local	—	6	7
International	(71)	5	(5)
Total deferred tax (benefit) provision	(129)	21	24
Total income tax (benefit) provision	$(99)	$145	$142

     Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $476 million and $427 million at February 2, 2008, and February 3, 2007, respectively.

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax (loss) income from continuing operations is as follows:

	2007	2006	2005
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(13.8)	3.3	2.8
International income taxed at varying rates	8.3	(0.9)	0.8
Foreign tax credit utilization	(53.1)	(1.2)	(3.1)
(Decrease) increase in valuation allowance	(125.7)	0.1	(1.5)
Federal/foreign tax settlements	—	(0.1)	0.4
Tax exempt obligations	(3.7)	(0.5)	(0.4)
Federal tax credits	(1.6)	(0.2)	(0.2)
Foreign dividends and gross-up	25.4	—	—
Other, net	1.2	1.4	1.2
Effective income tax rate	(198.0)%	36.9%	35.0%

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2007	2006
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards	$68	$56
Employee benefits	33	26
Reserve for discontinued operations	5	6
Repositioning and restructuring reserves	1	2
Property and equipment	165	116
Allowance for returns and doubtful accounts	3	4
Straight-line rent	25	24
Other	17	21
Total deferred tax assets	317	255
Valuation allowance	(14)	(105)
Total deferred tax assets, net	$303	$150
Deferred tax liabilities:
Inventories	$19	$24
Goodwill	11	13
Other	5	8
Total deferred tax liabilities	$35	$45
Net deferred tax asset	$268	$105
Balance Sheet caption reported in:
Deferred taxes	$243	$109
Other current assets	53	21
Other current liabilities	(13)	(4)
Other liabilities	(15)	(21)
	$268	$105

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

     The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2006. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2007, which is expected to conclude during 2008. The Company has started the CAP for 2008. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1993 to the present. The Company is currently under examination in the Netherlands for tax years 2002-2005. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

     As of February 2, 2008, the Company has a valuation allowance of $14 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from state tax loss carryforwards and tax credits. The valuation allowance for state tax loss carryforwards increased, principally due to changes in taxable income projections offset by anticipated expirations of those losses. Valuation allowances for Canadian tax loss carryforwards and tax depreciation totaling $79 million were released as a result of the simplification of the structure of our Canadian operations offset by $3 million relating to Canadian rate changes. As a consequence of this simplification, we were also required to write-off $11 million of deferred costs related to the former Canadian structure.

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at February 2, 2008. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At February 2, 2008, the Company’s tax loss/credit carryforwards include international operating loss carryforwards with a potential tax benefit of $12 million. Those expiring between 2008 and 2017 total $9 million and those that do not expire total $3 million. The Company also has state net operating loss carryforwards with a potential tax benefit of $21 million, which principally relate to the 16 states where the Company does not file combined or consolidated returns. These loss carryforwards expire between 2008 and 2028. The Company has state credit carryforwards of approximately $2 million that expire between 2010 and 2013. The Company also has: federal foreign tax credits totaling $28 million, $4 million of which can be carried back to 2006 and $24 million of which can be carried forward for 10 years, expiring in 2018; a federal net operating loss of $4 million, all of which can be carried back to 2006; and general business credits of $1 million, which also can be carried back to 2006.

     The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective February 4, 2007, that resulted in the recognition of an additional $1 million of previously unrecognized tax benefits, which was reflected as an adjustment to opening retained earnings. The Company had $33 million of gross unrecognized tax benefits, $30 million of net unrecognized tax benefits, as of February 4, 2007. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. During the year ended February 2, 2008, the Company recognized $1 million of interest expense. The total amount of accrued interest and penalties was $5 million and $4 million of interest and no penalties in 2007 and 2006, respectively.

     The following table summarizes the activity related to unrecognized tax benefits:

( in millions)
Balance as of February 4, 2007	$33
Increases related to current year tax positions	4
Increases related to prior period tax positions	35
Decreases related to prior period tax positions	—
Settlements	—
Lapse of statute of limitations	(1)
Balance as of February 2, 2008	$71

     Of the unrecognized tax benefits, $68 million would, if recognized, affect the Company’s annual effective tax rate. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $10 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

21. Financial Instruments and Risk Management

Foreign Exchange Risk Management — Derivative Holdings Designated as Hedges

     The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.

     For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2007. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

     The primary currencies to which the Company is exposed are the euro, the British Pound, and the Canadian Dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount classified to cost of sales related to such contracts was not significant in 2007. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2007 was not significant. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

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

     The Company has designated these hedging instruments as hedges of the net investments in foreign subsidiaries, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instrument due to changes in the spot rate will be recorded in other comprehensive income and are expected to offset changes in the euro-denominated net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed of. The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Consolidated Balance Sheet decreased shareholders’ equity by $20 million and $5 million, net of tax at February 2, 2008 and February 3, 2007. At January 28, 2006, the amount recorded to foreign currency translation was not significant. The effect on the Consolidated Statements of Operations related to the net investments hedges was income of $1 million for 2007 and $3 million for 2006.

Foreign Exchange Risk Management — Derivative Holdings Designated as Non-Hedges

     The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments including option currency contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value recorded in the Consolidated Statement of Operations were not significant for the years ended February 2, 2008 and February 3, 2007, respectively.

     The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded during 2006 was not significant.

Foreign Currency Exchange Rates

     The table below presents the fair value, notional amounts, and weighted-average exchange rates of foreign exchange forward and option contracts outstanding at February 2, 2008.

	Fair Value	Contract Value	Weighted-Average
	(US in millions)	(US in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$2	$48	.7239

Earnings
Buy CAD$/Sell $US	$—	$7	1.0000
Buy €/Sell $US	—	34	1.4200

Intercompany
Buy US/Sell €	$—	$—	.6808
Buy €/ Sell British £	1	16	.6918
Buy €/Sell SEK	—	1	9.4712
Buy AUD/Sell NZD	—	2	.8883
Buy US/Sell CAD$	—	6	.9861
Buy CAD$/Sell US	—	6	.9971

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

     The following table presents the Company’s outstanding interest rate derivatives:

	2007	2006	2005
	(in millions)
Interest Rate Swaps:
Fixed to Variable ($US) — notional amount	$100	$100	$100
Average pay rate	6.22%	8.53%	8.00%
Average receive rate	8.50%	8.50%	8.50%
Variable to variable ($US) — notional amount	$100	$100	$100
Average pay rate	3.39%	5.57%	4.82%
Average receive rate	3.02%	5.32%	4.79%

Fair Value

     The following represents the fair value of the Company’s derivative holdings:

	2007	2006
	(in millions)
Current assets	$3	$1
Non-current assets	4	—
Current liabilities	—	2
Non-current liabilities	32	12

Interest Rates

     The Company’s major exposure to market risk is to changes in interest rates, primarily in the United States.

     The table below presents the fair value of principal cash flows and related weighted-average interest rates by maturity dates, including the effect of the interest rate swaps outstanding at February 2, 2008, of the Company’s long-term debt obligations.

							Feb. 2,	Feb. 3
							2008	2007
	2008	2009	2010	2011	2012	Thereafter	Total	Total
	($ in millions)
Long-term debt	$—	88	—	—	—	128	$216	$222
Weighted-average interest rate	6.8%	6.8%	7.0%	7.0%	7.0%	7.0%

Fair Value of Financial Instruments

     The carrying value and estimated fair value of long-term debt was $221 million and $216 million, respectively, at February 2, 2008 and $220 million and $222 million, respectively, at February 3, 2007. The carrying value and estimated fair value of long-term investments and notes receivable was $14 million, respectively, at February 2, 2008 and $18 million and $19 million, respectively, at February 3, 2007. The carrying value and estimated fair value of the short-term investment was $14 million and $15 million, respectively, at February 3, 2007. The carrying values of cash and cash equivalents, other short-term investments and other current receivables and payables approximate their fair value.

Business Risk

     The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 21 countries and purchased approximately 77 percent of its merchandise in 2007 from its top 5 vendors. In 2007, the Company purchased approximately 56 percent of its athletic merchandise from one major vendor and approximately 12 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchase 43 to 74 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

     Included in the Company’s Consolidated Balance Sheet as of February 2, 2008, are the net assets of the Company’s European operations totaling $573 million, which are located in 17 countries, 11 of which have adopted the euro as their functional currency.

22. Retirement Plans and Other Benefits

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This standard requires an employer to: recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated comprehensive loss. The initial effect of the standard, due to unrecognized prior service cost and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income/loss within shareholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are derecognized upon the adoption of SFAS No. 158. The Company adopted this standard as of February 3, 2007.

     The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at February 2, 2008 and February 3, 2007:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$662	$689	$13	$17
Service cost	10	10	—	—
Interest cost	36	36	—	1
Plan participants’ contributions	—	—	4	5
Actuarial gain	(13)	(12)	(2)	(3)
Foreign currency translation adjustments	15	(2)	—	—
Plan amendment	—	1	—	—
Benefits paid	(61)	(60)	(5)	(7)
Benefit obligation at end of year	$649	$662	$10	$13
Change in plan assets
Fair value of plan assets at beginning of year	$647	$579
Actual return on plan assets	11	60
Employer contribution	—	70
Foreign currency translation adjustments	14	(2)
Benefits paid	(61)	(60)
Fair value of plan assets at end of year	$611	$647
Funded status	$(38)	$(15)	$(10)	$(13)
Balance Sheet caption reported in:
Other assets	$ —	$8	$—	$—
Accrued and other liabilities	(3)	(2)	(1)	(2)
Other liabilities	(35)	(21)	(9)	(11)
	$(38)	$(15)	$(10)	$(13)

     At February 2, 2008, the aggregate amount of accumulated benefit obligations which exceed plan assets totaled $648 million representing both the qualified and non qualified pension plans. At February 3, 2007, the accumulated benefit obligations which exceed plan assets totaled $23 million representing the Company’s non qualified pension plans. The Company’s qualified pension plans were fully funded as of February 3, 2007.

     The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at February 2, 2008:

	Pension	Postretirement
	Benefits	Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$274	$(53)
Amortization of net (loss) gain	(11)	8
Loss (gain) arising during the year	35	(2)
Translation loss	7	—
Net actuarial loss (gain) at end of year	$305	$(47)
Net prior service cost (benefit) at beginning of year	$4	$(7)
Amortization of prior service (cost) benefit	(1)	1
Net prior service cost (benefit) at end of year	$3	$(6)
Total amount recognized	$308	$(53)

     The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are as follows:

		Postretirement
	Pension	Benefits	Total
	(in millions)
Amortization of prior service cost (benefit)	$1	$(1)	$—
Amortization of net loss (gain)	$12	$(7)	$5

     The following represents the change to the Consolidated Balance Sheet as of February 3, 2007 as a result of the adoption of SFAS No. 158:

	Prior to
	AML and		Effect of	Post AML and
	Statement		Adoption	Statement
	No. 158	AML	Statement	No. 158
	Adjustments	Adjustment	No. 158	Adjustments
	(in millions)
Current assets	$2,034	$—	$—	$2,034
Deferred taxes	144	(120)	85	109
Intangible assets	106	(1)	—	105
Other assets	75	—	8	83
Total assets	3,277	(121)	93	3,249

Accrued liabilities	246	—	—	246
Total current liabilities	516	—	—	516
Other liabilities	300	(308)	226	218
Other comprehensive loss	(150)	187	(133)	(96)
Total shareholders’ equity	2,323	(121)	93	2,295
Total liabilities and shareholders’ equity	$3,277	$(121)	$93	$3,249

     The following weighted-average assumptions were used to determine the benefit obligations under the plans:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Discount rate	5.84%	5.68%	6.10%	5.80%
Rate of compensation increase	3.72%	3.76%

     The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
			(in millions)
Service cost	$10	$10	$9	$—	$—	$—
Interest cost	36	36	36	—	1	1
Expected return on plan assets	(56)	(56)	(49)	—	—	—
Amortization of prior service cost (benefit)	1	1	1	(1)	(1)	(1)
Amortization of net loss (gain)	11	12	13	(8)	(10)	(12)
Net benefit expense (income)	$2	$3	$10	$(9)	$(10)	$(12)

     The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.66%	5.44%	5.50%	5.80%	5.50%	5.50%
Rate of compensation increase	3.75%	3.76%	3.77%
Expected long-term rate of return on assets	8.85%	8.87%	8.88%

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

     In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute have taken effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. The Company is currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on funding requirements. The effect on net periodic benefit cost is not expected to be significant.

     The Company’s pension plan weighted-average asset allocations at February 2, 2008 and February 3, 2007 by asset category are as follows:

	2007	2006
Asset Category
Equity securities	55%	64%
Foot Locker, Inc. common stock	1%	1%
Debt securities	42%	33%
Real estate	1%	1%
Other	1%	1%
Total	100%	100%

     The expected long-term rate of return on invested plan assets is based on historical long-term performance and future expected performance of those assets based upon current asset allocations.

     The U.S. defined benefit plan held 396,000 shares of Foot Locker, Inc. common stock as of February 2, 2008 and February 3, 2007. Currently, the target composition of the U.S. plan assets is 65 percent equity and 35 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the effect that the return of any single investment may have on the entire portfolio.

     In late January 2008, the Company modified the actual asset allocations for its Canadian pension plan. Effective with the beginning of 2008, the target allocation for the Canadian plan is 95 percent debt securities and 5 percent equity. The bond portfolio is comprised of government and corporate bonds chosen to match the pension plan’s benefit payment obligations. This change will reduce future volatility with regard to the funded status of the plan. This change will, however, result in higher pension expense due to the lower long-term rate of return associated with debt securities. In 2008, the Company is required to make a contribution of approximately $6 million to its Canadian pension plan.

     Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	(in millions)
2008	$64	$ 2
2009	64	2
2010	60	2
2011	58	1
2012	57	1
2013–2017	255	4

     In February 2007, the Company and its U.S. pension plan, the Foot Locker Retirement Plan, were named as defendants in a class action in federal court in New York. The Complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination and notice provisions, as a result of the Company’s conversion of its defined benefit plan to a defined benefit pension plan with a cash balance feature in 1996. The Company is defending the action vigorously.

Savings Plans

     The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan, which began during 2004 that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 25 percent and 10 percent, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution was $1.8 million, $1.9 million, and $1.6 million in 2007, 2006 and 2005, respectively.

23. Share-Based Compensation

Stock Options

     On May 30, 2007, the Company’s shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”). Upon approval of the 2007 Stock Plan, the Company stated it would no longer make stock awards under the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”), the 1998 Stock Option and Award Plan (the “1998 Plan”), and the 2002 Foot Locker Directors’ Stock Plan (the “2002 Directors’ Plan”), although awards previously made under those plans and outstanding on May 30, 2007 continue in effect governed by the provisions of those plans.

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

     Under the Company’s 2003 Stock Option Plan and the 1998 Plan, options to purchase shares of common stock were granted to officers and other employees at not less than the market price on the date of grant. Under these plans, the Company was authorized to grant to officers and other employees, including those at the subsidiary level, stock options, SARs, restricted stock or other stock-based awards. Generally, one-third of each stock option grant becomes exercisable on each of the first three anniversary dates of the date of grant. The options terminate up to 10 years from the date of grant.

     The 2002 Directors’ Plan replaced both the Directors’ Stock Plan, which was adopted in 1996, and the Directors’ Stock Option Plan, which was adopted in 2000. No further grants or awards may be made under either of the prior plans. Options granted prior to 2003 have a three-year vesting schedule. Options granted beginning in 2003 become exercisable one year from the date of grant.

     In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 Stock Option and Award Plan (the “1995 Plan”). The 1995 Plan is substantially the same as the 1998 Plan. As of March 8, 2005 no further awards may be made under the 1995 Plan.

Employee Stock Purchase Plan

     Under the Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”), participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 723 participating employees purchased 98,449 shares in 2007, and 806 participating employees purchased 105,123 shares in 2006. To date, a total of 440,925 shares have been purchased under this plan.

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

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information:

	Stock Option Plans			Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Weighted-average risk free rate
of interest	4.43%	4.68%	3.99%	5.00%	4.39%	4.19%
Expected volatility	28%	30%	28%	22%	22%	25%
Weighted-average expected
award life	4.2 years	4.0 years	3.8 years	1.0 year	1.0 years	.7 years
Dividend yield	2.3%	1.5%	1.1%	2.0%	1.4%	—
Weighted-average fair value	$5.28	$6.36	$6.69	$4.96	$4.71	$5.54

     The information set forth in the following table covers options granted under the Company’s stock option plans:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except prices per share)
Options outstanding at beginning
of year	6,048	$19.15	5,962	$18.45	5,909	$16.69
Granted	778	$22.38	858	$23.98	1,014	$27.42
Exercised	(474)	$15.29	(459)	$15.12	(682)	$15.03
Expired or cancelled	(375)	$23.99	(313)	$24.83	(279)	$22.11
Options outstanding at end of year	5,977	$19.57	6,048	$19.15	5,962	$18.45
Options exercisable at end of year	4,530	$18.27	4,455	$16.94	4,042	$16.00
Options available for future grant at end
of year	5,804		4,931		5,768

     The total intrinsic value of options exercised for 2007 and 2006 was $2.7 million and $4.0 million, respectively. The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of February 2, 2008 was $4.8 million. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. The Company received $6.9 million and $6.8 million in cash from option exercises for 2007 and 2006, respectively. The tax benefit realized by the Company on the stock option exercises for 2007 was approximately $1 million.

     The following table summarizes information about stock options outstanding and exercisable at February 2, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share)
$4.53 to $11.91	1,397	3.71	$10.72	1,397	$10.72
$12.31 to $16.19	1,258	4.27	$15.07	1,193	$15.12
$16.20 to $23.92	1,453	8.48	$23.34	325	$23.13
$24.04 to $27.01	1,309	5.16	$25.53	1,224	$25.54
$27.10 to $28.50	560	6.97	$28.09	391	$28.06
$4.53 to $28.50	5,977	5.61	$19.57	4,530	$18.27

     Changes in the Company’s nonvested options at February 2, 2008 are summarized as follows:

		Weighted-
		Average Grant -
	Number of	Date Fair Value
	Shares	per Share
	(in thousands)
Nonvested at February 4, 2007	1,593	$25.33
Granted	778	22.38
Vested	(549)	26.51
Expired or Cancelled	(375)	23.99
Nonvested at February 2, 2008	1,447	23.65

     As of February 2, 2008, there was $2.6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1 year.

Restricted Shares and Units

     Restricted shares of the Company’s common stock may be awarded to officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. In 2007, 2006 and 2005, there were 90,000, 20,000 and 50,870 restricted stock units outstanding, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

     Restricted shares and units activity for the years-ended February 2, 2008, February 3, 2007, and January 28, 2006 is summarized as follows:

	Number of Shares and Units
	2007	2006	2005
	(in thousands)
Outstanding at beginning of the year	537	1,041	1,177
Granted	583	157	245
Vested	(285)	(600)	(205)
Cancelled or forfeited	(25)	(61)	(176)
Outstanding at end of year	810	537	1,041
Aggregate value (in millions)	$19.0	$13.6	$18.0
Weighted average remaining contractual life	1.77 years	0.93 years	0.69 years

     The weighted average grant-date fair value per share was $22.95, $24.08 and $26.55 for 2007, 2006 and 2005, respectively. The total value of awards for which restrictions lapsed during the year-ended February 2, 2008, February 3, 2007 and January 28, 2006 was $7.3 million, $6.7 million and $4.0 million, respectively. As of February 2, 2008, there was $9.8 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $5.6 million in 2007, $4.0 million in 2006 and $6.1 million in 2005.

24. Legal Proceedings

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

25. Commitments

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

26. Shareholder Information and Market Prices (Unaudited)

     Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the böerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange.

     As of February 2, 2008, the Company had 22,781 shareholders of record owning 154,474,274 common shares.

     Market prices for the Company’s common stock were as follows:

	2007		2006
	High	Low	High	Low
Common Stock
Quarter
1stQ	$24.78	$21.28	$24.39	$22.26
2ndQ	24.15	17.00	28.00	21.50
3rdQ	17.60	13.70	27.80	22.34
4thQ	15.14	9.05	24.92	21.10

     During 2007, the Company declared quarterly dividends of $0.125 per share during each of the quarters. During 2006, the Company declared quarterly dividends of $0.09 per share during the first, second, and third quarters. The Company increased the quarterly dividend per share to $0.125, beginning in the fourth quarter of 2006.

27. Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2007	$1,316	1,283	1,356	1,482		5,437
2006 (a)	1,365	1,303	1,430	1,652		5,750
Gross margin (b)
2007	$360	302	381	377		1,420
2006 (a)	419	361	422	534		1,736
Operating profit (loss) (c)
2007	$27	(28)	(58)	9	(d)	(50)
2006 (a)	93	27	94	167		381
Income (loss) from continuing operations
2007	$17	(18)	(34)	84	(e)	49
2006 (a)	58	14	65	110		247
Net income (loss)
2007	$17	(18)	(33)	85		51
2006 (a)	59	14	65	113		251
Basic earnings (loss) per share:
2007
Income (loss) from continuing operations	$0.11	(0.12)	(0.22)	0.54		0.32
Income from discontinued operations	—	—	—	0.01		0.01
Net income (loss)	0.11	(0.12)	(0.22)	0.55		0.33
2006 (a)
Income from continuing operations	$0.37	0.09	0.42	0.71		1.59
Income from discontinued operations	—	—	—	0.02		0.02
Cumulative effect of accounting change	0.01	—	—	—		0.01
Net income	0.38	0.09	0.42	0.73		1.62
Diluted earnings (loss) per share:
2007
Income (loss) from continuing operations	$0.11	(0.12)	(0.22)	0.54		0.32
Income from discontinued operations	—	—	—	0.01		0.01
Net income (loss)	0.11	(0.12)	(0.22)	0.55		0.33
2006 (a)
Income from continuing operations	$0.37	0.09	0.42	0.70		1.58
Income from discontinued operations	—	—	—	0.02		0.02
Cumulative effect of accounting change	0.01	—	—	—		—
Net income	0.38	0.09	0.42	0.72		1.60
____________________

(a)	The fourth quarter of 2006 represents the 14 weeks ended February 3, 2007.

(b)	Gross margin represents sales less cost of sales.

(c)	Operating profit (loss) represents income (loss) from continuing operations before income taxes, interest expense, net and non-operating income.

(d)	During the fourth quarter of 2007, the Company recognized an additional impairment charge of $22 million reflecting the continued downturn of the U.S. formats. The projected cash flows used in the third quarter impairment analysis were significantly reduced reflecting the poor performance during the fourth quarter and the expected continued difficult retail environment.

(e)	Net income includes an income tax benefit of $65 million representing a reduction of a Canadian income tax valuation allowance primarily related to income tax deductions that the Company now expects will be utilized.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report.

	2007	2006(1)	2005	2004	2003
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$5,437	5,750	5,653	5,355	4,779
Gross margin (2)	1,420	1,736	1,709	1,633	1,482
Selling, general and administrative expenses	1,176	1,163	1,129	1,090	988
Impairment charges and store closing program costs	128	17	—	—	—
Depreciation and amortization(2)	166	175	171	154	152
Interest expense, net	1	3	10	15	18
Other income	(1)	(14)	(6)	—	—
Income from continuing operations	49	247	263	255	209
Cumulative effect of accounting change(3)	—	1	—	—	(1)
Basic earnings per share from continuing operations	0.32	1.59	1.70	1.69	1.47
Basic earnings per share from cumulative effect of accounting change	—	0.01	—	—	—
Diluted earnings per share from continuing operations	0.32	1.58	1.67	1.64	1.40
Diluted earnings per share from cumulative effect of accounting change	—	—	—	—	—
Common stock dividends declared per share	0.50	0.40	0.32	0.26	0.15
Weighted-average common shares outstanding (in millions)	154.0	155.0	155.1	150.9	141.6
Weighted-average common shares outstanding assuming dilution (in millions)	155.6	156.8	157.6	157.1	152.9
Financial Condition
Cash, cash equivalents and short-term investments	$493	470	587	492	448
Merchandise inventories	1,281	1,303	1,254	1,151	920
Property and equipment, net(4)	521	654	675	715	668
Total assets(4)	3,248	3,249	3,312	3,237	2,713
Short-term debt	—	—	—	—	—
Long-term debt and obligations under capital leases	221	234	326	365	335
Total shareholders’ equity	2,271	2,295	2,027	1,830	1,375
Financial Ratios
Return on equity (ROE)	2.1%	11.5	13.6	15.9	16.8
Operating (loss) profit margin	(0.9)%	6.6	7.2	7.3	7.2
Income from continuing operations as a percentage of sales	0.9%	4.3	4.7	4.8	4.4
Net debt capitalization percent(5)	44.9%	44.4	45.2	50.4	53.3
Net debt capitalization percent (without present value of operating leases)(5)	—	—	—	—	—
Current ratio	4.1	3.9	2.8	2.7	2.8
Other Data
Capital expenditures	$148	165	155	156	144
Number of stores at year end	3,785	3,942	3,921	3,967	3,610
Total selling square footage at year end (in millions)	8.50	8.74	8.71	8.89	7.92
Total gross square footage at year end (in millions)	14.12	14.55	14.48	14.78	13.14
____________________

(1)	2006 represents the 53 weeks ended February 3, 2007.

(2)	Gross margin and depreciation expense include the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Gross margin was reduced by $5 million in 2004 and 2003 and accordingly, depreciation expense was increased by the corresponding amount.

(3)	2006 relates to the adoption of SFAS No. 123(R), “Share-Based Payment.” 2003 relates to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Property and equipment, net and total assets include the reclassification of tenant allowances as deferred credits, which were previously recorded as a reduction to the cost of property and equipment, and are now classified as part of the deferred rent liability. Property and equipment, net and total assets were increased by $22 million in 2004 and $24 million in 2003.

(5)	Represents total debt, net of cash, cash equivalents and short-term investments and includes the effect of interest rate swaps. The effect of interest rate swaps increased/ (decreased) debt by $4 million, $(4) million, $(1) million, $4 million, and $(1) million at February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of February 2, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included herein under the caption “Management’s Report on Internal Control over Financial Reporting” in “Item 8. Consolidated Financial Statements and Supplementary Data.”

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

KPMG’s attestation report on the effectiveness of our internal control over financial reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

(d)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Proposal 1- Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

     Information set forth in the Proxy Statement beginning with the section captioned “Directors Compensation and Benefits” through and including the section captioned “Pension Benefits” is incorporated herein by reference, and information set forth in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information set forth in the Proxy Statement under the sections captioned “Equity Compensation Plan Information” and “Beneficial Ownership of the Company’s Stock” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information set forth in the Proxy Statement under the section captioned “Related Person Transactions” and under the section captioned “Directors’ Independence” is incorporated herein by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 68 through 71. The exhibits filed with this report immediately follow the index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:

Matthew D. Serra
Chairman of the Board, President and
Chief Executive Officer

Date: March 31, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2008, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra	Robert W. McHugh
Chairman of the Board,	Senior Vice President and
President and	Chief Financial Officer
Chief Executive Officer

/s/ GIOVANNA CIPRIANO	/s/ JAMES E. PRESTON
Giovanna Cipriano	James E. Preston
Vice President and Chief Accounting Officer	Director

/s/ NICHOLAS DIPAOLO	/s/ DAVID Y. SCHWARTZ
Nicholas DiPaolo	David Y. Schwartz
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHRISTOPHER A. SINCLAIR
Alan D. Feldman	Christopher A. Sinclair
Director	Director

/s/ JAROBIN GILBERT JR.	/s/ CHERYL NIDO TURPIN
Jarobin Gilbert Jr.	Cheryl Nido Turpin
Director	Director

/s/ MATTHEW M. MCKENNA	/s/ DONA D. YOUNG
Matthew M. McKenna	Dona D. Young
Director	Director

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

3(ii)

By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007 (the “August 13, 2007 Form 8-K”)).

4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).

4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).

4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).

10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on on April 24, 1995 (the “1994 Form 10-K”)).

10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).

10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).

10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K ).

Exhibit No.
in Item 601 of
Regulation S-K	Description
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).

10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).

10.8	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10(f) to the Registrant’s 1995 Form 10-K).

10.9	Annual Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003 (the “August 2, 2003 Form 10-Q”)).

10.10	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).

10.11	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.12	Foot Locker Voluntary Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to the 1995 Form 10-K).

10.13	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).

10.14	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.15	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).

10.16	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.17	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).

10.18	Employment Agreement with Matthew D. Serra dated as of October 5, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 5, 2006 filed by the Registrant with the SEC on October 10, 2006 (the “October 10, 2006 Form 8-K”)).

10.19	Amendment of Restricted Stock Agreement for Matthew D. Serra dated October 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the October 10, 2006 Form 8-K).

10.20	Amendments to the Credit Agreement (incorporated herein by reference to Exhibits 10.1 to the Current Reports on Form 8-K dated (i) November 13, 2006 filed by the Registrant with the SEC on November 17, 2006, and (ii) March 7, 2007 filed by the Registrant with the SEC on March 12, 2007).

10.21	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).

10.22	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed by the Registrant with the SEC on April 21, 2000 (the “1999 Form 10-K”)).

Exhibit No.
in Item 601 of
Regulation S-K	Description
10.23	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.24	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10(c) to the 1995 Form 10-K).

10.25	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).

10.26	Fifth Amended and Restated Credit Agreement dated as of April 9, 1997, amended and restated as of May 19, 2004 (“Credit Agreement”) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed by the Registrant with the SEC on September 8, 2004).

10.27	Amendment No. 1 to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed dated May 17, 2005 on May 18, 2005).

10.28	Letter of Credit Agreement dated as of March 19, 1999 (incorporated herein by reference to Exhibit 10.35 to the 1998 Form 10-K).

10.29	Foot Locker 2002 Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2005, filed by the Registrant with the SEC on February 18, 2005).

10.30	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the August 2, 2003 Form 10-Q).

10.31	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended January 29, 2005 filed by the Registrant on March 29, 2005 (the “2004 Form 10-K”).

10.32	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.37 to the 2004 Form 10-K).

10.33	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.38 to the 2004 Form 10-K).

10.34	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).

10.5	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).

10.36	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).

10.37	Long-term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.42 to the 2004 Form 10-K).

10.38	Amendment to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 26, 2007 filed by the Registrant with the SEC on October 31, 2007).

10.39	Amendment to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2008 filed by the Registrant with the SEC on February 21, 2008).

10.40	Foot Locker 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2007 filed by the Registrant with the SEC on June 5, 2007).

Exhibit No.
in Item 601 of
Regulation S-K	Description
12	Computation of Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Exhibits filed with this Form 10-K