Form 10-Q
period 2008-05-03
FOOT LOCKER INC
filed 2008-06-11
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

Commission file no. 1-10299

FOOT LOCKER, INC.
(Exact name of registrant as specified in its charter)
New York	13-3513936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
112 W. 34thStreet, New York, New York	10120
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 31, 2008: 154,795,733

FOOT LOCKER, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	May 3,	May 5,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$497	$197	$488
Short-term investments	5	221	5
Merchandise inventories	1,391	1,490	1,281
Other current assets	262	265	291
	2,155	2,173	2,065
Property and equipment, net	526	659	521
Deferred taxes	243	118	243
Goodwill	267	265	266
Intangible and other assets	150	190	154
	$3,341	$3,405	$3,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335	$403	$233
Accrued expenses and other current liabilities	263	238	278
Current portion of long-term debt and obligations under capital leases	—	14	—
	598	655	511
Long-term debt and obligations under capital leases	219	221	221
Other liabilities	260	234	255
	1,077	1,110	987
Shareholders’ equity:
Common stock and paid-in capital: 159,343,434, 158,717,407 and 158,996,711
shares, respectively	681	663	676
Retained earnings	1,736	1,784	1,756
Accumulated other comprehensive loss	(53)	(77)	(71)
Less: Treasury stock at cost: 4,564,432, 3,387,894 and 4,522,437 shares, respectively	(100)	(75)	(99)
Total shareholders’ equity	2,264	2,295	2,262
	$3,341	$3,405	$3,249

See Accompanying Notes to Condensed Consolidated Financial Statements.
* The balance sheet at February 2, 2008 has been revised from the previously reported audited financial statements at that date (see note 2). This does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended
	May 3,	May 5,
	2008	2007
Sales	$1,309	$1,316
Costs and Expenses
Cost of sales	943	956
Selling, general and administrative expenses	299	290
Depreciation and amortization	32	43
Impairment charge and store closing program costs	19	—
Interest expense, net	1	—
	1,294	1,289
Income before income taxes	15	27
Income tax expense	12	10
Net income	$3	$17

Basic earnings per share:
Net income	$0.02	$0.11
Weighted-average common shares outstanding	153.8	154.8
Diluted earnings per share:
Net income	$0.02	$0.11
Weighted-average common shares assuming dilution	155.0	156.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended
	May 3,	May 5,
	2008	2007
Net income	$3	$17
Other comprehensive income, net of tax:
Foreign currency translation adjustments arising during the period	18	20
Pension and postretirement plan adjustments	—	1
Comprehensive income	$21	$38

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirteen weeks ended
	May 3,	May 5,
	2008	2007
From Operating Activities:
Net income	$3	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	15	—
Depreciation and amortization	32	43
Share-based compensation expense	3	3
Change in assets and liabilities:
Merchandise inventories	(99)	(174)
Accounts payable and other accruals	101	125
Qualified pension plan contribution	(6)	—
Income tax payable	(8)	5
Other, net	32	8
Net cash provided by operating activities	73	27

From Investing Activities:
Purchases of short-term investments	—	(423)
Sales of short-term investments	—	451
Capital expenditures	(40)	(43)
Net cash used in investing activities	(40)	(15)

From Financing Activities:
Issuance of common stock	—	5
Purchase of treasury stock	—	(26)
Excess tax benefit from share-based compensation	—	1
Dividends paid	(23)	(19)
Net cash used in financing activities	(23)	(39)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(1)	3
Net change in Cash and Cash Equivalents	9	(24)
Cash and Cash Equivalents at beginning of year	488	221
Cash and Cash Equivalents at end of interim period	$497	$197
Cash paid during the period:
Interest	$3	$3
Income taxes	$18	$12

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. Certain items included in these statements are based on management’s estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods have been included.

     Reporting Period

     The year end reporting period for the Company is the Saturday closest to the last day in January. Fiscal 2008 is comprised of 52 weeks which will end on January 31, 2009. Fiscal year 2007 was comprised of 52 weeks and ended on February 2, 2008. The fiscal interim periods ended May 3, 2008 and May 5, 2007 were comprised of 13 weeks. The results for the thirteen weeks ended May 3, 2008 are not necessarily indicative of the results expected for the year.

     Recent Accounting Pronouncements

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the effect that the adoption of this standard will have on its financial statement disclosures.

     In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will go into effect 60 days after the SEC approves related auditing rules.

2. Immaterial Revision of Previously Issued Financial Statements

     During the preparation of the Company’s first quarter 2008 Form 10-Q, the Company discovered that its 2007 fourth quarter and full year income tax provision was incorrect. The income tax benefit of $99 million related to continuing operations, as reported for the full year of 2007 within the Form 10-K, was overstated by $4 million. This overstatement was comprised primarily of two items. The Company understated its income taxes payable by $9 million due to incorrectly accounting for foreign dividend withholding taxes. In addition, the Company noted that certain foreign currency fluctuations related to the tax assets and liabilities, totaling $5 million, should have been reflected as part of the foreign currency translation adjustment within accumulated other comprehensive loss. The Company had incorrectly reflected these movements within the income tax provision. The Company has determined that these adjustments are not considered material to the reported results of 2007 and, accordingly, has adjusted its opening retained earnings to reflect the correction of these items.

The table below reflects these adjustments on each financial statement line item and per-share amounts affected:

	Year ended February 2, 2008
	As Originally
(in millions)	Reported	Revision	As Adjusted
Other current assets	$290	$1	$291
Total assets	3,248	1	3,249
Accrued expenses and other current liabilities	268	10	278
Retained earnings	1,760	(4)	1,756
Accumulated other comprehensive loss	(66)	(5)	(71)
Total shareholders’ equity	2,271	(9)	2,262
Total liabilities and shareholders’ equity	$3,248	$1	$3,249

	Year ended February 2, 2008
	As Originally
(in millions)	Reported	Revision	As Adjusted
Loss from continuing operations before
income taxes	$(50)	$—	$(50)
Income tax benefit	(99)	4	(95)
Income from continuing operations	$49	(4)	$45
Basic earnings per share
Income from continuing operations	$0.32	(0.03)	$0.29
Diluted earnings per share
Income from continuing operations	$0.32	$(0.03)	$0.29

3. Impairment Charge and Store Closing Program

     On January 23, 2001, the Company announced that it was exiting its Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received, however the interest and payment terms remained unchanged. The note is required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement is not likely. Accordingly, a non-cash impairment charge of $15 million was recorded in the thirteen weeks ended May 3, 2008 in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan.” This charge has been recorded with no tax benefit. The tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of May 3, 2008, the Company estimates that its gross contingent lease liability is CAD$4 million. The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

     During the first quarter of 2008, the Company closed 15 unproductive stores as part of the program announced in 2007 to close 66 unproductive stores. Exit costs related to the first quarter 2008 closures, comprising primarily lease termination costs of $4 million, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During 2008, the Company currently expects to close five to seven additional unproductive stores prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords. The lease exit costs associated with these remaining closures is expected to total approximately $3 million to $5 million. These charges will be recorded during 2008 in accordance with SFAS No. 146. The cash impact of the 2008 store closings is expected to be minimal, as the related cash lease costs are expected to be offset by associated inventory reductions. Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

4. Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2008 and 2007, the Company completed its annual reviews of goodwill and the indefinite lived trademark, which did not result in an impairment charge.

	May 3,	May 5,	February 2,
Goodwill (in millions)	2008	2007	2008
Athletic Stores	$187	$185	$186
Direct-to-Customers	80	80	80
	$267	$265	$266

     The effect of foreign exchange fluctuations on goodwill for the thirteen weeks ended May 3, 2008 was $1 million resulting from the strengthening of the euro as compared with the U.S. dollar.

	May 3, 2008			May 5, 2007			February 2, 2008
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life
intangible assets	$3	$—	$3	$3	$—	$3	$3	$—	$3
Finite life intangible
assets
Lease acquisition
costs	$206	$(135)	$71	$184	$(105)	$79	$198	$(125)	$73

Trademark	21	(4)	17	21	(3)	18	21	(4)	17

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	10	(7)	3	9	(6)	3	10	(7)	3

Total finite life
intangible assets	$238	$(147)	$91	$215	$(115)	$100	$230	$(137)	$93
Total intangible
assets	$241	$(147)	$94	$218	$(115)	$103	$233	$(137)	$96

     Intangible assets not subject to amortization at May 3, 2008, May 5, 2007, and February 2, 2008 include the trademark of $3 million related to the 11 stores acquired in the Republic of Ireland.

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

     The weighted-average amortization period as of May 3, 2008 was approximately 12.3 years. Amortization expense was $5 million for the quarters ended May 3, 2008 and May 5, 2007. Additionally, the net intangible activity for the thirteen-week period ended May 3, 2008, primarily reflects the effect of the strengthening of the euro as compared with the U.S dollar of $4 million. Annual estimated amortization expense is expected to be approximately $14 million for the remainder of 2008, $18 million for 2009, $15 million for 2010, $13 million for 2011 and $9 million for 2012.

5. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges, and income/losses recognized in the income statement related to settled contracts, were not significant for the thirteen weeks ended May 3, 2008 and May 5, 2007.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has entered into two net investment hedges for its European and Canadian subsidiaries. Gains and losses in the net investments in the Company’s subsidiaries due to foreign exchange volatilities will be partially offset by losses and gains related to these transactions. The gains and losses will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment (net of tax) related to these net investment hedges for the thirteen weeks ended May 3, 2008 and May 5, 2007 was a loss of $25 million and $10 million, respectively.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total notional amount of $22 million outstanding at the end of the first quarter of 2008 to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2008 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were not significant for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

     In addition, the Company entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At May 3, 2008, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $66 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. The swaps effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which equaled 6.15 percent and 8.77 percent at May 3, 2008 and May 5, 2007, respectively.

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	May 3, 2008	May 5, 2007	February 2, 2008
Foreign currency translation adjustments	$110	$57	$92

Cash flow hedge	1	—	1

Unrecognized pension cost and postretirement benefit	(162)	(134)	(162)

Unrealized loss on available-for-sale securities	(2)	—	(2)
	$(53)	$(77)	$(71)

7. Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	Thirteen weeks ended
(in millions)	May 3, 2008	May 5, 2007
Net income	$3	$17

Weighted-average common shares outstanding	153.8	154.8
Effect of Dilution:
Stock options and awards	1.2	1.7
Weighted-average common shares assuming dilution	155.0	156.5

     Options to purchase 4.8 million and 3.1 million shares of common stock were not included in the computation for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 3, 2008, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company also operated the Family Footwear segment under the Footquarters brand name during the first quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

Sales and division results for the Company’s reportable segments for the thirteen weeks ended May 3, 2008 and May 5, 2007 are presented below. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

Sales
	Thirteen weeks ended
(in millions)	May 3, 2008	May 5, 2007
Athletic Stores	$1,217	$1,226
Direct-to-Customers	92	90
Family Footwear	—	—
Total sales	$1,309	$1,316

Operating results

	Thirteen weeks ended
(in millions)	May 3, 2008	May 5, 2007
Athletic Stores (1)	$40	$34
Direct-to-Customers	10	11
Family Footwear	—	(2)
Division profit	50	43
Corporate expense, net (2)	34	16
Operating profit	16	27
Interest expense, net	1	—
Income before income taxes	$15	$27
____________________

(1)	Included in the results for the thirteen weeks ended May 3, 2008 are store closing costs of $4 million which primarily represent lease termination costs.

(2)	Included in corporate expense for the thirteen weeks ended May 3, 2008 is a $15 million impairment charge on the Northern Group note receivable.

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

     The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits		Postretirement Benefits
(in millions)	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Service cost	$2	$3	$—	$—
Interest cost	9	9	—	—
Expected return on plan assets	(13)	(14)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of net loss (gain)	3	3	(2)	(2)
Net benefit cost (income)	$1	$1	$(2)	$(2)

     During the first quarter of 2008, the Company made a $6 million contribution to its Canadian pension plan.

10. Share-Based Compensation

     The Company accounts for its share–based compensation in accordance with SFAS No. 123(R), “Share–Based Payment.” The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

	Stock Option Plans		Stock Purchase Plan
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Weighted-average risk free rate of interest	2.43%	4.49%	5.00%	5.00%
Expected volatility	37%	28%	22%	22%
Weighted-average expected award life	4.6 years	4.2 years	1.0 year	1.0 year
Dividend yield	5.1%	2.1%	2.3%	1.6%
Weighted-average fair value	$2.47	$5.59	$4.18	$4.49

     The information set forth in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 3, 2008:

		Weighted-	Weighted-
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	5,977		$19.57
Granted	568		11.68
Exercised	—		—
Expired or cancelled	(250)		25.19
Options outstanding at May 3, 2008	6,295	5.97	$18.64

Options exercisable at May 3, 2008	4,891	5.07	$18.75
Options available for future grant at May 3, 2008	4,979

     The total intrinsic value of options exercised during the thirteen weeks ended May 5, 2007 was $2 million. There were no option exercises during the thirteen weeks ended May 3, 2008. The aggregate intrinsic value for stock options outstanding and exercisable as of May 3, 2008 was $4.4 million and $3.5 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of May 3, 2008 and the exercise price of the shares. The Company received $5 million in cash from option exercises for the thirteen weeks ended May 5, 2007. For the thirteen weeks ended May 3, 2008, there was no tax benefit realized by the Company as there were no stock option exercises.

     The following table summarizes information about stock options outstanding and exercisable at May 3, 2008:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$4.53	$11.91	1,944	5.28	$10.99	1,396	$10.72
$12.30	$23.42	2,072	5.81	$18.03	1,519	$16.76
$23.60	$26.41	1,575	6.71	$24.76	1,276	$24.89
$26.46	$28.50	704	6.70	$27.85	700	$27.86
$4.53	$28.50	6,295	5.97	$18.64	4,891	$18.75

     Changes in the Company’s nonvested options for the thirteen weeks ended May 3, 2008 are summarized as follows:

		Weighted-
		average grant
	Number of	date fair value
(in thousands, except price per share)	shares	per share
Nonvested at February 2, 2008	1,447	$23.65
Granted	568	11.68
Vested	(361)	24.70
Expired or Cancelled	(250)	25.19
Nonvested at May 3, 2008	1,404	$18.26

     As of May 3, 2008, there was $3.0 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.43 years.

Restricted Stock and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of May 3, 2008, 107,500 restricted stock units are outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

     Restricted shares and units activity for the thirteen weeks ended May 3, 2008 and May 5, 2007 is summarized as follows:

	Number of Shares and Units
(in thousands)	May 3, 2008	May 5, 2007
Outstanding at beginning of period	810	537
Granted	223	527
Vested	(59)	(249)
Cancelled or forfeited	—	—
Outstanding at end of period	974	815
Aggregate value (in millions)	$20.0	$19.6
Weighted average remaining contractual life	1.87 years	2.31 years

     The weighted average grant-date fair value per share was $11.66 and $23.42 for restricted awards granted during the first quarter of 2008 and 2007, respectively. The total value of awards for which restrictions lapsed during the first quarter of 2008 was $1.6 million. As of May 3, 2008, there was $11.0 million of total unrecognized compensation cost, related to nonvested restricted awards. The Company recorded compensation expense related to restricted awards, net of forfeitures, of $2.1 million and $1.4 million in the first quarter of 2008 and 2007, respectively.

11. Fair Value Measurements

     On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS No. 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.

     In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS No. 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. These include goodwill, other nonamortizable intangible assets, asset retirement obligations and liabilities recorded in accordance with SFAS No. 146. The Company is currently assessing the impact of SFAS No. 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

     In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

  Level 1 – Quoted prices for identical instruments in active markets.

  The Company does not currently have any Level 1 financial assets or liabilities.

  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

  See the table below for a summary of instruments which have been classified as Level 2.

  Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

  The Company has determined that its note receivable from the Northern Group should be classified within Level 3 of the fair value hierarchy. During the first quarter of 2008, the Company determined that the value of the Northern Group note receivable was impaired; accordingly, a charge of $15 million was recorded reducing the fair value to zero. This assessment was based upon management’s review of Northern Group’s financial condition.

     The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at May 3, 2008:

(in millions)	Level 2
Assets
Auction rate security	$5
Forward foreign exchange contracts	4
Interest rate swaps	3
Total Assets	$12

Liabilities
Net investment hedges	39
Total Liabilities	$39

Auction Rate Security

     At May 3, 2008, the Company’s auction rate security was classified as available-for-sale, and accordingly is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period.

Derivative Financial Instruments

     The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

12. Subsequent Event

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million. Simultaneously with entering the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009.

     The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year has been increased to $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement continues to provide that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement continues to provide for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Company also operated the Family Footwear segment which included the retail format under the Footquarters brand name during the first quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

STORE COUNT

     At May 3, 2008, the Company operated 3,758 stores as compared with 3,785 at February 2, 2008. During the thirteen weeks ended May 3, 2008, the Company opened 33 stores, remodeled or relocated 73 stores and closed 60 stores.

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores located within the Middle East. Additionally in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of South Korea. A total of 13 franchised stores were operational at May 3, 2008. Revenue from the 13 franchised stores was not significant for the thirteen weeks ended May 3, 2008 or May 5, 2007. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

     All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense. The following table summarizes results by segment:

Sales

	Thirteen weeks ended
(in millions)	May 3, 2008	May 5, 2007
Athletic Stores	$1,217	$1,226
Direct-to-Customers	92	90
Family Footwear	—	—
Total sales	$1,309	$1,316

Operating results

	Thirteen weeks ended
(in millions)	May 3, 2008	May 5, 2007
Athletic Stores	$40	$34
Direct-to-Customers	10	11
Family Footwear	—	(2)
Division profit	50	43
Corporate expense, net	34	16
Operating profit	16	27
Interest expense, net	1	—
Income before income taxes	$15	$27

     Sales of $1,309 million for the first quarter of 2008 decreased 0.5 percent from sales of $1,316 million for the first quarter of 2007. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period decreased 3.7 percent, as compared with the corresponding prior-year period. Comparable-store sales decreased by 2.9 percent for the thirteen weeks ended May 3, 2008.

     Gross margin, as a percentage of sales, increased to 28.0 percent for the thirteen weeks ended May 3, 2008 as compared with 27.4 percent in the corresponding prior-year period. For the thirteen weeks ended May 3, 2008, the occupancy and buyers’ salary expense rate increased by 70 basis points, as a percentage of sales, whereas the merchandise rate improved by 130 basis points reflecting lower markdowns taken in the U.S. The effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 20 basis points for the thirteen weeks ended May 3, 2008, as compared with the thirteen weeks ended May 5, 2007.

Segment Analysis

Athletic Stores

     Athletic Stores sales decreased by 0.7 percent to $1,217 million for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior year period of $1,226 million. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 4.1 percent for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior year period. Comparable-store sales decreased by 3.2 percent for the thirteen weeks ended May 3, 2008. The decline in sales for the thirteen weeks ended May 3, 2008 was related to the Company’s domestic and European operations. Sales in the U.S. increased slightly in footwear but declined significantly in apparel. Sales in Europe declined in both footwear and apparel. The trend away from low-profile styles in Europe continued during the first quarter of 2008 while sales of higher-priced technical footwear improved modestly.

     Athletic Stores division profit increased 17.6 percent for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior period. Athletic Stores division profit, as a percentage of sales, increased to 3.3 percent for the thirteen weeks ended May 3, 2008, from 2.8 percent in the corresponding prior year period. Included in division profit for the thirteen weeks ended May 3, 2008 are $4 million in costs associated with the closure of underproductive stores, primarily lease termination costs. The increase in division profit is mainly attributable to increases in the U.S. divisions, offset, in part, by a decrease in Foot Locker Europe’s division profit. The increase in the U.S. divisions’ profit was related to reduced depreciation and amortization expense as well as the result of lower markdowns taken.

Direct-to-Customers

     Direct-to-Customers sales increased by 2.2 percent to $92 million for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior-year period of $90 million. Internet sales increased by 7.1 percent to $75 million for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior-year period. Increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet.

     Direct-to-Customers division profit for thirteen weeks ended May 3, 2008 decreased by $1 million to $10 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 10.9 percent for the thirteen weeks ended May 3, 2008 as compared with 12.2 percent for the corresponding prior-year period. The decline in division profit was primarily the result of lower product margins on apparel and increased publicity costs related primarily to catalog expenses.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items. Corporate expense for the thirteen weeks ended May 3, 2008 increased by $18 million to $34 million from the same period in the prior year. Included in the thirteen weeks ended May 3, 2008 is the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada. The remaining increase represents primarily increased incentive compensation.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $299 million increased by $9 million, or 3.1 percent, in the first quarter of 2008 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 22.8 percent for the thirteen weeks ended May 3, 2008, as compared with 22.0 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased by $1 million for the thirteen weeks ended May 3, 2008, as compared with the corresponding prior-year period.

Depreciation and Amortization

     Depreciation and amortization decreased by $11 million in the first quarter of 2008 to $32 million as compared with $43 million for the first quarter of 2007. The decrease primarily reflects reduced depreciation and amortization associated with the impairment charges recorded during the third and fourth quarters of 2007.

Interest Expense

     Interest expense was $5 million for both the thirteen-week periods ended May 3, 2008 and May 5, 2007. Interest income decreased to $4 million for the thirteen weeks ended May 3, 2008, from $5 million for the thirteen weeks ended May 5, 2007. Interest expense decreased as a result of lower debt balances offset by additional expense related to the net investment hedges. The decrease in interest income was primarily the result of lower interest rates on cash, cash equivalents, and short-term investments.

Income Taxes

     The Company’s effective tax rate for the thirteen weeks ended May 3, 2008 was 77.2 percent as compared with 36.0 percent for the corresponding prior-year period. The increase in rate is primarily attributable to the establishment of a valuation allowance related to the tax benefit associated with the impairment of the Northern Group note receivable. This tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required. Additionally, the thirteen weeks ended May 3, 2008 includes $1 million of expense representing adjustments of estimates to actual amounts of income taxes due in Europe. The Company expects its effective rate to approximate 35.5 percent for the full year of 2008, excluding the effect of the Northern note valuation allowance. The actual rate will depend in significant part on the proportion of the Company’s worldwide income that is earned in the U.S.

Net Income

     Net income of $3 million, or $0.02 per diluted share, for the thirteen weeks ended May 3, 2008 decreased by $0.09 per diluted share from $17 million, or $0.11 per diluted share, for the thirteen weeks ended May 5, 2007. Included in the thirteen weeks ending May 3, 2008 are charges totaling $19 million (pre-tax), or $0.12 per share, representing an impairment charge of $15 million related to the Northern Group note receivable and expenses of $4 million related to the store closing program.

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company’s primary source of cash has been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodeling, and management information systems, and to fund general working capital requirements.

     Management believes operating cash flows and the Company’s current credit facility will be adequate to fund its working capital requirements, anticipated quarterly dividend payments, scheduled debt repayments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million. Simultaneously with entering the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009. The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year has been increased to $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement continues to provide that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement continues to provide for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets.

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

     Net cash provided by operating activities was $73 million and $27 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. During the first quarter of 2008, the Company recorded a non-cash impairment charge of $15 million related to the Northern Group note receivable. The increase in operating cash flows relates to the reduction in inventory purchases, net of accounts payable. The reduction in inventory purchases reflects a strategic priority designed to increase inventory turnover. Additionally, in the first quarter of 2008 the Company contributed $6 million to its Canadian qualified pension plan. No contributions to the U.S. or Canadian pension plans were made during the thirteen weeks ended May 5, 2007.

     Net cash used in investing activities was $40 million and $15 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. During the thirteen weeks ended May 3, 2008, the Company did not purchase or sell short-term investments. This compares with net sales of $28 million in the corresponding prior year period. Capital expenditures were $40 million for the thirteen weeks ended May 3, 2008 as compared with $43 million in the corresponding prior year period. Capital expenditures forecasted for the full-year of 2008 are approximately $158 million, of which $133 million relates to modernizations of existing stores and new store openings, and $25 million reflects the development of information systems and other support facilities. Additionally, the Company intends to spend an additional $2 million on key money related to Europe. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

     Net cash used in financing was $23 million and $39 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. During the thirteen weeks ended May 5, 2007, the Company purchased 1,173,711 shares of common stock for $26 million and in connection with employee stock programs the Company received $5 million of proceeds from the issuance of common stock. The Company declared and paid a $0.15 per share dividend during the first quarter of 2008 totaling $23 million, as compared with a $0.125 per share dividend during the first quarter of 2007 which totaled $19 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 3, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended May 3, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

     There were no material changes to the risk factors disclosed in the 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There were no purchases made by the Company of shares of its Common Stock during the first quarter of 2008.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 11, 2008	(Company)

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