Form 10-Q
period 2008-08-02
FOOT LOCKER INC
filed 2008-09-10
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file no. 1-10299

FOOT LOCKER, INC.

(Exact name of registrant as specified in its charter)
New York	13-3513936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 W. 34th Street, New York, New York	10120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 720-3700

(Former name, former address and former fiscal year, if changed since last report.)

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐           No   ☒

Number of shares of Common Stock outstanding at September 5, 2008: 154,975,767

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	August 2,	August 4,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$431	$204	$488
Short-term investments	—	159	5
Merchandise inventories	1,401	1,452	1,281
Other current assets	250	290	291
	2,082	2,105	2,065
Property and equipment, net	529	648	521
Deferred taxes	247	134	243
Goodwill	267	265	266
Intangible and other assets	146	188	154
	$3,271	$3,340	$3,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$363	$368	$233
Accrued expenses and other current liabilities	266	254	278
Current portion of long-term debt and obligations under capital leases	—	14	—
	629	636	511
Long-term debt and obligations under capital leases	125	216	221
Other liabilities	257	245	255
	1,011	1,097	987
Shareholders’ equity
Common stock and paid-in capital: 159,537,759, 158,872,043 and 158,996,711 shares,
respectively	686	669	676
Retained earnings	1,730	1,746	1,756
Accumulated other comprehensive loss	(56)	(73)	(71)
Less: Treasury stock at cost: 4,573,992, 4,522,437, and 4,522,437 shares, respectively	(100)	(99)	(99)
Total shareholders’ equity	2,260	2,243	2,262
	$3,271	$3,340	$3,249

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Sales	$1,302	$1,283	$2,611	$2,599
Costs and Expenses
Cost of sales	941	981	1,884	1,937
Selling, general and administrative expenses	299	286	598	576
Depreciation and amortization	33	44	65	87
Impairment charge and store closing program costs	1	—	20	—
Interest expense, net	2	—	3	—
Other (income) expense	(2)	1	(2)	1
	1,274	1,312	2,568	2,601
Income (loss) before income taxes	28	(29)	43	(2)
Income tax expense (benefit)	10	(11)	22	(1)
Net income (loss)	$18	$(18)	$21	$(1)

Basic earnings (loss) per share:
Net income (loss)	$0.11	$(0.12)	$0.13	$(0.01)
Weighted-average common shares outstanding	154.0	154.0	153.9	154.4
Diluted earnings (loss) per share:
Net income (loss)	$0.11	$(0.12)	$0.13	$(0.01)
Weighted-average common shares assuming dilution	155.4	154.0	155.2	154.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income (loss)	$18	$(18)	$21	$(1)
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	(1)	5	17	25
Pension and postretirement plan adjustments	—	—	—	1
Change in fair value of derivatives	1	—	1	—
Unrealized loss on available-for sale security	(2)	—	(2)	—
Comprehensive income (loss)	$16	$(13)	$37	$25

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Twenty-six weeks ended
	August 2,	August 4,
	2008	2007
From Operating Activities:
Net income (loss)	$21	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	15	—
Depreciation and amortization	65	87
Deferred income taxes	6	(19)
Share-based compensation expense	6	5
Change in assets and liabilities:
Merchandise inventories	(109)	(132)
Accounts payable and other accruals	135	98
Pension contributions	(6)	—
Income tax payable	(8)	13
Other, net	34	2
Net cash provided by operating activities	159	53

From Investing Activities:
Gain from lease termination	2	—
Purchases of short-term investments	—	(929)
Sales of short-term investments	—	1,019
Capital expenditures	(79)	(83)
Net cash (used in) provided by investing activities	(77)	7
From Financing Activities:
Reduction in long-term debt	(94)	(2)
Issuance of common stock, net	2	8
Purchase of treasury stock	—	(50)
Excess tax benefit from stock based compensation	—	1
Dividends paid	(47)	(39)
Net cash used in financing activities	(139)	(82)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	5
Net change in Cash and Cash Equivalents	(57)	(17)
Cash and Cash Equivalents at beginning of year	488	221
Cash and Cash Equivalents at end of interim period	$431	$204
Cash paid during the period:
Interest	$8	$9
Income taxes	$40	$30

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2009 and of the fiscal year ended February 2, 2008. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.

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

     In April 2008, the FASB issued FASB Staff Position (“FSP 142-3”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect of FSP 142-3 on its financial statements.

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

     In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1on its financial statements.

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

The table below reflects these adjustments on each financial statement line item and per-share amounts affected:

	Year ended February 2, 2008
	As Originally
(in millions)	Reported	Revision	As Adjusted
Other current assets	$290	$1	$291
Total assets	3,248	1	3,249
Accrued expenses and other current liabilities	268	10	278
Retained earnings	1,760	(4)	1,756
Accumulated other comprehensive loss	(66)	(5)	(71)
Total shareholders’ equity	2,271	(9)	2,262
Total liabilities and shareholders’ equity	$3,248	$1	$3,249

	Year ended February 2, 2008
	As Originally
	Reported	Revision	As Adjusted
Loss from continuing operations before
income taxes	$(50)	$—	$(50)
Income tax benefit	(99)	4	(95)
Income from continuing operations	$49	$(4)	$45
Basic earnings per share
Income from continuing operations	$0.32	(0.03)	$0.29
Diluted earnings per share
Income from continuing operations	$0.32	$(0.03)	$0.29

3. Impairment Charge and Store Closing Program

     On January 23, 2001, the Company announced that it was exiting its Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada, through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received, however, the interest and payment terms remained unchanged. The note is required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement is not likely. Accordingly, a non-cash impairment charge of $15 million was recorded during the first quarter of 2008 in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan.” This charge has been recorded with no tax benefit. The tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the transaction and therefore retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of August 2, 2008, the Company estimates that its gross contingent lease liability is CAD$3 million. The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

     During the first half of 2008, the Company closed 17 unproductive stores as part of the program announced in 2007 to close 66 unproductive stores. Exit costs of $1 million and $5 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, comprising primarily lease termination costs, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During 2008, the Company currently expects to close three additional unproductive stores prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords. The lease exit costs associated with these remaining closures is expected to total approximately $1 million and will be recorded during 2008 in accordance with SFAS No. 146. The cash impact of the 2008 store closings is expected to be minimal, as the related cash lease costs are expected to be offset by associated inventory reductions. Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

4. Goodwill and Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2008 and 2007, the Company completed its annual reviews of goodwill and the indefinite life trademark, which did not result in an impairment charge.

	August 2,	August 4,	February 2,
Goodwill (in millions)	2008	2007	2008
Athletic Stores	$187	$185	$186
Direct-to-Customers	80	80	80
	$267	$265	$266

     The effect of foreign exchange fluctuations on goodwill for the twenty-six weeks ended August 2, 2008 was $1 million resulting from the strengthening of the euro in relation to the U.S. dollar.

	August 2, 2008			August 4, 2007			February 2, 2008
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life
intangible assets	$3	$—	$3	$3	$—	$3	$3	$—	$3
Finite life intangible
assets
Lease acquisition
costs	$202	$(137)	$65	$185	$(110)	$75	$198	$(125)	$73
Trademark	21	(4)	17	21	(3)	18	21	(4)	17
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	10	(7)	3	10	(6)	4	10	(7)	3
Total finite life
intangible assets	$234	$(149)	$85	$217	$(120)	$97	$230	$(137)	$93

Total intangible assets	$237	$(149)	$88	$220	$(120)	$100	$233	$(137)	$96

     Intangible assets not subject to amortization at August 2, 2008, August 4, 2007, and February 2, 2008 include a $3 million trademark related to the 11 stores acquired in the Republic of Ireland.

     Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles are the trademark for the Footaction name, amounts paid for leased locations with rents below their fair value for the acquisitions of both the Footaction stores and the stores in the Republic of Ireland, and amounts paid to obtain names of members of the Footaction loyalty program.

     The weighted-average amortization period as of August 2, 2008 was approximately 12.3 years. Amortization expense was $5 million and $4 million for the thirteen week periods ended August 2, 2008 and August 4, 2007, respectively. Amortization expense was $9 million for both the twenty-six week periods ended August 2, 2008 and August 4, 2007. Additionally, the net intangible activity for the twenty-six week period ended August 2, 2008, primarily reflects the effect of the strengthening of the euro in relation to the U.S. dollar of $3 million. Annual estimated amortization expense is expected to be approximately $9 million for the remainder of 2008, $17 million for 2009, $15 million for 2010, $12 million for 2011, and $10 million for 2012.

5. Long-Term Debt and Revolving Credit Facility

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. Simultaneously with entering the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009.

     The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year is $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement provides that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement provides for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets.

     During the first half of 2008, the Company purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022, bringing the outstanding balance to $123 million as of August 2, 2008. The fair value of the interest rate swaps, included in other assets, was approximately $2 million at August 2, 2008 and the carrying value of the 8.50 percent debentures was increased by the corresponding amount.

6. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges, and income/losses recognized in the income statement related to settled contracts, were not significant for the twenty-six weeks ended August 2, 2008 and August 4, 2007.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has entered into two net investment hedges for its European and Canadian subsidiaries. Gains and losses related to these transactions due to foreign exchange fluctuations will partially offset gains and losses in the net investments in the Company’s European and Canadian subsidiaries. The gains and losses, net of tax, will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment related to these net investment hedges for the period ended August 2, 2008 was $38 million, or $24 million after-tax, which represents an after-tax increase of $4 million from the beginning of the year. The amount recorded as of August 4, 2007 was $18 million, or $11 million after-tax.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total notional amount of $55 million outstanding at the end of the second quarter of 2008. These contracts are designed to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2008 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The premiums paid and changes in the fair market value were not significant for the thirteen and twenty-six weeks ended August 2, 2008 and were $1 million for the thirteen and twenty-six weeks ended August 4, 2007.

     In addition, the Company has entered into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. At August 2, 2008, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $68 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were not significant and were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

     During the second quarter of 2008, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional values of these contracts were approximately $1 million and extend through October 2008. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for the thirteen weeks ended August 2, 2008. Additionally, the Company had fuel forward contracts in place as of August 4, 2007 and the effects of those contracts were also not significant.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. The swaps effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent which equaled 5.91 percent and 8.78 percent at August 2, 2008 and August 4, 2007, respectively.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	August 2,	August 4,	February 2,
(in millions)	2008	2007	2008
Foreign currency translation adjustments	$109	$62	$92
Cash flow hedge	—	—	1
Unrecognized pension cost and postretirement benefit	(161)	(135)	(162)
Unrealized loss on available-for-sale security	(4)	—	(2)
	$(56)	$(73)	$(71)

8. Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in millions)	2008	2007	2008	2007
Net income (loss)	$18	$(18)	$21	$(1)

Weighted-average common shares outstanding	154.0	154.0	153.9	154.4
Effect of Dilution:
Stock options and awards	1.4	—	1.3	—
Weighted-average common shares assuming dilution	155.4	154.0	155.2	154.4

     Options to purchase 4.5 million and 3.5 million shares of common stock were not included in the computation for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively. Options to purchase 4.8 million and 3.3 million shares of common stock were not included in the computation for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, options and awards of 1.8 million were excluded from the calculation of diluted earnings per share for both the thirteen and twenty-six weeks ended August 4, 2007 as the effect would be antidilutive due to the net losses reported for these respective periods.

9. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of August 2, 2008, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company also operated the Family Footwear segment under the Footquarters brand name during the second quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

     Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 are presented below. Division profit (loss) reflects income (loss) before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in millions)	2008	2007	2008	2007
Athletic Stores	$1,223	$1,209	$2,440	$2,435
Direct-to-Customers	79	72	171	162
Family Footwear	—	2	—	2
Total sales	$1,302	$1,283	$2,611	$2,599

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in millions)	2008	2007	2008	2007
Athletic Stores (1)	$39	$(13)	$79	$21
Direct-to-Customers	8	6	18	17
Family Footwear	—	(4)	—	(6)
Division profit (loss)	47	(11)	97	32
Corporate expense, net (2)	19	17	53	33
Operating profit (loss)	28	(28)	44	(1)
Other (income) expense (3)	(2)	1	(2)	1
Interest expense, net	2	—	3	—
Income (loss) before income taxes	$28	$(29)	$43	$(2)
____________________

(1)	Included in the results for the thirteen and twenty-six weeks ended August 2, 2008 are store closing costs of $1 million and $5 million, respectively, which primarily represent lease termination costs.

(2)	Included in corporate expense for the twenty-six weeks ended August 2, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(3)	Included in other (income) expense for the twenty-six weeks ended August 2, 2008 is a lease termination gain related to sale of a leasehold interest in Europe. The amount included in the prior year represented premiums paid on foreign currency option contracts and the changes in fair value of those contracts.

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

     The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 2,	August 4,	August 2,	August 4,	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$3	$2	$5	$5	$—	$—	$—	$—
Interest cost	9	9	18	18	—	—	—	—
Expected return on plan
assets	(14)	(14)	(27)	(28)	—	—	—	—
Amortization of
service cost	—	—	—	—	—	—	—	—
Amortization of net loss
(gain)	3	3	6	6	(2)	(2)	(4)	(4)
Net benefit cost (income)	$1	$—	$2	$1	$(2)	$(2)	$(4)	$(4)

     During the twenty-six weeks ended August 2, 2008 the Company contributed $6 million to its Canadian qualified pension plan. Due to the pension asset performance experienced year-to-date, the Company may make a contribution during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the outcome of the Company’s elections under the Pension Protection Act, as well as the plan asset performance for the balance of the year. The amount expected to be contributed to the Canadian plan during 2009 is approximately $3 million.

11. Share-Based Compensation

     The Company accounts for its share–based compensation in accordance with SFAS No. 123(R), “Share–Based Payment.” The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

	Stock Option Plans		Stock Purchase Plan
	Twenty-six weeks ended		Twenty-six weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted-average risk free rate of interest	2.43%	4.50%	4.73%	5.00%
Expected volatility	37%	28%	24%	22%
Weighted-average expected award life	4.6 years	4.2 years	1.0 year	1.0 year
Dividend yield	5.1%	2.2%	2.4%	1.7%
Weighted-average fair value	$2.47	$5.51	$9.05	$5.76

     The information set forth in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended August 2, 2008:

		Weighted-	Weighted-
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	5,977		$19.57
Granted	568		11.68
Exercised	(40)		11.41
Expired or cancelled	(349)		24.21
Options outstanding at August 2, 2008	6,156	5.8	18.64
Options exercisable at August 2, 2008	4,788	5.0	18.78
Options available for future grant at August 2, 2008	4,932

     The total intrinsic value of options exercised during the thirteen weeks ended August 2, 2008 and August 4, 2007 was not significant. The total intrinsic value of options exercised during the twenty-six weeks ended August 4, 2007 was $2 million and it was not significant for the twenty-six weeks ended August 2, 2008. The aggregate intrinsic value for stock options outstanding and exercisable as of August 2, 2008 was $8.6 million and $6.6 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of August 2, 2008 and the exercise price of the shares.

     The cash received from stock option exercises for the thirteen and twenty-six weeks ended August 2, 2008 was not significant. The Company received $1 million and $6 million in cash from option exercises for the thirteen and twenty-six weeks ended August 4, 2007, respectively. The tax benefit realized by the Company on the stock option exercises for the twenty-six weeks ended August 2, 2008 was not significant.

     The following table summarizes information about stock options outstanding and exercisable at August 2, 2008:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$4.53	$11.91	1,899	5.1	$10.99	1,351	$10.72
$12.30	$23.42	2,039	5.6	$18.06	1,503	$16.80
$23.59	$26.61	1,543	6.6	$24.77	1,259	$24.91
$26.66	$28.50	675	6.6	$27.88	675	$27.88
$4.53	$28.50	6,156	5.8	$18.64	4,788	$18.78

     Changes in the Company’s nonvested options for the twenty-six weeks ended August 2, 2008 are summarized as follows:

		Weighted-
		average grant
	Number of	date fair value
(in thousands, except price per share)	shares	per share
Nonvested at February 2, 2008	1,447	$23.65
Granted	568	11.68
Vested	(298)	25.48
Cancelled	(349)	24.21
Nonvested at August 2, 2008	1,368	$18.14

     As of August 2, 2008, there was $2.4 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.21 years.

Restricted Stock and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of August 2, 2008, 87,500 restricted stock units are outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

     Restricted shares and units activity for the twenty-six weeks ended August 2, 2008 and August 4, 2007 is summarized as follows:

	Number of shares and units
	August 2,	August 4,
(in thousands)	2008	2007
Outstanding at beginning of period	810	537
Granted	223	572
Vested	(79)	(249)
Cancelled or forfeited	—	(25)
Outstanding at end of period	954	835
Aggregate value	$19.5 million	$19.8 million
Weighted-average remaining contractual life	1.66 years	2.16 years

     The weighted-average grant-date fair value per share was $11.66 and $23.06 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 2, 2008 was $2.1 million. As of August 2, 2008, there was $9.5 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted awards, net of forfeitures, of $3.6 million and $2.4 million in the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

12. Fair Value Measurements

     On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No. 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS No. 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.

     In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS No. 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

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

     The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at August 2, 2008:

(in millions)	Level 2
Assets
Auction rate security	$3
Forward foreign exchange contracts	3
Interest rate swaps	2
Total Assets	$8

Liabilities
Forward foreign exchange contracts	$1
Net investment hedges	38
Total Liabilities	$39

Auction Rate Security

     At August 2, 2008, the Company’s auction rate security was classified as available-for-sale, and accordingly is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period.

Derivative Financial Instruments

     The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Company also operated the Family Footwear segment which included the retail format under the Footquarters brand name during the second quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

STORE COUNT

     At August 2, 2008, the Company operated 3,728 stores as compared with 3,785 at February 2, 2008. During the first half of 2008, the Company opened 40 stores, remodeled or relocated 162 stores and closed 97 stores.

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores located within the Middle East. Additionally in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of South Korea. A total of 14 franchised stores were operational at August 2, 2008. Revenue from the 14 franchised stores was not significant for the thirteen and twenty-six weeks ended August 2, 2008 or August 4, 2007. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

     All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the calculation of comparable-store sales for all periods presented. Division profit (loss) reflects income (loss) before income taxes, corporate expense, non-operating income and net interest expense. The following table summarizes sales and operating results by segment:

Sales

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in millions)	2008	2007	2008	2007
Athletic Stores	$1,223	$1,209	$2,440	$2,435
Direct-to-Customers	79	72	171	162
Family Footwear	—	2	—	2
Total sales	$1,302	$1,283	$2,611	$2,599

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in millions)	2008	2007	2008	2007
Athletic Stores (1)	$39	$(13)	$79	$21
Direct-to-Customers	8	6	18	17
Family Footwear	—	(4)	—	(6)
Division profit (loss)	47	(11)	97	32
Corporate expense, net (2)	19	17	53	33
Operating profit (loss)	28	(28)	44	(1)
Other (income) expense (3)	(2)	1	(2)	1
Interest expense, net	2	—	3	—
Income (loss) before income taxes	$28	$(29)	$43	$(2)
____________________

(1)	Included in the results for the thirteen and twenty-six weeks ended August 2, 2008 are store closing costs of $1 million and $5 million, respectively, which primarily represent lease termination costs.

(2)	Included in corporate expense for the twenty-six weeks ended August 2, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(3)	Included in other (income) expense for the twenty-six weeks ended August 2, 2008 is a lease termination gain related to sale of a leasehold interest in Europe. The amount included in the prior year represented premiums paid on foreign currency option contracts and the changes in fair value of those contracts.

     Sales of $1,302 million for the thirteen weeks ended August 2, 2008 increased 1.5 percent from sales of $1,283 million for the thirteen weeks ended August 4, 2007. For the twenty-six weeks ended August 2, 2008 sales of $2,611 million increased 0.5 percent from sales of $2,599 million for the twenty-six week period ended August 4, 2007. Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and twenty-six week periods decreased 1.7 percent and 2.7 percent, respectively, as compared with the corresponding periods. Comparable-store sales decreased by 0.5 percent and 1.7 percent, for the thirteen and twenty-six weeks ended August 2, 2008, respectively.

     Gross margin, as a percentage of sales, increased to 27.7 percent for the thirteen weeks ended August 2, 2008 as compared with 23.5 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 27.8 percent for the twenty-six weeks ended August 2, 2008 increased as compared with 25.5 percent in the corresponding prior-year period. For the thirteen and twenty-six weeks ended August 2, 2008, the occupancy and buyers’ salary expense rate increased by 20 and 60 basis points, respectively, as a percentage of sales, whereas the merchandise rate for the thirteen and twenty-six weeks ended August 2, 2008 improved by 440 and 290 basis points, respectively, primarily reflecting lower markdowns taken in the U.S. The effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 70 and 50 basis points for the thirteen and twenty-six weeks period ended August 2, 2008, respectively, as compared with the corresponding prior-year period.

Segment Analysis

Athletic Stores

     Athletic Stores sales increased by 1.2 percent and 0.2 percent for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic stores decreased 2.4 percent and 3.2 percent for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 1.1 percent and 2.2 percent for the thirteen and twenty-six weeks ended August 2, 2008, respectively. The decrease in sales, excluding the effect of foreign currency fluctuations, for the thirteen and twenty-six weeks ended August 2, 2008 was primarily related to fewer stores in the domestic operations and a comparable-store decline in Foot Locker Europe. Other international divisions reported increased sales for both the quarter and year-to-date periods of 2008. Domestically, footwear sales for the thirteen and twenty-six weeks ended August 2, 2008 increased, particularly in the basketball and running categories, while apparel sales declined significantly as compared with the corresponding prior-year periods. The decline in Foot Locker Europe’s sales primarily related to the decline in footwear sales; however the higher-priced technical footwear, particularly running, improved while apparel sales were essentially flat.

     Athletic Stores division profit for the thirteen weeks ended August 2, 2008 increased to $39 million, or 3.2 percent, as a percentage of sales, from a division loss of $13 million for the thirteen weeks ended August 4, 2007. Athletic Stores division profit for the twenty-six weeks ended August 2, 2008 increased to $79 million, or 3.2 percent, as percentage of sales, from a division profit of $21 million for the twenty-six weeks ended August 4, 2007. Included in division profit for the thirteen-weeks and twenty-six weeks ended August 2, 2008 are $1 million and $5 million, respectively, in costs associated with the closure of underproductive stores, primarily lease termination costs. The increase in division profit is mainly attributable to increases in the U.S. divisions, offset, in part, by a decrease in Foot Locker Europe’s division profit. The increase in the U.S. divisions’ profit was related to lower promotional markdowns and reduced depreciation and amortization expense. While Foot Locker Europe remains profitable, with division operating profit margins for both the second quarter and year-to-date periods of 2008 in the high single digits, results for the twenty-six weeks ended August 2, 2008 were considerably lower than the corresponding prior-year period. Management will continue to monitor the progress of restoring division results to historical levels of profitability and will assess, if necessary, the impact of various initiatives on the projected performance, which may include an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.

Direct-to-Customers

     Direct-to-Customers sales increased by 9.7 percent to $79 million and by 5.6 percent to $171 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year periods. Internet sales increased by 14.0 percent to $65 million and by 10.2 percent to $140 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year period. Increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, then make their purchases via the Internet. The increase in sales primarily represented footwear, in particular in the running and lifestyles categories.

     Direct-to-Customers division profit increased 33.3 percent and 5.9 percent for thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 10.1 percent and 10.5 percent for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with 8.3 percent and 10.5 percent, respectively, in the corresponding prior-year periods. The increase in division profit for the thirteen weeks ended August 2, 2008 reflects an improved gross margin rate and expense control, as compared with the corresponding prior-year period.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended August 2, 2008 increased by $2 million to $19 million from the same period in the prior year. Corporate expense for the twenty-six weeks ended August 2, 2008 increased by $20 million to $53 million from the same period in the prior year. Included in the twenty-six weeks ended August 2, 2008 is the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada. The remaining increase for both the thirteen and twenty-six weeks ended August 2, 2008 represents primarily increased incentive compensation.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $299 million increased by $13 million, or 4.5 percent, in the second quarter of 2008 as compared with the corresponding prior-year period. SG&A of $598 million increased by $22 million, or 3.8 percent, in the first half of 2008 as compared with the corresponding prior-year period. SG&A, as a percentage of sales increased to 23.0 percent for the thirteen weeks ended August 2, 2008 as compared with 22.3 percent in the corresponding prior-year period. SG&A, as a percentage of sales increased to 22.9 percent for the twenty-six weeks ended August 2, 2008 as compared with 22.2 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased $3 million and $2 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, as compared with the corresponding prior-year periods. The increase in the thirteen weeks ended August 2, 2008 primarily reflects the increase in corporate expense. The increase in the twenty-six weeks ended August 2, 2008 primarily reflects the increase in corporate expense, partially offset by lower operating expenses.

Depreciation and Amortization

     Depreciation and amortization decreased by $11 million in the second quarter of 2008 to $33 million as compared with $44 million for the second quarter 2007. Depreciation and amortization decreased by $22 million for the twenty-six weeks ended August 2, 2008 to $65 million as compared with $87 million for the twenty-six weeks ended August 4, 2007. The decrease primarily reflects reduced depreciation and amortization associated with the impairment charges recorded during the third and fourth quarters of 2007.

Interest Expense

     Interest expense was $4 million and $5 million for the thirteen week periods ended August 2, 2008 and August 4, 2007. Interest expense was $9 million and $10 million for the twenty-six week periods ended August 2, 2008 and August 4, 2007. Interest income decreased to $2 million for the thirteen weeks ended August 2, 2008, from $5 million for the thirteen weeks ended August 4, 2007. Interest income decreased to $6 million for the twenty-six weeks ended August 2, 2008, from $10 million for the twenty-six weeks ended August 4, 2007. Interest expense decreased as a result of lower debt balances offset by additional expense related to the net investment hedges. The decrease in interest income was primarily the result of lower interest rates on cash and cash equivalents.

Other Income / Expense

     Other income of $2 million for the thirteen and twenty-six week periods ended August 2, 2008 is primarily related to a lease termination gain. Other expense of $1 million for the thirteen and twenty-six week periods ended August 4, 2007 represents premiums paid on foreign currency option contracts and changes in the fair value of these contracts.

Income Taxes

     The Company’s effective tax rate for the thirteen and twenty-six weeks ended August 2, 2008 was 36.8 percent and 51.3 percent as compared with 38.4 percent and 71.6 percent for the corresponding prior-year periods. The effective rate for the twenty-six weeks ended August 2, 2008 reflects the establishment in the first quarter a valuation allowance related to the tax benefit associated with the impairment of the Northern Group note receivable, while last year's first half was distorted by the very low level of pre-tax book income as well as the mix of U.S. and international earnings. The Company expects its effective rate to approximate 35.5 percent for the full year of 2008, excluding the effect of the Northern note valuation allowance. The actual rate will depend in significant part on the proportion of the Company's worldwide income that is earned in the U.S.

Net Income (Loss)

     The Company reported net income of $18 million, or $0.11 per share, for the second quarter ended August 2, 2008 compared with a net loss of $18 million, or $0.12 per share, for the second quarter ended August 4, 2007. Net income for the twenty-six weeks ended August 2, 2008 was $21 million, or $0.13 per share. This compares to a net loss of $1 million, or $0.01 per share for the twenty-six weeks ended August 4, 2007. Included in the twenty-six weeks ended August 2, 2008 are charges totaling $20 million (pre-tax), or $0.13 per share, representing an impairment charge of $15 million related to the Northern Group note receivable and expenses of $5 million related to the store closing program.

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

     Management believes operating cash flows and the Company’s current credit facility will be adequate to fund its working capital requirements, pension contributions for the Company’s retirement plans, anticipated quarterly dividend payments, potential share repurchases, and to support the development of its short-term and long-term operating strategies.

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. Simultaneously with entering the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009. The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year is $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement provides that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement provides for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets. The Company is in compliance with all of its covenants as of August 2, 2008.

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

     Net cash provided by operating activities was $159 million and $53 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. During the twenty-six weeks ended August 2, 2008, the Company recorded a non-cash impairment charge of $15 million related to the Northern Group note receivable. The increase in operating cash flows primarily relates to the reduction in inventory purchases, net of accounts payable as well as reduced income tax payments. The reduction in inventory purchases reflects a strategic priority designed to increase inventory turnover. Additionally, during the twenty-six weeks ended August 2, 2008 the Company contributed $6 million to its Canadian qualified pension plan. No contributions to the U.S. or Canadian pension plans were made during the twenty-six weeks ended August 4, 2007. Due to the pension asset performance experienced year-to-date, the Company may make a contribution during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the outcome of the Company’s elections under the Pension Protection Act, as well as the plan asset performance for the balance of the year. The amount expected to be contributed to the Canadian plan during 2009 is approximately $3 million.

     Net cash used in investing activities was $77 million for the twenty-six weeks ended August 2, 2008. Net cash provided by investing activities was $7 million for the twenty-six weeks ended August 4, 2007. During the twenty-six weeks ended August 2, 2008, the Company did not purchase or sell short-term investments. This compares with net sales of $90 million in the corresponding prior-year period. Capital expenditures were $79 million for the twenty-six weeks ended August 2, 2008 as compared with $83 million in the corresponding prior-year period. Capital expenditures forecasted for the full-year of 2008 are approximately $159 million, of which $132 million relates to modernizations of existing stores and new store openings, and $27 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

     Net cash used in financing activities was $139 million and $82 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. During the second quarters of 2008 and 2007, the Company made payments of $88 million and $2 million, respectively, related to its 5-year term loan. During the twenty-six weeks ended August 2, 2008, the Company purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022. The Company recorded an excess tax benefit related to stock-based compensation of $1 million for the twenty-six weeks ended August 4, 2007. The Company declared and paid dividends totaling $47 million and $39 million, for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $2 million and $8 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. The Company purchased 2,283,254 shares of its common stock during the twenty-six weeks ended August 4, 2007 for approximately $50 million.

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

     In April 2008, the FASB issued FASB Staff Position (“FSP 142-3”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect of FSP 142-3 on its financial statements.

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

     In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1on its financial statements.

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

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of August 2, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended August 2, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company, as well as litigation incidental to the sale and disposition of businesses that have occurred in past years. These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims. Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, uniforms, and calculation of vacation pay. Management does not believe that the outcome of such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

     There were no material changes to the risk factors disclosed in the 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There were no purchases made by the Company of shares of its Common Stock during the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders

(a)

The Company’s annual meeting of shareholders was held on May 21, 2008. There were represented at the meeting, in person or by proxy, 142,794,186 shares of Common Stock, par value $0.01 per share, which represented 92.3 percent of the shares outstanding on March 28, 2008, the record date for the meeting.

(b)

Each of Nicholas DiPaolo and Matthew M. McKenna was elected as a director in Class II for a three-year term ending at the annual meeting of shareholders in 2011. Both of these individuals previously served as directors of the Company. Alan Feldman, Jarobin Gilbert Jr., James E. Preston, David Y. Schwartz, Matthew D. Serra, Cheryl Nido Turpin, and Dona D. Young, having previously been elected directors of the Company for terms continuing beyond the 2008 annual meeting of shareholders, continue in office as directors of the Company. Christopher A. Sinclair’s term as a director ended at the conclusion of the annual shareholders’ meeting.

(c)

In addition to the election of directors, shareholders ratified the appointment of KPMG as independent accountants and approved the Annual Incentive Compensation Plan, as Amended and Restated. The results of the voting were as follows:

(1)	Election of Directors:

			Abstentions
			and
		Votes	Broker
Name	Votes For	Withheld	Non-Votes
Nicholas DiPaolo	139,989,606	2,804,579	N/A
Matthew M. McKenna	139,937,770	2,856,415	N/A

(2) Proposal to ratify the appointment of independent accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes
142,277,029	479,841	37,316	N/A

(3) Proposal to approve the Annual Incentive Compensation Plan, as Amended and Restated:

Votes For	Votes Against	Abstentions	Broker Non-Votes
137,879,546	4,648,954	265,686	N/A

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: September 10, 2008	(Company)

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