Form 10-Q
period 2008-11-01
FOOT LOCKER INC
filed 2008-12-10
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Yes  ☐  No  ☒

Number of shares of Common Stock outstanding at November 29, 2008: 154,918,074

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	November 1,	November 3,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$328	$206	$488
Short-term investments	72	126	5
Merchandise inventories	1,262	1,476	1,281
Other current assets	240	307	291
	1,902	2,115	2,065
Property and equipment, net	505	547	521
Deferred taxes	236	183	243
Goodwill	264	266	266
Intangible and other assets	128	186	154
	$3,035	$3,297	$3,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$271	$307	$233
Accrued expenses and other current liabilities	240	277	278
Current portion of long-term debt and obligations under capital leases	—	14	—
	511	598	511
Long-term debt and obligations under capital leases	128	220	221
Other liabilities	233	256	255
	872	1,074	987
Shareholders’ equity
Common stock and paid-in capital: 159,572,066, 158,996,044, and 158,996,711
shares, respectively	689	673	676
Retained earnings	1,731	1,694	1,756
Accumulated other comprehensive loss	(155)	(45)	(71)
Less: Treasury stock at cost: 4,663,992, 4,522,437 and 4,522,437 shares,
respectively	(102)	(99)	(99)
Total shareholders’ equity	2,163	2,223	2,262
	$3,035	$3,297	$3,249

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Sales	$1,309	$1,356	$3,920	$3,955
Costs and Expenses
Cost of sales	954	975	2,838	2,912
Selling, general and administrative expenses	287	289	885	865
Depreciation and amortization	32	45	97	132
Impairment charges and store closing program costs	3	105	23	105
Interest expense, net	1	—	4	—
Other (income) expense	(5)	—	(7)	1
	1,272	1,414	3,840	4,015
Income (loss) from continuing operations before income taxes	37	(58)	80	(60)
Income tax expense (benefit)	13	(24)	35	(25)
Income (loss) from continuing operations	24	(34)	45	(35)
Income from disposal of discontinued operations, net of income tax of $-	—	1	—	1
Net income (loss)	$24	$(33)	$45	$(34)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.22)	$0.29	$(0.22)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.16	$(0.22)	$0.29	$(0.22)
Weighted-average common shares outstanding	154.1	153.6	154.0	154.1

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.22)	$0.29	$(0.22)
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.16	$(0.22)	$0.29	$(0.22)
Weighted-average common shares assuming dilution	155.6	153.6	155.3	154.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income (loss)	$24	$(33)	$45	$(34)
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	(106)	31	(89)	56
Pension and postretirement plan adjustments	—	—	—	1
Change in fair value of derivatives	—	—	1	—
Unrealized loss on available-for-sale security	—	—	(2)	—
Comprehensive (loss) income	$(82)	$(2)	$(45)	$23

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Thirty-nine weeks ended
	November 1,	November 3,
	2008	2007
From Operating Activities:
Net income (loss)	$45	$(34)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from disposal of discontinued operations, net of tax	—	(1)
Non-cash impairment charges and store closing program costs	18	103
Depreciation and amortization	97	132
Deferred income taxes	(7)	(42)
Share-based compensation expense	6	8
Change in assets and liabilities:
Merchandise inventories	(28)	(137)
Accounts payable and other accruals	43	35
Pension contributions	(6)	—
Other, net	42	(1)
Net cash provided by operating activities of continuing operations	210	63
From Investing Activities:
Lease termination proceeds	3	—
Reclassification of cash equivalents to short-term investments	(75)	—
Purchases of short-term investments	—	(1,314)
Sales of short-term investments	—	1,437
Capital expenditures	(116)	(117)
Net cash (used in) provided by investing activities of continuing operations	(188)	6
From Financing Activities:
Reduction in long-term debt	(94)	(2)
Issuance of common stock, net	2	9
Purchase of treasury stock	—	(50)
Excess tax benefit from stock based compensation	—	1
Dividends paid	(70)	(58)
Net cash used in financing activities of continuing operations	(162)	(100)
Net cash provided by operating activities of Discontinued Operations	—	1
Effect of exchange rate fluctuations on Cash and Cash Equivalents	(20)	15
Net change in Cash and Cash Equivalents	(160)	(15)
Cash and Cash Equivalents at beginning of year	488	221
Cash and Cash Equivalents at end of interim period	$328	$206
Cash paid during the period:
Interest	$10	$12
Income taxes	$51	$41

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2009 and of the fiscal year ended February 2, 2008. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.

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

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect of FSP 142-3 on its financial statements.

     In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement is effective November 15, 2008.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its financial statements.

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

3. Impairment Charges and Store Closing Program Costs

     On September 16, 2008, the Company requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”), totaling $75 million. The Company has not yet received the redemption payment, and accordingly, has reclassified the total amount due from “Cash and cash equivalents” to “Short-term investments” in the Condensed Consolidated Balance Sheet as of November 1, 2008. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor, that the Company’s redemption trades would be honored at a $1.00 per share net asset value. The Company has not received any information as to when the redemption will be paid, and based on the maturities of the underlying investments in the Fund and the current status of the redemption process, the proceeds of the assets of the Fund may not be fully distributed until 2009. The Fund has suspended all redemptions from and purchases into the Fund in order to allow for the realization of the Fund’s assets, and has postponed the date of payment of redemption proceeds. In addition, litigation, to which the Company is not a party, exists that involves how the remaining assets of the Fund should be distributed. Therefore, there is a risk that the Company could receive less than the $1.00 per share net asset value. As a result, the Company recognized an impairment loss of $3 million to reflect a decline in fair value that is other-than-temporary. This charge was recorded with no tax benefit. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Fund.

     On January 23, 2001, the Company announced that it was exiting its Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received; however, the interest and payment terms remained unchanged. The note was required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement was not likely. Accordingly, a non-cash impairment charge of $15 million was recorded during the first quarter of 2008 in accordance with SFAS No.114, “Accounting by Creditors for Impairment of a Loan.” This charge has been recorded with no tax benefit. The tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the Northern Group transaction and, therefore, retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of November 1, 2008, the Company estimates that its gross contingent lease liability is CAD$2 million. The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

      During the first three quarters of 2008, the Company closed 17 unproductive stores as part of the program announced in 2007 to close unproductive stores. Exit costs of $5 million for the thirty-nine weeks ended November 1, 2008, comprising primarily lease termination costs, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the fourth quarter of 2008, the Company currently expects to close eight additional unproductive stores prior to normal lease expiration, depending on the Company’s success in negotiating agreements with its landlords. The lease exit costs associated with the remaining closures are expected to total approximately $1 million and will be recorded during 2008 in accordance with SFAS No. 146. The cash impact of the 2008 store closings is expected to be minimal, as the related cash lease costs are expected to be offset by associated inventory reductions. Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

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

	November 1,	November 3,	February 2,
Goodwill (in millions)	2008	2007	2008
Athletic Stores	$184	$186	$186
Direct-to-Customers	80	80	80
	$264	$266	$266

     The effect of foreign exchange fluctuations on goodwill at November 1, 2008 was a decrease of $2 million resulting from the weakening of the euro in relation to the U.S. dollar.

	November 1, 2008			November 3, 2007			February 2, 2008
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Indefinite life
intangible asset	$3	$—	$3	$3	$—	$3	$3	$—	$3
Finite life
intangible
assets
Lease
acquisition costs	$171	$(119)	$52	$194	$(118)	$76	$198	$(125)	$73
Trademark	21	(5)	16	21	(4)	17	21	(4)	17
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(7)	2	10	(7)	3	10	(7)	3
Total finite life
intangible assets	$202	$(132)	$70	$226	$(130)	$96	$230	$(137)	$93
Total intangible
assets	$205	$(132)	$73	$229	$(130)	$99	$233	$(137)	$96

     The intangible asset not subject to amortization at November 1, 2008, November 3, 2007, and February 2, 2008 represents a $3 million trademark related to the 11 stores acquired in the Republic of Ireland.

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

     The weighted-average amortization period as of November 1, 2008 was approximately 12.4 years. Amortization expense was $4 million and $5 million for the thirteen-week periods ended November 1, 2008 and November 3, 2007, respectively. Amortization expense was $13 million and $14 million for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Additionally, for the thirty-nine week period ended November 1, 2008, net intangible activity includes retirements of $2 million and the effect of the weakening of the euro in relation to the U.S. dollar of $8 million. Annual estimated amortization expense is expected to be approximately $4 million for the remainder of 2008, $14 million for 2009, $12 million for 2010, $10 million for 2011, and $7 million for 2012.

5. Long-term Debt and Revolving Credit Facility

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. Simultaneously with entering into the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009.

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

     On September 29, 2008, the Company entered into an amendment of its Credit Agreement to permit the Company’s acquisition from dELiA*s, Inc. of its direct-to-consumers business, CCS, for a cash purchase price of $102 million, subject to customary post-closing adjustments related to inventory.

     During the thirty-nine week period ended November 1, 2008, the Company purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022, bringing the outstanding balance to $123 million as of November 1, 2008. The fair value of the interest rate swaps, included in other assets, was approximately $5 million at November 1, 2008 and the carrying value of the 8.50 percent debentures was increased by the corresponding amount.

6. Derivative Financial Instruments

Derivative Holdings Designated as Hedges

     Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory and income/losses recognized in the income statement were not significant for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange-rate volatility. The Company has previously entered into two net investment hedges for its European and Canadian subsidiaries. During the third quarter of 2008, the Company entered into an offset to its European net investment hedge, fixing the amount recorded within the foreign currency translation adjustment to $24 million or $15 million after-tax. Gains and losses due to foreign exchange fluctuations will partially offset gains and losses in the net investments in the Company’s Canadian subsidiaries. The gains and losses, net of tax, will be recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The amount recorded within the foreign currency translation adjustment related to these net investment hedges for the period ended November 1, 2008 was $22 million, or $14 million after-tax, which represents an after-tax decrease of $6 million from the beginning of the year. The amount recorded as of November 3, 2007 was $30 million, or $19 million after-tax.

Derivative Holdings Designated as Non-Hedges

     The Company had foreign currency option contracts with a total notional amount of $26 million outstanding at the end of the third quarter of 2008. These contracts are designed to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2008 foreign currency denominated earnings. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. Mark-to-market, realized gains and premiums paid for the thirteen and thirty-nine weeks ended November 1, 2008 were $5 million and $4 million, respectively. The premiums paid and changes in the fair market value were not significant for the thirteen weeks ended November 3, 2007, and were $1 million for the thirty-nine weeks ended November 3, 2007.

     In addition, the Company entered into forward foreign exchange contracts to hedge foreign currency denominated merchandise purchases and intercompany transactions. At November 1, 2008, the USD equivalent notional amount for outstanding forward foreign exchange contracts totaled $51 million. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were not significant and were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses in the current period.

     During the first nine months of 2008, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding as of November 1, 2008 was $2.3 million and these contracts extend through November 2009. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for the thirteen weeks and thirty-nine weeks ended November 1, 2008. The Company also had fuel forward contracts in place as of November 3, 2007 and the effect was not significant for the thirteen and thirty-nine weeks ended November 3, 2007.

Interest Rate Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps, which mature in 2022, have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates, and effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent, which totaled 6.03 percent and 8.13 percent at November 1, 2008 and November 3, 2007, respectively.

7. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss comprised the following:

	November 1,	November 3,	February 2,
(in millions)	2008	2007	2008
Foreign currency translation adjustments	$3	$93	$92
Cash flow hedge	—	—	1
Unrecognized pension cost and postretirement benefit	(154)	(138)	(162)
Unrealized loss on available-for-sale security	(4)	—	(2)
	$(155)	$(45)	$(71)

8. Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Net income (loss) from continuing operations	$24	$(34)	$45	$(35)

Weighted-average common shares outstanding	154.1	153.6	154.0	154.1
Effect of Dilution:
Stock options and awards	1.5	—	1.3	—
Weighted-average common shares assuming dilution	155.6	153.6	155.3	154.1

     Options to purchase 3.8 million and 4.3 million shares of common stock were not included in the computation for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively. Options to purchase 4.0 million and 3.4 million shares of common stock were not included in the computation for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, options and awards of 1.4 million and 1.7 million shares of common stock were excluded from the calculation of diluted earnings per share as the effect would be antidilutive, due to a loss reported for both the thirteen and thirty-nine weeks ended November 3, 2007, respectively.

9. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of November 1, 2008, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company also operated the Family Footwear segment, which included the retail format under the Footquarters brand name, through the second quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

     Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 are presented below. Division profit reflects income (loss) before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Athletic Stores	$1,216	$1,264	$3,656	$3,699
Direct-to-Customers	93	92	264	254
Family Footwear	—	—	—	2
Total sales	$1,309	$1,356	$3,920	$3,955

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Athletic Stores(1)	$42	$(53)	$121	$(32)
Direct-to-Customers	8	8	26	25
Family Footwear	—	—	—	(6)
Division profit (loss)	50	(45)	147	(13)
Restructuring income (2)	—	1	—	1
Corporate expense, net (3)	17	14	70	47
Operating profit (loss)	33	(58)	77	(59)
Other (income) expense (4)	(5)	—	(7)	1
Interest expense, net	1	—	4	—
Income (loss) from continuing operations before income taxes	$37	$(58)	$80	$(60)
_______________

(1)

The thirty-nine weeks ended November 1, 2008 includes $5 million of store closing costs, primarily lease termination costs. The thirteen and thirty-nine weeks ended November 3, 2007 includes a $105 million charge representing impairment and store closing costs related to the Company’s U.S. operations.

(2)

During the third quarter of 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $1 million primarily due to favorable lease terminations. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Included in corporate expense for the thirteen weeks ended November 1, 2008 is a $3 million other-than-temporary impairment charge related to a short-term investment. Also included in the thirty-nine weeks ended November 1, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(4)

Other (income) expense for the thirteen and thirty-nine weeks ended November 1, 2008 is primarily comprised of the changes in fair value, realized gains and premiums paid on foreign currency option contracts. Also, included in the thirty-nine weeks ended November 1, 2008 is a lease termination gain of $2 million related to sale of a leasehold interest in Europe. The amount included in the prior year represented premiums paid on foreign currency option contracts and the changes in fair value of those contracts.

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

     The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$3	$3	$8	$8	$—	$—	$—	$—
Interest cost	9	9	27	27	1	—	1	—
Expected return on plan assets	(13)	(14)	(40)	(42)	—	—	—	—
Amortization of unrecognized
service cost (benefit)	1	—	1	—	—	(1)	—	(1)
Amortization of net loss (gain)	2	3	8	9	(2)	(2)	(6)	(6)
Net benefit cost (income)	$2	$1	$4	$2	$(1)	$(3)	$(5)	$(7)

     During the thirty-nine weeks ended November 1, 2008 the Company contributed $6 million to its Canadian qualified pension plan. Due to the pension asset performance experienced year-to-date, the Company may make a contribution during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the outcome of the Company’s elections under the Pension Protection Act, as well as the plan asset performance for the balance of the year and any statutory or regulatory changes that may occur. The amount expected to be contributed to the Canadian plan during 2009 is approximately $3 million.

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

     The following table shows the Company’s assumptions used to compute the stock-based compensation expense for thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

	Stock Option Plans		Stock Purchase Plan
	Thirty-nine weeks ended		Thirty-nine weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Weighted-average risk free rate of interest	2.43%	4.50%	4.41%	5.00%
Expected volatility	37%	28%	25%	22%
Weighted-average expected award life	4.6 years	4.2 years	1.0 year	1.0 year
Dividend yield	5.1%	2.2%	2.6%	1.9%
Weighted-average fair value	$2.50	$5.51	$8.36	$5.22

     The information set forth in the following table covers options granted under the Company’s stock option plans:

			Weighted-
		Weighted-	Average
(in thousands, except price per share)	Shares	Average Term	Exercise Price
Options outstanding at the beginning of the year	5,977		$19.57
Granted	578		11.76
Exercised	(65)		11.06
Expired or cancelled	(394)		24.11
Options outstanding at November 1, 2008	6,096	5.4	18.63
Options exercisable at November 1, 2008	4,793	4.5	$18.86
Options available for future grant at November 1, 2008	4,912

     The total intrinsic value of options exercised during the thirteen weeks ended November 1, 2008 and November 3, 2007 was not significant. The total intrinsic value of options exercised during the thirty-nine weeks ended November 3, 2007 was $2.7 million and it was not significant for the thirty-nine weeks ended November 1, 2008. The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of November 1, 2008 was $7.4 million and $5.7 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of November 1, 2008 and the exercise price of the shares.

     The cash received from option exercises for the thirteen weeks ended November 1, 2008 was not significant and it was $1 million for the thirty-nine weeks ended November 1, 2008. The Company received $1 million and $7 million in cash from option exercises for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. The tax benefit realized by the Company on stock option exercises for the thirty-nine weeks ended November 1, 2008 was not significant. The tax benefit realized by the Company on the stock option exercises for the thirty-nine weeks ended November 3, 2007 was approximately $1 million.

     The following table summarizes information about stock options outstanding and exercisable at November 1, 2008:

		Options Outstanding			Options Exercisable
			Weighted-
			Average
			Remaining	Weighted-		Weighted-
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$4.53	$11.91	1,877	4.7	$11.00	1,330	$10.73
$12.30	$23.42	2,021	5.3	$17.99	1,496	$16.79
$23.59	$26.61	1,524	6.0	$24.78	1,293	$24.91
$26.66	$28.50	674	5.9	$27.88	674	$27.88
$4.53	$28.50	6,096	5.4	$18.63	4,793	$18.86

     Changes in the Company’s nonvested options for the thirty-nine weeks ended November 1, 2008 are summarized as follows:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Shares	per Share
	(in thousands)
Nonvested at February 2, 2008	1,447	$23.65
Granted	578	11.76
Vested	(327)	25.45
Expired or cancelled	(395)	24.11
Nonvested at November 1, 2008	1,303	$17.79

     As of November 1, 2008, there was $1.8 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.01 years.

Restricted Shares and Units

     Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of November 1, 2008, 87,500 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 is summarized as follows:

	Number of Shares and Units
	November 1,	November 3,
(in thousands)	2008	2007
Outstanding at beginning of the year	810	537
Granted	233	583
Vested	(79)	(249)
Cancelled or forfeited	(90)	(25)
Outstanding at the end of the period	874	846
Aggregate value (in millions)	$17.5	$19.9
Weighted-average remaining contractual life	1.49 years	1.92 years

     The weighted-average grant-date fair value per share was $11.86 and $22.95 for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $2.1 million and $6.3 million, respectively. As of November 1, 2008, there was $7.6 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $3.4 million and $4.0 million in the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

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

     In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS No. 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

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

     The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at November 1, 2008:

(in millions)	Level 1	Level 2	Level 3
Assets
Cash equivalents	$252	$—	$—
Short-term investment	—	—	72
Auction rate security	—	3	—
Forward foreign exchange contracts	—	6	—
Interest rate swaps	—	5	—
Canadian net investment hedge	—	2	—
Total Assets	$252	$16	$72

Liabilities
Forward foreign exchange contracts	$—	$1	$—
European net investment hedge	—	24	—
Total Liabilities	$—	$25	$—

     As of November 1, 2008, the Company had $328 million of cash and cash equivalents. Cash equivalents, excluding amounts due from third-party credit card processors, total $252 million and their carrying value approximates its fair value due to their short-term nature. At November 1, 2008, the Company’s auction rate security was classified as available-for-sale, and accordingly is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the thirty-nine weeks ended November 1, 2008:

(in millions)	Level 3
Balance at February 3, 2008	$15
Total balance of Reserve International Liquidity Fund reclassified
from Level 1 to Level 3	75
Total impairment charges included in the statements of operations (see
Note 3)	(18)
Balance at November 1, 2008	$72

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

     Additionally, the Company’s Level 3 assets include investments in money market funds classified in short-term investments. The Company assessed the fair value of its money market funds for the Reserve International Liquidity Fund, Ltd. (the “Fund”) and their underlying securities. Based on this assessment, the Company recorded an impairment charge of $3 million, incorporating the valuation at zero for debt securities of Lehman Brothers. The Company has reclassified its investment in shares of the Fund from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Fund and their underlying securities. Changes in market conditions and the method and timing of the liquidation process of the Fund could result in further adjustments to the fair value and classifications of these investments.

13. Subsequent Event

     The Company closed its purchase of CCS from dELiA*s, Inc. on November 5, 2008 for a cash purchase price of $102 million, subject to customary post-closing adjustments related to inventory. CCS is the leading direct-to-consumer retailer in the United States that sells skateboard footwear, apparel and accessories through catalogs and the Internet. The Company intends to include the CCS business in the Direct-to-Customers segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites. The Company also operated the Family Footwear segment, which included the retail format under the Footquarters brand name, through the second quarter of 2007. During the third quarter of 2007, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores.

STORE COUNT

     At November 1, 2008, the Company operated 3,714 stores as compared with 3,785 at February 2, 2008. During the thirty-nine weeks ended November 1, 2008, the Company opened 58 stores, and remodeled or relocated 194 stores and closed 129 stores.

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores located within the Middle East. Additionally in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of South Korea. A total of 16 franchised stores were operational at November 1, 2008. Revenue from the franchised stores was not significant for the thirteen and thirty-nine weeks ended November 1, 2008 or November 3, 2007. These stores are not included in the Company’s operating store count above.

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

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Athletic Stores	$1,216	$1,264	$3,656	$3,699
Direct-to-Customers	93	92	264	254
Family Footwear	—	—	—	2
Total sales	$1,309	$1,356	$3,920	$3,955

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Athletic Stores (1)	$42	$(53)	$121	$(32)
Direct-to-Customers	8	8	26	25
Family Footwear	—	—	—	(6)
Division profit (loss)	50	(45)	147	(13)
Restructuring income (2)	—	1	—	1
Corporate expense, net (3)	17	14	70	47
Operating profit (loss)	33	(58)	77	(59)
Other (income) expense (4)	(5)	—	(7)	1
Interest expense, net	1	—	4	—
Income (loss) from continuing operations before income taxes	$37	$(58)	$80	$(60)
____________________

(1)

The thirty-nine weeks ended November 1, 2008 includes $5 million of store closing costs, primarily lease termination costs. The thirteen and thirty-nine weeks ended November 3, 2007 includes a $105 million charge representing impairment and store closing costs related to the Company’s U.S. operations.

(2)

During the third quarter of 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $1 million primarily due to favorable lease terminations. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)

Included in corporate expense for the thirteen weeks ended November 1, 2008 is a $3 million other-than-temporary impairment charge related to a short-term investment. Also included in the thirty-nine weeks ended November 1, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(4)

Other (income) expense for the thirteen and thirty-nine weeks ended November 1, 2008 is primarily comprised of the changes in fair value, realized gains and premiums paid on foreign currency option contracts. Included in the thirty-nine weeks ended November 1, 2008 is also a lease termination gain of $2 million related to sale of a leasehold interest in Europe. The amount included in the prior year represented premiums paid on foreign currency option contracts and the changes in fair value of those contracts.

     Sales of $1,309 million for the third quarter of 2008 decreased 3.5 percent from sales of $1,356 million for the third quarter of 2007. For the thirty-nine weeks ended November 1, 2008, sales of $3,920 million decreased 0.9 percent from sales of $3,955 million for the thirty-nine week period ended November 3, 2007. Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and thirty-nine week periods decreased 3.0 percent and 2.8 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 1.7 percent, for both the thirteen and thirty-nine weeks ended November 1, 2008.

     Gross margin, as a percentage of sales, decreased to 27.1 percent for the thirteen weeks ended November 1, 2008 as compared with 28.1 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, increased to 27.6 percent for the thirty-nine weeks ended November 1, 2008 as compared with 26.4 percent in the corresponding prior-year period. For both the thirteen and thirty-nine weeks ended November 1, 2008, the occupancy and buyers’ salary expense rate increased by 50 basis points, respectively, as a percentage of sales. The merchandise rate for the thirteen weeks ended November 1, 2008 decreased by 50 basis points, whereas for the thirty-nine weeks ended November 1, 2008 it improved by 170 basis points. The effect of vendor allowances, as a percentage of sales, improved gross margin by approximately 10 basis points for the thirteen week period ended November 1, 2008, as compared with the corresponding prior-year period. However, the effect of vendor allowances, as a percentage of sales, negatively affected gross margin by approximately 30 basis points for the thirty-nine weeks ended November 1, 2008, as compared with the corresponding prior-year period.

Segment Analysis

Athletic Stores

     Athletic Stores sales decreased by 3.8 percent and 1.2 percent for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 3.4 percent and 3.3 percent for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, as compared with the corresponding prior-year periods. The decline in sales for the thirteen and thirty-nine weeks ended November 1, 2008 was related to the domestic operations, primarily as a result of operating 182 fewer stores. Additionally, domestic footwear sales increased slightly while apparel sales declined significantly for both the thirteen and thirty-nine week periods ended November 1, 2008 as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales in Europe were essentially flat for the thirteen weeks ended November 1, 2008 and decreased low single digits for the thirty-nine weeks ended November 1, 2008, as compared with the corresponding prior-year periods. While Foot Locker Europe’s footwear sales were lower than the corresponding prior-year period, sales of marquee footwear continued to increase, in particular running footwear. The declines in Foot Locker Europe’s footwear sales were offset by improved apparel sales. Athletic stores comparable-store sales decreased by 2.0 percent and 2.1 percent, for the thirteen and thirty-nine weeks ended November 1, 2008, respectively.

     Athletic Stores division profit for the thirteen weeks ended November 1, 2008 increased to $42 million, or 3.5 percent, as a percentage of sales, from a division loss of $53 million for the thirteen weeks ended November 3, 2007. Athletic Stores division profit for the thirty-nine weeks ended November 1, 2008 increased to $121 million, or 3.3 percent, as a percentage of sales, from a division loss of $32 million for the thirty-nine weeks ended November 3, 2007. Included in division profit for the thirty-nine weeks ended November 1, 2008 are $5 million in costs associated with the closure of underproductive stores, primarily lease termination costs. Included in the thirteen and thirty-nine weeks ended November 3, 2007 are impairment charges totaling $102 million and store closing costs of $3 million. Excluding these charges and costs, division profit declined by $10 million and increased by $53 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, as compared with the corresponding prior-year periods. The decline for the third quarter related to the domestic operations, which had lower sales and gross margin rate. The increase in division profit for the thirty-nine weeks ended November 1, 2008 related to increased domestic division profit as a result of lower promotional markdowns and reduced depreciation and amortization expense, offset, in part, by a decrease in Foot Locker Europe’s results. While Foot Locker Europe remains profitable, with division operating profit margins for both the third quarter and year-to-date periods of 2008 in the high single digits, results for the thirty-nine weeks ended November 1, 2008 were considerably lower than the corresponding prior-year period. Additionally, management will monitor the results of the domestic operations, in particular Lady Foot Locker and Champs Sports, due to the difficult retail environment. Management will assess the impact of various initiatives on the projected performance of these divisions and, if necessary, may perform an analysis of recoverability of store long-lived assets pursuant to SFAS No. 144.

Direct-to-Customers

     Direct-to-Customers sales increased by 1.1 percent to $93 million for the thirteen weeks ended November 1, 2008 and increased by 3.9 percent to $264 million for the thirty-nine weeks ended November 1, 2008, as compared with the corresponding prior-year periods. Internet sales increased to $77 million and $217 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, as compared with $70 million and $197 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. Increases in Internet sales were offset by a decline in catalog sales, reflecting the continuing trend of the Company’s customers to browse and select products through its catalogs, and then make their purchases via the Internet. The increase in sales primarily represented footwear, in particular in the running and lifestyles categories.

     Direct-to-Customers division profit for the thirteen weeks ended November 1, 2008 remained unchanged, as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 1, 2008, division profit increased by $1 million to $26 million, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, decreased to 8.6 percent for the thirteen ended November 1, 2008, as compared with 8.7 percent for the corresponding prior-year period. Division profit, as a percentage of sales, for the thirty-nine weeks ended November 1, 2008 was 9.8 percent, unchanged as compared with the corresponding prior-year period.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended November 1, 2008 increased by $3 million to $17 million from the same period in the prior year. Corporate expense for the thirty-nine weeks ended November 1, 2008 increased by $23 million to $70 million from the same period in the prior year. Included in the thirteen and thirty-nine weeks ended November 1, 2008 is an impairment charge of $3 million, which was recorded to reduce the fair value of a short-term investment. Additionally, included in the thirty-nine weeks ended November 1, 2008 is the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada. The remaining increase for the thirty-nine weeks ended November 1, 2008 represents primarily increased incentive compensation.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $287 million decreased by $2 million, or 0.7 percent, in the third quarter of 2008 as compared with the corresponding prior-year period. SG&A of $885 million increased by $20 million, or 2.3 percent, for the thirty-nine weeks ended November 1, 2008 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 21.9 percent for the thirteen weeks ended November 1, 2008, as compared with 21.3 percent in the corresponding prior-year period. SG&A, as a percentage of sales, increased to 22.6 percent for the thirty-nine weeks ended November 1, 2008 as compared with 21.9 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased $1 million and increased by $1 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, as compared with the corresponding prior-year periods.

Depreciation and Amortization

     Depreciation and amortization decreased by $13 million in the third quarter of 2008 to $32 million, as compared with $45 million for the third quarter of 2007. Depreciation and amortization decreased by $35 million for the thirty-nine weeks ending November 1, 2008 to $97 million as compared with $132 million for the thirty-nine weeks ending November 3, 2007. The decrease primarily reflects reduced depreciation and amortization associated with the impairment charges recorded during the third and fourth quarters of 2007.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in millions)	2008	2007	2008	2007
Interest expense	$4	$5	$13	$15
Interest income	(3)	(5)	(9)	(15)
Interest expense, net	$1	$—	$4	$—

     Interest expense decreased primarily as a result of lower debt balances. The decrease in interest income was primarily the result of lower interest rates on cash, cash equivalents and short-term investments. The decrease in interest income for the thirty-nine weeks ended November 1, 2008 also reflects approximately $1 million lower income associated with the Northern Group note as compared with the corresponding prior-year periods.

Other (Income)/Expense

     Other income of $5 million and $7 million for the thirteen and thirty-nine week periods ended November 1, 2008 is primarily comprised of the changes in fair value, realized gains and premiums paid on foreign currency contracts. The Company uses these derivatives to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Also included in the thirty-nine weeks ended November 1, 2008 is a lease termination gain related to sale of a leasehold interest in Europe. Other expense of $1 million for the thirty-nine weeks ended November 3, 2007 primarily represented foreign currency option contract premiums.

Income Taxes

     The Company’s effective tax rate for the thirteen and thirty-nine weeks ended November 1, 2008 was 35.1 percent and 43.7 percent as compared with 41.3 percent and 42.2 percent for the corresponding prior-year periods. The effective rate for the thirteen weeks ended November 1, 2008 primarily reflects favorable settlement of audits, offset by the money market impairment charge, which was recorded without a tax benefit. The effective rate for the thirty-nine weeks ended November 1, 2008 reflects the items recorded during the third quarter and the establishment in the first quarter of a valuation allowance related to the tax benefit associated with the impairment of the Northern Group note receivable. The Company expects its effective rate to approximate 35.5 percent for the full year of 2008, excluding the effect of the Northern Group note valuation allowance. The actual rate will depend in significant part on the proportion of the Company's worldwide income that is earned in the U.S.

Net Income (Loss)

     The Company reported net income of $24 million, or $0.16 per share, for the third quarter ended November 1, 2008 compared with a net loss of $33 million, or $0.22 per share, for the third quarter ended November 3, 2007. Net income for the thirty-nine weeks ended November 1, 2008 was $45 million, or $0.29 per share. This compares to a net loss of $34 million, or $0.22 per share, for the thirty-nine weeks ended November 3, 2007. Included in the thirty-nine weeks ended November 1, 2008 are charges totaling $21 million (after-tax), or $0.14 per share, representing an impairment charge of $3 million related to the write-down of the value of a short-term investment, an impairment charge of $15 million related to the Northern Group note receivable, and expenses of $3 million related to the store closing program. Included in the thirty-nine weeks ended November 3, 2007 are charges totaling $66 million (after-tax), or $0.43 per share, representing impairment charges totaling $64 million and store closing costs of $2 million.

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

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. Simultaneously with entering into the Credit Agreement, the Company repaid the $88 million that was outstanding on its term loan with the banks, which was scheduled to mature in May 2009.

The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year is $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement provides that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement provides for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets. The Company is in compliance with all of its covenants as of November 1, 2008.

     During the three months ended November 1, 2008 the Company had $75 million of international cash invested in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”). This surplus cash was not required or used for daily operations. The Company requested a full redemption on September 16, 2008. At that time, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (“Manager”), that the redemption trades would be honored at a $1.00 per share net asset value; however, distribution has not yet been made to the Company. In addition, litigation, to which the Company is not a party, exists that involves how the remaining assets of the Fund should be distributed. Therefore, there is a risk that the Company could receive less than the $1.00 per share net asset value. As a result, the Company recognized an impairment loss of $3 million to reflect a decline in fair value that is other-than-temporary. Based on the maturities of the underlying investments in the Fund and the current status of the redemption process, the proceeds of the assets of the Fund may not be fully distributed until 2009. We believe that we have adequate liquidity to meet our business needs through our existing cash balances, our ability to generate cash flows through operations, and the amounts available to borrow under our revolving credit facility.

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

     Net cash provided by operating activities of continuing operations was $210 million and $63 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. During the thirty-nine weeks ended November 1, 2008, the Company recorded a non-cash impairment charge of $15 million related to the Northern Group note receivable and $3 million related to the write-down of a short-term investment. The increase in operating cash flows primarily relates to the reduction in inventory purchases, net of accounts payable. The reduction in inventory purchases reflects a strategic priority designed to increase inventory turnover. Additionally, during the thirty-nine weeks ended November 1, 2008 the Company contributed $6 million to its Canadian qualified pension plan. No contributions to the U.S. or Canadian pension plans were made during the thirty-nine weeks ended November 3, 2007. Due to the pension asset performance experienced year-to-date, the Company may make a contribution during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the outcome of the Company’s elections under the Pension Protection Act, as well as the plan asset performance for the balance of the year and any statutory or regulatory changes that may occur. The amount expected to be contributed to the Canadian plan during 2009 is approximately $3 million.

     Net cash used in investing activities was $188 million for the thirty-nine weeks ended November 1, 2008. Net cash provided by investing activities was $6 million for the thirty-nine weeks ended November 3, 2007. During the thirty-nine weeks ended November 1, 2008, the Company did not purchase or sell short-term investments. However, reflected in investing activities is the reclassification of $75 million from cash and cash equivalents to short-term investments representing the Reserve International Liquidity money market fund. This compares with net sales of $123 million in the corresponding prior-year period. Capital expenditures for the thirty-nine weeks ended November 1, 2008 were $116 million, as compared with $117 million in the corresponding prior-year period. Capital expenditures forecasted for the full-year of 2008 are approximately $147 million, of which $121 million relates to modernizations of existing stores and new store openings, and $26 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

     Net cash used in financing activities for the Company’s operations was $162 million and $100 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company made payments of $88 million and $2 million, respectively, related to term loan. During the thirty-nine weeks ended November 1, 2008, the Company purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022. The Company recorded an excess tax benefit related to stock-based compensation of $1 million for the thirty-nine weeks ended November 3, 2007. The Company declared and paid dividends totaling $70 million and $58 million, for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $2 million and $9 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. The Company purchased 2,283,254 shares of its common stock during the thirty-nine weeks ended November 3, 2007 for approximately $50 million.

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

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect of FSP 142-3 on its financial statements.

     In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement is effective November 15, 2008.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its financial statements.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business plans effectively with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of November 1, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended November 1, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting, except for the following.

     During the third quarter of 2008, the Company implemented a new system for the European operations designed to assist in the reconciliation of Point-of-Sale register transactions to sales and receipts. The Company has a rigorous information system implementation process that requires extensive pre-implementation planning, design and testing, as well as post-implementation monitoring. Based upon this process, the Company believes that the implementation of this system will not have an adverse effect on the assessment of its internal control over financial reporting.

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

Item 1A. Risk Factors

     There were no material changes to the risk factors disclosed in the 2007 Annual Report on Form 10-K, except for the following.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

     As of November 1, 2008, we held approximately $374 million of investments, classified as cash, cash equivalents, or short-term investments. As noted in Note 3, $75 million was held in the Reserve International Liquidity Fund. Substantially all of the remaining investments were short-term deposits in highly rated banking institutions. We regularly monitor our credit risk and mitigate our exposure by making only short-term investments in highly-rated institutions and by limiting the amount we invest in any one institution. At November 1, 2008, substantially all of the investments were in institutions rated “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues. We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

     The master trust which holds the assets of our pension plans has assets totaling approximately $369 million as of November 1, 2008. The fair values of these assets held in the master trust are compared to the plans’ projected benefit obligation to determine the pension funding liability. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements. In addition, the decline in our pension assets will negatively affect pension expense in 2009.

The effect of deteriorating global economic conditions and financial markets may adversely affect our business

     The Company’s performance is subject to global economic conditions and the related impact on consumer spending levels, which have declined recently due to the current economic slowdown. Some of the factors affecting consumer spending are employment, levels of consumer debt, reductions in net worth as a result of recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, as well as other macroeconomic factors. Consumer purchases of discretionary items, including merchandise we sell, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the global economy may continue to affect customer purchases for the foreseeable future and may adversely impact our business, financial condition and results of operations. In addition, declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected.

     The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our revolving credit facility (other than amounts used for letter of credits), tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The Company relies on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: December 10, 2008	(Company)

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