Form 10-K
period 2009-01-31
FOOT LOCKER INC
filed 2009-03-30
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.1-10299

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 24, 2009:	154,947,095

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 2, 2008, was approximately:

	$ 1,738,151,003	*

*

For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at August 2, 2008 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2009: Parts III and IV.

PART I

Item 1. Business

General

     Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating 3,641 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 31, 2009. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company” or “we.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 6, 2008.

Information Regarding Business Segments and Geographic Areas

     The financial information concerning business segments, divisions and geographic areas is contained under the “Business Overview” and “Segment Information” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding sales, operating results and identifiable assets of the Company by business segment and by geographic area is contained under the “Segment Information” note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

     The service marks and trademarks appearing on this page and elsewhere in this report (except for dELiA*s, Alshaya Trading Co. W.L.L., Northern Group, ESPN, Nike, The San Francisco Music Box Company, and U.S. Olympic Committee) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

     The Company and its consolidated subsidiaries had 15,952 full-time and 23,806 part-time employees at January 31, 2009. The Company considers employee relations to be satisfactory.

Competition

     Financial information concerning competition is contained under the “Business Risk” section in the “Financial Instruments and Risk Management” note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Merchandise Purchases

     Financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the “Financial Instruments and Risk Management” note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 1A. Risk Factors

     The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please also see “Disclosure Regarding Forward-Looking Statements.” Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report, including those discussed below. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, as described in “Item 9A. Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

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

     Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from our vendors. The Company purchased approximately 80 percent of its merchandise in 2008 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 64 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchase 44 to 78 percent of their merchandise from Nike. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

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

     Approximately 28 percent of our sales and a significant portion of our operating results for 2008 were attributable to our sales in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States, such as foreign governmental regulations, foreign customer preferences, political unrest, disruptions or delays in shipments, and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

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

The effect of deteriorating global economic conditions and financial markets may adversely affect our business.

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

     The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our revolving credit facility (other than amounts used for standby letters of credits), tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. In addition, the current credit situation is having a significant negative impact on businesses around the world, and the impact of this situation on our major suppliers cannot be predicted. The Company relies on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

     We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. We determine fair value based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our three-year plans, which are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict.

     Similar to others in our industry, the recent macroeconomic conditions have affected both our performance, as well as our stock price and market capitalization, and it is difficult to predict how long these economic conditions will continue, whether they will continue to deteriorate, and which aspects of our business may be adversely affected. These conditions and the continuation of these conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

     As of January 31, 2009, our cash, cash equivalents and short-term investments totaled $408 million, of which $380 million was invested in a diversified portfolio of short-term securities. Substantially all of our investments were short-term deposits in highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. At January 31, 2009, most of the investments were in institutions rated “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues. We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current uncertain financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

     The master trust which holds the assets of our U.S. pension plan has assets totaling approximately $346 million as of January 31, 2009. The fair values of these assets held in the master trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements. In addition, the decline in our pension assets will adversely affect pension expense in 2009.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

     We operate four distribution centers worldwide to support our athletic business. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in Canada, Australia and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, the Company’s other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

     Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales.

A major failure of our information systems could harm our business.

     We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed, which could have a negative effect on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We cannot be assured that our systems will be adequate to support future growth.

Risks associated with Internet operations.

     Our Internet operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and similar disruptions. Also, we may require additional capital in the future to sustain or grow our online commerce.

     Business risks related to online commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, government regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on the Company’s business.

Risk associated with our recent acquisition.

     During the fourth quarter of 2008, we acquired CCS, a leading direct-to-customer retailer that sells skateboard equipment, apparel, footwear and accessories though catalogs and the Internet. We have substantially completed the integration of CCS during the fourth quarter 2008, including moving all personnel and distribution activities to our corporate office and distribution center, respectively. The acquisition of CCS involves a number of risks, which could significantly and adversely affect our business, financial condition, and results of operations, including:

  failure of CCS to achieve the results that we expect;

  diversion of management’s attention from operational matters;

  difficulties integrating the operations and personnel; and

  potential difficulties associated with the retention of key personnel.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer system or otherwise, could severely harm our business.

     As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential customer information. Despite the security measures the Company has in place, its facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

Our reliance on key management, store and field associates.

     Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team, as well as, store personnel and field management. Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot attract and retain qualified associates. Many of the store and field associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and changing demographics. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of our retail employees are paid the prevailing minimum wage, which if increased would negatively affect our profitability.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores, and administrative and distribution facilities. Gross square footage and total selling area for the Athletic Stores segment at the end of 2008 were approximately 13.50 and 8.09 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

     The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.55 million square feet. Three of the four distribution centers are located in the United States and one is in Europe.

Item 3. Legal Proceedings

     Information regarding the Company’s legal proceedings are contained in the “Legal Proceedings” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 31, 2009.

Executive Officers of the Company

     Information with respect to Executive Officers of the Company, as of March 30, 2009, is set forth below:

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

     Matthew D. Serra, age 64, has served as Chairman of the Board since February 2004, President since April 2000 and Chief Executive Officer since March 2001. Mr. Serra served as Chief Operating Officer from February 2000 to March 2001 and as President and Chief Executive Officer of Foot Locker Worldwide from September 1998 to February 2000.

     Ronald J. Halls, age 55, has served as President and Chief Executive Officer of Foot Locker, Inc. — International since October 2006. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from February 2003 to October 2006 and as Chief Operating Officer of Champs Sports from February 2000 to February 2003.

     Gary M. Bahler, age 57, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

     Jeffrey L. Berk, age 53, has served as Senior Vice President — Real Estate since February 2000.

     Peter D. Brown, age 54, has served as Senior Vice President, Chief Information Officer and Investor Relations since September 2006. Mr. Brown served as Vice President — Investor Relations and Treasurer from October 2001 to September 2006, served as Vice President — Investor Relations and Corporate Development from April 2001 to October 2001 and as Assistant Treasurer — Investor Relations and Corporate Development from August 2000 to April 2001.

     Robert W. McHugh, age 50, has served as Senior Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Accounting Officer from January 2000 to November 2005.

     Lauren B. Peters, age 47, has served as Senior Vice President — Strategic Planning since April 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 2002.

     Laurie J. Petrucci, age 50, has served as Senior Vice President — Human Resources since May 2001. Ms. Petrucci served as Senior Vice President — Human Resources of the Foot Locker Worldwide division from March 2000 to May 2001.

     Giovanna Cipriano, age 39, has served as Vice President and Chief Accounting Officer since November 2005. She served as Divisional Vice President, Financial Controller from June 2002 to November 2005.

     John Maurer, age 49, has served as Vice President and Treasurer since September 2006. Mr. Maurer served as Assistant Treasurer from April 2002 to September 2006.

     There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information regarding the Company’s market for stock exchange listings, common equity, quarterly high and low prices, and dividend policy are contained in the “Shareholder Information and Market Prices” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Performance Graph

     The following graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell 2000 Index.

Indexed Share Price Performance

Item 6. Selected Financial Data

     Selected financial data is included in the “Five Year Summary of Selected Financial Data” note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, and Footaction. The Direct-to-Customers segment reflects CCS and Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

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

Athletic Stores

     The Company operates 3,641 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

     Foot Locker — Foot Locker is a leading athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Its 1,950 stores are located in 21 countries including 1,218 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 130 in Canada, 512 in Europe and a combined 90 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,400 selling square feet.

     Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in the United States. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 565 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,600 selling square feet.

     Footaction — Footaction is a national athletic footwear and apparel retailer. The primary customers are young urban males that seek street-inspired fashion styles. Its 335 stores are located throughout the United States and Puerto Rico and focus on marquee allocated footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

     Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of proprietary merchandise designed for a variety of activities, including running, basketball, walking, and fitness. Its 486 stores are located in the United States, Puerto Rico, the U.S. Virgin Islands, and Guam, and have an average of 1,300 selling square feet.

     Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 305 stores are located in the United States, Puerto Rico and the U.S. Virgin Islands and have an average of 1,400 selling square feet.

Store Profile

	At			At
	February 2, 2008	Opened	Closed	January 31, 2009
Foot Locker	2,006	29	85	1,950
Champs Sports	576	17	28	565
Footaction	356	1	22	335
Lady Foot Locker	526	5	45	486
Kids Foot Locker	321	12	28	305
Total Athletic Stores	3,785	64	208	3,641

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

     The Company has an agreement with ESPN for ESPN Shop — an ESPN-branded direct mail catalog and e-commerce site linked to www.ESPNshop.com, where consumers can purchase athletic footwear, apparel and equipment, which will be managed by Footlocker.com. Both the catalog and the e-commerce site feature a variety of ESPN-branded and non-ESPN-branded athletically inspired merchandise.

     On November 5, 2008, the Company purchased CCS from dELiA*s, Inc. CCS is a direct marketer of skateboard and snowboard equipment, apparel, footwear, and accessories primarily targeting teenage boys. CCS operates through catalogs and its Internet website.

Franchise Operations

     In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores, subject to certain restrictions, located within the Middle East. Additionally, in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of Korea. A total of 17 franchised stores were operational at January 31, 2009. Revenue from the franchised stores was not significant for the any of the periods presented. These stores are not included in the Company’s operating store count above.

2007 Results

     The 2007 results as presented in this Annual Report have been corrected to reflect an immaterial revision to its fourth quarter and full year 2007 results in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The income tax benefit of $99 million related to continuing operations, as reported for the full year of 2007 within the Form 10-K, was overstated by $6 million. This overstatement comprises primarily five items. First, the Company understated its income taxes payable by $9 million due to incorrectly accounting for foreign dividend withholding taxes. Second, the Company noted that certain foreign currency fluctuations related to the tax assets and liabilities, totaling $5 million, should have been reflected as part of the foreign currency translation adjustment within accumulated other comprehensive loss. The Company had incorrectly reflected these foreign exchange movements within the income tax provision, thereby increasing the income tax provision erroneously. Third, the Company overstated the value of a portion of its Canadian deferred tax assets by $3 million as a result of using incorrect tax rates. Fourth, the Company understated a deferred tax liability of $2 million related to goodwill. Finally, various state and international depreciation corrections totaling $3 million were overstated in the income tax provision.

Overview of Consolidated Results

     2008 was a very challenging year for the overall retail industry. The severe recession, which began in the latter part of 2007 in the United States, worsened and spread to other countries throughout the year. This past year has been defined by historically low consumer confidence, rising unemployment levels, and declining consumer spending. We had anticipated that consumer spending would continue to slow during 2008 and we therefore planned our business strategy, accordingly. In 2007, we initiated a program to close underperforming stores to improve the overall profitability of our store fleet. Another significant area of focus was inventory management. We began the year with inventory levels in line with anticipated sales. This improved inventory position allowed us to reduce promotional markdowns and improve our gross margin rate in 2008.

     The Company reported a net loss from continuing operations of $79 million or $0.52 per share for the year ended January 31, 2009, which compares with $43 million or $0.28 per share for the year ended February 2, 2008. Several factors affect the comparability of these two years, specifically:

  The overall decline in current business trends, as well as lower projected earnings, resulted in our recognizing non-cash charges for goodwill and other intangible assets impairments in 2008 totaling $169 million, or $123 million after-tax.

  In addition to the above impairment charges, during 2008 the following charges were recorded:
  $15 million impairment charge, with no tax benefit, related to the write-off of a note due from the purchasers of the Northern Group, a previously discontinued business,

  $3 million charge, with no tax benefit, related to an other-than-temporary impairment of our investment in a money-market fund,

  Impairment of store long-lived assets related to the U.S. retail divisions totaling $67 million or $41 million, after-tax, and

  Exit costs related to the store closing program, primarily representing lease termination costs, totaling $5 million, or $3 million after-tax.
  Included in the results for 2007 are impairment charges and store closing expenses totaling $128 million, or $81 million after-tax. In addition, the 2007 results include a $62 million benefit related to a Canadian income tax valuation adjustment.

  Excluding the impairment charges, store closing costs, and the income tax valuation adjustments for both 2008 and 2007, net income from continuing operations would have been $106 million in 2008 as compared with $62 million in 2007. This primarily reflects a $40 million improvement in gross margin as the Company was significantly less promotional during 2008.

     The following table provides a reconciliation of reported GAAP results to income from continuing operations excluding impairment charges, store closing program costs, and the income tax valuation adjustment in 2007, which is considered a non-GAAP financial measure. The Company believes this information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for the year with the Company’s performance in prior periods.

	2008	2007	2006
	(in millions)
(Loss) income from continuing operations - GAAP	$(79)	$43	$247

Impairment Charges, after-tax:
Goodwill and other intangibles	123	—	—
Northern Group note	15	—	—
Money-market fund	3	—	—
Store long-lived assets	41	78	12
Total impairment charges	182	78	12

Store closing program costs, after-tax	3	3	—
Canadian valuation allowance adjustment	—	(62)	—

Income from continuing operations - Non-GAAP	$106	$62	$259

Diluted Earnings per Share:
(Loss) income from continuing operations - GAAP	$(0.52)	$0.28	$1.58
Total impairment charges	1.18	0.50	0.08
Store closing program costs	0.02	0.02	—
Canadian valuation allowance adjustment	—	(0.40)	—
Income from continuing operations - Non-GAAP	$0.68	$0.40	$1.66

Key highlights of the year:

  Acquired CCS, a leading direct marketer of skateboard equipment, apparel, footwear and accessories for $106 million. This acquisition provides us with an opportunity to expand our product offerings while complementing our current offerings.

  Cash, cash equivalents and short-term investments as of January 31, 2009 were $408 million. Cash flow provided by operations was $383 million, an improvement of $100 million as compared with the prior year.

  Merchandise inventories at January 31, 2009 were $1,120 million, which represents a reduction of $161 million. Excluding the effect of foreign currency fluctuations and the additional inventory associated with our recent acquisition, inventories declined by approximately 10 percent.

  Repaid the remaining $88 million of our outstanding balance on the 5-year term loan.

  Purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022, bringing the outstanding amount to $123 million as of January 31, 2009.

  Dividends totaling $93 million were declared and paid.

     Looking ahead to 2009, we are focused on ensuring our balance sheet and cash position remain strong; continuing to manage our cost structure and inventory levels aggressively; strengthening and enhancing our brands to ensure they are relevant; and positioning our Company for long-term success.

     The following table represents a summary of sales and operating results, reconciled to (loss) income from continuing operations before income taxes.

	2008	2007	2006
	(in millions)
Sales
Athletic Stores	$4,847	$5,071	$5,370
Direct-to-Customers	390	364	380
Family Footwear	—	2	—
	$5,237	$5,437	$5,750
Operating Results
Athletic Stores(1)	$(59)	$(27)	$405
Direct-to-Customers	43	40	45
Family Footwear(2)	—	(6)	—
Division (loss) profit	(16)	7	450
Restructuring income (charge)(3)	—	2	(1)
Total division (loss) profit	(16)	9	449
Corporate expense	(87)	(59)	(68)
Total operating (loss) profit	(103)	(50)	381
Other income	8	1	14
Interest expense, net	5	1	3
(Loss) income from continuing operations before income taxes	$(100)	$(50)	$392
____________________

(1)

The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment and store closing costs related to the Company’s U.S. operations. The year ended February 2, 2008 includes a $128 million charge representing impairment and store closing costs related to the Company’s U.S. operations. The year ended February 3, 2007 included a $17 million non-cash impairment charge related to the Company’s European operations.

(2)

During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to invest further in this business. These stores were converted to the Company’s other formats. Included in the operating loss of $6 million was approximately $2 million of costs associated with the removal of signage and the write-off of unusable fixtures.

(3)

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

Sales

     All references to comparable-store sales for a given period relate to sales from stores that are open at the period-end, that have been open for more than one year, and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment, excluding CCS sales, are included in the calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, CCS sales have been excluded in the computation of comparable-store sales.

     Sales decreased to $5,237 million, or by 3.7 percent as compared with 2007. Excluding the effect of foreign currency fluctuations, sales declined 4.0 percent as compared with 2007. Comparable-store sales decreased by 3.2 percent.

     Sales of $5,437 million in 2007 decreased by 5.4 percent from sales of $5,750 million in 2006. Excluding the effect of foreign currency fluctuations, sales declined 7.6 percent as compared with 2006. Comparable-store sales decreased by 6.3 percent.

Gross Margin

     Gross margin as a percentage of sales was 27.9 percent in 2008 increasing 180 basis points as compared with 2007. The increase in the gross margin represented an increase of 230 basis points in the merchandise margin rate reflecting lower markdowns. Lower sales in 2008 resulted in the occupancy rate increasing by 50 basis points, as a percentage of sales. The effect of reduced vendor allowances was not significant as compared with 2007.

     Gross margin as a percentage of sales was 26.1 percent in 2007 declining 410 basis points as compared with 2006. Gross margin, as a percentage of sales, was negatively affected primarily by incremental markdowns, of 180 basis points, taken to liquidate slow-moving and excess inventory and the effect of reduced vendor allowances, which negatively affected gross margin by approximately 60 basis points, as compared with 2006. Lower sales in 2007 resulted in the occupancy rate increasing by 160 basis points, as a percentage of sales.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses decreased by $2 million to $1,174 million in 2008, or by 0.2 percent, as compared with 2007. SG&A as a percentage of sales increased to 22.4 percent as compared with 21.6 percent in 2007. The increase in SG&A as a percentage of sales is due to the decline in sales. Excluding the effect of foreign currency fluctuations in 2008, SG&A decreased by $9 million. This decrease reflects lower divisional expenses reflecting fewer stores, offset, in part, by an increase in corporate expenses primarily related to increased incentive compensation.

      SG&A expenses increased by $13 million to $1,176 million in 2007, or by 1.1 percent, as compared with 2006. SG&A as a percentage of sales increased to 21.6 percent as compared with 20.2 percent in 2006. The increase in SG&A as a percentage of sales is due to the decline in sales. Excluding the effect of foreign currency fluctuations and the 53rd week in 2006, SG&A decreased by $2 million. This decrease primarily reflected savings associated with operating fewer stores, as well as controlling variable expenses as compared with the prior-year period.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

     Corporate expense increased by $28 million to $87 million in 2008 as compared with 2007. Depreciation and amortization included in corporate expense amounted to $13 million in 2008 and $14 million in 2007. Corporate expense for 2008 includes a $3 million other-than-temporary impairment charge related to a short-term investment and a $15 million impairment charge related to the Northern Group note receivable. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note, which was scheduled to be repaid on September 28, 2008. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement was not likely. Excluding these charges, corporate expense increased by $10 million, which is primarily related to increased incentive compensation.

     Corporate expense decreased by $9 million to $59 million in 2007 as compared with 2006. Depreciation and amortization included in corporate expense amounted to $14 million in 2007 and $22 million in 2006, the decrease reflecting certain software assets, which were fully depreciated. Excluding the change in corporate expense related to depreciation and amortization, corporate expense declined primarily due to reduced incentive compensation expense.

Depreciation and Amortization

     Depreciation and amortization of $130 million decreased by 21.7 percent in 2008 from $166 million in 2007. This decrease primarily reflects the effect of the 2007 impairment charges offset, in part, by increased depreciation and amortization related to the Company’s capital spending. The effect of foreign currency fluctuations was not significant. Due to the 2008 impairment charges, the Company expects that its 2009 depreciation and amortization expense will be approximately $15 million lower than 2008.

     Depreciation and amortization of $166 million decreased by 5.1 percent in 2007 from $175 million in 2006. This decrease primarily reflects reduced software amortization of $8 million as assets became fully depreciated and reduced depreciation and amortization associated with the third quarter 2007 impairment charge. These decreases were offset, in part, by the effect of foreign currency fluctuations, which increased depreciation and amortization expense by $3 million, and increased depreciation and amortization related to the Company’s capital spending.

Interest Expense, Net

	2008	2007	2006
	(in millions)
Interest expense	$16	$21	$23
Interest income	(11)	(20)	(20)
Interest expense, net	$5	$1	$3
Weighted-average interest rate (excluding facility fees):
Long-term debt	6.2%	8.0%	7.8%

     Interest expense of $16 million decreased by 23.8 percent in 2008 compared to $21 million in 2007. The reduction in interest expense primarily relates to the repayment of the term loan in May 2008 and the purchases and retirements of $6 million and $5 million in 2008 and 2007, respectively, of the Company’s 8.50 percent debentures. The Company did not have any short-term borrowings for any of the periods presented. Interest rate swap agreements reduced interest expense in 2008 by approximately $2 million, while the cross currency swaps increased interest expense by $3 million. Interest income of $11 million declined from $20 million in 2007. Interest income is generated through the investment of cash equivalents and short-term investments. The decline in interest income reflects the lower interest income on cash, cash equivalents and short-term investments, which totaled $10 million in 2008 and $16 million in 2007. Additionally, the Company did not record accretion income related to the Northern Group note, which in the prior year totaled $2 million.

     Interest expense of $21 million decreased by 8.7 percent in 2007 as compared with $23 million in 2006. The reduction in interest expense primarily relates to the purchases and retirements of $5 million and $38 million in 2007 and 2006, respectively, of the Company’s 8.50 percent debentures. Interest rate swap agreements did not significantly affect interest expense in 2007. Interest income of $20 million remained unchanged from 2006. Interest income related to cash, cash equivalents and short-term investments was $16 million in 2007 and $14 million in 2006. Interest income on the Northern Group note amounted to $2 million in both 2007 and 2006. Income from the cross currency swaps totaled $1 million in 2007 as compared with $3 million in 2006.

Other Income

     Other income of $8 million in 2008 includes a net gain of $4 million, which is comprised of the changes in fair value, realized gains and premiums paid on foreign currency contracts. The Company uses these derivatives to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Additionally, 2008 includes a $3 million gain on lease terminations related to two lease interests in Europe.

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

Income Taxes

     The effective tax rate for 2008 was a benefit of 20.8 percent as compared with a benefit of 187.0 percent in the prior year. The effective income tax rate changed primarily due to the effect of goodwill impairment, a portion of which is not deductible for tax purposes, the prior year valuation allowance adjustment, and to a lesser extent, the mix of U.S. and international profits.

     The effective tax rate for 2007 was a benefit of 187.0 percent as compared with expense of 36.9 percent in the prior year. The change in the rate is primarily due to the $62 million valuation allowance adjustment (net of deferred costs) relating to Canadian tax depreciation and tax loss carryforwards, the change in the mix of U.S. and international profits, and the impairment charges relating to the Company’s U.S. operations.

Segment Information

     The Company has seven reporting units, as defined under SFAS No. 142, “Goodwill and Other Intangible Assets.” A reporting unit is defined as an operating segment or one level below an operating segment. Although we have seven reporting units, they have been aggregated into two operating segments for segment reporting purposes, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     The Company evaluates performance based on several factors, the primary financial measure of which is division profit. Division (loss) profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Athletic Stores

	2008	2007	2006
	(in millions)
Sales	$4,847	$5,071	$5,370
Division (loss) profit	$(59)	$(27)	$405
Division (loss) profit margin	(1.2)%	(0.5)%	7.5%
Number of stores at year end	3,641	3,785	3,942
Selling square footage (in millions)	8.09	8.50	8.74
Gross square footage (in millions)	13.50	14.12	14.55

2008 compared with 2007

     Athletic Stores sales of $4,847 million decreased 4.4 percent in 2008, as compared with $5,071 million in 2007. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased by 4.8 percent in 2008. Comparable-store sales for the Athletic Stores segment declined 3.6 percent as compared with prior year. The decline in sales for the year ended January 31, 2009 was primarily related to the domestic operations as the result of a decline in mall traffic and consumer spending in general. Excluding the effect of foreign currency fluctuations, sales in Europe decreased low single digits in 2008 as compared with 2007. The sales of low profile styles negatively affected the first three quarters of 2008. However, during the fourth quarter of 2008 sales of higher-priced marquee footwear and apparel increased, which more than offset the sales decline related to the low profile footwear styles.

     Athletic Stores reported a loss of $59 million in 2008 as compared with a loss of $27 million in 2007 which was primarily attributable to the U.S. operations. Included in the results for 2008 and 2007 are impairment charges and store closing costs totaling $241 million and $128 million, respectively. Athletic Stores division loss for 2008 includes a $167 million goodwill impairment charge, a $67 million write-down of long-lived assets such as store fixtures and leasehold improvements for 868 stores at the Company’s U.S. store operations pursuant to SFAS No. 144, $5 million of exit costs related to the closure of underperforming stores comprising primarily lease terminations in accordance with SFAS No. 146, and $2 million in other intangible impairment charges related to its tradenames. The Company performs its annual impairment test as of the beginning of each year, however due to the macroeconomic conditions affecting retail and the significant decline in the Company’s common stock and market capitalization, plus a reasonable control premium, in relation to the book value, the Company determined that a triggering event had occurred and, therefore, performed an interim impairment test. The fair value of the four reporting units containing goodwill was determined under step 1 of the goodwill impairment test based on a weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a guideline company methodology under the market approach. Based on this testing, the Company determined that the fair values, as determined under step 1 as described above, was less than the carrying values of the Foot Locker, Kids Foot Locker and Footaction reporting unit and the Champs Sports reporting unit. Accordingly, the Company performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the goodwill of these two reporting units was fully impaired, resulting in a non-cash impairment charge of $167 million. There were no goodwill impairment charges in 2007 or 2006. Excluding the impairment charges and store exit costs from both 2008 and 2007, division profit would have increased to $182 million in 2008 from $101 million in 2007. This increase in division profit primarily related to the domestic divisions as a result of lower promotional markdowns and reduced depreciation and amortization expense.

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

     Athletic Stores reported a loss of $27 million in 2007 as compared with a profit of $405 million in 2006. The decrease in division profit was attributable to the U.S. operations. The decline in the U.S. operations was offset, in part, by increases in most international formats. Included in the Athletic Stores division results for 2007 are non-cash impairment charges of $117 million to write-down long-lived assets such as store fixtures and leasehold improvements for 1,395 stores at the Company’s U.S. store operations pursuant to SFAS No. 144, consistent with the Company’s recoverability of long-lived assets policy. Additionally, in 2007, the Company identified unproductive stores for closure; accordingly, the Company evaluated the recoverability of long-lived assets considering the revised estimated future cash flows. The Company recorded an additional non-cash impairment charge of $7 million as a result of this analysis. Exit costs related to 33 stores that closed during 2007, comprising primarily lease termination costs of $4 million, were recognized in accordance with SFAS No. 146.

Direct-to-Customers

	2008	2007	2006
	(in millions)
Sales	$390	$364	$380
Division profit	$43	$40	$45
Division profit margin	11.0%	11.0%	11.8%

2008 compared with 2007

     Direct-to-Customers sales increased 7.1 percent to $390 million in 2008, as compared with $364 million in 2007, reflecting a comparable-sales increase of 1.0 percent and additional sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 12.2 percent to $322 million, as compared with 2007. Catalog sales decreased by 11.7 percent to $68 million in 2008 from $77 million in 2007. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet.

     The Direct-to-Customers business generated division profit of $43 million in 2008, as compared with $40 million in 2007. Division profit, as a percentage of sales, was 11.0 percent in 2008 and 2007. The increase in division profit reflects the accretive effect of the acquisition of CCS.

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

Liquidity and Capital Resources

Liquidity

     Generally, the Company’s primary source of cash has been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, management information systems and other support facilities, and to fund general working capital requirements.

     Management believes its cash, cash equivalents and future operating cash flow from operations will be adequate to fund its working capital requirements, capital expenditures, retirement plan contributions, anticipated quarterly dividend payments, interest payments, potential share repurchases, and other cash requirements to support the development of its short-term and long-term operating strategies. The Company may also from time to time seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     During 2008 the Company had $75 million of cash from its international operations invested in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”). This surplus cash was not required or used for daily operations. The Company requested a full redemption on September 16, 2008. At that time, the Company was informed by the Reserve Management Company, the Fund’s investment advisor, that the redemption trades would be honored at a $1.00 per share net asset value. Although the Company received a partial distribution of $49 million in the fourth quarter of 2008, the Company has not received information as to when the remaining amount of its redemption request will be paid. Litigation, to which the Company is not a party, exists that involves how the remaining assets of the Fund should be distributed. Therefore, there is a risk that the Company could receive less than the $1.00 per share net asset value. As a result, during the third quarter of 2008, the Company recognized an impairment loss of $3 million to reflect a decline in fair value that is other-than-temporary. Based on the maturities of the underlying investments in the Fund and the current status of the redemption process, the Company reclassified $23 million (net of the impairment charge of $3 million) from “Cash and cash equivalents” to “Short-term investments” in the Consolidated Balance Sheet as of January 31, 2009. We believe that we have adequate liquidity to meet our business needs through our existing cash balances, our ability to generate cash flows through operations, and the amounts available to borrow under our revolving credit facility.

     Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 80 percent in 2008 and 77 percent in 2007 of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 64 percent in 2008 and 56 percent in 2007 was purchased from one vendor — Nike, Inc.

     Planned capital expenditures for 2009 are approximately $100 million,of which $77 million relates to modernizations of existing stores and new store openings, and $23 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

     The Company has contributed $8 million to its U.S. pension plan in February 2009. Due to the pension plan asset performance experienced for the year ended January 31, 2009, the Company may make additional contributions during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the plan asset performance for the balance of the year and any statutory or regulatory changes that may occur.

     Any material adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases, and risks associated with foreign global sourcing or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

Cash Flow

     Operating activities from continuing operations provided cash of $383 million in 2008 as compared with $283 million in 2007. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. During 2008, the Company recorded non-cash impairment charges and store closing program costs of $259 million primarily related to its domestic operations. Merchandise inventories represented a $128 million source of cash in 2008 as inventory purchases were reduced to keep inventory levels in line with sales. Additionally, the Company contributed $6 million to its Canadian qualified pension plan.

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

     Net cash used by investing activities of the Company’s continuing operations was $272 million in 2008 as compared with $117 million provided by investing activities in 2007. The net cash used by investing activities for 2008 reflects the asset purchase from dELiA*s, Inc. of CCS for $106 million (including capitalized acquisition costs). Investing activities in 2008 also included a $3 million gain related to the sale of two lease interests in Europe. The Company did not purchase or sell short-term investments during 2008. However, reflected in investing activities is the reclassification of $23 million from cash and cash equivalents to short-term investments representing the remaining money market investment. Capital expenditures of $146 million in 2008 and $148 million in 2007 primarily related to store remodeling and new stores.

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

     Net cash used in financing activities of continuing operations was $185 million in 2008 as compared with $138 million in 2007. During 2008, the Company reduced its long-term debt by repaying the balance of its term loan of $88 million. Additionally, the Company purchased and retired $6 million of its $200 million 8.50 percent debentures payable in 2022. The Company declared and paid dividends totaling $93 million in 2008 and $77 million in 2007. During 2008 and 2007, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $2 million and $9 million, respectively.

     Net cash used in financing activities of continuing operations was $138 million in 2007 as compared with $142 million in 2006. During 2007, the Company repaid $2 million of its term loan, purchased and retired $5 million of its 8.50 percent debentures payable in 2022, and repaid and retired its $14 million Industrial Revenue Bond, which was accounted for as capital lease. The Company recorded an excess tax benefit related to stock-based compensation of $1 million as a financing activity. The Company declared and paid dividends totaling $77 million in 2007 and $61 million in 2006. During 2007 and 2006, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $9 million and $12 million, respectively. During 2007, the Company purchased 2,283,254 shares of its common stock for approximately $50 million.

Capital Structure

May 2008 Amended Credit Agreement

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

     The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, which provides that if at the end of any fiscal quarter minimum liquidity, as defined in the Credit Agreement, is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year is $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement provides that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement provides for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets. The Company was in compliance with all covenants on January 31, 2009.

     During 2008, the Company purchased and retired $6 million of the $200 million 8.50 percent debentures payable in 2022, bringing the outstanding balance to $123 million, excluding the fair value of the interest rate swap, for the year ended January 31, 2009. The fair value of the interest rate swaps, included in other assets, was approximately $19 million and the carrying value of the 8.50 debentures was increased by the corresponding amount.

March 2009 New Credit Agreement

     On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 (the “New Credit Agreement”), which replaces the existing Credit Agreement. The New Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. The New Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. However, no material covenants or payment restrictions exist until the Company is borrowing under the agreement and, in that event, the restrictions may vary depending upon the level of borrowings.

Credit Rating

     As of March 30, 2009, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB- and Ba3, respectively. Additionally, as of March 30, 2009, Moody’s Investor Services has rated the Company’s senior unsecured notes B1.

Debt Capitalization and Equity

     For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 4 percent to 13 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies. The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2008	2007
	(in millions)
Long-term debt	$142	$221
Present value of operating leases	1,952	2,126
Total debt including the present value of operating leases	2,094	2,347
Less:
Cash and cash equivalents	385	488
Short-term investments	23	5
Total net debt including the present value of operating leases	1,686	1,854
Shareholders’ equity	1,924	2,261
Total capitalization	$3,610	$4,115
Total net debt capitalization percent including the present value of
operating leases	46.7%	45.1%
Net debt capitalization percent	—%	—%

     The Company reduced debt by $94 million (this reduction was offset by a $15 million increase in the fair value of the interest rate swaps), and decreased cash, cash equivalents, and short-term investments by $85 million during 2008. Additionally, the present value of the operating leases decreased by $174 million representing store closures and the effect of foreign currency fluctuations primarily related to the euro. Including the present value of operating leases, the Company’s net debt capitalization percent increased 160 basis points in 2008. The decrease in shareholders’ equity of $337 million in 2008 relates to the following: net loss of $80 million, $93 million in dividends paid, $12 million related to stock plans, and a decrease of $83 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar. In addition, as required by SFAS No. 158, during 2008 the Company recognized, within accumulated other comprehensive loss, amortization of prior service costs and net actuarial gains and losses, as well as an additional charge representing the change in the funded status of the pension and postretirement plans, which totaled $91 million after-tax.

Contractual Obligations and Commitments

     The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments as of January 31, 2009:

		Payments Due by Period
		Less than	2 – 3	3 – 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt(1)	$142	$—	$—	$—	$142
Operating leases(2)	2,567	456	805	587	719
Other long-term liabilities(3)	35	11	—	—	24
Total contractual cash obligations	$2,744	$467	$805	$587	$885
____________________

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, excluding interest. Additional information is included in the “Long-Term Debt” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.

(3)	The Company’s other liabilities in the Consolidated Balance Sheet as of January 31, 2009 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. The amounts presented in the table comprises the Company’s February 2009 pension plan contributions of $11 million and the liability related to the European net investment hedge of $24 million. Other than these liabilities, other amounts have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known have not been included as they are minimal and not useful to the presentation. Additional information is included in the “Other Liabilities,” “Financial Instruments and Risk Management,” and “Retirement Plans and Other Benefits” notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Total	Amount of Commitment Expiration by Period
	Amounts	Less than	2 – 3	3 – 5	After 5
Other Commercial Commitments	Committed	1 Year	Years	Years	Years
	(in millions)
Line of credit	$166	$—	$166	$—	$—
Standby letters of credit	9	—	9	—	—
Purchase commitments(4)	1,462	1,462	—	—	—
Other(5)	69	26	34	9	—
Total commercial commitments	$1,706	$1,488	$209	$9	$—
____________________

(4)	Represents open purchase orders, as well other commitments for merchandise purchases, at January 31, 2009. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.

(5)	Represents payments required by non-merchandise purchase agreements and minimum royalty requirements.

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

Critical Accounting Policies

     Management’s responsibility for integrity and objectivity in the preparation and presentation of the Company’s financial statements requires diligent application of appropriate accounting policies. Generally, the Company’s accounting policies and methods are those specifically required by U.S. generally accepted accounting principles. Included in the “Summary of Significant Accounting Policies” note in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the Company’s most significant accounting policies. In some cases, management is required to calculate amounts based on estimates for matters that are inherently uncertain. The Company believes the following to be the most critical of those accounting policies that necessitate subjective judgments.

Business Combinations

     The Company accounts for acquisitions of other businesses in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that the Company record the net assets of acquired businesses at fair value, and make estimates and assumptions to determine the fair value of these acquired assets and liabilities. The Company allocates the purchase price of acquired businesses based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company. Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill.

Merchandise Inventories

     Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method (“RIM”). The RIM is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The RIM is a system of averages that requires management’s estimates and assumptions regarding markups, markdowns and shrink, among others, and as such, could result in distortions of inventory amounts.

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

Vendor Reimbursements

     In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 30 basis points to the 2008 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and they contributed 10 basis points to the 2008 gross margin rate.

     The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 38 percent of total advertising costs in 2008 and approximately 12 percent of catalog costs in 2008.

Impairment of Long-Lived Assets, Goodwill and Other Intangibles

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results. During 2008, the Company recorded non-cash impairment charges totaling $67 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for the Company’s U.S. store operations pursuant to SFAS No. 144.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment review of its goodwill and intangible assets with indefinite lives if impairment indicators arise and, at a minimum, annually. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

     The Company assigned discount rates ranging from 12 to 14 percent for the four reporting units. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable and are consistent with prior valuations.

     Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, as mentioned above. The fair values of purchased intangible assets are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

     We consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. In the last few months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization. Accordingly, we concluded that a triggering event had occurred. During the fourth quarter of 2008, the Company performed an analysis of its goodwill and other intangibles.

     Based on the results of step one, the fair values of the Direct-to-Customers and Foot Locker Europe reporting units exceeded their carrying values, indicating that there was no impairment of goodwill at these reporting units. The discount rates would have to be increased to over 17 percent before the fair values of these reporting units would be less than their carrying values. The Company does not believe the resulting discount rates would be reasonable relative to the risks associated with the future cash flows of these reporting units. The results of both the income and market approaches indicated that the fair values were in excess of the carrying values. The Company has applied these approaches consistent with prior valuations.

     However, the fair values of the Foot Locker, Kids Foot Locker and Footaction reporting unit and the Champs Sports reporting unit indicated a potential impairment. The decline in the fair values of these reporting units reflected lower expected sales and cash flows as a result of the macroeconomic environment and uncertainty around future cash flows. The Company completed the second step where the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. Accordingly, the Company determined that the goodwill assigned to these reporting units were fully impaired. Additionally, the Company performed a reconciliation of its market capitalization to the total fair value. The principal reconciling item was ascribed to a control premium associated with the consolidated businesses that would not be reflected in public market trading prices.

     The Company’s review of goodwill and other intangibles resulted in impairment charges totaling $169 million.

Share-Based Compensation

     The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 3 to 5 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 2 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

Pension and Postretirement Liabilities

     The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, and mortality among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes that its estimates for 2008, as disclosed in the “Retirement Plans and Other Benefits” note in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable.

     Long-Term Rate of Return Assumption - The expected long-term rate of return on invested pension plan assets is a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The Company’s common stock represented approximately one percent of the total pension plans’ assets at January 31, 2009.

     The weighted-average long-term rate of return used to determine 2008 pension expense was 8.17 percent. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2008 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into the plans’ expense over time.

     Discount Rate - An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s U.S. benefit obligations as of January 31, 2009 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations as of January 31, 2009 was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

     The weighted-average discount rates used to determine the 2008 benefit obligations related to the Company’s pension and postretirement plans were 6.22 percent and 6.20 percent, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation as of January 31, 2009 of the pension plans by approximately $24 million and the effect on the postretirement plan would not be significant. Such a decrease would not have significantly changed 2008 pension expense or postretirement income.

     There is limited risk to the Company for increases in health care costs related to the postretirement plan as, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

     The Company expects to record postretirement income of approximately $6 million and pension expense of approximately $18 million in 2009.

Income Taxes

     In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2008 would have resulted in a $10 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or increase.

     The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

     The Company expects its 2009 effective tax rate to range from 36 to 37 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United States as compared with international operations.

Recent Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have an affect on its Consolidated Financial Statements.

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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a significant effect on its financial statement disclosures.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP 142-3 will have a significant effect on its financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS No. 162 on the effective date of November 13, 2008 and it did not have any impact on the Company’s Consolidated Financial Statements.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its reporting of earnings per share.

     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), which amends SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating FSP FAS No. 132(R)-1 and does not expect it will have a significant impact on its Consolidated Financial Statements.

Disclosure Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business plans effectively with regard to each of its business units, risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information regarding interest rate risk management and foreign exchange risk management is included in the “Financial Instruments and Risk Management” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the Consolidated Financial Statements, effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” In addition, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” as of February 3, 2008, for the fair value measurements of all financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting.

New York, New York
March 30, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006
	(in millions, except per share amounts)
Sales	$5,237	$5,437	$5,750
Costs and expenses
Cost of sales	3,777	4,017	4,014
Selling, general and administrative expenses	1,174	1,176	1,163
Depreciation and amortization	130	166	175
Impairment charges and store closing program costs	259	128	17
Interest expense, net	5	1	3
	5,345	5,488	5,372
Other income	(8)	(1)	(14)
	5,337	5,487	5,358
(Loss) income from continuing operations before income taxes	(100)	(50)	392
Income tax (benefit) expense	(21)	(93)	145
(Loss) income from continuing operations	(79)	43	247

(Loss) income on disposal of discontinued operations,
net of income tax expense (benefit) of $—, $1, and $1, respectively	(1)	2	3
Cumulative effect of accounting change,
net of income tax benefit of $—	—	—	1
Net (loss) income	$(80)	$45	$251

Basic earnings per share:
(Loss) income from continuing operations	$(0.52)	$0.29	$1.59
Income from discontinued operations	—	0.01	0.02
Cumulative effect of accounting change	—	—	0.01
Net (loss) income	$(0.52)	$0.30	$1.62

Diluted earnings per share:
(Loss) income from continuing operations	$(0.52)	$0.28	$1.58
Income from discontinued operations	—	0.01	0.02
Cumulative effect of accounting change	—	—	—
Net (loss) income	$(0.52)	$0.29	$1.60

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	2008	2007	2006
	(in millions)
Net (loss) income	$(80)	$45	$251
Other comprehensive (loss) income, net of tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	(83)	56	27

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	1	—

Minimum pension liability adjustment:
Minimum pension liability adjustment, net of deferred tax expense
of $—, $— and $120 million, respectively	—	—	181
Pension and postretirement plan adjustments, net of income tax
benefit of $62, $11, and $— million, respectively	(99)	(20)	—
Unrealized loss on available-for-sale securities	(3)	(2)	—

Comprehensive (loss) income	$(264)	$80	$459

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2008	2007
	(in millions)
ASSETS

Current assets
Cash and cash equivalents	$385	$488
Short-term investments	23	5
Merchandise inventories	1,120	1,281
Other current assets	236	289
	1,764	2,063
Property and equipment, net	432	521
Deferred taxes	358	239
Goodwill	144	266
Other intangible assets, net	113	96
Other assets	66	58
	$2,877	$3,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$187	$233
Accrued and other liabilities	231	278
	418	511
Long-term debt	142	221
Other liabilities	393	250
Total liabilities	953	982
Shareholders’ equity	1,924	2,261
	$2,877	$3,243

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	158,997	$676	157,810	$653	157,280	$635
Restricted stock issued under stock option and award plans	245	—	513	—	—	(3)
Forfeitures of restricted stock	—	2	—	—	—	—
Share-based compensation expense	—	9	—	10	—	10
Issued under director and employee stock plans, net of tax	357	4	674	13	530	11
Issued at end of year	159,599	691	158,997	676	157,810	653
Common stock in treasury at beginning of year	(4,523)	(99)	(2,107)	(47)	(1,776)	(38)
Reissued under employee stock plans	—	—	—	—	122	3
Restricted stock issued under stock option and award plans	—	—	—	—	157	3
Forfeitures/cancellations of restricted stock	(90)	(2)	(25)	—	(30)	(1)
Shares of common stock used to satisfy tax
withholding obligations	(65)	(1)	(95)	(2)	(241)	(6)
Stock repurchases	—	—	(2,283)	(50)	(334)	(8)
Exchange of options	(3)	—	(13)	—	(5)	—
Common stock in treasury at end of year	(4,681)	(102)	(4,523)	(99)	(2,107)	(47)
	154,918	589	154,474	577	155,703	606
Retained Earnings
Balance at beginning of year		1,754		1,785		1,601
Cumulative effect of adjustments resulting from
the adoption of SAB 108		—		—		(6)
Cumulative effect of adjustments resulting from
the adoption of FIN 48, net of tax (see note 1)		—		1		—
Adjusted balance at beginning of year		1,754		1,786		1,595
Net (loss) income		(80)		45		251
Cash dividends declared on common stock
$0.60, $0.50 and $0.40 per share, respectively		(93)		(77)		(61)
Balance at end of year		1,581		1,754		1,785
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		93		37		10
Translation adjustment arising during the period, net of tax		(83)		56		27
Balance at end of year		10		93		37
Cash Flow Hedges
Balance at beginning of year		1		—		—
Change during year, net of tax		1		1		—
Balance at end of year		2		1		—
Minimum Pension Liability Adjustment
Balance at beginning of year		—		—		(181)
Change during year, net of tax		—		—		181
Balance at end of year		—		—		—
Pension Adjustments
Balance at beginning of year		(162)		(133)		—
Adoption of SFAS No. 158		—		—		(133)
Change during year, net of tax		(91)		(29)		—
Balance at end of year		(253)		(162)		(133)
Available-for-Sale Securities
Balance at beginning of year		(2)		—		—
Change during the year, without tax benefit		(3)		(2)		—
Balance at end of year		(5)		(2)		—
Total Accumulated Other Comprehensive Loss		(246)		(70)		(96)
Total Shareholders’ Equity		$1,924		$2,261		$2,295

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(in millions)
From Operating Activities
Net (loss) income	$(80)	$45	$251
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Discontinued operations, net of tax	(1)	(2)	(3)
Non-cash impairment charges and store closing program costs	259	124	17
Cumulative effect of accounting change, net of tax	—	—	(1)
Depreciation and amortization	130	166	175
Share-based compensation expense	9	10	10
Deferred income taxes	(44)	(129)	21
Change in assets and liabilities:
Merchandise inventories	128	55	(38)
Accounts payable and other accruals	(43)	(36)	(103)
Qualified pension plan contributions	(6)	—	(68)
Income taxes	(7)	14	(3)
Other, net	36	36	(69)
Net cash provided by operating activities of continuing operations	383	283	189
From Investing Activities
Business acquisition	(106)	—	—
Gain from lease termination	3	1	4
Gain from insurance recoveries	—	1	4
Reclassification of cash equivalents to short-term investments	(23)	—	—
Purchases of short-term investments	—	(1,378)	(1,992)
Sales of short-term investments	—	1,620	2,041
Capital expenditures	(146)	(148)	(165)
Proceeds from investment and note	—	21	—
Net cash (used in) provided by investing activities of continuing operations	(272)	117	(108)
From Financing Activities
Reduction in long-term debt	(94)	(7)	(86)
Repayment of capital lease	—	(14)	(1)
Dividends paid on common stock	(93)	(77)	(61)
Issuance of common stock	2	9	9
Treasury stock reissued under employee stock plans	—	—	3
Purchase of treasury shares	—	(50)	(8)
Tax benefit on stock compensation	—	1	2
Net cash used in financing activities of continuing operations	(185)	(138)	(142)
Net Cash Used In operating activities of Discontinued Operations	—	—	(8)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	(29)	5	1
Net Change in Cash and Cash Equivalents	(103)	267	(68)
Cash and Cash Equivalents at Beginning of Year	488	221	289
Cash and Cash Equivalents at End of Year	$385	$488	$221
Cash Paid During the Year:
Interest	$11	$18	$20
Income taxes	$64	$52	$133

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

Reporting Year

     The reporting period for the Company is the Saturday closest to the last day in January. Fiscal 2008 represents the 52 weeks ending January 31, 2009. Fiscal year 2007 represents the 52 weeks ended February 2, 2008. Fiscal year 2006 represented the 53 weeks ended February 3, 2007. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

     The Company sells gift cards to its customers; the cards do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $5 million in 2008, $4 million in 2007, and $7 million in 2006. Unredeemed gift cards are recorded as a current liability.

Statement of Cash Flows

     The Company has selected to present the operations of the discontinued businesses as one line in the Consolidated Statements of Cash Flows. For all the periods presented this caption includes only operating activities.

Store Pre-Opening and Closing Costs

     Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less the sublease rental income, is provided for once the store ceases to be used, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs and Sales Promotion

     Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising reimbursements earned for the launch and promotion of certain products is agreed upon with vendors and is recorded in the same period as the associated expense is incurred. In accordance with EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration from a Vendor,” the Company accounts for reimbursements received in excess of expenses incurred related to specific, incremental, identifiable advertising, as a reduction to the cost of merchandise and is reflected in cost of sales as the merchandise is sold.

     Advertising costs, which are included as a component of selling, general and administrative expenses were as follows:

	2008	2007	2006
	(in millions)
Advertising expenses	$106.8	$105.9	$92.5
Cooperative advertising reimbursements	(40.2)	(34.8)	(23.0)
Net advertising expense	$66.6	$71.1	$69.5

Catalog Costs

     Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and is recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3.1 million and $4.0 million at January 31, 2009 and February 2, 2008, respectively.

     Catalog costs, which are included as a component of selling, general and administrative expenses were as follows:

	2008	2007	2006
	(in millions)
Catalog costs	$48.0	$45.6	$47.0
Cooperative reimbursements	(4.1)	(3.8)	(3.5)
Net catalog expense	$43.9	$41.8	$43.5

Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the weighted-average number of common shares outstanding during the period plus dilutive common stock equivalents, such as stock options and awards. The computation of earnings per share is as follows:

	2008	2007	2006
	(in millions)
Net income (loss) from continuing operations	$(79)	$43	$247

Weighted-average common shares outstanding	154.0	154.0	155.0

Basic Earnings per share	$(0.52)	$0.29	$1.59

Weighted-average common shares outstanding	154.0	154.0	155.0
Stock options and awards	—	1.6	1.8
Weighted-average common shares outstanding
assuming dilution	154.0	155.6	156.8

Diluted earnings per share	$(0.52)	$0.28	$1.58

     Options to purchase 4.8 million, 3.4 million, and 2.8 million shares of common stock as of January 31, 2009, February 2, 2008, and February 3, 2007, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Additionally, due to a loss reported for the year ended January 31, 2009, options and awards of 1.2 million shares of common stock were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

Share-Based Compensation

     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and related interpretations, (“SFAS No. 123(R)”) to account for stock-based compensation. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards. During 2006, the Company recorded a cumulative effect of a change in accounting of $1 million to reflect estimated forfeitures for prior periods related to the Company’s nonvested restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company recognized compensation cost of restricted stock awards over the vesting term based upon the fair value of the Company’s common stock at the date of grant. Forfeitures were recorded as they occurred, however under SFAS No. 123(R), an estimate of forfeitures is required to be included over the vesting term. Under SFAS No. 123(R), the Company will continue to recognize compensation expense over the vesting term, net of estimated forfeitures. See note 25 for information on the assumptions the Company used to calculate the fair value of stock-based compensation.

     Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit cards transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents at January 31, 2009 and February 2, 2008 were $331 million and $472 million, respectively.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 31, 2009, the Company’s short-term investment was $23 million, which represents the fair value of its investment in the Reserve International Liquidity Fund, Ltd., a money market fund. See note 4 for further discussion on this investment.

Merchandise Inventories and Cost of Sales

     Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. The retail inventory method is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. Merchandise inventories of the Direct-to-Customers business are valued at the lower of cost or market using weighted-average cost, which approximates FIFO. Transportation, distribution center, and sourcing costs are capitalized in merchandise inventories. In accordance with SFAS No. 151, “Inventory Costs- An Amendment of ARB 43, Chapter 4,” the Company expenses, in the period incurred, the freight associated with transfers between its store locations. The Company maintains an accrual for shrinkage based on historical rates.

     Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged product returns, markdown allowances and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy includes the amortization of amounts received from landlords for tenant improvements.

Property and Equipment

     Property and equipment are recorded at cost,less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of the project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included in property and equipment and was $23 million at January 31, 2009 and $22 million at February 2, 2008.

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

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company performs its annual impairment review as of the beginning of each fiscal year. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches.

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

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and cash equivalents, and other current receivables and payables, approximates fair value due to the short-term nature of these assets and liabilities.

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

Pension and Postretirement Obligations

     The discount rate selected to measure the present value of the Company’s U.S. benefit obligations as of January 31, 2009 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations as of January 31, 2009 was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

Insurance Liabilities

     The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $16 million and $17 million at January 31, 2009 and February 2, 2008, respectively. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for the year ended January 31, 2009 and was $1 million in both 2007 and 2006.

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

Recent Accounting Pronouncements Not Previously Discussed Herein

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have an affect on its Consolidated Financial Statements.

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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a significant effect on its financial statement disclosures.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP 142-3 will have a significant effect on its financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS No. 162 on the effective date of November 13, 2008 and it did not have any impact on the Company’s Consolidated Financial Statements.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently assessing the potential effect of FSP EITF 03-6-1 on its reporting of earnings per share.

     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), which amends SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating FSP FAS No. 132(R)-1 and does not expect it will have a significant impact on its Consolidated Financial Statements.

2. Immaterial Revision of Previously Issued Financial Statements

     The 2007 results as presented in this Annual Report have been corrected to reflect an immaterial revision to its fourth quarter and full year 2007 results in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The income tax benefit of $99 million related to continuing operations, as reported for the full year of 2007 within the Form 10-K, was overstated by $6 million. This overstatement comprises primarily five items. First, the Company understated its income taxes payable by $9 million due to incorrectly accounting for foreign dividend withholding taxes. Second, the Company noted that certain foreign currency fluctuations related to the tax assets and liabilities, totaling $5 million, should have been reflected as part of the foreign currency translation adjustment within accumulated other comprehensive loss. The Company had incorrectly reflected these foreign exchange movements within the income tax provision, thereby increasing the income tax provision erroneously. Third, the Company overstated the value of a portion of its Canadian deferred tax assets by $3 million as a result of using incorrect tax rates. Fourth, the Company understated a deferred tax liability of $2 million related to goodwill. Finally, various state and international depreciation corrections totaling $3 million were overstated in the income tax provision.

     The table below reflects these adjustments on each financial statement line item and per-share amounts affected:

	Year ended February 2, 2008
	As
	Originally
(in millions)	Reported	Revision	As Adjusted
Other current assets	$290	$(1)	$289
Deferred taxes	243	(4)	239
Total assets	3,248	(5)	3,243
Accrued expenses and other current liabilities	268	10	278
Other liabilities	255	(5)	250
Retained earnings	1,760	(6)	1,754
Accumulated other comprehensive loss	(66)	(4)	(70)
Total shareholders’ equity	2,271	(10)	2,261
Total liabilities and shareholders’ equity	$3,248	$(5)	$3,243

	Year ended February 2, 2008
	As
	Originally
(in millions)	Reported	Revision	As Adjusted
Loss from continuing operations before
income taxes	$(50)	$—	$(50)
Income tax benefit	(99)	6	(93)
Income from continuing operations	$49	$(6)	$43
Basic earnings per share:
Income from continuing operations	$0.32	$(0.03)	$0.29
Diluted earnings per share:
Income from continuing operations	$0.32	$(0.04)	$0.28

3. Acquisition

     The Company consummated its purchase of CCS from dELiA*s, Inc. on November 5, 2008. CCS is the leading direct-to-consumer retailer in the United States that sells skateboard and snowboard equipment, apparel, footwear and accessories through catalogs and the Internet. The Company’s consolidated results of operations include those of CCS beginning with the date that the acquisition was consummated. The Company believes that this acquisition will provide the Company with a unique growth opportunity, which supplements its current direct-to-customers operations.

     The Company integrated the CCS business into the Direct-to-Customers segment. The purchase price was $106 million and consisted of $103 million in cash consideration and $3 million of direct transaction costs. Direct costs include investment banking, legal and accounting fees, and other costs. The Company has allocated the purchase price based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company, with the remainder allocated to tax deductible goodwill. The purchase price allocation may be revised as more definitive facts and evidence become available. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. The allocation of the purchase price is detailed below:

(in millions)
Inventory	$13
Intangible assets
Tradenames – non-amortizing	25
Customer relationship – amortizing	21
Goodwill	47
Total purchase price	$106

4. Impairment Charges and Store Closing Program

Northern Group Note Impairment

     On January 23, 2001, the Company announced that it was exiting its Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received; however, the interest and payment terms remained unchanged. The CAD$15.5 million note was required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement was not likely. Accordingly, a non-cash impairment charge of $15 million was recorded during the first quarter of 2008 in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” This charge has been recorded with no tax benefit. The tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required.

     Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the Northern Group transaction and, therefore, retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. As of January 31, 2009, the Company estimates that its gross contingent lease liability is CAD$2 million. The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

Money Market Impairment

     On September 16, 2008, the Company requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”), totaling $75 million. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor, that the Company’s redemption trades would be honored at a $1.00 per share net asset value. Although the Company received a partial distribution of $49 million in the fourth quarter of 2008, the Company has not received information as to when the remaining amount of its redemption request will be paid. Litigation, to which the Company is not a party, exists that involves how the remaining assets of the Fund should be distributed. Therefore, there is a risk that the Company could receive less than the $1.00 per share net asset value. As a result during the third quarter of 2008, the Company recognized an impairment loss of $3 million to reflect a decline in fair value that is other-than-temporary. This charge was recorded with no tax benefit. This impairment is primarily related to the underlying securities of Lehman Brothers Holdings Inc. held in the Fund. Based on the maturities of the underlying investments in the Fund and the current status of the redemption process, the Company has reclassified $23 million (net of the impairment charge of $3 million) from “Cash and cash equivalents” to “Short-term investments” in the Consolidated Balance Sheet as of January 31, 2009.

Impairment of Goodwill and Other Intangible Assets

     The Company has seven reporting units, as defined under SFAS No. 142, “Goodwill and Other Intangible Assets.” A reporting unit is defined as an operating segment or one level below an operating segment. Only four of the reporting units contain goodwill, $118 million was allocated to the Foot Locker, Kids Foot Locker and Footaction reporting unit, $49 million was allocated to the Champs Sports reporting unit, $17 million was allocated to the Foot Locker Europe reporting unit, and $127 million was allocated to the Direct-to-Customers reporting unit. Although we have seven reporting units, they have been aggregated into two operating segments for segment reporting purposes, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     The Company performs its annual impairment test as of the beginning of each year; however, due to the significant decline in the Company’s common stock and market capitalization, in relation to the book value during the fourth quarter of 2008, the Company determined that a triggering event had occurred and performed an interim impairment test. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The fair value of the four reporting units containing goodwill was determined under step 1 of the goodwill impairment test based on an equal weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a guideline company methodology under the market approach. Based on this testing, the Company determined that the fair values, as determined under step 1 as described above, was less than the carrying values of the Foot Locker, Kids Foot Locker and Footaction reporting unit and the Champs Sports reporting unit. Accordingly, the Company performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of these two reporting units was fully impaired, resulting in a non-cash impairment charge of $167 million. There were no goodwill impairment charges in 2007 or 2006.

     Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. As a result of the impairment review related to long-lived assets and goodwill, the Company performed a review of its other intangible assets and recorded impairment charges in 2008 totaling $2 million related to trademarks of Footaction in the U.S. and Foot Locker in the Republic of Ireland, reflecting decreases in projected revenues.

Impairment of Assets and Store Closing Program

     In connection with the review of goodwill and other intangibles, the Company performed a store long-lived impairment test pursuant to SFAS No. 144 for its Foot Locker, Kids Foot Locker, and Footaction divisions. Additionally, in accordance with the Company’s store long-lived assets policy, the Company determined that triggering events had occurred during the fourth quarter of 2008 at its Lady Foot Locker and Champs Sports divisions. Accordingly, the Company evaluated the long-lived assets of those operations for impairment and recorded non-cash impairment charges of $67 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 868 stores at the Company’s U.S. store operations.

     During the year ended January 31, 2009, the Company closed 21 unproductive stores as part of the store closing program announced in 2007. Exit costs of $5 million for the year ended January 31, 2009, comprising primarily lease termination costs, were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     During 2007, the Company concluded that triggering events had occurred at its U.S. retail store divisions, comprising Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports. Accordingly, the Company evaluated the long-lived assets of those operations for impairment and recorded non-cash impairment charges of $117 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 1,395 stores at the Company’s U.S. store operations pursuant to SFAS No. 144. The Company recorded an additional non-cash impairment charge of $7 million in 2007 as a result of the decision to close 66 unproductive stores as part of a store closing program. Exit costs related to 33 stores, which closed during 2007, comprising primarily lease termination costs of $4 million, were recognized in accordance with SFAS No. 146.

     Under SFAS No. 144, store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

5. Segment Information

     The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 31, 2009, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company acquired CCS during the fourth quarter of 2008, the operations are presented within the Direct-to-Customers segment. The Company also operated the Family Footwear segment, which included the retail format under the Footquarters brand name through the second quarter of 2007. During the third quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores. The Company has concluded that the Footquarters store closings are not discontinued operations pursuant to SFAS No. 144.

     The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division (loss) profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Sales

	2008	2007	2006
	(in millions)
Athletic Stores	$4,847	$5,071	$5,370
Direct-to-Customers	390	364	380
Family Footwear	—	2	—
Total sales	$5,237	$5,437	$5,750

Operating Results

	2008	2007	2006
	(in millions)
Athletic Stores(1)	$(59)	$(27)	$405
Direct-to-Customers	43	40	45
Family Footwear(2)	—	(6)	—
	(16)	7	450
Restructuring income (charge)(3)	—	2	(1)
Division (loss) profit	(16)	9	449
Corporate expense(4)	(87)	(59)	(68)
Operating (loss) profit	(103)	(50)	381
Other income(5)	8	1	14
Interest expense, net	5	1	3
(Loss) income from continuing operations before income taxes	$(100)	$(50)	$392
____________________

(1)	The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment and store closing costs related to the Company’s U.S. operations. The year ended February 2, 2008 includes a $128 million charge representing impairment and store closing costs related to the Company’s U.S. operations. The year ended February 3, 2007 included a $17 million non-cash impairment charge related to the Company’s European operations.

(2)	During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to invest further in this business. These stores were converted to the Company’s other formats. Included in the operating loss of $6 million was approximately $2 million of costs associated with the removal of signage and the write-off of unusable fixtures.

(3)	During 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $2 million primarily due to favorable lease terminations. During 2006, the Company recorded a restructuring charge of $1 million, which represented a revision to the original estimate of the lease liability associated with the guarantee of The San Francisco Music Box Company distribution center. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(4)	Corporate expense for the year ended January 31, 2009 includes a $3 million other-than-temporary impairment charge related to a short-term investment and a $15 million impairment charge related to the Northern Group note receivable.

(5)	Other income in 2008 primarily reflects a $4 million net gain related to the Company’s foreign currency options contracts and $3 million gain on lease terminations related to two lease interests in Europe.

2007 includes a $1 million gain related to a final settlement with the Company’s insurance carriers of a claim related to a store damaged by fire in 2006 and a $1 million gain on the sale of two of its lease interests in Europe. These gains were offset primarily by premiums paid for foreign currency option contracts.

2006 includes a $4 million gain on lease terminations, a $8 million of insurance proceeds related to the 2005 hurricane, and a $2 million gain on debt repurchases.

	Depreciation and
	Amortization			Capital Expenditures			Total Assets
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions)
Athletic Stores	$111	$146	$147	$122	$125	$135	$1,889	$2,300	$2,374
Direct-to-Customers	6	6	6	6	7	4	297	197	195
	117	152	153	128	132	139	2,186	2,497	2,569
Corporate	13	14	22	18	16	26	691	746	680
Total Company	$130	$166	$175	$146	$148	$165	$2,877	$3,243	$3,249

     Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy, Canada, and France represent approximately 22, 18, and 14 percent, respectively, of the International category’s sales for the period ended January 31, 2009. No other individual country included in the International category is significant.

Sales

	2008	2007	2006
	(in millions)
United States	$3,768	$3,991	$4,356
International	1,469	1,446	1,394
Total sales	$5,237	$5,437	$5,750

Long-Lived Assets

	2008	2007	2006
	(in millions)
United States	$311	$368	$504
International	121	153	150
Total long-lived assets	$432	$521	$654

6. Other Income

     Other income was $8 million, $1 million and $14 million for 2008, 2007 and 2006, respectively. Included in other income are non-operating items, such as the effect of foreign currency option contracts, sales of lease interests and insurance proceeds. Other income in 2008 primarily reflects a $4 million net gain related to the Company’s foreign currency options contracts and a $3 million gain on lease terminations related to two lease interests in Europe.

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

7. Short-Term Investments

	2008	2007
	(in millions)
Money market investment	$23	$—
Auction rate security	—	5
	$23	$5

     The Company has classified its remaining investment in the Reserve International Liquidity Fund as a short-term investment as of January 31, 2009. The determination to classify the investment as short-term was based upon a review of the underlying assets and maturities of the Fund. With the liquidity issues experienced in the global credit and capital markets, the Company’s preferred stock auction rate security, having a face value of $7 million, has experienced failed auctions. For the years ended January 31, 2009 and February 2, 2008, the Company determined that a temporary impairment occurred and recorded charges of $3 million and $2 million, respectively, with no tax benefit, to accumulated other comprehensive loss. In the second quarter of 2008, the Company determined that due to the illiquid nature of this investment it should be classified as a non-current asset. Accordingly, the fair value of $2 million is recorded within other assets as of January 31, 2009.

     Based on the relatively small size of these investments and its ability to access cash and other short-term investments, and expected operating cash flows, the Company does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual.

8. Merchandise Inventories

	2008	2007
	(in millions)
LIFO inventories	$788	$907
FIFO inventories	332	374
Total merchandise inventories	$1,120	$1,281

     The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

9. Other Current Assets

	2008	2007
	(in millions)
Net receivables	$53	$50
Prepaid expenses and other current assets	33	34
Prepaid rent	62	65
Prepaid income taxes	47	69
Deferred taxes	29	53
Northern Group note receivable	—	14
Current tax asset	—	1
Income tax receivable	7	—
Fair value of derivative contracts	5	3
	$236	$289

10. Property and Equipment, Net

	2008	2007
	(in millions)
Land	$3	$3
Buildings:
Owned	31	30
Furniture, fixtures and equipment:
Owned	1,018	1,117
	1,052	1,150
Less: accumulated depreciation	(829)	(903)
	223	247

Alterations to leased and owned buildings
Cost	724	799
Less: accumulated amortization	(515)	(525)
	209	274
	$432	$521

11. Goodwill

	2008	2007
	(in millions)
Athletic Stores	$17	$186
Direct-to-Customers	127	80
	$144	$266

     Goodwill for the Direct-to-Customers segment increased by $47 million due to the Company’s purchase of CCS from dELiA*s, Inc. during the fourth quarter of 2008. The effect of foreign exchange fluctuations for the year ended January 31, 2009 decreased goodwill by $2 million, resulting from the strengthening of the U.S. dollar in relation to the euro. During the fourth quarter of 2008, the Company recorded impairment charges of $167 million, as more fully described in note 4.

12. Other Intangible Assets, net

	January 31, 2009				February 2, 2008
				Wtd. Avg.
			Net	Useful			Net
	Gross	Accum.	Value	Life in	Gross	Accum.	Value
(in millions)	value	amort.	(1)	Years (2)	value	amort.	(1)
Finite life intangible assets:
Lease acquisition costs	$173	$(124)	$49	12.1	$198	$(125)	$73
Trademark	20	(5)	15	20.0	21	(4)	17
Loyalty program	1	(1)	—	—	1	(1)	—
Favorable leases	9	(7)	2	3.7	10	(7)	3
CCS customer relationships	21	(1)	20	5.0	—	—	—
Total finite life intangible assets	224	(138)	86	11.9	230	(137)	93
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2		3	—	3
CCS tradename	25	—	25		—	—	—
Total finite life intangible assets	27	—	27		3	—	3
Total other intangible assets	$251	$(138)	$113		$233	$(137)	$96
____________________

(1)	Includes the effect of foreign currency translation, which represents a reduction of $8 million in 2008 and an increase of $10 million in 2007 primarily related to the movements of the euro in relation to the U.S. dollar. Additionally, the net value at January 31, 2009 includes a $2 million impairment charge related to the Footaction trademark and the Republic of Ireland trademark, described more fully in note 4.

(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.

     Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles are the customer relationship intangible associated with the purchase of CCS, trademark for the Footaction name, favorable leases associated with acquisitions and amounts paid to obtain names of members of the Footaction loyalty program. The CCS customer relationship intangible will be amortized on a straight-line basis over 5 years, which represents the pattern in which the economic benefits are expected to be realized.

     Amortization expense for the intangibles subject to amortization was approximately $18 million for 2008, and $19 million for both 2007 and 2006. Annual estimated amortization expense for finite life intangible assets is expected to approximate $20 million for 2009, $17 million for 2010, $15 million for 2011, $12 million for 2012 and $8 million for 2013.

13. Other Assets

	2008	2007
	(in millions)
Deferred tax costs	$7	$9
Prepaid income taxes	6	6
Income tax asset	2	2
Long-term investment in auction rate security	2	—
Fair value of derivative contracts	19	4
Other	30	37
	$66	$58

14. Accrued and Other Liabilities

	2008	2007
	(in millions)
Pension and postretirement benefits	$4	$4
Incentive bonuses	23	5
Other payroll and payroll related costs, excluding taxes	50	52
Taxes other than income taxes	36	44
Property and equipment	13	23
Customer deposits(1)	32	34
Income taxes payable	4	17
Current deferred tax liabilities	10	13
Sales return reserve	4	4
Current portion of reserve for discontinued operations	2	14
Other operating costs	53	68
	$231	$278
____________________

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits and, deferred revenue related to undelivered merchandise, including layaway sales.

15. Revolving Credit Facility

     On May 16, 2008, the Company entered into an amended credit agreement with its banks, providing for a $175 million revolving credit facility and extending the maturity date to May 16, 2011 (the “Credit Agreement”). The Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. The Credit Agreement provides that the Company comply with certain financial covenants, including (i) a fixed charge coverage ratio of 1.25:1 for the 2008 fiscal year, 1.50:1 for the 2009 fiscal year, and 1.75:1 for each year thereafter and (ii) a minimum liquidity/excess cash flow covenant, as defined in the Credit Agreement, which provides that if at the end of any fiscal quarter minimum liquidity is less than $350 million, the excess cash flow for the four consecutive fiscal quarters ended on such date must be at least $25 million. The amount permitted to be paid by the Company as dividends in any fiscal year is $105 million under the terms of the Credit Agreement. With regard to stock purchases, the Credit Agreement provides that not more than $50 million in the aggregate may be expended unless the fixed charge coverage ratio is at least 2.0:1 for the period of four consecutive fiscal quarters most recently ended prior to any stock repurchase. Additionally, the Credit Agreement provides for a security interest in certain of the Company’s intellectual property and certain other non-inventory assets.

     At January 31, 2009, the Company had unused domestic lines of credit of $166 million, pursuant to its $175 million revolving credit agreement. $9 million of the line of credit was committed to support standby letters of credit. These letters of credit are primarily used for insurance programs.

     Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 31, 2009 is approximately $2.6 million. Interest is determined at the time of borrowing based on variable rates and the Company’s fixed charge coverage ratio, as defined in the agreement. The rates range from LIBOR plus 1.50 percent to LIBOR plus 2.50 percent. The quarterly facility fees paid on the unused portion, which are also based in the Company’s fixed charge coverage ratio, ranged from 0.1250 percent to 0.8750 and ranged from 0.175 percent to 0.500 percent for 2008 and 2007 respectively. There were no short-term borrowings during 2008 or 2007. Interest expense, including facility fees, related to the revolving credit facility was $2 million in 2008, 2007, and 2006.

     On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 (the “New Credit Agreement”), which replaces the existing Credit Agreement. The New Credit Agreement also provides an incremental facility of up to $100 million under certain circumstances. The New Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. However, no material covenants or payment restrictions exist until the Company is borrowing under the agreement and, in that event, the restrictions may vary depending upon the level of borrowings.

16. Long-Term Debt

     During 2008, simultaneously with entering the Credit Agreement, the Company repaid the $88 million balance that was outstanding on its term loan, which was scheduled to mature in May 2009.

     During 2007, the Company purchased and retired $5 million of its 8.50 percent debentures payable in 2022. During 2008, the Company purchased and retired an additional $6 million, bringing the outstanding amount to $123 million as of January 31, 2009. The Company has various interest rate swap agreements, which effectively convert $100 million of the 8.50 percent debentures from a fixed interest rate to a variable interest rate, which are collectively classified as a fair value hedge. The net fair value of the interest rate swaps at January 31, 2009 and February 2, 2008 was an asset of $19 million and $4 million, respectively, which was included in other assets. The carrying value of the 8.50 percent debentures was increased by the corresponding amounts.

     Following is a summary of long-term debt:

	2008	2007
	(in millions)
8.50% debentures payable 2022	$142	$133
$175 million term loan	—	88
Total long-term debt	142	221
Less: Current portion	—	—
	$142	$221

     Interest expense related to long-term debt, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs, was $9 million in 2008, $18 million in 2007 and $20 million in 2006. The effect of the interest rate swaps for the year ended January 31, 2009 was a benefit of $2 million and was not significant for the years ended February 2, 2008 and February 3, 2007.

17. Leases

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

     Rent expense consists of the following:

	2008	2007	2006
	(in millions)
Minimum rent	$527	$521	$496
Other occupancy expenses	147	151	145
Contingent rent based on sales	14	17	21
Sublease income	(2)	(1)	(1)
Total rent expense	$686	$688	$661

     Future minimum lease payments under non-cancelable operating leases are:

(in millions)
2009	$456
2010	424
2011	381
2012	325
2013	262
Thereafter	719
Total operating lease commitments	$2,567

18. Other Liabilities

	2008	2007
	(in millions)
Pension benefits	$183	$35
Postretirement benefits	11	9
Straight-line rent liability	98	99
Income taxes	30	29
Deferred taxes	12	10
Workers’ compensation and general liability reserves	13	13
Reserve for discontinued operations	10	9
Repositioning and restructuring reserves	1	2
Fair value of derivatives	24	32
Other	11	12
	$393	$250

19. Discontinued Operations

     In 1997, the Company exited its Domestic General Merchandise segment. In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In 2001, the Company discontinued its Northern Group segment.

     During 2008, the Company adjusted its Northern Group reserve by $1 million and recorded a charge of $2 million related to the Domestic General Merchandise reserve representing revisions to the lease liability. During 2007, the Company adjusted the International General Merchandise reserve by $3 million, reflecting favorable lease terminations and to revise estimates on its lease liability. During 2006, the Company adjusted its Northern Group and International General Merchandise reserve by $4 million, primarily reflecting favorable lease terminations.

     The major components of the pre-tax losses (gains) on disposal and disposition activity related to the reserves are presented below. The remaining reserve balances as of January 31, 2009 primarily represent lease obligations; $2 million is expected to be utilized within twelve months and the remaining $10 million thereafter.

	2005	2006			2007			2008
		Charge/	Net		Charge/	Net		Charge/	Net
	Balance	(Income)	Usage(1)	Balance	(Income)	Usage(1)	Balance	(Income)	Usage(1)	Balance
	(in millions)
Northern Group	$5	$(2)	$(1)	$2	$—	$10	$12	$(1)	$(11)	$—
International General Merchandise	8	(2)	—	6	(3)	1	4	—	(1)	3
Specialty Footwear	1	—	—	1	—	(1)	—	—	—	—
Domestic General Merchandise	8	—	(2)	6	—	1	7	2	—	9
Total	$22	$(4)	$(3)	$15	$(3)	$11	$23	$1	$(12)	$12
____________________

(1)	Net usage includes the effect of foreign exchange translation adjustments.

20. Repositioning and Restructuring Reserves

     The Company recorded charges in 1993 and in 1991 to reflect the anticipated costs to sell or close under-performing specialty and general merchandise stores in the United States and Canada. During 2007, the Company adjusted the reserve by $2 million primarily due to favorable lease terminations. The Company recorded restructuring charges in 1999 for programs to sell or liquidate eight non-core businesses. The restructuring plan also included an accelerated store-closing program in North America and Asia, corporate headcount reduction, and a distribution center shutdown. For both reserves the balance was $1 million as of January 31, 2009 and $2 million as of February 2, 2008, classified as a non current liability.

21. Income Taxes

     Following are the domestic and international components of pre-tax (loss) income from continuing operations:

	2008	2007	2006
	(in millions)
Domestic	$(174)	$(131)	$320
International	74	81	72
Total pre-tax (loss) income	$(100)	$(50)	$392

     The 2007 income tax provision presented below has been restated to reflect an immaterial correction, see note 2. The income tax (benefit) provision consists of the following:

	2008	2007	2006
	(in millions)
Current:
Federal	$2	$(3)	$93
State and local	3	(4)	14
International	18	43	17
Total current tax provision	23	36	124
Deferred:
Federal	(42)	(52)	10
State and local	(6)	1	6
International	4	(78)	5
Total deferred tax (benefit) provision	(44)	(129)	21
Total income tax (benefit) provision	$(21)	$(93)	$145

     Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $511 million and $476 million at January 31, 2009, and February 2, 2008, respectively.

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax (loss) income from continuing operations is as follows:

	2008	2007	2006
Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	(6.6)	(11.0)	3.3
International income taxed at varying rates	(1.7)	7.5	(0.9)
Foreign tax credit utilization	(5.3)	(53.1)	(1.2)
(Decrease) increase in valuation allowance	0.2	(120.0)	0.1
Federal/foreign tax settlements	(2.2)	—	(0.1)
Tax exempt obligations	—	(3.7)	(0.5)
Federal tax credits	(1.2)	(1.6)	(0.2)
Foreign dividends and gross-up	—	25.4	—
Non-deductible impairment charges	26.9	—	—
Other, net	4.1	4.5	1.4
Effective income tax rate	(20.8)%	(187.0)%	36.9%

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2008	2007
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$37	$64
Employee benefits	102	33
Reserve for discontinued operations	5	5
Repositioning and restructuring reserves	1	1
Property and equipment	184	167
Allowance for returns and doubtful accounts	1	3
Straight-line rent	25	24
Goodwill	25	—
Other	28	16
Total deferred tax assets	408	313
Valuation allowance	(13)	(14)
Total deferred tax assets, net	$395	$299
Deferred tax liabilities:
Inventories	$22	$13
Goodwill	—	13
Other	8	4
Total deferred tax liabilities	$30	$30
Net deferred tax asset	$365	$269
Balance Sheet caption reported in:
Deferred taxes	$358	$239
Other current assets	29	53
Other current liabilities	(10)	(13)
Other liabilities	(12)	(10)
	$365	$269

     The Company operates in multiple taxing jurisdictions and is subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that the Company has adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax positions for such transactions and records reserves for those differences.

     The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2007. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2008, which is expected to conclude during 2009. The Company has started the CAP for 2009. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

     As of January 31, 2009, the Company has a valuation allowance of $13 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from a capital loss associated with the impairment of the Northern Group note receivable, state tax loss carryforwards, and state tax credits. A full valuation allowance was established for the capital loss because the Company does not anticipate recognizing sufficient capital gains to utilize this loss. The valuation allowance for state tax loss carryforwards decreased, principally due to anticipated expirations of those losses.

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 31, 2009. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At January 31, 2009, the Company’s tax loss/credit carryforwards include international operating loss carryforwards with a potential tax benefit of $2 million, expiring between 2009 and 2017. The Company has a $5 million capital loss arising from a note receivable that expires 5 years from recognition. The Company also has state net operating loss carryforwards with a potential tax benefit of $15 million, which principally relate to the 15 states where the Company does not file combined or consolidated returns. These loss carryforwards expire between 2009 and 2029. The Company has state and Canadian provincial credit carryforwards that total approximately $3 million, expiring between 2010 and 2018. The Company also has federal foreign tax credits totaling $16 million, $4 million of which can be carried back to 2006 and $12 million of which can be carried forward, expiring in 2017.

     The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” effective February 4, 2007, that resulted in the recognition of an additional $1 million of previously unrecognized tax benefits, which was reflected as an adjustment to opening retained earnings. The Company had $71 million of gross unrecognized tax benefits, $68 million of net unrecognized tax benefits, as of February 3, 2008. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. During the year ended January 31, 2009, the Company recognized $1 million of interest expense. The total amount of accrued interest and penalties was $4 million in 2008 and accrued interest in 2007 was $5 million.

     The following table summarizes the activity related to unrecognized tax benefits:

(in millions)
Balance as of February 3, 2008	$71
Increases related to current year tax positions	4
Increases related to prior period tax positions	1
Decreases related to prior period tax positions	(15)
Settlements	(2)
Lapse of statute of limitations	(1)
Balance as of January 31, 2009	$58

     Of the unrecognized tax benefits, $55 million would, if recognized, affect the Company’s annual effective tax rate. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $10 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution of these issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

22. Financial Instruments and Risk Management

Derivative Holdings Designated as Hedges

     The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.

     For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings during 2008. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

     The primary currencies to which the Company is exposed are the euro, the British Pound, and the Canadian Dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount classified to cost of sales related to such contracts was not significant in 2008. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings in 2008 was not significant. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

     The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign exchange-rate volatility. In 2005, the Company hedged a portion of its net investment in its European subsidiaries. The Company entered into a 10-year cross currency swap, effectively creating a €100 million long-term liability and a $122 million long-term asset. During the third quarter of 2008, the Company entered into an offset to its European net investment hedge, fixing the amount recorded within the foreign currency translation adjustment at $24 million, or $15 million after-tax. During the term of the amended transaction, the Company will remit to its counterparty interest payments based on one-month U.S. LIBOR rates. In 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries. The Company entered into a 10-year cross currency swap, creating a CAD $40 million liability and a $35 million long-term asset. During the fourth quarter of 2008, the Company terminated this hedge and received approximately $3 million.

     The Company had designated these hedging instruments as hedges of the net investments in foreign subsidiaries, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instrument due to changes in the spot rate were recorded in other comprehensive income and offset changes in the euro-denominated net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed of. The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Consolidated Balance Sheet decreased shareholders’ equity by $15 million, $20 million and $5 million net of tax at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. The effect on the Consolidated Statements of Operations related to the net investments hedges was $3 million of expense for 2008, $1 million of income for 2007, and $3 million of income for 2006.

Derivative Holdings Designated as Non-Hedges

     The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments including option currency contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately. The realized gains, premiums paid and changes in the fair market value recorded in the Consolidated Statements of Operations was $4 million of income for the year ended January 31, 2009 and was not significant for the years ended February 2, 2008 and February 3, 2007.

     The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded for all the periods presented was not significant.

     During 2008, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding as of January 31, 2009 was $2 million and these contracts extend through November 2009. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for the year ended January 31, 2009.

Foreign Currency Exchange Rates

     The table below presents the fair value, notional amounts, and weighted-average exchange rates of foreign exchange forward and option contracts outstanding at January 31, 2009.

	Fair Value	Contract Value	Weighted-Average
	(U.S. in millions)	(U.S. in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$3	$33	0.8296
Buy US/Sell €	—	9	0.7424

Intercompany
Buy US/Sell €	$—	$4	0.7092
Buy €/Sell British £	1	17	0.8311
Buy €/Sell SEK	—	1	10.6350
Buy US/Sell CAD$	—	4	1.2161

Interest Rate Risk Management

     The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates and effectively converted the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent. On March 20, 2009, the Company terminated its interest rate swaps for a gain of approximately $20 million. This gain will be amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

     The following table presents the Company’s interest rate derivatives outstanding as of each of the respective years:

	2008	2007	2006
	(in millions)
Interest Rate Swaps:
Fixed to Variable ($US) — notional amount	$100	$100	$100
Average pay rate	4.87%	6.22%	8.53%
Average receive rate	8.50%	8.50%	8.50%
Variable to variable ($US) — notional amount	$100	$100	$100
Average pay rate	0.67%	3.39%	5.57%
Average receive rate	1.66%	3.02%	5.32%

Interest Rates

     The Company’s major exposure to interest rate risk relates to changes in short-term investment interest rates, both in the United States and Europe. The Company’s 8.50 percent debentures are payable in 2022.

Fair Value of Financial Instruments

     The carrying value and estimated fair value of long-term debt was $142 million and $120 million, respectively, at January 31, 2009 and $221 million and $216 million, respectively, at February 2, 2008. The carrying value and estimated fair value of the Northern Group note was $14 million at February 2, 2008. The Northern Group note was fully impaired during 2008. The carrying values of cash and cash equivalents, other short-term investments and other current receivables and payables approximate their fair value.

Business Risk

     The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 21 countries and purchased approximately 80 percent of its merchandise in 2008 from its top 5 vendors. In 2008, the Company purchased approximately 64 percent of its athletic merchandise from one major vendor and approximately 9 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchase 44 to 78 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

     Included in the Company’s Consolidated Balance Sheet as of January 31, 2009, are the net assets of the Company’s European operations, which total $545 million and which are located in 17 countries, 11 of which have adopted the euro as their functional currency.

23. Fair Value Measurements

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

     The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009:

(in millions)	Level 1	Level 2	Level 3
Assets
Cash equivalents	$307	$—	$—
Short-term investment	—	—	23
Auction rate security	—	2	—
Forward foreign exchange contracts	—	5	—
Interest rate swaps	—	19	—
Total Assets	$307	$26	$23

Liabilities
Forward foreign exchange contracts	$—	$1	$—
European net investment hedge	—	24	—
Total Liabilities	$—	$25	$—

     As of January 31, 2009, the Company had $385 million of cash and cash equivalents. Cash equivalents, excluding amounts due from third-party credit card processors, total $307 million and their carrying values approximates their fair value due to their short-term nature. At January 31, 2009, the Company’s auction rate security was classified as available-for-sale, and accordingly is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

     The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the year ended January 31, 2009:

(in millions)	Level 3
Balance at February 3, 2008	$15
Total balance of Reserve International Liquidity Fund reclassified
from Level 1 to Level 3, net of redemptions received	26
Total impairment charges included in the statements of operations	(18)
Balance at January 31, 2009	$23

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

     Additionally, the Company’s Level 3 assets include an investment in a money market fund, which is classified in short-term investments. The Company assessed the fair value of its investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”) and their underlying securities. Based on this assessment, the Company recorded an impairment charge of $3 million, incorporating the valuation at zero for debt securities of Lehman Brothers. The Company has reclassified its investment in shares of the Fund from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Fund and their underlying securities. Changes in market conditions and the method and timing of the liquidation process of the Fund could result in further adjustments to the fair value and classifications of this investment.

24. Retirement Plans and Other Benefits

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This standard requires an employer to: recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated comprehensive loss. The initial effect of the standard, due to unrecognized prior service cost and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income/loss within shareholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon the adoption of SFAS No. 158. The Company adopted this standard as of February 3, 2007.

     The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at January 31, 2009 and February 2, 2008:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$649	$662	$10	$13
Service cost	10	10	—	—
Interest cost	36	36	1	—
Plan participants’ contributions	—	—	4	4
Actuarial gain	(15)	(13)	(2)	(2)
Foreign currency translation adjustments	(18)	15	—	—
Plan amendment	—	—	3	—
Benefits paid	(58)	(61)	(4)	(5)
Benefit obligation at end of year	$604	$649	$12	$10
Change in plan assets
Fair value of plan assets at beginning of year	$611	$647
Actual return on plan assets	(127)	9
Employer contribution	8	2
Foreign currency translation adjustments	(16)	14
Benefits paid	(58)	(61)
Fair value of plan assets at end of year	$418	$611
Funded status	$(186)	$(38)	$(12)	$(10)
Balance Sheet caption reported in:
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(183)	(35)	(11)	(9)
	$(186)	$(38)	$(12)	$(10)

     At January 31, 2009 and February 2, 2008, the aggregate amount of accumulated benefit obligations, which exceed plan assets, totaled $603 million and $648 million, respectively, representing both the qualified and non qualified pension plans.

     The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 31, 2009:

	Pension	Postretirement
	Benefits	Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$305	$(47)
Amortization of net (loss) gain	(11)	8
Loss (gain) arising during the year	164	(2)
Translation loss	(10)	—
Net actuarial loss (gain) at end of year	$448	$(41)
Net prior service cost (benefit) at beginning of year	$3	$(6)
Amortization of prior service (cost) benefit	(1)	3
Net prior service cost (benefit) at end of year	$2	$(3)
Total amount recognized	$450	$(44)

     The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are as follows:

		Postretirement
	Pension	Benefits	Total
	(in millions)
Amortization of prior service cost (benefit)	$1	$—	$1
Amortization of net loss (gain)	$13	$(7)	$6

     The following weighted-average assumptions were used to determine the benefit obligations under the plans:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Discount rate	6.22%	5.84%	6.20%	6.10%
Rate of compensation increase	3.72%	3.72%

     The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost	$10	$10	$10	$	$—	$—
Interest cost	36	36	36		—	1
Expected return on plan assets	(53)	(56)	(56)		—	—
Amortization of prior service cost (benefit)	1	1	1		(1)	(1)
Amortization of net loss (gain)	11	11	12		(8)	(10)
Net benefit expense (income)	$5	$2	$3	$	$(9)	$(10)

     The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.88%	5.66%	5.44%	6.10%	5.80%	5.50%
Rate of compensation increase	3.72%	3.75%	3.76%
Expected long-term rate of return on assets	8.17%	8.85%	8.87%

     Beginning with 2001, new retirees were charged the expected full cost of the medical plan and then-existing retirees will incur 100 percent of the expected future increases in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income, since retirees will incur 100 percent of such expected future increases.

     The Company’s pension plan weighted-average asset allocations at January 31, 2009 and February 2, 2008 by asset category are as follows:

	2008	2007
Asset Category
Equity securities	46%	55%
Foot Locker, Inc. common stock	1%	1%
Debt securities	51%	42%
Real estate	2%	1%
Other	—%	1%
Total	100%	100%

     The expected long-term rate of return on invested plan assets is based on historical long-term performance and future expected performance of those assets based upon current asset allocations.

     The U.S. defined benefit plan held 396,000 shares of Foot Locker, Inc. common stock as of January 31, 2009 and February 2, 2008. Currently, the target composition of the U.S. plan assets is 65 percent equity and 35 percent fixed income securities, although the Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy is to utilize asset classes with differing rates of return, volatility and correlation to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to reduce the effect that the return of any single investment may have on the entire portfolio. The Company has contributed $8 million to its U.S. plan in February 2009. Due to the pension plan asset performance experienced for the year ended January 31, 2009, the Company may make additional contributions during 2009 to its U.S. qualified pension plan. The Company is in the process of evaluating the amount and timing of the contribution. The contribution amount will depend on the plan asset performance for the balance of the year and any statutory or regulatory changes that may occur.

     In late January 2008, the Company modified the actual asset allocations for its Canadian pension plan. Effective with the beginning of 2008, the target allocation for the Canadian plan is 95 percent debt securities and 5 percent equity. The bond portfolio is comprised of government and corporate bonds chosen to match the pension plan’s benefit payment obligations. This change will reduce future volatility with regard to the funded status of the plan. This change will, however, result in higher pension expense due to the lower long-term rate of return associated with debt securities. In 2008, the Company contributed $6 million to its Canadian qualified pension plan. The amount contributed to the Canadian plan in February 2009 was approximately $3 million.

     Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	(in millions)
2009	$64	$1
2010	60	2
2011	58	1
2012	57	1
2013	55	1
2014–2018	251	4

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

Savings Plans

     The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan, which began during 2004 that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 40 percent and $9,000 as of January 1, 2009, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution was $2.2 million, $1.8 million, and $1.9 million in 2008, 2007, and 2006, respectively.

25. Share-Based Compensation

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

Employee Stock Purchase Plan

     Under the Company’s 2003 Employees Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”), participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 587 participating employees purchased 96,800 shares in 2008, and 723 participating employees purchased 98,449 shares in 2007. To date, a total of 537,725 shares have been purchased under this plan.

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

     Compensation expense related to the Company’s stock option and stock purchase plans was $3.6 million, $4.5 million and $6.3 million for 2008, 2007, and 2006, respectively. The following table shows the Company’s assumptions used to compute the stock-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Weighted-average risk free rate
of interest	2.43%	4.43%	4.68%	4.16%	5.00%	4.39%
Expected volatility	37%	28%	30%	27%	22%	22%
Weighted-average expected
award life	4.6 years	4.2 years	4.0 years	1.0 year	1.0 year	1.0 year
Dividend yield	5.1%	2.3%	1.5%	2.8%	2.0%	1.4%
Weighted-average fair value	$2.49	$5.28	$6.36	$7.80	$4.96	$4.71

     The information set forth in the following table covers options granted under the Company’s stock option plans:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except prices per share)
Options outstanding at beginning
of year	5,977	$19.57	6,048	$19.15	5,962	$18.45
Granted	588	$11.73	778	$22.38	858	$23.98
Exercised	(81)	$9.76	(474)	$15.29	(459)	$15.12
Expired or cancelled	(404)	$24.12	(375)	$23.99	(313)	$24.83
Options outstanding at end of year	6,080	$18.64	5,977	$19.57	6,048	$19.15
Options exercisable at end of year	4,812	$18.89	4,530	$18.27	4,455	$16.94
Options available for future grant at end
of year	4,890		5,804		4,931

     The total intrinsic value of options exercised in 2008 was not significant and in 2007 was $2.7 million. The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of January 31, 2009 was not significant. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. The Company received $0.8 million and $6.9 million in cash from option exercises for 2008 and 2007, respectively. The tax benefit realized by the Company on the stock option exercises for 2008 was not significant.

     The following table summarizes information about stock options outstanding and exercisable at January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share)
$4.53 to $11.91	1,871	4.54	$11.05	1,314	$10.81
$12.30 to $23.42	2,019	4.98	$17.99	1,536	$16.81
$23.59 to $26.87	1,529	5.73	$24.79	1,301	$24.92
$27.01 to $28.50	661	5.62	$27.90	661	$27.90
$4.53 to $28.50	6,080	5.10	$18.64	4,812	$18.89

     Changes in the Company’s nonvested options at January 31, 2009 are summarized as follows:

		Weighted-
		Average Grant -
	Number of	Date Fair Value
	Shares	per Share
	(in thousands)
Nonvested at February 3, 2008	1,447	$23.65
Granted	588	11.73
Vested	(363)	24.57
Expired or Cancelled	(404)	24.12
Nonvested at January 31, 2009	1,268	17.71

     As of January 31, 2009, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1 year.

Restricted Shares and Units

     Restricted shares of the Company’s common stock may be awarded to officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. In 2008, 2007 and 2006, there were 87,500, 90,000 and 20,000 restricted stock units outstanding, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

     Restricted shares and units activity for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 is summarized as follows:

	Number of Shares and Units
	2008	2007	2006
	(in thousands)
Outstanding at beginning of the year	810	537	1,041
Granted	243	583	157
Vested	(109)	(285)	(600)
Cancelled or forfeited	(100)	(25)	(61)
Outstanding at end of year	844	810	537
Aggregate value (in millions)	$16.7	$19.0	$13.6
Weighted average remaining contractual life	1.28 years	1.77 years	0.93 years

     The weighted average grant-date fair value per share was $11.79, $22.95, and $24.08 for 2008, 2007, and 2006, respectively. The total value of awards for which restrictions lapsed during the year-ended January 31, 2009, February 2, 2008, and February 3, 2007 was $2.7 million, $7.3 million and $6.7 million, respectively. As of January 31, 2009, there was $6.5 million of total unrecognized compensation cost, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of forfeitures, of $5.0 million in 2008, $5.6 million in 2007 and $4.0 million in 2006.

26. Legal Proceedings

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

27. Commitments

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

28. Shareholder Information and Market Prices (Unaudited)

     Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the böerse-stuttgart stock exchange in Germany and the Elektronische Börse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange.

     As of January 31, 2009, the Company had 21,749 shareholders of record owning 154,917,700 common shares. During 2008 and 2007, the Company declared quarterly dividends of $0.15 and $0.125 per share during each of the quarters, respectively.

     The following table sets forth, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2008		2007
	High	Low	High	Low
Common Stock
Quarter
1stQ	$13.90	$10.39	$24.78	$21.28
2ndQ	15.43	11.40	24.15	17.00
3rdQ	18.19	10.12	17.60	13.70
4thQ	14.79	3.65	15.14	9.05

29. Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q(a)		Year(a)
	(in millions, except per share amounts)
Sales
2008	$1,309	1,302	1,309	1,317		5,237
2007	1,316	1,283	1,356	1,482		5,437
Gross margin(b)
2008	$366	361	355	378		1,460
2007	360	302	381	377		1,420
Operating profit (loss)(c)
2008	$16	28	33	(180)	(d)	(103)
2007	27	(28)	(58)	9	(d)	(50)
Income (loss) from continuing operations
2008	$3	18	24	(124)		(79)
2007	17	(18)	(34)	78	(e)	43
Net income (loss)
2008	$3	18	24	(125)		(80)
2007	17	(18)	(33)	79		45
Basic earnings (loss) per share:
2008
Income (loss) from continuing operations	$0.02	0.11	0.16	(0.81)		(0.52)
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.02	0.11	0.16	(0.81)		(0.52)
2007
Income (loss) from continuing operations	$0.11	(0.12)	(0.22)	0.51		0.29
Income from discontinued operations	—	—	—	0.01		0.01
Net income (loss)	0.11	(0.12)	(0.22)	0.52		0.30
Diluted earnings (loss) per share:
2008
Income (loss) from continuing operations	$0.02	0.11	0.16	(0.81)		(0.52)
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.02	0.11	0.16	(0.81)		(0.52)
2007
Income (loss) from continuing operations	$0.11	(0.12)	(0.22)	0.50		0.28
Income from discontinued operations	—	—	—	0.01		0.01
Net income (loss)	0.11	(0.12)	(0.22)	0.51		0.29
____________________

(a)

The 2007 results have been corrected to reflect an immaterial revision to its fourth quarter and full year 2007 results in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” See note 2.

(b)	Gross margin represents sales less cost of sales.

(c)	Operating profit (loss) represents income (loss) from continuing operations before income taxes, interest expense, net and non-operating income.

(d)

During the fourth quarter of 2008, the Company recorded $236 million in impairment charges representing $67 million of store long-lived assets and $169 million of goodwill and other intangibles. During the fourth quarter of 2007, the Company recognized an additional impairment charge of $22 million reflecting the continued downturn of the U.S. formats. The projected cash flows used in the third quarter impairment analysis were significantly reduced reflecting the poor performance during the fourth quarter and the expected continued difficult retail environment.

(e)

Net income includes an income tax benefit of $62 million representing a reduction of a Canadian income tax valuation allowance primarily related to income tax deductions that the Company now expects will be utilized.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and other information contained elsewhere in this report.

	2008	2007(1)	2006(2)	2005	2004
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$5,237	5,437	5,750	5,653	5,355
Gross margin(3)	1,460	1,420	1,736	1,709	1,633
Selling, general and administrative expenses	1,174	1,176	1,163	1,129	1,090
Impairment charges and store closing program costs	259	128	17	—	—
Depreciation and amortization(3)	130	166	175	171	154
Interest expense, net	5	1	3	10	15
Other income	(8)	(1)	(14)	(6)	—
Income (loss) from continuing operations	(79)	43	247	263	255
Cumulative effect of accounting change(4)	—	—	1	—	—
Basic earnings per share from continuing operations	(0.52)	0.29	1.59	1.70	1.69
Basic earnings per share from cumulative
effect of accounting change	—	—	0.01	—	—
Diluted earnings per share from continuing operations	(0.52)	0.28	1.58	1.67	1.64
Diluted earnings per share from cumulative
effect of accounting change	—	—	—	—	—
Common stock dividends declared per share	0.60	0.50	0.40	0.32	0.26
Weighted-average common shares outstanding (in millions)	154.0	154.0	155.0	155.1	150.9
Weighted-average common shares outstanding
assuming dilution (in millions)	154.0	155.6	156.8	157.6	157.1
Financial Condition
Cash, cash equivalents and short-term investments	$408	493	470	587	492
Merchandise inventories	1,120	1,281	1,303	1,254	1,151
Property and equipment, net(5)	432	521	654	675	715
Total assets(5)	2,877	3,243	3,249	3,312	3,237
Short-term debt	—	—	—	—	—
Long-term debt and obligations under capital leases	142	221	234	326	365
Total shareholders’ equity	1,924	2,261	2,295	2,027	1,830
Financial Ratios
Return on equity (ROE)	(3.8)%	1.6	11.5	13.6	15.9
Operating (loss) profit margin	(2.0)%	(0.9)	6.6	7.2	7.3
Income (loss) from continuing operations as a percentage of sales	(1.5)%	0.8	4.3	4.7	4.8
Net debt capitalization percent(6)	46.7%	45.1	44.4	45.2	50.4
Net debt capitalization percent (without present
value of operating leases)(6)	—	—	—	—	—
Current ratio	4.2	4.0	3.9	2.8	2.7
Other Data
Capital expenditures	$146	148	165	155	156
Number of stores at year end	3,641	3,785	3,942	3,921	3,967
Total selling square footage at year end (in millions)	8.09	8.50	8.74	8.71	8.89
Total gross square footage at year end (in millions)	13.50	14.12	14.55	14.48	14.78
____________________

(1)	The 2007 results have been corrected to reflect an immaterial revision to its fourth quarter and full year 2007 results in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” See note 2.

(2)	2006 represents the 53 weeks ended February 3, 2007.

(3)	Gross margin and depreciation expense include the effects of the reclassification of tenant allowances as deferred credits, which are amortized as a reduction of rent expense as a component of costs of sales. Gross margin was reduced by $5 million in 2004 and accordingly, depreciation expense was increased by the corresponding amount.

(4)	2006 relates to the adoption of SFAS No. 123(R), “Share-Based Payment.”

(5)	Property and equipment, net and total assets include the reclassification of tenant allowances as deferred credits, which were previously recorded as a reduction to the cost of property and equipment, and are now classified as part of the deferred rent liability. Property and equipment, net and total assets were increased by $22 million in 2004.

(6)	Represents total debt, net of cash, cash equivalents and short-term investments and includes the effect of interest rate swaps. The effect of interest rate swaps increased/ (decreased) debt by $19 million, $4 million, $(4) million, $(1) million, and $4 million, at January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2009. Based on that evaluation, the Company’s CEO and CFO concluded that, due to a material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, in preparing the consolidated financial statements as of and for the fiscal year ended January 31, 2009, the Company performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our consolidated financial statements included in this Annual Report for the fiscal year ended January 31, 2009 have been prepared in accordance with generally accepted accounting principles. The Company’s CEO and CFO have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting. During this evaluation, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following material weakness, management has concluded that our internal control over financial reporting was not effective as of January 31, 2009 based upon the COSO Framework.

The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, the current and deferred income tax expense were recorded in accordance with generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts noted above. As a result, there were errors in the aforementioned tax accounts in the preliminary consolidated financial statements that were corrected prior to issuance of the Company’s consolidated financial statements.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(e).

(c)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Remediation Plan for Material Weakness in Internal Control Over Financial Reporting.

In response to the identified material weaknesses, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weakness described above. These ongoing efforts include the following:

  Enhancing procedures for quality review and analysis of the provision for income tax.

  Accelerating certain year end tax analysis and reporting activities to periods earlier in the year in order to provide additional analysis and reconciliation time.

  Identifying opportunities to automate the tax provision process including software tools that would reduce the number of manual spreadsheets that are used to calculate the income tax provision on a quarterly and annual basis.

  Evaluating the need for additional resources in the preparation and review of the provision of income taxes.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weakness that we identified as of January 31, 2009. However, because the remedial actions relate to the training of personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operations of these controls, for at least several quarters, may be required prior to management being able to conclude that the material weakness has been remediated.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to income taxes has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Foot locker, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended January 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2009, and this report does not affect our report dated March 30, 2009, which expressed an unqualified opinion on these consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

New York, New York
March 30, 2009

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Proposal 1-Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

     (a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 72 through 74. The exhibits filed with this report immediately follow the index.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:
Matthew D. Serra Chairman of the Board, President and Chief Executive Officer

Date: March 30, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2009, by the following persons on behalf of the Company and in the capacities indicated.

Matthew D. Serra	Robert W. McHugh
Chairman of the Board,	Senior Vice President and
President and	Chief Financial Officer
Chief Executive Officer

/s/ GIOVANNA CIPRIANO	/s/ JAMES E. PRESTON
Giovanna Cipriano	James E. Preston
Vice President and Chief Accounting Officer	Director

/s/ NICHOLAS DIPAOLO	/s/ DAVID Y. SCHWARTZ
Nicholas DiPaolo	David Y. Schwartz
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHERYL NIDO TURPIN
Alan D. Feldman	Cheryl Nido Turpin
Director	Director

/s/ JAROBIN GILBERT JR.	/s/ DONA D. YOUNG
Jarobin Gilbert Jr.	Dona D. Young
Director	Director

/s/ MATTHEW M. MCKENNA
Matthew M. McKenna
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

3(ii)

By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2008 filed by the Registrant with the SEC on November 25, 2008).

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

10.8	Long-Term Incentive Compensation Plan, as amended and restated.*

10.9

Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 26, 2008 filed by the Registrant on April 1, 2008).

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

10.12	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).

10.13

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.14	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).

10.15	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.16

Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).

10.17

Employment Agreement with Matthew D. Serra dated as of December 12, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 12, 2008 filed by the Registrant with the SEC on December 18, 2008 (the “December 12, 2008 Form 8-K”)).

10.18	Amendment of Restricted Stock Agreement for Matthew D. Serra dated October 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the October 10, 2006 Form 8-K).

10.19	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).

10.20	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).

10.21	Form of Executive Employment Agreement.*

10.22	Foot Locker, Inc. Excess Cash Balance Plan.*

10.23	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).

Exhibit No.
in Item 601 of
Regulation S-K	Description
10.24	Foot Locker 2002 Directors Stock Plan, as amended.*

10.25	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).

10.26	Automobile Expense Reimbursement Program for Senior Executives.*

10.27	Executive Medical Expense Allowance Program for Senior Executives.*

10.28	Financial Planning Allowance Program for Senior Executives.*

10.29	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).

10.30	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).

10.31	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).

10.32	Long-term Disability Program for Senior Executives.*

10.33	Foot Locker 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2007 filed by the Registrant with the SEC on June 5, 2007).

10.34	Credit Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009 (the “March 20, 2009 Form 8-K”)).

10.35	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the March 20, 2009 Form 8-K).

10.36	Security Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the March 20, 2009 Form 8-K).

12	Computation of Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Exhibits filed with this Form 10-K