Form 10-Q
period 2009-05-02
FOOT LOCKER INC
filed 2009-06-10
CIK 850209

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 -Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐        No  ☐

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

Yes  ☐        No  ☒

Number of shares of Common Stock outstanding at May 30, 2009: 155,691,198

FOOT LOCKER, INC.
 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	May 2, 2009	May 3, 2008	January 31, 2009
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$408	$497	$385
Short-term investments	23	5	23
Merchandise inventories	1,237	1,391	1,120
Other current assets	212	260	236
	1,880	2,153	1,764
Property and equipment, net	429	526	432
Deferred taxes	353	239	358
Goodwill	144	267	144
Other intangibles and assets	163	150	179
	$2,969	$3,335	$2,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292	$335	$187
Accrued expenses and other current liabilities	201	263	231
	493	598	418
Long-term debt	142	219	142
Other liabilities	383	255	393
	1,018	1,072	953
Shareholders’ equity:
Common stock and paid-in capital: 160,400,218, 159,343,434 and 159,598,233 shares, respectively	697	681	691
Retained earnings	1,589	1,734	1,581
Accumulated other comprehensive loss	(232)	(52)	(246)
Less: Treasury stock at cost: 4,709,020, 4,564,432 and 4,680,533 shares, respectively	(103)	(100)	(102)
Total shareholders’ equity	1,951	2,263	1,924
	$2,969	$3,335	$2,877

 See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

FOOT LOCKER, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)
	Thirteen weeks ended
	May 2,	May 3,
	2009	2008
Sales	$1,216	$1,309
Costs and Expenses
Cost of sales	860	943
Selling, general and administrative expenses	278	299
Depreciation and amortization	28	32
Impairment charge and store closing program costs	—	19
Interest expense, net	2	1
Other income	(1)	—
	1,167	1,294
Income before income taxes	49	15
Income tax expense	18	12
Net income	$31	$3

Basic earnings per share:
Net income	$0.20	$0.02
Weighted-average common shares outstanding	155.3	153.8

Diluted earnings per share:
Net income	$0.20	$0.02
Weighted-average common shares assuming dilution	155.5	155.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
 (in millions)

	Thirteen weeks ended
	May 2,	May 3,
	2009	2008
Net income	$31	$3
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	15	18
Pension and postretirement plan adjustments	1	—
Change in fair value of derivatives	(1)	—
Comprehensive income	$46	$21

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)
	Thirteen weeks ended
	May 2,	May 3,
	2009	2008
From Operating Activities:
Net income	$31	$3
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	—	15
Depreciation and amortization	28	32
Share-based compensation expense	2	3
Change in assets and liabilities:
Merchandise inventories	(110)	(99)
Accounts payable and other accruals	73	101
Qualified pension plan contributions	(11)	(6)
Income tax payable	—	(8)
Gain on termination of interest rate swaps	19	—
Other, net	35	32
Net cash provided by operating activities	67	73

From Investing Activities:
Capital expenditures	(26)	(40)
Net cash used in investing activities	(26)	(40)

From Financing Activities:
Dividends paid	(23)	(23)
Net cash used in financing activities	(23)	(23)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	5	(1)
Net change in Cash and Cash Equivalents	23	9
Cash and Cash Equivalents at beginning of year	385	488
Cash and Cash Equivalents at end of interim period	$408	$497

Cash paid during the period:
Interest	$1	$3
Income taxes	$7	$18

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2010 and of the fiscal year ended January 31, 2009. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the Condensed Consolidated Balance Sheet for the quarter ended May 3, 2008 has been corrected to reflect an immaterial revision related to income taxes. This correction did not affect the Condensed Consolidated Statement of Operations for the period ended May 3, 2008.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently assessing the effect that the adoption of FSP No. FAS 107-1 and APB No. 28-1 will have on its financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be reviewed for impairment if impairment indicators arise and, at a minimum, annually. During the first quarters of 2009 and 2008, the Company completed its annual reviews of goodwill and the indefinite lived trademark, which did not result in an impairment charge.

	May 2,	May 3,	January 31,
Goodwill (in millions)	2009	2008	2009
Athletic Stores	$17	$187	$17
Direct-to-Customers	127	80	127
	$144	$267	$144

     The change in goodwill from the amount reported at May 3, 2008 primarily reflects the acquisition of CCS during the fourth quarter of 2008, which increased goodwill by $47 million and the fourth quarter 2008 impairment charge of $167 million related to the Athletic Stores.

	May 2, 2009			May 3, 2008			January 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$175	(128)	47	$206	$(135)	$71	$173	$(124)	$49

Trademark	20	(5)	15	21	(4)	17	20	(5)	15

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(7)	2	10	(7)	3	9	(7)	2

CCS customer relationships	21	(2)	19	—	—	—	21	(1)	20

Total finite life intangible assets	$226	$(143)	$83	$238	$(147)	$91	$224	$(138)	$86

Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	$3	$—	$3	2	—	2
CCS tradename	25	—	25	—	—	—	25	—	25

Total indefinite life intangible assets	$27	—	27	$3	$—	$3	$27	$—	$27

Total other intangible assets	$253	$(143)	$110	$241	$(147)	$94	$251	$(138)	$113

The weighted-average amortization period as of May 2, 2009 was approximately 11.8 years. Amortization expense was $5 million for both quarters ended May 2, 2009 and May 3, 2008. Additionally, the net intangible activity for the thirteen-week period ended May 2, 2009, primarily reflects the effect of the strengthening of the euro as compared with the U.S dollar of $2 million. Annual estimated amortization expense for finite life intangible assets is expected to approximate $14 million for the remainder of 2009, $17 million for 2010, $15 million for 2011, $10 million for 2012 and $9 million for 2013.

3. Revolving Credit Facility

On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 which replaces the existing credit agreement.  The new credit agreement also provides an incremental facility of up to $100 million under certain circumstances.  The new credit agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. No material covenants or payment restrictions exist unless the Company is borrowing under the agreement and, in that event, the restrictions may vary depending upon the level of borrowings.

4. Derivative Financial Instruments

Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No.133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. Additional information is contained within note 10, Fair Value Measurements.

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.  The Company monitors counterparty credit risk and only uses highly rated financial institutions as counterparties.

Derivatives designated as hedging instruments under SFAS No. 133

Cash Flow Hedges
The primary currencies to which the Company is exposed are the euro, the British Pound, and the Canadian Dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Generally, the Company does not hedge forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

The amount reclassified to cost of sales related to such contracts and the ineffective portion of gains and losses related to cash flow hedges recorded was not significant for any of the periods presented. Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $1 million for the period ended May 2, 2009 and was not significant for the period ended May 3, 2008.

Net Investment Hedges
The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign exchange-rate volatility. In 2005, the Company hedged a portion of its net investment in its European subsidiaries by entering into a 10-year cross currency swap, effectively creating a €100 million long-term liability and a $122 million long-term asset. During the third quarter of 2008, the Company terminated this hedge by amending its existing cross currency swap and entering simultaneously into a new cross currency swap, thereby fixing the amount owed to the counterparty in 2015 at $24 million. In 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries. The Company entered into a 10-year cross currency swap, effectively creating a CAD $40 million liability and a $35 million long-term asset. During the fourth quarter of 2008, the Company terminated this hedge and received approximately $3 million.

The Company had designated these hedging instruments as hedges of the net investments in foreign subsidiaries, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instrument due to changes in the spot rate were recorded in other comprehensive income and offset changes in the net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the disposal of the net investment.

The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Consolidated Balance Sheet decreased shareholders’ equity by $15 million and $25 million, net of tax, at May 2, 2009 and May 3, 2008, respectively. The effect on the Consolidated Statements of Operations, recorded as part of interest expense, related to the net investments hedges was not significant for the thirteen weeks ended May 2, 2009 and was $1 million of expense for the thirteen weeks ended May 3, 2008.

Fair Value Hedges
The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps have been designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. The swaps effectively convert the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent.  During the first quarter of 2009, the Company terminated its interest rate swaps for a gain of $19 million.  This gain will be amortized as part of interest expense over the remaining term of the debt, using the effective-yield method.  The effect on the Condensed Consolidated Statements of Operations, recorded as part of interest expense, related to the interest rate swaps was income of $1 million for the thirteen weeks ended May 2, 2009 and was not significant for the thirteen weeks ended May 3, 2008.

Derivatives not designated as hedging instruments under SFAS No. 133

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. Changes in the fair value of these foreign currency option contracts are recorded in earnings immediately within other income. Mark-to-market, realized gains and premiums paid were not significant for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges, recorded in selling, general and administrative expenses were substantially offset by the changes in value of the underlying transactions. The amounts recorded for the periods presented were not significant.

During 2008, the Company entered into a series of monthly diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding as of May 2, 2009 was $2 million and these contracts extend through November 2009. Changes in the fair value of these contracts are recorded in selling, general and administrative expenses immediately. The amounts recorded for the periods presented were not significant.

As discussed above, the Company terminated its European net investment hedge during the third quarter of 2008. During the remaining term of the agreement, the Company will remit to its counterparty interest payments based on one-month U.S. LIBOR rates on the $24 million liability.  The agreement includes a provision that may require the Company to settle this transaction in August 2010 at the option of the Company or the counterparty.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	May 2, 2009		May 3, 2008
(in millions)	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Hedging Instruments:
Forward contracts	Current assets	$1	Current Assets	$2
Interest rate swaps	Non current assets	-	Non current assets	3
Net investment hedges	Non current liability	-	Non current liability	(39)
Total		$1		$(34)

Non Hedging Instruments:
Forward contracts	Current assets	$1	Current Assets	$2
European cross currency swap	Non current liability	(24)	Non current liability	-
Fuel contracts	Non current liability	-	Non current liability	-
Total		$(23)		$2

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

(in millions)	May 2, 2009	May 3, 2008	January 31, 2009
Foreign currency translation adjustments	$25	$111	$10

Cash flow hedge	1	1	2

Unrecognized pension cost and postretirement benefit	(253)	(162)	(253)

Unrealized loss on available-for-sale securities	(5)	(2)	(5)
	$(232)	$(52)	$(246)

6. Earnings Per Share

On February 1, 2009, the provisions of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”) became effective for the Company.  The provisions of this FSP clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share.  The Company’s restricted stock awards, which contain nonforfeitable rights to dividends, are considered participating securities. FSP EITF 03-6-1 is effective for the financial statements included in the Company’s quarterly report for the thirteen weeks ended May 2, 2009, and application of FSP EITF 03-6-1 did not have a significant effect on the Company’s earnings per share calculations for any of the periods presented. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents, such as stock options and awards.

	Thirteen weeks ended
(in millions)	May 2, 2009	May 3, 2008
Weighted-average common shares outstanding	155.3	153.8
Effect of Dilution:
Stock options and awards	0.2	1.2
Weighted-average common shares assuming dilution	155.5	155.0

Options to purchase 6.4 million and 4.8 million shares of common stock were not included in the computation for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. These options were not included because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 2, 2009, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks ended May 2, 2009 and May 3, 2008 are presented below. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

Sales
	Thirteen weeks ended
(in millions)	May 2, 2009	May 3, 2008
Athletic Stores	$1,118	$1,217
Direct-to-Customers	98	92
Total sales	$1,216	$1,309

Operating results
	Thirteen weeks ended
(in millions)	May 2, 2009	May 3, 2008
Athletic Stores (1)	$61	$40
Direct-to-Customers	8	10
Division profit	69	50
Corporate expense, net (2)	19	34
Operating profit	50	16
Other income (3)	(1)	—
Interest expense, net	2	1
Income before income taxes	$49	$15
____________________

(1)	Included in the results for the thirteen weeks ended May 3, 2008 are store closing costs of $4 million which primarily represent lease termination costs.

(2)	Included in corporate expense for the thirteen weeks ended May 3, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(3)	Other income for the thirteen weeks ended May 2, 2009 is primarily comprised of changes in fair value, realized gains and premiums paid on foreign currency option contracts and royalty income.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits		Postretirement Benefits
(in millions)	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Service cost	$3	$2	$—	$—
Interest cost	9	9	—	—
Expected return on plan assets	(10)	(13)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of net loss (gain)	3	3	(2)	(2)
Net benefit cost (income)	$5	$1	$(2)	$(2)

During the first quarter of 2009, the Company made an $8 million contribution to its U.S. pension plan and $3 million to its Canadian plan.  Additional contributions to the U.S. plan may be made later this year; the final amount and timing of any such contributions will depend on the plan asset performance and any statutory or regulatory changes that may occur.

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

Compensation expense related to the Company’s stock option and stock purchase plans was $0.7 million and $1.1 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Weighted-average risk free rate of interest	1.72%	2.43%	2.00%	5.00%
Expected volatility	53%	37%	39%	22%
Weighted-average expected award life	4.8 years	4.6 years	1.0 year	1.0 year
Dividend yield	6.0%	5.1%	4.1%	2.3%
Weighted-average fair value	$2.85	$2.47	$3.11	$4.18

The information set forth in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 2, 2009:

		Weighted-	Weighted-
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	6,080		$18.64
Granted	868		9.93
Exercised	(28)		4.53
Expired or cancelled	(49)		21.34
Options outstanding at May 2, 2009	6,871	5.42	$17.58

Options exercisable at May 2, 2009	5,342	4.31	$19.02
Options available for future grant at May 2, 2009	3,461

The total intrinsic value of options exercised during the thirteen weeks ended May 2, 2009 was not significant.  There were no option exercises during the thirteen weeks ended May 3, 2008. The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of May 2, 2009 was $3.9 million and $1.7 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of May 3, 2008 was $4.4 million and $3.5 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of the end of the period and the exercise price of the shares.

The cash received and the tax benefit realized from option exercises for the thirteen weeks ended May 2, 2009 was not significant. For the thirteen weeks ended May 3, 2008, there was no tax benefit realized by the Company as there were no stock option exercises.

The following table summarizes information about stock options outstanding and exercisable at May 2, 2009:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$7.19	$10.25	1,436	7.21	$9.98	561	$10.05
$10.31	$12.99	1,601	4.29	$11.92	1,241	$11.99
$13.34	$23.42	1,665	5.16	$18.96	1,402	$18.54
$23.59	$25.39	1,429	5.28	$24.71	1,399	$24.71
$25.46	$28.50	740	5.27	$27.74	739	$27.74
$7.19	$28.50	6,871	5.42	$17.58	5,342	$19.02

Changes in the Company’s nonvested options for the thirteen weeks ended May 2, 2009 are summarized as follows:

		Weighted-
		average grant
	Number of	grant date fair value
(in thousands, except price per share)	shares	per share
Nonvested at January 31, 2009	1,268	$17.71
Granted	868	9.93
Vested	(558)	19.37
Expired or Cancelled	(49)	21.34
Nonvested at May 2, 2009	1,529	$12.57

As of May 2, 2009, there was $2.8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Restricted Shares and Units

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of May 2, 2009, 227,452 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirteen weeks ended May 2, 2009 and May 3, 2008 is summarized as follows:

	Number of Shares and Units
(in thousands)	May 2, 2009	May 3, 2008
Outstanding at beginning of period	844	810
Granted	565	223
Vested	(39)	(59)
Cancelled or forfeited	—	—
Outstanding at end of period	1,370	974
Aggregate value (in millions)	$21.3	$20.0
Weighted average remaining contractual life	1.67 years	1.87 years

The weighted average grant-date fair value per share was $9.67 and $11.66 for the first quarter of 2009 and 2008, respectively. The total value of awards for which restrictions lapsed during the first quarter of 2009 and 2008 was $0.9 million and $1.6 million, respectively. As of May 2, 2009 and May 3, 2008, there was $9.1 million and $11.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $1.7 million and $2.1 million in the first quarter of 2009 and 2008, respectively.

10. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on February 3, 2008 for financial assets and liabilities. SFAS No. 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS No. 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  On February 1, 2009, the Company adopted SFAS No. 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of May 2, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

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

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at May 2, 2009:

(in millions)	Level 1	Level 2	Level 3
Assets
Cash equivalents	$332	$—	$—
Short-term investment	—	—	23
Auction rate security	—	2	—
Forward foreign exchange contracts	—	3	—
Total Assets	$332	$5	$23

Liabilities
Forward foreign exchange contracts	$—	$1	$—
European cross currency swap	—	24	—
Total Liabilities	$—	$25	$—

At May 2, 2009, the Company had $408 million of cash and cash equivalents. Cash equivalents, excluding amounts due from third-party credit card processors, total $332 million and the carrying value approximates fair value due to its short-term nature. At May 2, 2009, the Company’s auction rate security was classified as available-for-sale and, accordingly, is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

The Company’s Level 3 assets include an investment in a money market fund classified in short-term investments. The Company assessed the fair value of its investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”) and its underlying securities. Based on this assessment, the Company recorded an impairment charge of $3 million during the third quarter of 2008, incorporating the valuation at zero for debt securities of Lehman Brothers. Changes in market conditions and the method and timing of the liquidation process of the Fund could result in further adjustments to the fair value and classification of this investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells athletic footwear, apparel, and equipment, through its affiliates, including Eastbay, Inc., and CCS, which sells skateboard and snowboard equipment, apparel, footwear, and accessories.  The Direct-to Customer segment sells to customers through catalogs and Internet websites.

STORE COUNT

At May 2, 2009, the Company operated 3,633 stores as compared with 3,641 and 3,758 stores at January 31, 2009 and May 3, 2008, respectively. During the thirteen weeks ended May 2, 2009, the Company opened 16 stores, remodeled or relocated 47 stores and closed 24 stores.

A total of 19 franchised stores were operational at May 2, 2009. Revenue from the franchised stores was not significant for the thirteen weeks ended May 2, 2009 or May 3, 2008. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

Sales
	Thirteen weeks ended
(in millions)	May 2, 2009	May 3, 2008
Athletic Stores	$1,118	$1,217
Direct-to-Customers	98	92
Total sales	$1,216	$1,309

Operating results
	Thirteen weeks ended
(in millions)	May 2, 2009	May 3, 2008
Athletic Stores	$61	$40
Direct-to-Customers	8	10
Division profit	69	50

Corporate expense, net	19	34
Operating profit	50	16
Other income	(1)	—
Interest expense, net	2	1
Income before income taxes	$49	$15

Sales of $1,216 million for the first quarter of 2009 decreased by 7.1 percent from sales of $1,309 million for the first quarter of 2008.  Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period decreased 2.2 percent, as compared with the corresponding prior-year period. Comparable-store sales decreased by 2.4 percent for the thirteen weeks ended May 2, 2009.

Gross margin, as a percentage of sales, increased to 29.3 percent for the thirteen weeks ended May 2, 2009 as compared with 28.0 percent in the corresponding prior-year period. For the thirteen weeks ended May 2, 2009, the merchandise rate improved by 130 basis points reflecting lower markdowns taken as the Company was less promotional in the first quarter of 2009, while the occupancy and buyers salary expense rate remained unchanged, as a percentage of sales. The effect of vendor allowances was not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales decreased by 8.1 percent to $1,118 million for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period of $1,217 million. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased 2.9 percent for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period. Comparable-store sales decreased by 2.0 percent for the thirteen weeks ended May 2, 2009. The decline in domestic operations sales for the thirteen weeks ended May 2, 2009 was principally as a result of the continued decline in mall traffic and consumer spending in general. This decline was offset, in part, by sales increases in each of the Company’s international operations, with the strongest increase in Australia.  The increase in international sales primarily reflected an improvement in apparel sales.

Athletic Stores division profit increased 52.5 percent for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period. Athletic Stores division profit, as a percentage of sales, increased to 5.5 percent for the thirteen weeks ended May 2, 2009, from 3.3 percent in the corresponding prior-year period. The increase in division profit was mainly attributable to increases in the domestic divisions’ gross margin, which benefited from less promotional activity during the current period.  Included in division profit for the thirteen weeks ended May 3, 2008 are $4 million in costs associated with the closure of underproductive stores, primarily lease termination costs.

Direct-to-Customers

Direct-to-Customers sales increased by 6.5 percent to $98 million for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period of $92 million reflecting a comparable-sales decrease of 7.6 percent offset by sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 10.7 percent to $83 million for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period.

Direct-to-Customers division profit for the thirteen weeks ended May 2, 2009 decreased by $2 million to $8 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 8.2 percent for the thirteen weeks ended May 2, 2009 as compared with 10.9 percent for the corresponding prior-year period. The decrease relates primarily to a decline in gross margin due to the lack of close-out inventory purchases in the current period, which enhanced the prior-year gross margin rate.  The effect of the CCS acquisition on division profit was not significant.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items. Corporate expense for the thirteen weeks ended May 2, 2009 decreased by $15 million to $19 million from the corresponding prior-year period. Included in the thirteen weeks ended May 3, 2008 was the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $278 million decreased by $21 million or 7.0 percent, in the first quarter of 2009 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 22.9 percent for the thirteen weeks ended May 2, 2009, as compared with 22.8 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased by $7 million for the thirteen weeks ended May 2, 2009, as compared with the corresponding prior-year period.  This decrease principally reflects reduced store costs, primarily wages, related to operating fewer stores and better expense management.  The inclusion of CCS, which was acquired during the fourth quarter of 2008, did not significantly affect SG&A.

Depreciation and Amortization

Depreciation and amortization decreased by $4 million in the first quarter of 2009 to $28 million as compared with $32 million for the first quarter of 2008. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization decreased by $2 million. The decrease primarily reflects reduced depreciation and amortization associated with the impairment charges recorded during the fourth quarter of 2008 of approximately $4 million, offset by the effect of prior-year capital spending and the amortization expense associated with the CCS customer list intangible.

Interest Expense

	Thirteen weeks ended
	May 2,	May 3,
(in millions)	2009	2008
Interest expense	$3	$5
Interest income	(1)	(4)
Interest expense, net	$2	$1

Interest expense decreased as a result of lower debt balances as the Company repaid its term loan during the second quarter of 2008, coupled with the fact that during the past 12 months the Company repurchased and retired a portion of its 2022 debentures. The decrease in interest income was primarily the result of lower interest rates on cash, cash equivalents, and short-term investments.

Income Taxes

The Company's effective tax rate for the thirteen weeks ended May 2, 2009 was 37.1 percent as compared with 77.2 percent for the corresponding prior-year period. The decrease in the rate is primarily attributable to the establishment in the prior year of a valuation allowance related to the tax benefit associated with the impairment of the Northern Group note receivable.  Excluding the effect of the valuation allowance, the effective rate for the thirteen weeks ended May 3, 2008 would have been 39.2 percent. The Company expects its effective rate to range from 36 to 37 percent for the full year of 2009. The actual rate will depend in significant part on the proportion of the Company's worldwide income that is earned in the U.S.

Net Income

Net income of $31 million, or $0.20 per diluted share, for the thirteen weeks ended May 2, 2009 increased by $0.18 per diluted share from $3 million, or $0.02 per diluted share, for the thirteen weeks ended May 3, 2008. Included in the thirteen weeks ended May 3, 2008 are charges totaling $19 million (pre-tax), or $0.12 per share, representing an impairment charge of $15 million related to the Northern Group note receivable and expenses of $4 million related to the store closing program.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company’s primary source of cash has been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, information systems and technology, and other support facilities, and to fund general working capital requirements.

Management believes its cash, cash equivalents, future operating cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund its working capital requirements, capital expenditures, retirement plan contributions, anticipated quarterly dividend payments, interest payments, and other cash requirements to support the development of its short-term and long-term operating strategies. The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 which replaces the existing credit agreement.  The new credit agreement also provides an incremental facility of up to $100 million under certain circumstances.  The new credit agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets.  No material covenants or payment restrictions exist unless the Company is borrowing under the agreement and, in that event, the restrictions may vary depending upon the level of borrowings.

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

Net cash provided by operating activities was $67 million and $73 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. The non-cash charge for the thirteen weeks ended May 3, 2008 represents a $15 million impairment charge related to the Northern Group note receivable. During the first quarter of 2009, the Company terminated its interest rate swaps for a gain of $19 million. Additionally, during the first quarter of 2009, the Company contributed $11 million to its U.S. and Canadian qualified pension plans as compared with a $6 million contribution to the Canadian qualified pension plan in the corresponding prior-year period.  Operating cash flows also includes a normal seasonal increase in merchandise inventory in each period presented.

Net cash used in investing activities was $26 million and $40 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively, reflecting capital expenditures. Capital expenditures forecasted for the full-year of 2009 are approximately $106 million, of which $84 million relates to modernizations of existing stores and new store openings, and $22 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Net cash used in financing was $23 million for both the thirteen weeks ended May 2, 2009 and May 3, 2008 reflecting common stock dividends declared and paid dividends during the first quarters of 2009 and 2008, representing a rate of $0.15 per share.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently assessing the effect that the adoption of FSP No. FAS 107-1 and APB No. 28-1 will have on its financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business plans effectively with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 2, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation and the evaluation of the previously identified material weakness in our internal control over financial reporting as disclosed in our 2008 Form 10-K, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, in preparing the condensed consolidated financial statements as of and for the thirteen weeks ended May 2, 2009, the Company performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our condensed consolidated financial statements for the thirteen weeks ended May 2, 2009 have been prepared in accordance with generally accepted accounting principles. The Company’s CEO and CFO have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

The Company has initiated a remediation plan, as described in our 2008 Annual Report on Form 10-K.  However, because the remedial actions relate to the implementation of a software solution, training of personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

During the quarter ended May 2, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of shares of its Common Stock during the first quarter of 2009.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FOOT LOCKER, INC.
Date: June 10, 2009	(Company)

/s/ Robert W. McHugh
ROBERT W. MCHUGH
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