Form 10-Q
period 2009-08-01
FOOT LOCKER INC
filed 2009-09-09
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 -Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Yes  ☐        No  ☒

Number of shares of Common Stock outstanding at September 4, 2009: 156,415,671

FOOT LOCKER, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)
	August 1,	August 2,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$402	$431	$385
Short-term investments	13	—	23
Merchandise inventories	1,284	1,401	1,120
Other current assets	211	248	236
	1,910	2,080	1,764
Property and equipment, net	433	529	432
Deferred taxes	366	243	358
Goodwill	145	267	144
Other intangibles and other assets	161	146	179
	$3,015	$3,265	$2,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$322	$363	$187
Accrued expenses and other current liabilities	191	266	231
	513	629	418
Long-term debt and obligations under capital leases	138	125	142
Other liabilities	387	252	393
	1,038	1,006	953
Shareholders’ equity
Common stock and paid-in capital: 160,614,691, 159,537,759 and
159,598,233 shares, respectively	702	686	691
Retained earnings	1,565	1,728	1,581
Accumulated other comprehensive loss	(187)	(55)	(246)
Less: Treasury stock at cost: 4,709,020, 4,573,992, and 4,680,533 shares, respectively	(103)	(100)	(102)
Total shareholders’ equity	1,977	2,259	1,924
	$3,015	$3,265	$2,877

See Accompanying Notes to Condensed Consolidated Financial Statements.
* The balance sheet at January 31, 2009 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales	$1,099	$1,302	$2,315	$2,611
Costs and Expenses
Cost of sales	819	941	1,679	1,884
Selling, general and administrative expenses	252	299	530	598
Depreciation and amortization	28	33	56	65
Impairment charge and store closing program costs	—	1	—	20
Interest expense, net	3	2	5	3
Other income	(1)	(2)	(2)	(2)
	1,101	1,274	2,268	2,568

(Loss) income from continuing operations before income taxes	(2)	28	47	43
Income tax (benefit) expense	(1)	10	17	22
Income from continuing operations	(1)	18	30	21

Income from disposal of discontinued operations, net of tax	1	—	1	—

Net income	$—	$18	$31	$21

Basic earnings per share:
Net income	$—	$0.11	$0.20	$0.13
Weighted-average common shares outstanding	155.9	154.0	155.6	153.9

Diluted earnings per share:
Net income	$—	$0.11	$0.20	$0.13
Weighted-average common shares assuming dilution	155.9	155.4	155.8	155.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net income	$—	$18	$31	$21
Other comprehensive income (expense), net of tax
Foreign currency translation adjustments arising during the period	47	(1)	62	17
Pension and postretirement plan adjustments	1	—	2	—
Change in fair value of derivatives	(1)	(1)	(2)	(1)
Unrealized gain (loss) on available-for-sale security	2	(2)	2	(2)
Comprehensive income	$49	$14	$95	$35

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)
	Twenty-six weeks ended
	August 1,	August 2,
	2009	2008
From Operating Activities:
Net income	$31	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Income from disposal of discontinued operations, net of tax	(1)	—
Non-cash impairment charge	—	15
Depreciation and amortization	56	65
Share-based compensation expense	5	6
Change in assets and liabilities:
Merchandise inventories	(138)	(109)
Accounts payable	129	130
Other accruals	(43)	5
Qualified pension plan contributions	(11)	(6)
Income tax payable	(4)	(8)
Gain on termination of interest rate swaps	19	—
Other, net	40	40
Net cash provided by operating activities of continuing operations	83	159

From Investing Activities:
Gain from lease termination	—	2
Gain from insurance recoveries	1	—
Short-term investment redemptions	10	—
Capital expenditures	(47)	(79)
Net cash used in investing activities of continuing operations	(36)	(77)

From Financing Activities:
Reduction in long-term debt	(3)	(94)
Issuance of common stock, net	1	2
Dividends paid	(47)	(47)
Net cash used in financing activities of continuing operations	(49)	(139)

Net cash used in operating activities of Discontinued Operations	(1)	—
Effect of exchange rate fluctuations on Cash and Cash Equivalents	20	—
Net change in Cash and Cash Equivalents	17	(57)
Cash and Cash Equivalents at beginning of year	385	488
Cash and Cash Equivalents at end of interim period	$402	$431

Cash paid during the period:
Interest	$6	$8
Income taxes	$10	$40

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2010 and of the fiscal year ended January 31, 2009. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. Subsequent events have been evaluated through September 9, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the Condensed Consolidated Balance Sheet for the quarter ended August 2, 2008 has been corrected to reflect an immaterial revision related to income taxes. This correction did not affect the Condensed Consolidated Statement of Operations for the period ended August 2, 2008.

     Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The disclosures required as a result of the adoption of FSP FAS 107-1 and APB 28-1 are included herein.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,”  (“SFAS No. 165”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009. See Note 1, Basis of Presentation, for the disclosure required under SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes various aspects of accounting for and disclosures of interests in variable interest entities. SFAS No. 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,”  (“SFAS No. 168”) which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles in the United States, recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will be effective for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 is not intended to modify or alter prior authoritative guidance through the Codification and, as such, its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

	August 1,	August 2,	January 31,
Goodwill (in millions)	2009	2008	2009
Athletic Stores	$18	$187	$17
Direct-to-Customers	127	80	127
	$145	$267	$144

The change in goodwill from the amount reported at August 2, 2008 primarily reflects the acquisition of CCS during the fourth quarter of 2008, which increased goodwill by $47 million, and the fourth quarter 2008 impairment charge of $167 million related to the Athletic Stores.

	August 1, 2009			August 2, 2008			January 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$184	$(138)	$46	$202	$(137)	$65	$173	$(124)	$49

Trademark	20	(5)	15	21	(4)	17	20	(5)	15

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(8)	1	10	(7)	3	9	(7)	2

CCS customer relationships	21	(3)	18	—	—	—	21	(1)	20

Total finite life intangible assets	235	(155)	80	234	(149)	85	224	(138)	86

Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	3	—	3	2	—	2
CCS tradename	25	—	25	—	—	—	25	—	25

Total indefinite life intangible assets	27	—	27	3	—	3	27	—	27

Total other intangible assets	$262	$(155)	$107	$237	$(149)	$88	$251	$(138)	$113

The weighted-average amortization period as of August 1, 2009 was approximately 11.8 years. Amortization expense was $5 million for both the thirteen week periods ended August 1, 2009 and August 2, 2008. Amortization expense was $10 million and $9 million for the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively. Additionally, the net intangible activity for the twenty-six week period ended August 1, 2009, primarily reflects the effect of the strengthening of the euro as compared with the U.S. dollar of $4 million. Annual estimated amortization expense for finite life intangible assets is expected to approximate $10 million for the remainder of 2009, $18 million for 2010, $16 million for 2011, $13 million for 2012 and $9 million for 2013.

3. Revolving Credit Facility

On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 which replaced the prior credit agreement.  The new credit agreement also provides an incremental facility of up to $100 million under certain circumstances.  The new credit agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. No material covenants or payment restrictions exist unless the Company is borrowing under the agreement and, in that event, the restrictions vary depending upon the level of borrowings.

4. Financial Instruments

Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. Additional information is contained within Note 10, Fair Value Measurements.

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument.

Derivatives designated as hedging instruments under SFAS No. 133

Cash Flow Hedges
The primary currencies to which the Company is exposed are the euro, the British pound, the Canadian dollar, and the Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. Generally, the Company does not hedge forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

The amount reclassified to cost of sales related to such contracts and the ineffective portion of gains and losses related to cash flow hedges recorded was not significant for any of the periods presented. Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $2 million and $3 million for the thirteen and twenty-six weeks ended August 1, 2009 and was not significant for the thirteen and twenty-six weeks ended August 2, 2008.

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

The Company had designated these hedging instruments as hedges of the net investments in foreign subsidiaries, and used the spot rate method of accounting to value changes of the hedging instruments attributable to currency rate fluctuations. As such, adjustments in the fair market value of the hedging instruments due to changes in the spot rate were recorded in other comprehensive income and offset changes in the net investment. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the disposal of the net investment.

The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Consolidated Balance Sheet decreased shareholders’ equity by $15 million and $24 million, net of tax, at August 1, 2009 and August 2, 2008, respectively. The effect on the Consolidated Statements of Operations, recorded as part of interest expense, related to the net investments hedges was not significant for the thirteen and twenty-six weeks ended August 1, 2009 and was $1 million and $2 million of expense, respectively, for the thirteen and twenty-six weeks ended August 2, 2008.

Fair Value Hedges
The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps were designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. The swaps effectively converted the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent.  During the first quarter of 2009, the Company terminated these interest rate swaps for a gain of $19 million.  This gain is amortized as part of interest expense over the remaining term of the debt, using the effective-yield method.  The effect on the Condensed Consolidated Statements of Operations, recorded as part of interest expense, related to the interest rate swaps was not significant for the thirteen weeks ended August 1, 2009, and was income of $1 million for the thirteen weeks ended August 2, 2008.  The effect on interest expense related to the interest rate swaps was income of $1 million for both the twenty-six weeks ended August 1, 2009 and August 2, 2008.

Derivatives not designated as hedging instruments under SFAS No. 133

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. Changes in the fair value of these foreign currency option contracts are recorded in earnings immediately within other income. Mark-to-market, realized gains and premiums paid were not significant for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

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

The Company enters into monthly diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding as of August 1, 2009 was $5 million and these contracts extend through May 2010. Changes in the fair value of these contracts are recorded in selling, general and administrative expenses immediately. The amounts recorded for the periods presented were not significant.

As discussed above, the Company terminated its European net investment hedge during the third quarter of 2008. During the remaining term of the agreement, the Company will remit to its counterparty interest payments based on one-month U.S. LIBOR rates on the $24 million liability.  The agreement includes a provision that may require the Company to settle this transaction in August 2010, at the option of the Company or the counterparty.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	August 1, 2009		August 2, 2008
(in millions)	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Hedging Instruments:
Forward contracts	Current assets	$—	Current assets	$1
Interest rate swaps	Non current assets	—	Non current assets	2
Net investment hedges	Non current liability	—	Non current liability	(38)
Total		$—		$(35)

Non Hedging Instruments:
Forward contracts	Current assets	$1	Current assets	$2
Forward contracts	Current liability	(1)	Current liability	(1)
European cross currency swap	Non current liability	(24)	Non current liability	—
Total		$(24)		$1

Fair Value of Financial Instruments

     The carrying value and estimated fair value of long-term debt was $138 million and $120 million, respectively, at August 1, 2009 and $142 million and $120 million, respectively, at January 31, 2009. The carrying values of cash and cash equivalents, other short-term investments and other current receivables and payables approximate their fair value.

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:
	August 1,	August 2,	January 31,
(in millions)	2009	2008	2009
Foreign currency translation adjustments	$72	$110	$10
Cash flow hedge	—	—	2
Unrecognized pension cost and postretirement benefit	(256)	(161)	(253)
Unrealized loss on available-for-sale security	(3)	(4)	(5)
	$(187)	$(55)	$(246)

6. Earnings Per Share

On February 1, 2009, the provisions of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) became effective for the Company.  The provisions of this FSP clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings per share.  The Company’s restricted stock awards, which contain nonforfeitable rights to dividends, are considered participating securities. FSP EITF 03-6-1 is effective for the financial statements included in the Company’s quarterly report for the thirteen and twenty-six weeks ended August 1, 2009, and application of FSP EITF 03-6-1 did not have a significant effect on the Company’s earnings per share calculations for any of the periods presented. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents, such as stock options and awards.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Weighted-average common shares outstanding	155.9	154.0	155.6	153.9
Effect of Dilution:
Stock options and awards	—	1.4	0.2	1.3
Weighted-average common shares assuming dilution	155.9	155.4	155.8	155.2

Options to purchase 6.2 million and 4.5 million shares of common stock were not included in the computation for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively. Options to purchase 6.5 million and 4.8 million shares of common stock were not included in the computation for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Stock option and awards totaling 0.2 million shares were not included in the computation of earnings per share for the thirteen weeks ended August 1, 2009 as the effect would have been antidilutive due to a loss from continuing operations being reported for the period.

7. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of August 1, 2009, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 are presented below. Division profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Athletic Stores	$1,018	$1,223	$2,136	$2,440
Direct-to-Customers	81	79	179	171
Total sales	$1,099	$1,302	$2,315	$2,611

Operating Results
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Athletic Stores (1)	$5	$39	$66	$79
Direct-to-Customers	5	8	13	18
Division profit	10	47	79	97
Corporate expense, net (2)	10	19	29	53
Operating profit	—	28	50	44
Other income (3)	1	2	2	2
Interest expense, net	3	2	5	3
(Loss) income from continuing operations before income taxes	$(2)	$28	$47	$43

(1)
Included in the results for the thirteen and twenty-six weeks ended August 2, 2008 are store closing costs of $1 million and $5 million, respectively, which primarily represent lease termination costs.

(2)	Included in corporate expense for the twenty-six weeks ended August 2, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(3)
Included in other income for the twenty-six weeks ended August 1, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income. The amount included in the prior year periods represented a lease termination gain related to the sale of a leasehold interest in Europe.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3	$3	$6	$5	$—	$—	$—	$—
Interest cost	9	9	18	18	—	—	—	—
Expected return on plan
assets	(11)	(14)	(21)	(27)	—	—	—	—
Amortization of net loss
(gain)	3	3	6	6	(1)	(2)	(3)	(4)
Net benefit expense (income)	$4	$1	$9	$2	$(1)	$(2)	$(3)	$(4)

During the twenty-six weeks ended August 1, 2009 the Company made an $8 million contribution to its U.S. pension plan and $3 million to its Canadian plan. During August 2009, the Company made an additional $29 million contribution to its U.S. pension plan.  No further pension contributions are planned for the balance of the year.

9. Share-Based Compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

Compensation expense related to the Company’s stock option and stock purchase plans was $1.0 million for both the thirteen weeks ended August 1, 2009 and August 2, 2008 and was $1.7 million and $2.1 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	Twenty-six weeks ended		Twenty-six weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Weighted-average risk free rate of interest	1.76%	2.43%	1.91%	4.73%
Expected volatility	53%	37%	39%	24%
Weighted-average expected award life	4.8 years	4.6 years	1.0 year	1.0 year
Dividend yield	6.0%	5.1%	4.2%	2.4%
Weighted-average fair value	$2.87	$2.47	$4.74	$9.05

The information set forth in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended August 1, 2009:

		Weighted-	Weighted-
		Average	Average
(in thousands, except price per share)	Shares	Term	Exercise Price
Options outstanding at the beginning of the year	6,080		$18.64
Granted	918		9.96
Exercised	(29)		4.53
Expired or cancelled	(71)		21.98
Options outstanding at August 1, 2009	6,898	5.23	$17.51
Options exercisable at August 1, 2009	5,334	4.09	$19.00
Options available for future grant at August 1, 2009	3,307

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 was not significant. The aggregate intrinsic value for stock options outstanding and exercisable as of August 1, 2009 was $1.7 million and $0.6 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of August 2, 2008 was $8.6 million and $6.6 million, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as of the end of the period and the exercise price of the shares.

The cash received and the tax benefit realized from option exercises for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 was not significant.

The following table summarizes information about stock options outstanding and exercisable at August 1, 2009:

		Options Outstanding			Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
		Number	Remaining	Average	Number	Average
Range of Exercise Prices		Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share)
$7.19	$10.25	1,436	6.96	$9.98	561	$10.05
$10.31	$12.99	1,651	4.22	$11.88	1,241	$11.99
$13.34	$23.42	1,656	4.94	$18.95	1,406	$18.54
$23.59	$25.39	1,421	5.06	$24.71	1,391	$24.71
$25.46	$28.50	734	5.05	$27.74	735	$27.74
$7.19	$28.50	6,898	5.23	$17.51	5,334	$19.00

Changes in the Company’s nonvested options for the twenty-six weeks ended August 1, 2009 are summarized as follows:
		Weighted-
		average grant
	Number of	date fair value
(in thousands, except price per share)	shares	per share
Nonvested at January 31, 2009	1,268	$17.71
Granted	918	9.96
Vested	(551)	19.20
Expired or Cancelled	(71)	21.98
Nonvested at August 1, 2009	1,564	$12.45

As of August 1, 2009, there was $2.3 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.23 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of August 1, 2009, 227,452 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the twenty-six weeks ended August 1, 2009 and August 2, 2008 is summarized as follows:
	Number of Shares and Units
(in thousands)	August 1, 2009	August 2, 2008
Outstanding at beginning of period	844	810
Granted	615	223
Vested	(39)	(79)
Cancelled or forfeited	—	—
Outstanding at end of period	1,420	954
Aggregate value (in millions)	$21.8	$19.5
Weighted average remaining contractual life	1.42 years	1.66 years

The weighted-average grant-date fair value per share was $9.74 and $11.66 for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $0.9 million and $2.1 million, respectively. As of August 1, 2009, there was $8.4 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3.7 million and $3.6 million in the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

10. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on February 3, 2008 for financial assets and liabilities. SFAS No. 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS No. 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  On February 1, 2009, the Company adopted SFAS No. 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of August 1, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

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

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at August 1, 2009:

(in millions)	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$13
Auction rate security	—	4	—
Forward foreign exchange contracts	—	1	—
Total Assets	$—	$5	$13

Liabilities
Forward foreign exchange contracts	$—	$1	$—
European cross currency swap	—	24	—
Total Liabilities	$—	$25	$—

At August 1, 2009, the Company’s auction rate security was classified as available-for-sale and, accordingly, is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period. The change in the fair value of the auction rate security for the twenty-six weeks ended August 1, 2009 represented an unrealized gain of $2 million. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

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

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the twenty-six weeks ended August 1, 2009:

(in millions)	Level 3
Balance at January 31, 2009	$23
Redemptions received	(10)
Balance at August 1, 2009	$13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells athletic footwear, apparel, and equipment, through its affiliates, including Eastbay, Inc., and CCS, which sells skateboard and snowboard equipment, apparel, footwear, and accessories.  The Direct-to-Customer segment sells to customers through catalogs and Internet websites.

STORE COUNT

At August 1, 2009, the Company operated 3,615 stores as compared with 3,641 and 3,728 stores at January 31, 2009 and August 2, 2008, respectively. During the twenty-six weeks ended August 1, 2009, the Company opened 26 stores, remodeled or relocated 89 stores and closed 52 stores.

A total of 19 franchised stores were operational at August 1, 2009. Revenue from the franchised stores was not significant for the thirteen and twenty-six weeks ended August 1, 2009 or August 2, 2008. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customer segment, excluding CCS sales, are included in the calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, CCS sales have been excluded in the computation of comparable-store sales. Division profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

The following table summarizes results by segment:
Sales
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Athletic Stores	$1,018	$1,223	$2,136	$2,440
Direct-to-Customers	81	79	179	171
Total sales	$1,099	$1,302	$2,315	$2,611

Operating Results
	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Athletic Stores (1)	$5	$39	$66	$79
Direct-to-Customers	5	8	13	18
Division profit (loss)	10	47	79	97
Corporate expense, net (2)	10	19	29	53
Operating profit	—	28	50	44
Other income (3)	1	2	2	2
Interest expense, net	3	2	5	3
(Loss) income from continuing operations before income taxes	$(2)	$28	$47	$43

(1)     Included in the results for the thirteen and twenty-six weeks ended August 2, 2008 are store closing costs of $1 million and $5 million, respectively, which primarily represent lease termination costs.

(2)     Included in corporate expense for the twenty-six weeks ended August 2, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(3)     Included in other income for the twenty-six weeks ended August 1, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income. The amount included in the prior year periods represented a lease termination gain related to the sale of a leasehold interest in Europe.

Sales of $1,099 million for the thirteen weeks ended August 1, 2009 decreased 15.6 percent from sales of $1,302 million for the thirteen weeks ended August 2, 2008. For the twenty-six weeks ended August 1, 2009 sales of $2,315 million decreased 11.3 percent from sales of $2,611 million for the twenty-six week period ended August 2, 2008. Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and twenty-six week periods decreased 11.8 percent and 7.0 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 12.1 percent and 7.3 percent, for the thirteen and twenty-six weeks ended August 1, 2009, respectively.

Gross margin, as a percentage of sales, decreased to 25.5 percent for the thirteen weeks ended August 1, 2009 as compared with 27.7 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 27.5 percent for the twenty-six weeks ended August 1, 2009 decreased as compared with 27.8 percent in the corresponding prior-year period. For the thirteen and twenty-six weeks ended August 1, 2009, the occupancy and buyers’ salary expense rate increased by 190 and 80 basis points, respectively, as a percentage of sales, as compared with the corresponding prior-year period due to lower sales.  The merchandise margin rate for the thirteen weeks ended August 1, 2009 declined by 30 basis points reflecting a mix shift towards inventory purchases with a lower initial markup. The merchandise margin rate for the twenty-six weeks improved by 50 basis points primarily reflecting lower markdowns taken as the Company was less promotional in the first half of 2009. The effect of vendor allowances was not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales decreased by 16.8 percent and 12.5 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic stores decreased 12.7 percent and 7.8 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 12.1 percent and 7.1 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively. The decline in domestic operations sales for the thirteen and twenty-six weeks ended August 1, 2009 was principally as a result of the continued decline in mall traffic and consumer spending in general.  The sales decline during the thirteen week period ended August 1, 2009 also reflected various tax-free calendar shifts in 2009 and the effect of the stimulus checks that the U.S. government provided last year.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from international operations declined by 0.8 percent and increased by 0.6 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. International results continued to benefit from improved apparel sales.

Athletic Stores division profit for the thirteen weeks ended August 1, 2009 decreased to $5 million, or 0.5 percent, as a percentage of sales, from a division profit of $39 million for the thirteen weeks ended August 2, 2008. Athletic Stores division profit for the twenty-six weeks ended August 1, 2009 decreased to $66 million, or 3.1 percent, as a percentage of sales, from a division profit of $79 million for the twenty-six weeks ended August 2, 2008. Included in division profit for the thirteen weeks and twenty-six weeks ended August 2, 2008 are $1 million and $5 million, respectively, in costs associated with the closure of underproductive stores, primarily lease termination costs.  The second quarter 2009 results of the domestic operations were significantly lower than the prior year and management’s expectations, while international operations were essentially equal to the prior-year periods.

Direct-to-Customers

Direct-to-Customers sales increased by 2.5 percent to $81 million and by 4.7 percent to $179 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods of $79 million and $171 million.  This reflects a comparable-sales decrease of 11.1 percent and 9.2 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods, offset by sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 6.2 percent to $69 million and by 8.6 percent to $152 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. Increases in Internet sales were partially offset by a decline in catalog sales.

Direct-to-Customers division profit decreased 37.5 percent and 27.8 percent to $5 million and $13 million for thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 6.2 percent and 7.3 percent for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with 10.1 percent and 10.5 percent, respectively, in the corresponding prior-year periods. The decrease relates primarily to a decline in gross margin due to the lack of close-out inventory purchases in the current period, which enhanced the prior-year gross margin rate.  The effect of the CCS acquisition on division profit was not significant.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended August 1, 2009 decreased by $9 million to $10 million from the corresponding prior-year period. Corporate expense for the twenty-six weeks ended August 1, 2009 decreased by $24 million to $29 million from the corresponding prior-year period. Included in the twenty-six weeks ended August 2, 2008 was the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada. The remaining decrease for both the thirteen and twenty-six weeks ended August 1, 2009 represents primarily decreased incentive compensation, offset, in part, by higher pension expense.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $252 million decreased by $47 million, or 15.7 percent, for the thirteen weeks ended August 1, 2009 as compared with the corresponding prior-year period. SG&A of $530 million decreased by $68 million, or 11.4 percent, for the twenty-six weeks ended August 1, 2009 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 22.9 percent for the thirteen weeks ended August 1, 2009 as compared with 23.0 percent in the corresponding prior-year period. SG&A, as a percentage of sales, was 22.9 percent for both the twenty-six weeks ended August 1, 2009 and August 2, 2008. Excluding the effect of foreign currency fluctuations, SG&A decreased $37 million and $44 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. The decrease in the thirteen and twenty-six weeks ended August 1, 2009 primarily reflects reduced store costs and lower corporate expense offset, in part, by an increase in pension expense as compared with the corresponding prior-year periods. The decrease in store costs principally reflects reduced store variable costs, primarily wages, related to operating fewer stores and better expense management. Pension expense increased by $3 million and $7 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively.  The inclusion of CCS, which was acquired during the fourth quarter of 2008, did not significantly affect SG&A.

Depreciation and Amortization

Depreciation and amortization decreased by $5 million in the second quarter of 2009 to $28 million as compared with $33 million for the second quarter of 2008. Depreciation and amortization decreased by $9 million for the twenty-six weeks ended August 1, 2009 to $56 million as compared with $65 million for the twenty-six weeks ended August 2, 2008. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization decreased by $3 million and $6 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, as compared with the corresponding prior-year periods. The decrease for the quarter and the year-to-date periods primarily reflects reduced depreciation and amortization of approximately $4 million and $8 million, respectively, associated with the impairment charges recorded during the fourth quarter of 2008, offset by the effect of prior-year capital spending and the amortization expense associated with the CCS customer list intangible asset.

Interest Expense

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2009	2008	2009	2008
Interest expense	$3	$4	$6	$9
Interest income	—	(2)	(1)	(6)
Interest expense, net	$3	$2	$5	$3

Interest expense decreased as a result of lower debt balances as the Company repaid its term loan during the second quarter of 2008, coupled with the fact that during the past 12 months the Company repurchased and retired a portion of its 2022 debentures. The decrease in interest income was primarily the result of lower interest rates on cash, cash equivalents, and short-term investments.

Other Income/Expense

Other income of $1 million and $2 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively, is primarily related to gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income.  Other income of $2 million for the thirteen and twenty-six week periods ended August 2, 2008 is primarily related to a lease termination gain.

Income Taxes

The Company’s effective tax rate for the thirteen and twenty-six weeks ended August 1, 2009 was 72.2 percent and 35.4 percent as compared with 36.8 percent and 51.3 percent for the corresponding prior-year periods. The income tax benefit for the second quarter of 2009 primarily reflects favorable settlements of tax examinations and a reduced tax rate in a foreign jurisdiction. The decrease in the rate for the twenty-six weeks is primarily attributable to the establishment in the prior year of a valuation allowance related to the tax benefit associated with the impairment of the Northern Group note receivable. Excluding the effect of the valuation allowance, the effective rate for the twenty-six weeks ended August 2, 2008 would have been 38.0 percent. If certain Canadian provincial tax rate reductions are enacted as proposed, the Company will record a charge of $4 million to $5 million to write-down the value of its net deferred tax assets. Excluding this charge, the Company expects its effective rate to range from 36 to 37 percent for the full year of 2009. The actual rate will also depend in significant part on the proportion of the Company's worldwide income that is earned in the U.S.

Net Income (Loss)

For the thirteen weeks ended August 1, 2009, net income decreased by $18 million, or $0.11 per diluted share as compared with the thirteen weeks ended August 2, 2008. Net income for the twenty-six weeks ended August 1, 2009 was $31 million, or $0.20 per diluted share. This compares to net income of $21 million, or $0.13 per diluted share for the twenty-six weeks ended August 2, 2008. Included in the thirteen weeks ended August 1, 2009, is income from discontinued operations of $1 million, as a result of a favorable state tax examination attributable to the Company’s former Canadian businesses. Included in the twenty-six weeks ended August 2, 2008 are charges totaling $20 million (pre-tax), or $0.12 per share, representing an impairment charge of $15 million related to the Northern Group note receivable and expenses of $5 million related to the store closing program.

Management is in the process of developing various merchandising and expense initiatives in an effort to improve performance, as well as evaluating the effect of macroeconomic trends on the Company’s projected future earnings. In the third quarter, once developed, the Company intends to analyze the effect of these initiatives and trends on the projected performance of its operations, which may include an analysis of recoverability of store long-lived assets, goodwill, and other intangible assets pursuant to SFAS No. 144 and SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company’s primary source of cash has been from operations. The Company generally finances real estate with operating leases. The principal uses of cash have been to finance inventory requirements, capital expenditures related to store openings, store remodelings, information systems, and other support facilities, retirement plan contributions, quarterly dividend payments, interest payments, other cash requirements to support the development of its short-term and long-term operating strategies, and to fund other working capital requirements. Management believes its cash, cash equivalents, future operating cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On March 20, 2009, the Company entered into a new credit agreement with its banks, providing for a $200 million revolving credit facility maturing on March 20, 2013 which replaced the prior credit agreement.  The new credit agreement also provides an incremental facility of up to $100 million under certain circumstances.  The new credit agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets.  No material covenants or payment restrictions exist unless the Company is borrowing under the agreement and, in that event, the restrictions vary depending upon the level of borrowings.

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

Net cash provided by operating activities was $83 million and $159 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. The non-cash charge for the twenty-six weeks ended August 2, 2008 represents a $15 million impairment charge related to the Northern Group note receivable. The change in merchandise inventories represents the normal seasonal increase related to the back-to-school selling season. The change in other accruals primarily represents incentive compensation payments. During the twenty-six weeks ended August 1, 2009, the Company terminated its interest rate swaps for a gain of $19 million. Additionally, during the twenty-six weeks ended August 1, 2009, the Company contributed $11 million to its U.S. and Canadian qualified pension plans as compared with a $6 million contribution to the Canadian qualified pension plan in the corresponding prior-year period.  Due to the negative pension asset performance experienced in 2008, the Company made an additional contribution of $29 million during August 2009 to its U.S. qualified pension plan. No further pension contributions are planned for the balance of the year.

Net cash used in investing activities was $36 million and $77 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. Included in investing activities for the twenty-six weeks ended August 1, 2009 is a $1 million gain from insurance recoveries. Additionally, during the second quarter of 2009, the Company received $10 million, representing further liquidation of the Reserve International Liquidity Fund.  The remaining investment of $13 million is classified as a short-term investment in the Condensed Consolidated Balance Sheet at August 1, 2009.  Capital expenditures were $47 million for the twenty-six weeks ended August 1, 2009 as compared with $79 million in the corresponding prior-year period reflecting the Company’s strategic decision to reduce its capital plan for 2009 due to the uncertain external environment. Capital expenditures for the full-year of 2009 are expected to total approximately $103 million, of which $79 million relates to modernizations of existing stores and new store openings, and $24 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Net cash used in financing activities was $49 million and $139 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company purchased and retired $3 million and $6 million, respectively, of its 8.50 percent debentures payable in 2022.  Additionally, during the twenty-six weeks ended August 2, 2008 the Company made payments of $88 million, which fully repaid its 5-year term loan. The Company declared and paid dividends totaling $47 million for both the twenty-six weeks ended August 1, 2009 and August 2, 2008, representing a rate of $0.15 per share. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $1 million and $2 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The disclosures required as a result of the adoption of FSP FAS 107-1 and APB 28-1 are included herein.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,”  (“SFAS No. 165”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009. See Note 1, Basis of Presentation, for the disclosure required under SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes various aspects of accounting for and disclosures of interests in variable interest entities. SFAS No. 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,”  (“SFAS No. 168”) which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles in the United States, recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will be effective for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 is not intended to modify or alter prior authoritative guidance through the Codification and, as such, its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in effect as of August 1, 2009. Based on that evaluation and the evaluation of the previously identified material weakness in our internal control over financial reporting as disclosed in our 2008 Form 10-K, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, in preparing the condensed consolidated financial statements as of and for the twenty-six weeks ended August 1, 2009, the Company performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our condensed consolidated financial statements for the twenty-six weeks ended August 1, 2009 have been prepared in accordance with generally accepted accounting principles. The Company’s CEO and CFO have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

The Company has initiated a remediation plan, as described in our 2008 Annual Report on Form 10-K.  However, because the remedial actions relate to the implementation of a software solution, training of personnel and since many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

During the quarter ended August 1, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting, except for the following.

During the second quarter of 2009, the Company installed its new system designed to assist in the reconciliation of Point-of-Sale register transactions to sales and receipts in all its Canadian formats and one domestic format. The Company’s international divisions were converted to this system during 2008, and we currently plan to convert the remaining formats during the third quarter of 2009. The Company has a rigorous information system implementation process that requires extensive pre-implementation planning, design and testing, as well as post-implementation monitoring. Based upon this process, the Company believes that the implementation of this system will not have an adverse effect on the assessment of its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or disposed of by the Company in past years. These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims. Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, uniforms, and calculation of vacation pay. Management does not believe that the outcome of such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of shares of its Common Stock during the second quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Company’s annual meeting of shareholders was held on May 20, 2009. There were represented at the meeting, in person or by proxy, 139,707,647 shares of Common Stock, par value $0.01 per share, which represented 89.7 percent of the shares outstanding on March 27, 2009, the record date for the meeting.

(b)
Each of Alan D. Feldman, Jarobin Gilbert Jr., and David Y. Schwartz was elected as a director in Class III for a three-year term ending at the Annual Meeting of Shareholders in 2012. Cheryl Nido Turpin was elected as a director in Class II for a two-year term ending at the Annual Meeting of Shareholders in 2011. Nicholas DiPaolo, Matthew M. McKenna, James E. Preston, Matthew D. Serra, and Dona D. Young, having previously been elected directors of the Company for terms continuing beyond the 2009 Annual Meeting of Shareholders, continue in office as directors of the Company. In addition, Ken C. Hicks, who was elected a director of the Company effective August 17, 2009 for a term expiring at the 2010 Annual Meeting of Shareholders, continues in office as a director.

(c)	In addition to the election of directors, shareholders ratified the appointment of KPMG as independent accountants and approved the amendment to the By-Laws. The results of the voting were as follows:

(1) Election of Directors:

			Abstentions
			and
		Votes	Broker
Name	Votes For	Withheld	Non-Votes
Alan D. Feldman	125,556,789	14,150,858	N/A
Jarobin Gilbert, Jr.	126,188,930	13,518,717	N/A
David Y. Schwartz	127,410,876	12,296,771	N/A
Cheryl Nido Turpin	126,146,888	13,560,759	N/A

(2) Proposal to ratify the appointment of independent accountants:
Votes For	Votes Against	Abstentions	Broker Non-Votes
138,943,185	714,556	49,906	N/A

(3) Proposal to approve the amendment to the By-Laws:
Votes For	Votes Against	Abstentions	Broker Non-Votes
139,080,406	542,139	85,102	N/A

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FOOT LOCKER, INC.
Date: September 9, 2009	(Company)

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