Form 10-Q
period 2009-10-31
FOOT LOCKER INC
filed 2009-12-09
CIK 850209

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 -Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐        No  ☒

Number of shares of Common Stock outstanding at November 27, 2009: 156,514,695

FOOT LOCKER, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	October 31,	November 1,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$425	$328	$385
Short-term investments	13	72	23
Merchandise inventories	1,228	1,262	1,120
Other current assets	216	238	236
	1,882	1,900	1,764
Property and equipment, net	400	505	432
Deferred taxes	376	232	358
Goodwill	146	264	144
Other intangibles and other assets	159	128	179
	$2,963	$3,029	$2,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$276	$271	$187
Accrued expenses and other current liabilities	202	240	231
	478	511	418
Long-term debt	138	128	142
Other liabilities	365	228	393
	981	867	953
Shareholders’ equity
Common stock and paid-in capital: 161,224,691, 159,572,066 and 159,598,233 shares, respectively	706	689	691
Retained earnings	1,536	1,729	1,581
Accumulated other comprehensive loss	(157)	(154)	(246)
Less: Treasury stock at cost: 4,723,330, 4,663,992, and 4,680,533 shares, respectively	(103)	(102)	(102)
Total shareholders’ equity	1,982	2,162	1,924
	$2,963	$3,029	$2,877

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Sales	$1,214	$1,309	$3,529	$3,920
Costs and Expenses
Cost of sales	885	954	2,564	2,838
Selling, general and administrative expenses	274	287	804	885
Depreciation and amortization	29	32	85	97
Impairment charge and store closing program costs	36	3	36	23
Interest expense, net	3	1	8	4
Other income, net	—	(5)	(2)	(7)
	1,227	1,272	3,495	3,840

(Loss) income from continuing operations before income taxes	(13)	37	34	80
Income tax (benefit) expense	(7)	13	10	35
(Loss) income from continuing operations	(6)	24	24	45

Income from disposal of discontinued operations, net of tax	—	—	1	—

Net (loss) income	$(6)	$24	$25	$45

Basic (loss) earnings per share:
(Loss) income from continuing operations	(0.04)	0.16	0.16	0.29
Income from disposal of discontinued operations	—	—	—	—
Net (loss) income	$(0.04)	$0.16	$0.16	$0.29
Weighted-average common shares outstanding	156.4	154.1	155.9	154.0

Diluted (loss) earnings per share:
(Loss) income from continuing operations	(0.04)	0.16	0.16	0.29
Income from disposal of discontinued operations	—	—	—	—
Net (loss) income	$(0.04)	$0.16	$0.16	$0.29
Weighted-average common shares assuming dilution	156.4	155.6	156.1	155.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Unaudited)
 (in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net (loss) income	$(6)	$24	$25	$45
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	28	(106)	90	(89)
Pension and postretirement plan adjustments	1	—	3	—
Change in fair value of derivatives	1	—	(1)	(1)
Unrealized gain (loss) on available-for-sale security	—	—	2	(2)
Comprehensive income (loss)	$24	$(82)	$119	$(47)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Thirty-nine weeks ended
	October 31,	November 1,
	2009	2008
From Operating Activities:
Net income	$25	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Income from disposal of discontinued operations, net of tax	(1)	—
Non-cash impairment charges	36	18
Depreciation and amortization	85	97
Share-based compensation expense	9	6
Change in assets and liabilities:
Merchandise inventories	(69)	(28)
Accounts payable	82	47
Other accruals	(41)	(4)
Qualified pension plan contributions	(40)	(6)
Gain on termination of interest rate swaps	19	—
Other, net	35	35
Net cash provided by operating activities of continuing operations	140	210

From Investing Activities:
Gain from lease termination	—	3
Gain from insurance recoveries	1	—
Short-term investment redemptions	10	—
Reclassification of cash equivalents to short-term investments	—	(75)
Capital expenditures	(70)	(116)
Net cash used in investing activities of continuing operations	(59)	(188)

From Financing Activities:
Reduction in long-term debt	(3)	(94)
Issuance of common stock, net	2	2
Dividends paid	(70)	(70)
Net cash used in financing activities of continuing operations	(71)	(162)

Net cash used in operating activities of Discontinued Operations	(1)	—
Effect of exchange rate fluctuations on Cash and Cash Equivalents	31	(20)
Net change in Cash and Cash Equivalents	40	(160)
Cash and Cash Equivalents at beginning of year	385	488
Cash and Cash Equivalents at end of interim period	$425	$328

Cash paid during the period:
Interest	$6	$10
Income taxes	$13	$51

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2010 and of the fiscal year ended January 31, 2009. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009. Subsequent events have been evaluated through December 9, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements. The Company has not evaluated subsequent events after such date.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the Condensed Consolidated Balance Sheet for the quarter ended November 1, 2008 has been corrected to reflect an immaterial revision related to income taxes. This correction did not affect the Condensed Consolidated Statement of Operations for the period ended November 1, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance for fair value measurements to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. This guidance, which is effective for interim and annual reporting periods ending after June 15, 2009, also requires additional disclosures about fair value measurements in interim and annual reporting periods. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance, which amends prior guidance and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, and requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. The disclosures required as a result of the adoption of this guidance are included herein.

In April 2009, the FASB issued authoritative guidance, which amends its other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of 2009. See Note 1, Basis of Presentation, for the disclosure required under the guidance.

In June 2009, the FASB issued authoritative guidance, which changes various aspects of accounting for and disclosures of interests in variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In July of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides clarification regarding acceptable valuation techniques for determining the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual reporting periods ending after its issuance.  The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

2. Impairment Charges and Store Closing Program Costs

The Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator, or a triggering event, exists comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. During the third quarter of 2009, the Company recorded non-cash impairment charges totaling $36 million.  A charge of $32 million was recorded to write-down long-lived assets such as store fixtures and leasehold improvements at its Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions for 787 stores. Additionally, the Company recorded a charge of $4 million to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project.

Included in the thirteen weeks ended November 1, 2008 is a $3 million impairment charge to reflect a decline in fair value that is other-than-temporary related to the Company’s investment in the Reserve International Liquidity Fund.  Additionally, included in the thirty-nine weeks ended November 1, 2008 is a non-cash impairment charge of $15 million related to the Northern Group note that was determined not to be collectible as well as $5 million in store closing costs, primarily representing lease termination costs.

3. Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The Company’s annual review of goodwill and assets with indefinite lives during the first quarters of 2009 and 2008, did not result in any impairment charges. The following table provides a summary of the Company’s goodwill by reportable segment:

	October 31,	November 1,	January 31,
Goodwill (in millions)	2009	2008	2009
Athletic Stores	$19	$184	$17
Direct-to-Customers	127	80	127
	$146	$264	$144

The change in goodwill from the amount reported at November 1, 2008 primarily reflects the acquisition of CCS during the fourth quarter of 2008, which increased goodwill by $47 million, and the fourth quarter 2008 impairment charge of $167 million related to the Athletic Stores.

 The components of the Company’s finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 31, 2009			November 1, 2008			January 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	Value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$193	$(147)	$46	$171	$(119)	$52	$173	$(124)	$49

Trademark	20	(6)	14	21	(5)	16	20	(5)	15

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	10	(8)	2	9	(7)	2	9	(7)	2

CCS customer relationships	21	(4)	17	—	—	—	21	(1)	20

Total finite life intangible assets	245	(166)	79	202	(132)	70	224	(138)	86

Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	3	—	3	2	—	2
CCS trade-name	25	—	25	—	—	—	25	—	25

Total indefinite life intangible assets	27	—	27	3	—	3	27	—	27

Total other intangible assets	$272	$(166)	$106	$205	$(132)	$73	$251	$(138)	$113

The weighted-average amortization period as of October 31, 2009 was approximately 11.9 years. Amortization expense was $5 million and $3 million for the thirteen week periods ended October 31, 2009 and November 1, 2008, respectively. Amortization expense was $15 million and $13 million for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively. Additionally, the net intangible activity for the thirty-nine week period ended October 31, 2009 reflects the effect of the strengthening of the euro as compared with the U.S. dollar of $6 million and $2 million of lease acquisition costs. Estimated amortization expense for finite life intangible assets is expected to approximate $5 million for the remainder of 2009, $19 million for 2010, $16 million for 2011, $14 million for 2012 and $9 million for 2013.

4. Revolving Credit Facility

On March 20, 2009, the Company entered into a new credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013, which replaced the Company’s prior credit agreement.  The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances.  The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings.  If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the Credit Agreement), and the Company’s projected fixed charge coverage ratio (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments) is at least 1.1 to 1.0.  The Company’s management does not currently expect to borrow under the facility for the balance of 2009 or in 2010.

5. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.  As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument.  Additional information is contained within Note 11, Fair Value Measurements.

Derivatives designated as hedging instruments

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

The amount reclassified to cost of sales related to such contracts and the ineffective portion of gains and losses related to cash flow hedges recorded was not significant for any of the periods presented. Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $1 million and $2 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. The change for the thirteen weeks ended November 1, 2008 was not significant and was $2 million for the thirty-nine weeks ended November 1, 2008.

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

The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet decreased shareholders’ equity by $15 million, net of tax, at October 31, 2009 and $14 million, net of tax, at November 1, 2008. The effect on the Condensed Consolidated Statements of Operations, recorded as part of interest expense, related to the net investments hedges was not significant for the thirteen and thirty-nine weeks ended October 31, 2009, and was $1 million and $3 million of expense, respectively, for the thirteen and thirty-nine weeks ended November 1, 2008.

Fair Value Hedges
The Company has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. These swaps were designated as a fair value hedge of the changes in fair value of $100 million of the Company’s 8.50 percent debentures payable in 2022 attributable to changes in interest rates. The swaps effectively converted the interest rate on the debentures from 8.50 percent to a 1-month variable rate of LIBOR plus 3.45 percent.  During the first quarter of 2009, the Company terminated these interest rate swaps for a gain of $19 million.  This gain is amortized as part of interest expense over the remaining term of the debt, using the effective-yield method.  The effect on the Condensed Consolidated Statements of Operations, recorded as part of interest expense, related to the interest rate swaps was not significant for the thirteen weeks ended October 31, 2009, and was income of $1 million for the thirteen weeks ended November 1, 2008.  The effect on interest expense related to the interest rate swaps was income of $1 million and $2 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

Derivatives not designated as hedging instruments

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. Changes in the fair value of these foreign currency option contracts are recorded in earnings immediately within other income. Mark-to-market, realized gains and premiums paid were not significant for the thirteen and thirty-nine weeks ended October 31, 2009.  For the thirteen and thirty-nine weeks ended November 1, 2008 changes in fair value, realized gains and premiums paid were $5 million and $4 million, respectively.

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

The Company enters into monthly diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding as of October 31, 2009 was $5 million and these contracts extend through November 2010. Changes in the fair value of these contracts are recorded in selling, general and administrative expenses immediately. The amounts recorded for the periods presented were not significant.

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

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	October 31, 2009		November 1, 2008
(in millions)	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Hedging Instruments:
Forward contracts	Current assets	$1	Current assets	$—
Interest rate swaps	Non current assets	—	Non current assets	5
Canadian cross currency swap	Non current asset	—	Non current asset	1
Total		$1		$6

Non Hedging Instruments:
Forward contracts	Current assets	$1	Current assets	$7
European cross currency swap	Non current liability	(24)	Non current liability	(24)
Fuel forwards & options	Non current liability	—	Non current liability	(1)
Total		$(23)		$(18)

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $138 million and $128 million, respectively, at October 31, 2009 and $142 million and $120 million, respectively, at January 31, 2009. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	October 31,	November 1,	January 31,
(in millions)	2009	2008	2009
Foreign currency translation adjustments	$100	$4	$10
Cash flow hedges	1	—	2
Unrecognized pension cost and postretirement benefit	(255)	(154)	(253)
Unrealized loss on available-for-sale security	(3)	(4)	(5)
	$(157)	$(154)	$(246)

7. Earnings Per Share

The Company’s basic earnings per share is computed by dividing the Company’s reported net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents, such as stock options and awards. The Company’s basic and diluted weighted-average number of common shares outstanding as of October 31, 2009 and November 1, 2008, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Weighted-average common shares outstanding	156.4	154.1	155.9	154.0
Effect of Dilution:	—
Stock options and awards	—	1.5	0.2	1.3
Weighted-average common shares assuming dilution	156.4	155.6	156.1	155.3

Options to purchase 6.6 million and 3.8 million shares of common stock were not included in the computation for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively. Options to purchase 6.3 million and 4.0 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Stock options and awards totaling 0.3 million shares were not included in the computation of earnings per share for the thirteen weeks ended October 31, 2009 as the effect would have been antidilutive due to a loss from continuing operations being reported for the period.

8. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of October 31, 2009, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 are presented below. Division profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Athletic Stores	$1,111	$1,216	$3,247	$3,656
Direct-to-Customers	103	93	282	264
Total sales	$1,214	$1,309	$3,529	$3,920

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Athletic Stores (1)	$1	$42	$67	$121
Direct-to-Customers (2)	4	8	17	26
Restructuring reserve adjustment	1	—	1	—
Division profit	6	50	85	147
Corporate expense, net (3)	16	17	45	70
Operating (loss) profit	(10)	33	40	77
Other income (4)	—	(5)	(2)	(7)
Interest expense, net	3	1	8	4
(Loss) income from continuing operations before income taxes	$(13)	$37	$34	$80

(1)
Included in the results for the thirteen and thirty-nine weeks ended October 31, 2009 are non-cash impairment charges totaling $32 million, which  were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. Additionally, included in the results for the thirty-nine weeks ended November 1, 2008 are store closing costs of $5 million, which primarily represent lease termination costs.

(2)	Included in the results for the thirteen and thirty-nine weeks ended October 31, 2009 is a non-cash impairment charge of $4 million to write off software costs.

(3)
Included in corporate expense for the thirteen-weeks ended November 1, 2008 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, included in the thirty-nine weeks ended November 1, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(4)
Included in other income for the thirty-nine weeks ended October 31, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income. Included in the thirteen weeks ended November 1, 2008 are changes in fair value, realized gains and premiums paid on foreign currency option contracts. Additionally, included in the prior year-to-date period was a $2 million lease termination gain related to the sale of a leasehold interest in Europe.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3	$3	$9	$8	$—	$—	$—	$—
Interest cost	9	9	27	27	—	1	—	1
Expected return on plan assets	(11)	(13)	(32)	(40)	—	—	—	—

Amortization of unrecognized prior service cost	1	1	1	1	—	—	—	—
Amortization of net loss (gain)	3	2	9	8	(2)	(2)	(5)	(6)
Net benefit expense (income)	$5	$2	$14	$4	$(2)	$(1)	$(5)	$(5)

During the thirty-nine weeks ended October 31, 2009 the Company made contributions of $37 million and $3 million to its U.S. and Canadian plans, respectively.  No further pension contributions are required in 2009; however the Company may make additional contributions to its U.S. plan depending on the pension fund’s asset performance and other factors.

10. Share-Based Compensation

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

Compensation expense related to the Company’s stock option and stock purchase plans was $1.0 million and $0.7 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and was $2.7 million and $2.8 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	Thirty-nine weeks ended		Thirty-nine weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Weighted-average risk free rate of interest	1.93%	2.43%	1.81%	4.41%
Expected volatility	53%	37%	39%	25%
Weighted-average expected award life	4.6 years	4.6 years	1.0 years	1.0 years
Dividend yield	6.0%	5.1%	4.3%	2.6%
Weighted-average fair value	$2.89	$2.50	$4.42	$8.36

The information set forth in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended October 31, 2009:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	6,080		$18.64
Granted	1,518		10.02
Exercised	(138)		8.95
Expired or cancelled	(371)		21.14
Options outstanding at October 31, 2009	7,089	5.67	$16.85
Options exercisable at October 31, 2009	4,957	4.18	$19.11
Options available for future grant at October 31, 2009	2,207

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) during the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 was not significant. The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of October 31, 2009 was $0.9 million and $0.2 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of November 1, 2008 was $7.4 million and $5.7 million, respectively.

The cash received from option exercises for the thirteen and thirty-nine weeks ended October 31, 2009 was $1.1 million and $1.2 million, respectively. The cash received from option exercises for the thirteen weeks ended November 1, 2008 was not significant and cash received for the thirty-nine weeks ended November 1, 2008 was $0.7 million. The tax benefit realized from option exercises for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 was not significant.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2009:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share)
$7.19	$10.10	1,521	9.32	$9.95	46	$8.25
$10.22	$11.91	1,700	4.32	$11.29	1,304	$11.22
$12.30	$23.42	1,880	4.43	$18.09	1,620	$17.65
$23.59	$27.01	1,498	5.25	$24.95	1,497	$24.95
$27.10	$28.50	490	5.09	$28.08	490	$28.08
$7.19	$28.50	7,089	5.67	$16.85	4,957	$19.11

Changes in the Company’s nonvested options for the thirty-nine weeks ended October 31, 2009 are summarized as follows:

(in thousands, except price per share)	Number of shares	Weighted- average grant date fair value per share
Nonvested at January 31, 2009	1,268	$17.71
Granted	1,518	10.02
Vested	(283)	17.88
Expired or Cancelled	(371)	21.14
Nonvested at October 31, 2009	2,132	$11.61

As of October 31, 2009, there was $3.0 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.06 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of October 31, 2009, 227,452 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 is summarized as follows:

	Number of Shares and Units
(in thousands)	October 31, 2009	November 1, 2008
Outstanding at beginning of period	844	810
Granted	1,115	233
Vested	(69)	(79)
Cancelled or forfeited	—	(90)
Outstanding at end of period	1,890	874
Aggregate value (in millions)	$26.1	$17.5
Weighted-average remaining contractual life	1.58 years	1.49 years

The weighted-average grant-date fair value per share was $9.90 and $11.86 for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $1.7 million and $2.1 million, respectively. As of October 31, 2009, there was $10.6 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $6.3 million and $3.4 million in the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

11. Fair Value Measurements

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs.

The Company’s financial assets recorded at fair value are categorized as follows:

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

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis at October 31, 2009:

(in millions)	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$13
Auction rate security	—	4	—
Forward foreign exchange contracts	—	2	—
Total Assets	$—	$6	$13

Liabilities
European cross currency swap	—	24	—
Total Liabilities	$—	$24	$—

The Company’s auction rate security is classified as available-for-sale and, accordingly, is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period. The change in the fair value of the auction rate security for the thirty-nine weeks ended October 31, 2009 represented an unrealized gain of $2 million. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

The Company’s Level 3 assets represent the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund classified in short-term investments. The Company assesses the fair value of its investment in the Fund, which includes an impairment evaluation, on a quarterly basis, through a review of the underlying securities within the Fund. During the third quarter of 2008, the Company recorded an impairment charge of $3 million, incorporating the valuation at zero for debt securities of Lehman Brothers. Changes in market conditions and the method and timing of the liquidation process of the Fund could result in further adjustments to the fair value and classification of this investment in future periods.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the thirty-nine weeks ended October 31, 2009:

(in millions)	Level 3
Balance at January 31, 2009	$23
Redemptions received	(10)
Balance at October 31, 2009	$13

The following table provides a summary of the Company’s recognized assets that are measured at fair value on a non-recurring basis for the thirty-nine weeks ended October 31, 2009:

(in millions)	Level 1	Level 2	Level 3
Assets
Long-lived assets held and used	$—	$—	$71

During the third quarter of 2009, long-lived assets held and used with a carrying amount of $107 million were written down to their fair value of $71 million, resulting in an impairment charge of $36 million, which was included in earnings for the period. See Note 2, Impairment Charges and Store Closing Program Costs, for further discussion and the additional disclosures required for assets measured at fair value on a non-recurring basis.

As the Company did not elect the fair value option for any non-financial assets or non-financial liabilities, the Company does not have any non-financial assets or liabilities that require measurement at fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, and Footaction. The Direct-to-Customers segment reflects Footlocker.com, Inc., which sells athletic footwear, apparel, and equipment, through its affiliates, including Eastbay, Inc., and CCS, which sells skateboard and snowboard equipment, apparel, footwear, and accessories.  The Direct-to-Customers segment sells to customers through catalogs and Internet websites.

STORE COUNT

At October 31, 2009, the Company operated 3,601 stores as compared with 3,641 and 3,714 stores at January 31, 2009 and November 1, 2008, respectively. During the thirty-nine weeks ended October 31, 2009, the Company opened 33 stores, remodeled or relocated 130 stores and closed 73 stores.

A total of 21 franchised stores were operational at October 31, 2009 as compared with 16 stores at November 1, 2008. Revenue from the franchised stores was not significant for the thirteen and thirty-nine weeks ended October 31, 2009 or November 1, 2008. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment, excluding CCS sales, are included in the calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, CCS sales have been excluded in the computation of comparable-store sales. Division profit reflects (loss) income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

The following table summarizes results by segment:

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Athletic Stores	$1,111	$1,216	$3,247	$3,656
Direct-to-Customers	103	93	282	264
Total sales	$1,214	$1,309	$3,529	$3,920

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Athletic Stores (1)	$1	$42	$67	$121
Direct-to-Customers (2)	4	8	17	26
Restructuring reserve adjustment	1	—	1	—
Division profit	6	50	85	147
Corporate expense, net (3)	16	17	45	70
Operating (loss) profit	(10)	33	40	77
Other income (4)	—	(5)	(2)	(7)
Interest expense, net	3	1	8	4
(Loss) income from continuing operations before income taxes	$(13)	$37	$34	$80

(1)
Included in the results for the thirteen and thirty-nine weeks ended October 31, 2009 are non-cash impairment charges totaling $32 million, which  were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. Additionally, included in the results for the thirty-nine weeks ended November 1, 2008 are store closing costs of $5 million, which primarily represent lease termination costs.

(2)	Included in the results for the thirteen and thirty-nine weeks ended October 31, 2009 is a non-cash impairment charge of $4 million to write off software costs.

(3)
Included in corporate expense for the thirteen-weeks ended November 1, 2008 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, included in the thirty-nine weeks ended November 1, 2008 is a $15 million impairment charge on the Northern Group note receivable.

(4)
Included in other income for the thirty-nine weeks ended October 31, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income. Included in the thirteen weeks ended November 1, 2008 are changes in fair value, realized gains and premiums paid on foreign currency option contracts. Additionally, included in the prior year-to-date period was a $2 million lease termination gain related to the sale of a leasehold interest in Europe.

Sales of $1,214 million for the thirteen weeks ended October 31, 2009 decreased 7.3 percent from sales of $1,309 million for the thirteen weeks ended November 1, 2008. For the thirty-nine weeks ended October 31, 2009 sales of $3,529 million decreased 10.0 percent from sales of $3,920 million for the thirty-nine week period ended November 1, 2008. Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and thirty-nine week periods decreased 7.6 percent and 7.2 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 8.2 percent and 7.6 percent, for the thirteen and thirty-nine weeks ended October 31, 2009, respectively.

Gross margin, as a percentage of sales was 27.1 percent for the thirteen weeks ended October 31, 2009, consistent with 27.1 percent for the corresponding prior-year period. Gross margin, as a percentage of sales, of 27.3 percent for the thirty-nine weeks ended October 31, 2009 decreased as compared with 27.6 percent in the corresponding prior-year period. The merchandise margin rate for the thirteen and thirty-nine weeks ended October 31 2009 improved by 90 and 60 basis points, respectively, primarily reflecting lower markdowns taken as the Company was less promotional during 2009. The effect of vendor allowances was not significant for any of the periods presented. For the thirteen and thirty-nine weeks ended October 31, 2009, the occupancy and buyers’ salary expense rate increased by 90 basis points, in each respective period, as a percentage of sales, as compared with the corresponding prior-year period due to lower sales.

Segment Analysis

Athletic Stores

Athletic Stores sales decreased by 8.6 percent and 11.2 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic stores decreased 8.9 percent and 8.2 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. Comparable-store sales decreased by 8.3 percent and 7.5 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. The decline in sales for the thirteen and thirty-nine weeks ended October 31, 2009 relates primarily to domestic operations sales, reflecting the continued decline in mall traffic and consumer spending in general.  Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from international operations increased by 0.2 percent and 0.5 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. International results continued to benefit from improved apparel sales.

Athletic Stores division profit for the thirteen weeks ended October 31, 2009 decreased to $1 million from $42 million for the thirteen weeks ended November 1, 2008. Athletic Stores division profit for the thirty-nine weeks ended October 31, 2009 decreased to $67 million from $121 million for the thirty-nine weeks ended November 1, 2008. Included in division profit for the thirteen weeks and thirty-nine weeks ended October 31, 2009 are impairment charges totaling $32 million recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. Additionally, included in division profit for the thirty-nine weeks ended November 1, 2008 are $5 million in costs associated with the closure of underproductive stores, primarily lease termination costs.

Direct-to-Customers

Direct-to-Customers sales increased by 10.8 percent to $103 million and by 6.8 percent to $282 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods of $93 million and $264 million.  These increases reflects a comparable-sales decrease of 7.5 percent and 8.7 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods, offset by sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 11.7 percent to $86 million and by 9.7 percent to $238 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. Increases in Internet sales, which primarily reflects the inclusion of CCS, were partially offset by a decline in catalog sales.

Direct-to-Customers division profit decreased by $4 million and $9 million to $4 million and $17 million for thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 3.9 percent and 6.0 percent for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with 8.6 percent and 9.8 percent, respectively, in the corresponding prior-year periods. The decrease relates primarily to a $4 million impairment charge as well as a decline in gross margin due to the lack of close-out inventory purchases in the current period, which enhanced the prior-year gross margin rate.  The $4 million impairment charge was recorded to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project. The effect of the CCS acquisition on division profit was not significant.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended October 31, 2009 was $16 million as compared with $17 million from the corresponding prior-year period. Corporate expense for the thirty-nine weeks ended October 31, 2009 decreased by $25 million to $45 million from the corresponding prior-year period. Included in the thirteen and thirty-nine weeks ended November 1, 2008 is an impairment charge of $3 million, which was recorded to reduce the fair value of a short-term investment.  Additionally, included in the thirty-nine weeks ended November 1, 2008 was the impairment charge of $15 million associated with a note receivable due from the purchaser of the Company’s former Northern Group operation in Canada. Excluding these charges, corporate expense increased by $2 million for the thirteen weeks and decreased $7 million for the thirty-nine weeks ended October 31, 2009. The increase for the thirteen weeks primarily represents higher share-based compensation expense and pension expense. The decrease for the thirty-nine weeks ended October 31, 2009 primarily represents decreased incentive compensation, offset, in part, by higher pension expense.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $274 million decreased by $13 million, or 4.5 percent, for the thirteen weeks ended October 31, 2009 as compared with the corresponding prior-year period. SG&A of $804 million decreased by $81 million, or 9.2 percent, for the thirty-nine weeks ended October 31, 2009 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 22.6 percent for the thirteen weeks ended October 31, 2009 as compared with 21.9 percent in the corresponding prior-year period. SG&A, as a percentage of sales, was 22.8 percent for the thirty-nine weeks ended October 31, 2009, as compared with 22.6 percent for the thirty-nine weeks ended November 1, 2008. Excluding the effect of foreign currency fluctuations, SG&A decreased $14 million and $58 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. The decrease in the thirteen weeks ended October 31, 2009 reflects reduced store costs offset, in part, by higher corporate expense and pension expense. The decrease in thirty-nine weeks ended October 31, 2009 primarily reflects reduced store costs and lower corporate expense offset, in part, by an increase in pension expense as compared with the corresponding prior-year periods. The decrease in store costs principally reflects reduced store variable costs, primarily wages, related to operating fewer stores and better expense management. Pension expense increased by $3 million and $10 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively.  The inclusion of CCS, which was acquired during the fourth quarter of 2008, did not significantly affect SG&A comparisons.

Depreciation and Amortization

Depreciation and amortization decreased by $3 million in the third quarter of 2009 to $29 million as compared with $32 million for the third quarter of 2008. Depreciation and amortization decreased by $12 million for the thirty-nine weeks ended October 31, 2009 to $85 million as compared with $97 million for the thirty-nine weeks ended November 1, 2008. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization decreased by $3 million and $9 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, as compared with the corresponding prior-year periods. The decrease for the quarter and the year-to-date periods primarily reflects reduced depreciation and amortization of approximately $4 million and $12 million, respectively, as a result of the impairment charges recorded during the fourth quarter of 2008, offset by the effect of prior-year capital spending and the amortization expense associated with the CCS customer list intangible asset.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2009	2008	2009	2008
Interest expense	$4	$4	$10	$13
Interest income	(1)	(3)	(2)	(9)
Interest expense, net	$3	$1	$8	$4

Overall interest expense increased primarily due to lower interest rates on cash, cash equivalents, and short-term investments. Interest expense decreased as a result of lower debt balances as the Company repaid its term loan during the second quarter of 2008, coupled with the fact that during the past 12 months the Company repurchased and retired a portion of its 2022 debentures.

Other Income/Expense

Other income was $2 million for the thirty-nine week periods ended October 31, 2009 and is primarily comprised of gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income. Other income of $5 million and $7 million for the thirteen and thirty-nine week periods ended November 1, 2008 is primarily comprised of the changes in fair value, realized gains and premiums paid on foreign currency contracts. The Company uses these derivatives to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings. Also included in the thirty-nine weeks ended November 1, 2008 is a lease termination gain related to sale of a leasehold interest in Europe.

Income Taxes

The Company’s effective tax rate for the thirteen weeks ended October 31, 2009 was a benefit of 50.7 percent as compared with expense of 35.1 percent for the thirteen weeks ended November 1, 2008.  The effective tax rate changed primarily due to impairment charges and lower operating income in the current quarter, which resulted in an overall loss for the quarter, coupled with the favorable settlement of an audit.

The Company’s effective tax rate for the thirty-nine weeks ended October 31, 2009 was expense of 29.9 percent as compared with expense of 43.7 percent for the corresponding prior-year period.  The effective tax rate for the current period was lower than the rate for the prior-year period primarily due to the tax benefit of the impairment charges in the third quarter of the current period and the establishment in the first quarter of the prior-year period of a valuation allowance related to the impairment of the Northern Group receivable as well as the write-down in value of a short-term investment recorded during the third quarter of 2008, which was recorded without a tax benefit.  Excluding the effect of these charges, the effective rate for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 would have been 34.2 percent and 35.6 percent, respectively.

If certain Canadian provincial tax rate reductions are enacted as proposed in the fourth quarter, the Company currently expects to record a charge of approximately $4 million to write-down the value of its net deferred tax assets.  Excluding the effect of this anticipated tax rate change, the Company expects its effective tax rate for the full year of 2009 to range from 35 to 36 percent.  The actual tax rate will also depend in significant part on the proportion of the Company's worldwide income that is earned in the U.S.

Net (Loss) Income

For the thirteen weeks ended October 31, 2009, the Company reported a net loss from continuing operations of $6 million or $0.04 per diluted share, which included impairment charges totaling $22 million, after-tax, or $0.14 per diluted share. This is compared with net income from continuing operations of $24 million for the thirteen weeks ended November 1, 2008 or $0.16 per diluted share, which included an impairment charge of $3 million or $0.02 per diluted share related to the write-down of the value of a short-term investment.  For the thirty-nine weeks ended October 31, 2009, net income from continuing operations was $24 million or $0.16 per diluted share as compared with $45 million or $0.29 per diluted share for the corresponding prior-year period. Included in the thirty-nine weeks ended November 1, 2008 are charges totaling $21 million (after-tax), or $0.14 per share, representing an impairment charge of $3 million related to the write-down of the value of a short-term investment, an impairment charge of $15 million related to the Northern Group note receivable, and expenses of $3 million related to the store closing program.  Excluding impairment charges and store closing program costs, diluted earnings per share on a non-GAAP basis would have been $0.10 per diluted share and $0.30 per diluted share for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, which compares with $0.18 per diluted share and $0.43 per diluted share for the thirteen and thirty-nine weeks ended November 1, 2008, respectively.  The Company believes this non-GAAP measure is a useful measure to our investors as it allows for a more direct comparison to the Company’s financial performance for the current periods to performance in the prior periods.

Included in the thirty-nine weeks ended October 31, 2009, is income from discontinued operations of $1 million, as a result of a favorable state tax examination attributable to the Company’s former Canadian businesses.

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

Management believes its cash, cash equivalents, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of November 23, 2009, the Company’s corporate credit rating from Standard & Poor’s was reduced to B+.  The Company’s current credit rating from Moody’s Investors Services is Ba3.

On March 20, 2009, the Company entered into a new credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013, which replaced the Company’s prior credit agreement.  The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances.  The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings.  If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the Credit Agreement), and the Company’s projected fixed charge coverage ratio (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments) is at least 1.1 to 1.0. The Company’s management does not currently expect to borrow under the facility for the balance of 2009 or in 2010.

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

Net cash provided by operating activities was $140 million and $210 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. Included in the thirteen weeks ended October 31, 2009, are non-cash impairment charges totaling $36 million, of which $32 million was recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions and $4 million to write off software development costs. During the thirty-nine weeks ended November 1, 2008, the Company recorded a $15 million non-cash impairment charge related to the Northern Group note receivable and a $3 million charge related to the write-down of a short-term investment. During the thirty-nine weeks ended October 31, 2009, the Company terminated its interest rate swaps for a gain of $19 million. Additionally, during the thirty-nine weeks ended October 31, 2009, the Company contributed $40 million to its U.S. and Canadian qualified pension plans as compared with a $6 million contribution to the Canadian qualified pension plan in the corresponding prior-year period.   No further pension contributions are required in 2009; however the Company may make additional contributions to its U.S. plan depending on the pension fund’s asset performance and other factors.

Net cash used in investing activities was $59 million and $188 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. During the second quarter of 2009, the Company received $10 million, representing further redemptions from the Reserve International Liquidity Fund.  The remaining investment of $13 million is classified as a short-term investment in the Condensed Consolidated Balance Sheet at October 31, 2009.  Capital expenditures were $70 million for the thirty-nine weeks ended October 31, 2009 as compared with $116 million in the corresponding prior-year period reflecting the Company’s strategic decision to reduce its capital plan for 2009 due to the uncertain external environment. Capital expenditures for the full-year of 2009 are expected to total approximately $93 million, of which $71 million relates to modernizations of existing stores and new store openings, and $22 million reflects the development of information systems and other support facilities. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Net cash used in financing activities was $71 million and $162 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company purchased and retired $3 million and $6 million, respectively, of its 8.50 percent debentures payable in 2022.  Additionally, during the thirty-nine weeks ended November 1, 2008 the Company made payments of $88 million, which fully repaid its 5-year term loan. The Company declared and paid dividends totaling $70 million for both the thirty-nine weeks ended October 31, 2009 and November 1, 2008, representing a quarterly rate of $0.15 per share. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $2 million for both the thirty-nine weeks ended October 31, 2009 and November 1, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance for fair value measurements to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. This guidance, which is effective for interim and annual reporting periods ending after June 15, 2009, also requires additional disclosures about fair value measurements in interim and annual reporting periods. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance, which amends prior guidance and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, and requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009. The disclosures required as a result of the adoption of this guidance are included herein.

In April 2009, the FASB issued authoritative guidance, which amends its other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of 2009. See Note 1, Basis of Presentation, for the disclosure required under the guidance.

In June 2009, the FASB issued authoritative guidance, which changes various aspects of accounting for and disclosures of interests in variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In July of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides clarification regarding acceptable valuation techniques for determining the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual reporting periods ending after its issuance.  The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in effect as of October 31, 2009. Based on that evaluation and the evaluation of the previously identified material weakness in our internal control over financial reporting as disclosed in our 2008 Form 10-K, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, in preparing the condensed consolidated financial statements as of and for the thirty-nine weeks ended October 31, 2009, the Company performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our condensed consolidated financial statements for the thirty-nine weeks ended October 31, 2009 have been prepared in accordance with generally accepted accounting principles. The Company’s CEO and CFO have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

The Company has initiated a remediation plan, as described in our 2008 Annual Report on Form 10-K.  However, because the remedial actions relate to the implementation of a software solution, training of personnel and since many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for the Company’s fiscal year end is required prior to management being able to conclude that the material weakness has been remediated.

During the quarter ended October 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting, except for the following.

During the third quarter of 2009, the Company substantially completed the rollout of its new system designed to assist in the reconciliation of Point-of-Sale register transactions to sales and receipts to all its Canadian and domestic formats. The Company’s international divisions were converted to this system during 2008. The Company has a rigorous information system implementation process that requires extensive pre-implementation planning, design and testing, as well as post-implementation monitoring. Based upon this process, the Company believes that the implementation of this system will not have an adverse effect on the assessment of its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of shares of its Common Stock during the third quarter of 2009.

Item 6. Exhibits

(a)	Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: December 9, 2009	(Company)

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