Form 10-K
period 2010-01-30
FOOT LOCKER INC
filed 2010-03-29
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 22, 2010:	156,600,034
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 1, 2009, was approximately:	$1,252,380,111*
*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons at August 1, 2009 include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 19, 2010: Parts III and IV.

PART I

Item 1.	Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating 3,500 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 30, 2010. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company” or “we.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, NY 10120. The Company intends to promptly disclose amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the Corporate Governance section of the Company’s corporate website.

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

The service marks and trademarks appearing on this page and elsewhere in this report (except for Alshaya Trading Co. W.L.L., and Northern Group) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 13,271 full-time and 25,493 part-time employees at January 30, 2010. The Company considers employee relations to be satisfactory.

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

The industry in which we operate is dependent upon fashion trends, customer preferences, and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. A substantial portion of our highest margin sales are to young males (ages 12-25), many of whom we believe purchase athletic footwear and licensed apparel as a fashion statement and are frequent purchasers of athletic footwear. Any shift in fashion trends that would make athletic footwear or licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order the bulk of our athletic footwear four to six months prior to delivery to our stores. If we fail to anticipate accurately either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

The businesses in which we operate are highly competitive.

The retail athletic footwear and apparel business is highly competitive with relatively low barriers to entry. Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores and superstores, department stores, discount stores, traditional shoe stores, and mass merchandisers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are price, quality, selection of merchandise, reputation, store location, advertising, and customer service. Our success also depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell merchandise via the Internet, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results.

In addition, all of our significant vendors distribute products directly through the Internet and others may follow. Some vendors operate retail stores and some have indicated that further retail stores will open. Should this continue to occur, and if our customers decide to purchase directly from our vendors, it could have a material adverse effect on our business, financial condition, and results of operations.

We depend on mall traffic and our ability to identify suitable store locations.

Our sales, particularly in the United States and Canada, are dependent in part on the volume of mall traffic. Our stores in these countries are located primarily in enclosed regional and neighborhood malls. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores, changes in customer preferences or acts of terrorism. A decline in the popularity of mall shopping among our target customers could have a material adverse effect on us.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available. Several large landlords dominate the ownership of prime malls, particularly in the United States, and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of our relationships with these landlords or their financial condition would negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt the operations of our suppliers, our operations, or our customers, or have an adverse affect on customer demand. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

A change in the relationship with any of our key vendors or the unavailability of our key products at competitive prices could affect our financial health.

Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from our vendors, as well as our ability to negotiate returns of excess or unneeded merchandise. The Company purchased approximately 82 percent of its merchandise in 2009 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 68 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchase 46 to 85 percent of their merchandise from Nike. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

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

Significant increases in costs associated with the production of promotional materials may adversely affect our operating income.

In the businesses in our Direct-to-Customers segment, we advertise and promote our merchandise through print catalogs and other promotional materials mailed to consumers or displayed in our stores. As a result, significant increases in paper, printing, and postage costs could increase the cost of producing promotional and other materials and, as a result, may have a material adverse effect on our operating income.

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

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively affect our business.

There has been an increasing focus and continuous debate on global climate change recently, including increased attention from regulatory agencies and legislative bodies globally. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on our business.

Our operations may be adversely affected by economic or political conditions in other countries.

A significant portion of our sales and operating income for 2009 were attributable to our sales in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States, such as foreign governmental regulations, compliance with U.S. governmental regulations applicable to operations outside of the United States (such as the Foreign Corrupt Practices Act), foreign customer preferences, political unrest, disruptions or delays in shipments, and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

The current global economic conditions have adversely affected, and may continue to adversely affect our business and results of operations.

The Company’s performance is subject to global economic conditions and the related impact on consumer spending levels, which have declined recently due to the current economic slowdown. Some of the factors affecting consumer spending are employment, levels of consumer debt, reductions in net worth as a result of market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, and consumer confidence, as well as other macroeconomic factors. Consumer purchases of discretionary items, including merchandise we sell, generally decline during recessionary periods and other periods where disposable income is adversely affected and customers may be hesitant to use available credit. The downturn in the global economy may continue to affect customer purchases for the foreseeable future and may adversely impact our business, financial condition and results of operations. In addition, declines in our profitability could result in a charge to earnings for the impairment of long-lived assets, goodwill and other intangible assets, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected.

Instability in the financial markets may adversely affect our business.

The distress in the financial markets over the past 12-18 months has resulted in volatility in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our revolving credit facility (other than amounts used for standby letters of credit), tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Additionally, our borrowing costs can be affected by independent rating agencies’ ratings, which are based largely on our performance as measured by credit metrics, including lease-adjusted leverage ratios. As of November 23, 2009, our credit rating from Standard & Poor’s was reduced to B+. This decrease would likely increase our cost of borrowing and make it more difficult for us to obtain credit.

In addition, instability in the financial markets may have a negative affect on businesses around the world, and the impact on our major suppliers cannot be predicted. The Company relies on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. We determine fair value based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our three-year plans, which are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. Similar to others in our industry, the recent macroeconomic conditions have affected our performance and it is difficult to predict how long these economic conditions will continue and which aspects of our business may be adversely affected. The continuation of these conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 30, 2010, our cash, cash equivalents and short-term investments totaled $589 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. The Company continually monitors the creditworthiness of its counterparties. At January 30, 2010, most of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

The trust which holds the assets of our U.S. pension plan has assets totaling $465 million at January 30, 2010. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate four distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the U.S., Canada, Australia and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, the Company’s other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales. We enter into diesel fuel forward and option contracts to mitigate a portion of the risk associated with the variability caused by these surcharges.

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

Business risks related to online commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on the Company’s business.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer systems or otherwise, could severely harm our business.

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

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team, as well as store personnel and field management. Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot attract and retain qualified associates. Many of the store and field associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and changing demographics. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of our retail employees are paid the prevailing minimum wage, which if increased would negatively affect our profitability.

We face risks arising from possible union legislation in the United States.

There is a possibility that the proposed Employee Free Choice Act, (“EFCA”) or similar legislation or regulations may be enacted. EFCA, also referred to as the “card check” bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. It would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs and standards. Therefore, EFCA could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor, and enhance our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased and owned stores, and administrative and distribution facilities. Gross square footage and total selling area for the Athletic Stores segment at the end of 2009 were approximately 12.96 and 7.74 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.46 million square feet. Three of the four distribution centers are located in the United States and one is in the Netherlands.

Item 3.	Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the “Legal Proceedings” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.	Reserved

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 29, 2010, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Ken C. Hicks
President and Chief Executive Officer — Foot Locker, Inc. — International	Ronald J. Halls
President and Chief Executive Officer — Foot Locker U.S., Lady Foot Locker, Kids Foot Locker and Footaction	Richard A. Johnson
Executive Vice President and Chief Financial Officer	Robert W. McHugh
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President, Chief Information Officer and Investor Relations	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President — Strategic Planning	Lauren B. Peters
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President and Treasurer	John A. Maurer

Ken C. Hicks, age 57, has served as Chairman of the Board since January 31, 2010 and President and Chief Executive Officer since August 17, 2009. Mr. Hicks served as President and Chief Merchandising Officer of J.C. Penney Company, Inc. (“JC Penney”) from 2005 through 2009. He was President and Chief Operating Officer of Stores and Merchandise Operations of JC Penney from 2002 through 2004, and he served as President of Payless ShoeSource, Inc. from 1999 to 2002. Mr. Hicks is also a director of Avery Dennison Corporation.

Ronald J. Halls, age 56, has served as President and Chief Executive Officer of Foot Locker, Inc. —  International since October 2006. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from February 2003 to October 2006 and as Chief Operating Officer of Champs Sports from February 2000 to February 2003.

Richard A. Johnson, age 52, has served as President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker and Footaction since January 2010. He served as President and Chief Executive Officer of Foot Locker Europe, an operating division of the Company, from August 2007 to January 2010; President and Chief Executive Officer of Footlocker.com/Eastbay, an operating division of the Company, from April 2003 to August 2007 and President and Chief Operating Officer of Footlocker.com/Eastbay from July 2000 to April 2003.

Robert W. McHugh, age 51, has served as Executive Vice President and Chief Financial Officer since May 2009. He served as Senior Vice President and Chief Financial Officer from November 2005 through April 2009. He served as Vice President and Chief Accounting Officer from January 2000 to November 2005.

Gary M. Bahler, age 58, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 54, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 55, has served as Senior Vice President, Chief Information Officer and Investor Relations since September 2006; and as Vice President — Investor Relations and Treasurer from October 2001 to September 2006.

Giovanna Cipriano, age 40, has served as Senior Vice President and Chief Accounting Officer since May 2009. She served as Vice President and Chief Accounting Officer from November 2005 through April 2009. She served as Divisional Vice President, Financial Controller from June 2002 to November 2005.

Lauren B. Peters, age 48, has served as Senior Vice President — Strategic Planning since April 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 2002.

Laurie J. Petrucci, age 51, has served as Senior Vice President — Human Resources since May 2001.

John A. Maurer, age 50, has served as Vice President and Treasurer since September 2006. Mr. Maurer served as Divisional Vice President and Assistant Treasurer from April 2006 to September 2006 and as Assistant Treasurer from April 2002 to April 2006.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the Company’s market for stock exchange listings, common equity, quarterly high and low prices, and dividend policy are contained in the “Shareholder Information and Market Price” note under “Item 8. Consolidated Financial Statements and Supplementary Data.” On February 16, 2010, the Company’s Board of Directors approved the extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

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

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment reflects CCS and Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs and Internet websites.

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, Inc., its direct-to-customers business. Through various marketing channels, including television campaigns and sponsorships of various sporting events, Foot Locker, Inc. reinforces its image with a consistent message; namely, that it is the destination store for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Athletic Stores

The Company operates 3,500 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Its 1,911 stores are located in 21 countries including 1,171 in the United States, Puerto Rico, the U.S. Virgin Islands, and Guam, 129 in Canada, 518 in Europe, and a combined 93 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for active women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of apparel designed for a variety of activities, including running, walking, toning, and fitness. Its 415 stores are located in the United States, Puerto Rico, the U.S. Virgin Islands, and Guam, and have an average of 1,300 selling square feet.

Kids Foot Locker — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 301 stores are located in the United States, Puerto Rico and the U.S. Virgin Islands and have an average of 1,400 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 552 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,500 selling square feet.

Footaction — Footaction is a national athletic footwear and apparel retailer. The primary customers are young males that seek street-inspired athletic styles. Its 319 stores are located throughout the United States and Puerto Rico and focus on marquee footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

CCS — CCS serves the needs of the 12-18 year old skater while maintaining credibility with core skaters of all ages. During 2009, the Company opened two stores under the banner of CCS. This format complements the CCS catalog and internet business, which was acquired in November 2008. The two stores are located in New Jersey and California and average 2,000 selling square feet.

Store Profile

	At January 31, 2009	Opened	Closed	At January 30, 2010
Foot Locker	1,950	24	63	1,911
Champs Sports	565	5	18	552
Footaction	335	—	16	319
Lady Foot Locker	486	1	72	415
Kids Foot Locker	305	6	10	301
CCS	—	2	—	2
Total Athletic Stores	3,641	38	179	3,500

Direct-to-Customers

The Company’s direct-to-customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, one of the affiliates, is among the largest direct marketers in the United States, providing the high school athlete with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise. In 2008, the Company purchased CCS, an Internet and catalog retailer of skateboard equipment, apparel, footwear, and accessories targeted primarily to teenaged boys. The retail store operations of CCS are included in the Athletic Stores segment. This segment also operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

Franchise Operations

In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores, subject to certain restrictions, located within the Middle East. Additionally, in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of Korea. A total of 22 franchised stores were operating at January 30, 2010. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Overview of Consolidated Results

The challenging environment experienced in 2008 continued into 2009 as unemployment levels continued to rise and consumer confidence dropped further, which resulted in a decline in consumer spending. The Company’s domestic operations were negatively affected; however, our international operations remained stable. We began the year with inventory levels in line with sales, which allowed us to reduce the level of promotional markdowns. The Company reported net income from continuing operations of $47 million or $0.30 per share for the year ended January 30, 2010, which compares with a loss of $79 million or $0.52 per share for the year ended January 31, 2009. Several factors affect the comparability of these two years, specifically:

•	Impairment and other charges, before tax, totaled $41 million and $259 million in 2009 and 2008, respectively.
•	Impairment charges of $32 million were recorded in 2009 to reflect the impairment of store long-lived assets, such as store fixtures and leasehold improvements, at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions for 787 stores.
•	A charge of $4 million was recorded in 2009 to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project.
•	A charge of $5 million was recorded in January 2010, to consolidate the Company’s Foot Locker, Lady Foot Locker, Kids Foot Locker and Footaction operations under one management structure, as well as certain corporate staff reductions taken to improve corporate efficiency.
•	As the Company began its transition to a new apparel strategy, which requires that the inventory be seasonally relevant and current, the Company recorded in 2009, within cost of sales, a $14 million inventory reserve for certain aged apparel.
•	Also included in 2009 are Canadian provincial tax rate changes that resulted in a $4 million reduction in the value of the Company’s net deferred tax assets.

The following table provides a reconciliation of reported GAAP results to income from continuing operations excluding impairment charges, the inventory reserve, Canadian tax rate changes, reorganization costs, store closing program costs, and the income tax valuation adjustment in 2007, which is considered a non-GAAP financial measure. The Company believes this information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for the year with the Company’s performance in prior periods.

	2009	2008	2007
	(in millions)
Income (loss) from continuing operations – GAAP	$47	$(79)	$43
Impairment charges, after-tax:
Store long-lived assets	22	41	78
Goodwill and other intangibles	—	123	—
Northern Group note	—	15	—
Money-market fund	—	3	—
Total impairment charges	22	182	78
Inventory reserve, after tax(1)	9	—	—
Canadian tax rate changes	4	—	—
Reorganization costs, after tax	3	—	—
Store closing program costs, after-tax	—	3	3
Canadian valuation allowance adjustment	—	—	(62)
Income from continuing operations – Non-GAAP	$85	$106	$62
Diluted earnings per share:
Income (loss) from continuing operations – GAAP	$0.30	$(0.52)	$0.28
Total impairment charges	0.14	1.18	0.50
Inventory reserve	0.06	—	—
Canadian tax rate changes	0.02	—	—
Reorganization costs	0.02	—	—
Store closing program costs	—	0.02	0.02
Canadian valuation allowance adjustment	—	—	(0.40)
Income from continuing operations – Non-GAAP	$0.54	$0.68	$0.40

(1)	The $14 million inventory reserve pre-tax charge is included in cost of sales.

Other highlights of the year:

•	Cash, cash equivalents and short-term investments at January 30, 2010 were $589 million.
•	Cash flow provided by operations was $346 million, which includes qualified pension contributions totaling $100 million, thereby improving the funded status of the qualified plans to 87 percent in 2009 as compared with 72 percent in 2008.
•	Merchandise inventories at January 30, 2010 were $1,037 million, which represents a reduction of $83 million from the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, inventories declined by approximately 10 percent.
•	Dividends totaling $94 million were declared and paid.
•	The Company closed 179 underproductive stores, most of which were at lease expiration.

The following table represents a summary of sales and operating results, reconciled to income (loss) from continuing operations before income taxes.

	2009	2008	2007
	(in millions)
Sales
Athletic Stores	$4,448	$4,847	$5,071
Direct-to-Customers	406	390	364
Family Footwear	—	—	2
	$4,854	$5,237	$5,437
Operating Results
Athletic Stores(1)	$114	$(59)	$(27)
Direct-to-Customers(2)	32	43	40
Family Footwear(3)	—	—	(6)
Division profit (loss)	146	(16)	7
Restructuring income(4)	1	—	2
Total division profit (loss)	147	(16)	9
Corporate expense(5)	(67)	(87)	(59)
Total operating profit (loss)	80	(103)	(50)
Other income(6)	3	8	1
Interest expense, net	10	5	1
Income (loss) from continuing operations before income taxes	$73	$(100)	$(50)

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment and store closing costs related to the Company’s U.S. operations. The year ended February 2, 2008 includes a $128 million charge representing impairment and store closing costs related to the Company’s U.S. operations.
(2)	Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to invest further in this business. These stores were converted to the Company’s other formats. Included in the operating loss of $6 million was $2 million of costs associated with the removal of signage and the write-off of unusable fixtures.
(4)	During 2009, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination. During 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $2 million primarily due to favorable lease terminations.
(5)	During the fourth quarter of 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker and Footaction businesses in addition to reducing corporate staff, resulting in a $5 million charge. Included in corporate expense for the year ended January 31, 2009 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, for the year ended January 31, 2009 the Company recorded a $15 million impairment charge on the Northern Group note receivable.
(6)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

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

Sales decreased to $4,854 million, or by 7.3 percent as compared with 2008. Excluding the effect of foreign currency fluctuations, sales declined 6.1 percent as compared with 2008. Comparable-store sales decreased by 6.3 percent.

Sales of $5,237 million in 2008 decreased by 3.7 percent from sales of $5,437 million in 2007. Excluding the effect of foreign currency fluctuations, sales declined 4.0 percent as compared with 2007. Comparable-store sales decreased by 3.2 percent.

Gross Margin

Gross margin as a percentage of sales was 27.4 percent in 2009 decreasing 50 basis points as compared with 2008. The decrease in the gross margin reflected an increase of 30 basis points in the merchandise margin rate due to lower markdowns, offset by an 80 basis point increase in the occupancy rate due to lower sales. Vendor allowances were essentially the same as compared with 2008 and did not significantly affect the gross margin rate. During the fourth quarter of 2009, the Company recorded a $14 million inventory reserve on certain aged apparel as part of its new apparel strategy. Excluding this charge, gross margin would have declined by 20 basis points as compared with 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $75 million to $1,099 million in 2009, or by 6.4 percent, as compared with 2008. SG&A as a percentage of sales increased to 22.6 percent as compared with 22.4 percent in 2008, due to the decline in sales. Excluding the effect of foreign currency fluctuations in 2009, SG&A decreased by $64 million. This decrease reflects lower divisional expenses primarily due to operating fewer stores and compensation expense, offset, in part, by increased pension expense of $13 million.

SG&A expenses decreased by $2 million to $1,174 million in 2008, or by 0.2 percent, as compared with 2007. SG&A as a percentage of sales increased to 22.4 percent as compared with 21.6 percent in 2007. The increase in SG&A as a percentage of sales is due to the decline in sales. Excluding the effect of foreign currency fluctuations in 2008, SG&A decreased by $9 million. This decrease reflects lower divisional expenses due to operating fewer stores, offset, in part, by an increase in corporate expenses primarily related to increased incentive compensation.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense decreased by $20 million to $67 million in 2009 as compared with 2008. Depreciation and amortization included in corporate expense was $13 million in both 2009 and 2008. Included in 2008 corporate expense were charges that totaled $18 million, which represented a $3 million other-than-temporary impairment charge related to a short-term investment and a $15 million impairment charge related to the Northern Group note receivable. The balance of the change represents lower incentive compensation costs as well as income of $3 million related to the final settlement of the Visa/MasterCard litigation. These reductions in corporate expense were offset, in part, by higher pension expense.

Corporate expense increased by $28 million to $87 million in 2008 as compared with 2007. Depreciation and amortization included in corporate expense amounted to $13 million in 2008 and $14 million in 2007. As noted above, corporate expense for 2008 included a $3 million other-than-temporary impairment charge related to a short-term investment and a $15 million impairment charge related to the Northern Group note receivable. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note, which was scheduled to be repaid on September 28, 2008. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement was not likely. Excluding these charges, corporate expense increased by $10 million, which is primarily related to increased incentive compensation.

Depreciation and Amortization

Depreciation and amortization of $112 million decreased by 13.8 percent in 2009 from $130 million in 2008. This decrease primarily reflects the effect of the impairment charges offset, in part, by increased depreciation and amortization related to the Company’s capital spending, as well as the amortization expense associated with the CCS customer list intangible. The effect of foreign currency fluctuations was not significant.

Depreciation and amortization of $130 million decreased by 21.7 percent in 2008 from $166 million in 2007. This decrease primarily reflects the effect of the 2007 impairment charges offset, in part, by increased depreciation and amortization related to the Company’s capital spending. The effect of foreign currency fluctuations was not significant.

Interest Expense, Net

	2009	2008	2007
	(in millions)
Interest expense	$13	$16	$21
Interest income	(3)	(11)	(20)
Interest expense, net	$10	$5	$1
Weighted-average interest rate (excluding facility fees):
Long-term debt	7.3%	6.2%	8.0%

Interest expense of $13 million decreased by $3 million as compared with 2008. The decrease in interest expense primarily relates to the termination of the cross currency swaps, which represented expense of $3 million in 2008, as well as lower average debt outstanding during 2009. Interest expense in 2009 was also reduced by $1 million, reflecting the effect of the amortization of the gain realized from the termination of the interest rate swap. This was offset, in part, by higher fees associated with the revolving credit facility. The Company did not have any short-term borrowings for any of the periods presented. Interest income of $3 million declined from $11 million in 2008 primarily due to lower interest rates received on its cash, cash equivalents and short-term investments.

Interest expense of $16 million decreased by $5 million in 2008 compared with $21 million in 2007. The reduction in interest expense primarily relates to the repayment of the term loan in May 2008 and the purchases and retirements of $6 million and $5 million in 2008 and 2007, respectively, of the Company’s 8.50 percent debentures. Interest rate swap agreements reduced interest expense in 2008 by $2 million, while the cross currency swaps increased interest expense by $3 million. Interest income of $11 million declined from $20 million in 2007. Interest income is mainly generated through the investment of cash equivalents and short-term investments. The decline in interest income reflects the lower interest rates received on cash, cash equivalents and short-term investments, which totaled $10 million in 2008 and $16 million in 2007. Additionally, the Company did not record accretion income related to the Northern Group note, which in the prior year totaled $2 million.

Other Income

Other income of $3 million in 2009 includes $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income, partially offset by $1 million of foreign currency option contract premiums. The Company uses these derivatives to mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings.

Other income of $8 million in 2008 includes a net gain of $4 million, which is comprised of the changes in fair value, realized gains and premiums paid on foreign currency contracts. Additionally, 2008 includes a $3 million gain on lease terminations related to two lease interests in Europe.

Income Taxes

The effective tax rate for 2009 was an expense of 36.0 percent, as compared with a benefit of 20.8 percent in 2008. The effective tax rate changed primarily due to impairment charges in 2008, which created an overall book loss, coupled with the effect of an impairment of goodwill, a portion of which was not deductible for tax purposes, as well as 2009 Canadian provincial tax rate changes that resulted in a $4 million reduction in the value of the Company’s net deferred tax assets.

The effective tax rate for 2008 was a benefit of 20.8 percent as compared with a benefit of 187.0 percent in 2007. The effective income tax rate changed primarily due to the effect of the 2008 goodwill impairment, a portion of which is not deductible for tax purposes, the 2007 valuation allowance adjustment, and to a lesser extent, the mix of U.S. and international profits.

Segment Information

The Company’s two reportable segments, Athletic Stores and Direct-to-Customers, are based on its method of internal reporting. The Company evaluates performance based on several factors, the primary financial measure of which is division results. Division profit (loss) reflects income (loss) from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense. Sales and division results for the Company’s reportable segments for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 are presented below.

Athletic Stores

	2009	2008	2007
	(in millions)
Sales	$4,448	$4,847	$5,071
Division profit (loss)	$114	$(59)	$(27)
Division profit (loss) margin	2.6%	(1.2)%	(0.5)%
Number of stores at year end	3,500	3,641	3,785
Selling square footage (in millions)	7.74	8.09	8.50
Gross square footage (in millions)	12.96	13.50	14.12

2009 compared with 2008

Athletic Stores sales of $4,448 million decreased 8.2 percent in 2009, as compared with $4,847 million in 2008. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment decreased by 7.0 percent in 2009. Comparable-store sales for the Athletic Stores segment declined 6.2 percent as compared with prior year. The decline in sales for the year ended January 30, 2010 was primarily related to the domestic operations as the result of a decline in mall traffic and consumer spending in general. Excluding the effect of foreign currency fluctuations, sales in Europe increased low single digits in 2009 as compared with 2008.

Athletic Stores reported a division profit of $114 million in 2009 as compared with a loss of $59 million in 2008. Included in the results are impairment and other charges of $46 million and $241 million in 2009 and 2008, respectively. The 2009 results included impairment charges totaling $32 million, which were recorded to write down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions for 787 stores. Additionally, in 2009 the Company recorded a $14 million inventory reserve on certain aged apparel. The 2008 results included a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment and store closing costs related to the Company’s U.S. operations. Excluding these charges, division profit decreased $22 million in 2009 as compared with the corresponding prior-year period, which relates primarily to the domestic businesses. Excluding the effect of foreign currency fluctuations, division profits of international operations were essentially flat as compared with the corresponding prior-year period.

2008 compared with 2007

Athletic Stores sales of $4,847 million decreased 4.4 percent in 2008, as compared with $5,071 million in 2007. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from athletic store formats decreased by 4.8 percent in 2008. Comparable-store sales for the Athletic Stores segment declined 3.6 percent as compared with prior year. The decline in sales for the year ended January 31, 2009 was primarily related to the domestic operations as the result of a decline in mall traffic and consumer spending in general. Excluding the effect of foreign currency fluctuations, sales in Europe decreased low single digits in 2008 as compared with 2007. The sales of low profile styles negatively affected the first three quarters of 2008. However, during the fourth quarter of 2008, sales of higher-priced marquee footwear and apparel increased, which more than offset the sales decline related to the low profile footwear styles.

Athletic Stores reported a loss of $59 million in 2008 as compared with a loss of $27 million in 2007, which was primarily attributable to the U.S. operations. Included in the results for 2008 and 2007 are impairment charges and store closing costs totaling $241 million and $128 million, respectively. Athletic Stores division loss for 2008 includes a $167 million goodwill impairment charge, a $67 million write-down of long-lived assets such as store fixtures and leasehold improvements for 868 stores at the Company’s U.S. store operations, $5 million of exit costs related to the closure of underperforming stores comprising primarily lease terminations and $2 million in other intangible impairment charges related to its tradenames. The Company performs its annual impairment test as of the beginning of each year; however, due to the macroeconomic conditions affecting retail and the significant decline in the Company’s common stock and market capitalization, plus a reasonable control premium, in relation to the book value, the Company determined that a triggering event had occurred and, therefore, performed an interim impairment test.

During 2008, the fair value of the four reporting units containing goodwill was determined under step 1 of the goodwill impairment test based on a weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a guideline company methodology under the market approach. Based on this testing, the Company determined that the fair values, as determined under step 1 as described above, was less than the carrying values of the Foot Locker, Kids Foot Locker and Footaction reporting unit and the Champs Sports reporting unit. Accordingly, the Company performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the goodwill of these two reporting units was fully impaired, resulting in a non-cash impairment charge of $167 million. There were no goodwill impairment charges in 2007. Excluding the impairment charges and store exit costs from both 2008 and 2007, division profit would have increased to $182 million in 2008 from $101 million in 2007. This increase in division profit primarily related to the domestic divisions as a result of lower promotional markdowns and reduced depreciation and amortization expense.

Direct-to-Customers

	2009	2008	2007
	(in millions)
Sales	$406	$390	$364
Division profit	$32	$43	$40
Division profit margin	7.9%	11.0%	11.0%

2009 compared with 2008

Direct-to-Customers sales increased 4.1 percent to $406 million in 2009, as compared with $390 million in 2008, reflecting a comparable-store sales decrease of 6.8 percent, offset by additional sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 6.8 percent to $344 million, as compared with 2008 reflecting continued growth in the store brands’ websites. Catalog sales decreased by 8.8 percent to $62 million in 2009 from $68 million in 2008. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet.

The Direct-to-Customers business generated division profit of $32 million in 2009, as compared with $43 million in 2008. Division profit, as a percentage of sales, was 7.9 percent in 2009 and 11.0 percent in 2008. Included in division profit is a $4 million impairment charge, which was recorded to write off certain software development costs as a result of management’s decision to terminate the project. Gross margin was negatively affected by the lack of close-out inventory purchases during the year. Additionally, division profit, as compared with the corresponding prior-year period, was negatively affected by $3 million in additional amortization expense related to the CCS customer list intangible asset.

2008 compared with 2007

Direct-to-Customers sales increased 7.1 percent to $390 million in 2008, as compared with $364 million in 2007, reflecting a comparable-store sales increase of 1.0 percent and additional sales from CCS, which was acquired during the fourth quarter of 2008. Internet sales increased by 12.2 percent to $322 million, as compared with 2007. Catalog sales decreased by 11.7 percent to $68 million in 2008 from $77 million in 2007. Management believes that the decrease in catalog sales, which was substantially offset by the increase in Internet sales, is a result of customers browsing and selecting products through its catalogs and then making their purchases via the Internet.

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

Management believes its cash, cash equivalents, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On February 16, 2010, the Company’s Board of Directors approved the extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. The Company purchased approximately 82 percent in 2009 and 80 percent in 2008 of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 68 percent in 2009 and 64 percent in 2008 was purchased from one vendor — Nike, Inc.

Planned capital expenditures for 2010 are approximately $103 million, of which $65 million relates to modernizations of existing stores and new store openings, and $38 million reflects the development of information systems and other support facilities. In addition, planned lease acquisition costs related to the Company’s operations in Europe are $7 million. The Company has the ability to revise and reschedule the anticipated capital expenditure program, should the Company’s financial position require it.

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

Cash Flow

Operating activities from continuing operations provided cash of $346 million in 2009 as compared with $383 million in 2008. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. During 2009, the Company recorded non-cash impairment and other charges of $36 million primarily related to impairment of store-level assets in the domestic operations. Merchandise inventories represented a $111 million source of cash in 2009 as inventory purchases were reduced to keep inventory levels in line with sales as well as reflecting the affect of the store closings. During 2009, the Company contributed $100 million to its U.S. and Canadian qualified pension plans as compared with $6 million contributed in 2008. Additionally, during 2009 the Company terminated its interest rate swaps for a gain of $19 million. The other changes primarily reflect the timing of February 2010 rent payments, which totaled $34 million and were due and paid in 2010 as compared with the February 2009 rent payments that were due and paid in 2008, as well as income tax refunds of $32 million.

Operating activities from continuing operations provided cash of $383 million in 2008 as compared with $283 million in 2007. During 2008, the Company recorded non-cash impairment charges and store closing program costs of $259 million primarily related to its domestic operations. Merchandise inventories represented a $128 million source of cash in 2008 as inventory purchases were reduced to keep inventory levels in line with sales. Additionally, the Company contributed $6 million to its Canadian qualified pension plan in 2008.

Net cash used by investing activities of the Company’s continuing operations was $72 million in 2009 as compared with $272 million used in investing activities in 2008. During 2009, the Company received $16 million from the Reserve International Liquidity Fund representing further redemptions. Capital expenditures were $89 million primarily related to store remodeling and to the development of information systems and other support facilities, representing a decrease of $57 million as compared with the prior year. The Company made a strategic decision to conserve cash in 2009 and, therefore, reduced capital spending, focusing on projects that improved the customer experience.

Net cash used by investing activities of the Company’s continuing operations was $272 million in 2008 as compared with $117 million provided by investing activities in 2007. The net cash used by investing activities for 2008 reflects the asset purchase from dELiA*s, Inc. of CCS for $106 million (including capitalized acquisition costs). Investing activities in 2008 also included a $3 million gain related to the sale of two lease interests in Europe. The Company did not purchase or sell short-term investments during 2008. Reflected in investing activities in 2008 is the reclassification of the $23 million investment in the Reserve International Liquidity Fund from cash and cash equivalents to short-term investments. Capital expenditures of $146 million in 2008 and $148 million in 2007 were primarily related to store remodeling and new stores.

Net cash used in financing activities of continuing operations was $94 million in 2009 as compared with $185 million in 2008. During 2009 and 2008, the Company purchased and retired $3 million and $6 million, respectively, of its 8.50 percent debentures. During 2008, the Company reduced its long-term debt by repaying the balance of its term loan of $88 million. Additionally, the Company declared and paid dividends totaling $94 million and $93 million in 2009 and 2008, respectively, representing a quarterly rate of $0.15 per share in both 2009 and 2008. During 2009 and 2008, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $3 million and $2 million, respectively.

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

Capital Structure

Credit Agreement

On March 20, 2009, the Company entered into a new credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013, which replaced the Company’s prior credit agreement. The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances. The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the 2009 Credit Agreement), and the Company’s projected fixed charge coverage ratio, which is a Non-GAAP financial ratio pursuant to the 2009 Credit Agreement designed as a measure of the Company’s ability to meet current and future obligations (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments), is at least 1.1 to 1.0. The Company’s management does not currently expect to borrow under the facility in 2010.

Credit Rating

As of March 29, 2010, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are B+ and Ba3, respectively. Additionally, as of March 29, 2010, Moody’s Investors Service has rated the Company’s senior unsecured notes B1.

Debt Capitalization and Equity

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 4 percent to 15 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2009	2008
	(in millions)
Long-term debt	$138	$142
Present value of operating leases	1,923	1,952
Total debt including the present value of operating leases	2,061	2,094
Less:
Cash and cash equivalents	582	385
Short-term investments	7	23
Total net debt including the present value of operating leases	1,472	1,686
Shareholders’ equity	1,948	1,924
Total capitalization	$3,420	$3,610
Total net debt capitalization percent including the present value of operating leases	43.0%	46.7%

The Company reduced debt by $4 million and increased cash, cash equivalents, and short-term investments by $181 million during 2009. Additionally, the present value of the operating leases decreased by $29 million representing the effect of the store closures, offset, in part, by lease renewals and the effect of foreign currency translation. Including the present value of operating leases, the Company’s net debt capitalization percent decreased 370 basis points in 2009. The increase in shareholders’ equity of $24 million in 2009 primarily relates to the following: net income of $48 million, $94 million in dividends paid, $17 million related to stock plans, and an increase of $65 million in the foreign exchange currency translation adjustment, primarily related to the value of the euro in relation to the U.S. dollar. In addition, during 2009 the Company recognized, within accumulated other comprehensive loss, amortization of prior service costs and net actuarial gains and losses, as well as an additional charge representing the change in the funded status of the pension and postretirement plans, which totaled $13 million after-tax.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 30, 2010:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Long-term debt(1)	$138	$—	$—	$—	$138
Operating leases(2)	2,550	487	821	573	669
Other long-term liabilities(3)	26	2	—	—	24
Total contractual cash obligations	$2,714	$489	$821	$573	$831

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, excluding interest. Additional information is included in the “Long-Term Debt” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at January 30, 2010 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves and various other accruals. The amounts presented in the table are comprised of the Company’s 2010 Canadian qualified plan contributions of $2 million and the liability related to the European net investment hedge of $24 million. The European net investment agreement includes a provision that may require the Company to settle this transaction in August 2010, at the option of the Company or the counterparty. This is the first of a series of annual settlement provisions until August 2015. Other than these liabilities, other amounts (including the Company’s unrecognized tax benefits of $39 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the “Other Liabilities, Financial Instruments and Risk Management,” and “Retirement Plans and Other Benefits” notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Total Amounts Committed	Amount of Commitment Expiration by Period
Other Commercial Commitments		Less than 1 Year	2 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Unused line of credit(4)	$190	$—	$—	$190	$—
Standby letters of credit	10	—	—	10	—
Purchase commitments(5)	1,412	1,412	—	—	—
Other(6)	57	28	27	2	—
Total commercial commitments	$1,669	$1,440	$27	$202	$—

(4)	Represents the unused domestic lines of credit pursuant to the Company’s $200 million revolving credit agreement. The Company’s management currently does not expect to borrow under the facility in 2010.
(5)	Represents open purchase orders, as well as other commitments for merchandise purchases, at January 30, 2010. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.
(6)	Represents minimum payments required by non-merchandise purchase agreements.

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

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 30 basis points to the 2009 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and were not significant to the 2009 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Cooperative reimbursements amounted to approximately 27 percent and 11 percent of total advertising and catalog costs, respectively, in 2009.

Impairment of Long-Lived Assets, Goodwill and Other Intangibles

The Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s three-year strategic plans, in determining the impairment amount. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results. For the year ended January 30, 2010, the Company recorded non-cash impairment charges totaling $36 million. A charge of $32 million was recorded to write-down long-lived assets such as store fixtures and leasehold improvements, at its Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions for 787 stores. Additionally, the Company recorded a charge of $4 million to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project. For the year ended January 31, 2009, the Company recorded non-cash impairment charges totaling $67 million primarily to write-down long-lived assets, such as store fixtures and leasehold improvements, for the Company’s U.S. store operations.

The Company performs an impairment review of its goodwill and intangible assets with indefinite lives if impairment indicators arise and, at a minimum, annually. We consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

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

Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values of purchased intangible assets are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The Company’s review of goodwill and other intangible assets did not result in any impairment charges for the year ended January 30, 2010 as the fair value of each of the reporting units substantially exceeds its carrying value. The Company recorded non-cash impairment charges totaling $169 million for the year ended January 31, 2009.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 3 to 6 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 4 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options. The Company may elect to use different assumptions under the Black-Scholes option pricing model in the future if there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors that become known over time.

Pension and Postretirement Liabilities

The Company determines its obligations for pension and postretirement liabilities based upon assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, and mortality, among others. Management reviews all assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. Management believes its estimates for 2009, as disclosed in the “Retirement Plans and Other Benefits” note in “Item 8. Consolidated Financial Statements and Supplementary Data,” to be reasonable.

Long-Term Rate of Return Assumption - The expected long-term rate of return on invested pension plan assets is a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The Company’s common stock represented approximately one percent of the total pension plans’ assets at January 30, 2010.

The weighted-average long-term rate of return used to determine 2009 pension expense was 7.63 percent. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2009 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into the plans’ expense over time.

Discount Rate - An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s U.S. benefit obligations at January 30, 2010 was derived using a cash flow matching method whereby the Company matches the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations at January 30, 2010 was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

The weighted-average discount rates used to determine the 2009 benefit obligations related to the Company’s pension and postretirement plans were 5.25 percent and 4.90 percent, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation of the pension plans at January 30, 2010 by approximately $26 million, while the effect on the postretirement plan would not have been significant. Such a decrease would not have significantly changed 2009 pension expense or postretirement income.

There is limited risk to the Company for increases in health care costs related to the postretirement plan as, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

The Company expects to record postretirement income of approximately $6 million and pension expense of approximately $23 million in 2010.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s three-year strategic plans. A one percent change in the Company’s overall statutory tax rate for 2009 would have resulted in a $10 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2010 effective tax rate to range from 36 to 37 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United States as compared with international operations.

Recent Accounting Pronouncements

In July of 2009, the Company adopted the FASB Accounting Standards Codification (“Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The Codification was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute effectively its strategic plan and its business plans with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

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

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (included in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”) as of February 3, 2008, for the fair value measurements of all financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (included in FASB ASC Topic 740, “Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 29, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008	2007
	(in millions, except per share amounts)
Sales	$4,854	$5,237	$5,437
Costs and expenses
Cost of sales	3,522	3,777	4,017
Selling, general and administrative expenses	1,099	1,174	1,176
Depreciation and amortization	112	130	166
Impairment and other charges	41	259	128
Interest expense, net	10	5	1
	4,784	5,345	5,488
Other income	(3)	(8)	(1)
	4,781	5,337	5,487
Income (loss) from continuing operations before income taxes	73	(100)	(50)
Income tax expense (benefit)	26	(21)	(93)
Income (loss) from continuing operations	47	(79)	43
Income (loss) on disposal of discontinued operations, net of income tax expense (benefit) of $(1), $—, and $1, respectively	1	(1)	2
Net income (loss)	$48	$(80)	$45
Basic earnings per share:
Income (loss) from continuing operations	$0.30	$(0.52)	$0.29
Income from discontinued operations	—	—	0.01
Net income (loss)	$0.30	$(0.52)	$0.30
Diluted earnings per share:
Income (loss) from continuing operations	$0.30	$(0.52)	$0.28
Income from discontinued operations	—	—	0.01
Net income (loss)	$0.30	$(0.52)	$0.29

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2009	2008	2007
	(in millions)
Net income (loss)	$48	$(80)	$45
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	65	(83)	56
Cash flow hedges:
Change in fair value of derivatives, net of income tax	(2)	1	1
Pension and postretirement plan adjustments, net of income tax benefit of $7, $62, and $11 million, respectively	(8)	(99)	(20)
Unrealized gain (loss) on available-for-sale securities	3	(3)	(2)
Comprehensive income (loss)	$106	$(264)	$80

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2009	2008
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$582	$385
Short-term investments	7	23
Merchandise inventories	1,037	1,120
Other current assets	146	236
	1,772	1,764
Property and equipment, net	387	432
Deferred taxes	362	358
Goodwill	145	144
Other intangible assets, net	99	113
Other assets	51	66
	$2,816	$2,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$215	$187
Accrued and other liabilities	218	231
	433	418
Long-term debt	138	142
Other liabilities	297	393
Total liabilities	868	953
Shareholders’ equity	1,948	1,924
	$2,816	$2,877

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	159,599	$691	158,997	$676	157,810	$653
Restricted stock issued under stock option and award plans	1,004	—	245	—	513	—
Forfeitures of restricted stock	—	—	—	2	—	—
Share-based compensation expense	—	12	—	9	—	10
Issued under director and employee stock plans, net of tax	664	6	357	4	674	13
Issued at end of year	161,267	709	159,599	691	158,997	676
Common stock in treasury at beginning of year	(4,681)	(102)	(4,523)	(99)	(2,107)	(47)
Forfeitures/cancellations of restricted stock	(10)	—	(90)	(2)	(25)	—
Shares of common stock used to satisfy tax withholding obligations	(32)	(1)	(65)	(1)	(95)	(2)
Stock repurchases	—	—	—	—	(2,283)	(50)
Exchange of options	(3)	—	(3)	—	(13)	—
Common stock in treasury at end of year	(4,726)	(103)	(4,681)	(102)	(4,523)	(99)
	156,541	606	154,918	589	154,474	577
Retained Earnings
Balance at beginning of year		1,581		1,754		1,785
Cumulative effect of accounting change resulting from the adoption of guidance for uncertainty in income taxes, net of tax (see Note 1)		—		—		1
Adjusted balance at beginning of year		1,581		1,754		1,786
Net income (loss)		48		(80)		45
Cash dividends declared on common stock $0.60, $0.60 and $0.50 per share, respectively		(94)		(93)		(77)
Balance at end of year		1,535		1,581		1,754
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		10		93		37
Translation adjustment arising during the year, net of tax		65		(83)		56
Balance at end of year		75		10		93
Cash Flow Hedges
Balance at beginning of year		2		1		—
Change during the year, net of tax		(2)		1		1
Balance at end of year		—		2		1
Pension and Postretirement Adjustments
Balance at beginning of year		(253)		(162)		(133)
Change during the year, net of tax		(13)		(91)		(29)
Balance at end of year		(266)		(253)		(162)
Available-for-Sale Securities
Balance at beginning of year		(5)		(2)		—
Change during the year, without tax benefit		3		(3)		(2)
Balance at end of year		(2)		(5)		(2)
Total Accumulated Other Comprehensive Loss		(193)		(246)		(70)
Total Shareholders’ Equity		$1,948		$1,924		$2,261

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(in millions)
From Operating Activities
Net income (loss)	$48	$(80)	$45
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Discontinued operations, net of tax	(1)	1	(2)
Non-cash impairment and other charges	36	259	124
Depreciation and amortization	112	130	166
Share-based compensation expense	12	9	10
Deferred income taxes	2	(44)	(129)
Change in assets and liabilities:
Merchandise inventories	111	128	55
Accounts payable and other accruals	(7)	(43)	(36)
Qualified pension plan contributions	(100)	(6)	—
Income taxes	9	(7)	14
Gain on termination of interest rate swaps	19	—	—
Other, net	105	36	36
Net cash provided by operating activities of continuing operations	346	383	283
From Investing Activities
Business acquisition	—	(106)	—
Gain from lease termination	—	3	1
Gain from insurance recoveries	1	—	1
Reclassification of cash equivalents to short-term investments	—	(23)	—
Purchases of short-term investments	—	—	(1,378)
Sales of short-term investments	16	—	1,620
Capital expenditures	(89)	(146)	(148)
Proceeds from investment and note	—	—	21
Net cash (used in) provided by investing activities of continuing operations	(72)	(272)	117
From Financing Activities
Reduction in long-term debt	(3)	(94)	(7)
Repayment of capital lease	—	—	(14)
Dividends paid on common stock	(94)	(93)	(77)
Issuance of common stock	3	2	9
Purchase of treasury shares	—	—	(50)
Tax benefit on stock compensation	—	—	1
Net cash used in financing activities of continuing operations	(94)	(185)	(138)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	18	(29)	5
Net Cash used by Discontinued Operations	(1)	—	—
Net Change in Cash and Cash Equivalents	197	(103)	267
Cash and Cash Equivalents at Beginning of Year	385	488	221
Cash and Cash Equivalents at End of Year	$582	$385	$488
Cash Paid During the Year:
Interest	$12	$11	$18
Income taxes	$19	$64	$52

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries (the “Company”), all of which are wholly owned. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

In July of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The Codification was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2009, 2008 and 2007 represent the 52 week periods ending January 30, 2010, January 31, 2009 and February 2, 2008, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Revenue from retail stores is recognized at the point of sale when the product is delivered to customers. Internet and catalog sales revenue is recognized upon estimated receipt by the customer. Sales include shipping and handling fees for all periods presented. Sales include merchandise, net of returns, and exclude taxes. The Company provides for estimated returns based on return history and sales levels. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $4 million, $5 million, and $4 million in 2009, 2008, and 2007, respectively. Unredeemed gift cards are recorded as a current liability.

Statement of Cash Flows

The Company has selected to present the operations of the discontinued businesses as one line in the Consolidated Statements of Cash Flows. For all the periods presented this caption includes only operating activities.

Store Pre-Opening and Closing Costs

Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less the sublease rental income, is provided for once the store ceases to be used.

Advertising Costs and Sales Promotion

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Advertising expenses also include advertising costs as required by some of the Company’s mall-based leases. Cooperative advertising reimbursements earned for the launch and promotion of certain products agreed upon with vendors is recorded in the same period as the associated expenses are incurred. The Company accounts for reimbursements received in excess of expenses incurred related to specific, incremental, identifiable advertising, as a reduction to the cost of merchandise, which is reflected in cost of sales as the merchandise is sold.

Advertising costs, which are included as a component of selling, general and administrative expenses were as follows:

	2009	2008	2007
	(in millions)
Advertising expenses	$94.0	$106.8	$105.9
Cooperative advertising reimbursements	(25.2)	(40.2)	(34.8)
Net advertising expense	$68.8	$66.6	$71.1

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3.9 million and $3.1 million at January 30, 2010 and January 31, 2009, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2009	2008	2007
	(in millions)
Catalog costs	$48.4	$48.0	$45.6
Cooperative reimbursements	(4.3)	(4.1)	(3.8)
Net catalog expense	$44.1	$43.9	$41.8

Earnings Per Share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents.

The computation of basic and diluted earnings per share is as follows:

	2009	2008	2007
	(in millions)
Net income (loss) from continuing operations	$47	$(79)	$43
Weighted-average common shares outstanding	156.0	154.0	154.0
Basic Earnings per share from continuing operations	$0.30	$(0.52)	$0.29
Weighted-average common shares outstanding	156.0	154.0	154.0
Dilutive effect of potential common shares	0.3	—	1.6
Weighted-average common shares outstanding assuming dilution	156.3	154.0	155.6
Diluted earnings per share from continuing operations	$0.30	$(0.52)	$0.28

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 6.3 million, 4.8 million, and 3.4 million shares of common stock at January 30, 2010, January 31, 2009, and February 2, 2008, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Additionally, due to a loss reported for the year ended January 31, 2009, options and awards of 1.2 million shares of common stock were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

Share-Based Compensation

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards. See Note 21, “Share-Based Compensation,” for information on the assumptions the Company used to calculate the fair value of share-based compensation.

Upon exercise of stock options, issuance of restricted stock or issuance of shares under the employee stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions and other factors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, including money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents at January 30, 2010 and January 31, 2009 were $501 million and $331 million, respectively.

Investments

The Company’s short-term investment and auction rate security are classified as available-for-sale. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. The Company’s short-term investment was $7 million and $23 million at January 30, 2010 and January 31, 2009, respectively. The Company’s auction rate security was $5 million and $2 million at January 30, 2010 and January 31, 2009, respectively. See Note 19, “Fair Value Measurements,” for further discussion of these investments.

Merchandise Inventories and Cost of Sales

Merchandise inventories for the Company’s Athletic Stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (“LIFO”) basis for domestic inventories and on the first-in, first-out (“FIFO”) basis for international inventories. The retail inventory method is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail inventory method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. Merchandise inventories of the Direct-to-Customers business are valued at the lower of cost or market using weighted-average cost, which approximates FIFO. Transportation, distribution center, and sourcing costs are capitalized in merchandise inventories. The Company expenses the freight associated with transfers between its store locations in the period incurred. The Company maintains an accrual for shrinkage based on historical rates.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of a project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $24 million and $23 million at January 30, 2010 and January 31, 2009, respectively.

Recoverability of Long-Lived Assets

The Company recognizes impairment losses whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s three-year strategic plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches.

Derivative Financial Instruments

All derivative financial instruments are recorded in the Company’s Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded each period in earnings, other comprehensive gain or loss, or as a basis adjustment to the underlying hedged item, depending on whether a derivative is designated and is effective as part of a hedge transaction. The effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings.

The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of. To the extent derivatives do not qualify as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility. The changes in the fair value of the Company’s hedges of net investments in various foreign subsidiaries are computed using the spot method.

Fair Value

The Company adopted the provisions as prescribed by ASC 820, “Fair Value Measurements and Disclosures,” for the year ended January 31, 2009. The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs.

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

Income Taxes

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A taxing authority may challenge positions that the Company adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax positions for such transactions and records reserves for those differences when considered necessary.

Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

On February 4, 2007, the Company adopted authoritative guidance for the Accounting for Uncertainty in Income Taxes, as prescribed by ASC 740, “Income Taxes.” The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon the adoption of the guidance, the Company recognized a $1 million increase to retained earnings to reflect the change of its liability for its unrecognized income tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Pension and Postretirement Obligations

The discount rate selected to measure the present value of the Company’s U.S. benefit obligations at January 30, 2010 was derived using a cash flow matching method whereby the Company matches the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations at January 30, 2010 was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $15 million and $16 million at January 30, 2010 and January 31, 2009, respectively. The Company discounts its workers’ compensation and general liability using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for 2009 and 2008 and was $1 million in 2007.

Accounting for Leases

The Company recognizes rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation-related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred.

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

Recent Accounting Pronouncements Not Previously Discussed Herein

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2.	Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 30, 2010, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company acquired CCS during the fourth quarter of 2008, and its operations are presented within the Direct-to-Customers segment. The Company also operated the Family Footwear segment, which included the retail format under the Footquarters brand name through the second quarter of 2007. During the third quarter, the Company converted the Footquarters stores, which were the only stores reported under the Family Footwear segment, to Foot Locker and Champs Sports outlet stores. The Company has concluded that the Footquarters store closings are not discontinued operations.

The accounting policies of both segments are the same as those described in the “Summary of Significant Accounting Policies” note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit (loss) reflects income (loss) from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

Sales

	2009	2008	2007
	(in millions)
Athletic Stores	$4,448	$4,847	$5,071
Direct-to-Customers	406	390	364
Family Footwear	—	—	2
Total sales	$4,854	$5,237	$5,437

Operating Results

	2009	2008	2007
	(in millions)
Athletic Stores(1)	$114	$(59)	$(27)
Direct-to-Customers(2)	32	43	40
Family Footwear(3)	—	—	(6)
	146	(16)	7
Restructuring income(4)	1	—	2
Division profit (loss)	147	(16)	9
Corporate expense(5)	(67)	(87)	(59)
Operating profit (loss)	80	(103)	(50)
Other income(6)	3	8	1
Interest expense, net	10	5	1
Income (loss) from continuing operations before income taxes	$73	$(100)	$(50)

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment and store closing costs related to the Company’s U.S. operations. The year ended February 2, 2008 includes a $128 million charge representing impairment and store closing costs related to the Company’s U.S. operations.
(2)	Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the first quarter of 2007, the Company launched a new family footwear concept, Footquarters. The concept’s results did not meet the Company’s expectations and, therefore, the Company decided not to invest further in this business. These stores were converted to the Company’s other formats. Included in the operating loss of $6 million was $2 million of costs associated with the removal of signage and the write-off of unusable fixtures.
(4)	During 2009, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination. During 2007, the Company adjusted its 1993 Repositioning and 1991 Restructuring reserve by $2 million primarily due to favorable lease terminations.
(5)	During the fourth quarter of 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker and Footaction businesses in addition to reducing corporate staff resulting in a $5 million charge. Included in corporate expense for the year ended January 31, 2009 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, for the year ended January 31, 2009 the Company recorded a $15 million impairment charge on the Northern Group note receivable.
(6)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts, described more fully in Note 4, “Other Income.”

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in millions)
Athletic Stores	$90	$111	$146	$70	$122	$125	$1,873	$1,879	$2,300
Direct-to-Customers	9	6	6	5	6	7	291	297	197
	99	117	152	75	128	132	2,164	2,176	2,497
Corporate	13	13	14	14	18	16	652	701	746
Total Company	$112	$130	$166	$89	$146	$148	$2,816	$2,877	$3,243

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy, Canada, and France represent approximately 24, 17, and 14 percent, respectively, of the International category’s sales for the period ended January 30, 2010. No other individual country included in the International category is significant.

Sales

	2009	2008	2007
	(in millions)
United States	$3,425	$3,768	$3,991
International	1,429	1,469	1,446
Total sales	$4,854	$5,237	$5,437

Long-Lived Assets

	2009	2008	2007
	(in millions)
United States	$266	$311	$368
International	121	121	153
Total long-lived assets	$387	$432	$521
3.	Impairment and Other Charges

	2009	2008	2007
	(in millions)
Impairment of assets	$36	$67	$124
Reorganization costs	5	—	—
Store closing program	—	5	4
Impairment of goodwill and other intangible assets	—	169	—
Money market impairment	—	3	—
Northern Group note impairment	—	15	—
Total impairment and other charges	$41	$259	$128

Impairment of Assets

During the year ended January 30, 2010, the Company recorded non-cash impairment charges totaling $36 million. A charge of $32 million was recorded to write-down long-lived assets such as store fixtures and leasehold improvements at its Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions for 787 stores. Additionally, the Company recorded a charge of $4 million to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project. During 2008, the Company evaluated the long-lived assets of its U.S. retail store divisions, comprising Foot Locker U.S., Kids Foot Locker, Footaction and Champs Sports, for impairment and recorded non-cash impairment charges of $67 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 868 stores. During 2007, the Company evaluated the long-lived assets of its U.S. retail store divisions for impairment and recorded non-cash impairment charges of $124 million primarily to write-down long-lived assets such as store fixtures and leasehold improvements for 1,461 stores.

Reorganization Costs

On January 8, 2010, the Company announced that it would change its organizational structure by consolidating the management team that oversees its Lady Foot Locker business with the team that currently manages the Foot Locker U.S., Kids Foot Locker and Footaction businesses. As a result of this divisional reorganization, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $5 million. This charge was comprised primarily of severance costs to eliminate approximately 120 positions.

Store Closing Program

As part of the Company’s store closing program announced in 2007, the Company recognized exit costs of $5 million for the year ended January 31, 2009, comprising primarily lease termination costs for 21 stores. In 2007, the Company recognized $4 million of exit costs related to 33 stores, which closed during 2007, comprising primarily lease termination costs. Store closings may constitute discontinued operations if migration of customers and cash flows are not expected. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

Impairment of Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the beginning of each year. However, during the fourth quarter of 2008, as a result of the significant decline in the Company’s common stock and market capitalization in relation to the book value, the Company determined that a triggering event had occurred and performed an interim goodwill impairment test. Based on this testing, the Company determined that the fair values were less than the carrying values of the Foot Locker, Kids Foot Locker and Footaction reporting unit and the Champs Sports reporting unit. Accordingly, the Company performed further analysis to determine the extent of the goodwill impairment and concluded that the carrying value of these two reporting units was fully impaired, resulting in a non-cash impairment charge of $167 million. There were no goodwill impairment charges in 2009 or 2007.

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. As a result of the impairment review related to long-lived assets and goodwill, the Company performed a review of its other intangible assets and recorded impairment charges in 2008 totaling $2 million related to trademarks of Footaction in the U.S. and Foot Locker in the Republic of Ireland, reflecting decreases in projected revenues. There were no other intangible asset impairment charges in 2009 or 2007.

Money Market Impairment

On September 16, 2008, the Company requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”), totaling $75 million. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor, that the Company’s redemption trades would be honored at a $1.00 per share net asset value. Litigation, to which the Company is not a party, exists that involves how the remaining assets of the Fund should be distributed; therefore, there is a risk that the Company could receive less than the $1.00 per share net asset value. As a result, during the third quarter of 2008, the Company recognized an impairment loss of $3 million to reflect a decline in fair value that is other-than-temporary. This charge was recorded with no tax benefit. The impairment was related to the underlying securities of Lehman Brothers Holdings Inc. held in the Fund. The Company has received $65 million of its original investment in the Fund as of January 30, 2010; however, the Company has not received information as to when the remaining amount of its redemption request will be paid.

Northern Group Note Impairment

On January 23, 2001, the Company announced that it was exiting its Northern Group segment. During the second quarter of 2001, the Company completed the liquidation of the 324 stores in the United States. On September 28, 2001, the Company completed the stock transfer of the 370 Northern Group stores in Canada through one of its wholly owned subsidiaries for approximately CAD$59 million, which was paid in the form of a note. Over the last several years, the note has been amended and payments have been received; however, the interest and payment terms remained unchanged. The CAD$15.5 million note was required to be repaid upon the occurrence of “payment events,” as defined in the purchase agreement, but no later than September 28, 2008. During the first quarter of 2008, the principal owners of the Northern Group requested an extension on the repayment of the note. The Company determined, based on the Northern Group’s current financial condition and projected performance, that repayment of the note pursuant to the original terms of the purchase agreement was not likely. Accordingly, a non-cash impairment charge of $15 million was recorded during the first quarter of 2008. This charge was recorded with no tax benefit. The tax benefit is a capital loss that can only be used to offset capital gains. The Company does not anticipate recognizing sufficient capital gains to utilize these losses. Therefore, the Company determined that a full valuation allowance was required.

Another wholly owned subsidiary of the Company was the assignor of the store leases involved in the Northern Group transaction and, therefore, retains potential liability for such leases. As the assignor of the Northern Canada leases, the Company remained secondarily liable under these leases. At January 30, 2010, the Company estimates that its gross contingent lease liability is CAD$1 million. The Company currently estimates the expected value of the lease liability to be insignificant. The Company believes that, because it is secondarily liable on the leases, it is unlikely that it would be required to make such contingent payments.

4.	Other Income

Other income was $3 million, $8 million and $1 million for 2009, 2008 and 2007, respectively. For the year ended January 30, 2010, other income includes $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income partially offset by $1 million of foreign currency option contract premiums. Other income in 2008 primarily reflects a $4 million net gain related to the Company’s foreign currency options contracts and a $3 million gain on lease terminations related to two lease interests in Europe. For 2007, other income includes a $1 million gain related to a final settlement with the Company’s insurance carriers of a claim related to a store damaged by fire in 2006. Additionally, the Company sold two of its lease interests in Europe for a gain of $1 million. These gains were offset primarily by premiums paid for foreign currency option contracts.

5.	Merchandise Inventories

	2009	2008
	(in millions)
LIFO inventories	$682	$788
FIFO inventories	355	332
Total merchandise inventories	$1,037	$1,120

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6.	Other Current Assets

	2009	2008
	(in millions)
Net receivables	$37	$53
Prepaid expenses and other current assets	33	33
Prepaid rent	28	62
Prepaid income taxes	25	47
Income tax receivable	5	7
Fair value of derivative contracts	1	5
Deferred taxes	17	29
	$146	$236

7.	Property and Equipment, Net

	2009	2008
	(in millions)
Land	$3	$3
Buildings:
Owned	31	31
Furniture, fixtures and equipment:
Owned	792	1,018
	826	1,052
Less: accumulated depreciation	(641)	(829)
	185	223
Alterations to leased and owned buildings
Cost	701	724
Less: accumulated amortization	(499)	(515)
	202	209
	$387	$432
8.	Goodwill

	Athletic Stores	Direct-to- Customers	Total
	(in millions)
Goodwill at February 2, 2008	$186	$80	$266
Acquisition of CCS	—	47	47
Foreign currency translation adjustment	(2)	—	(2)
Impairment charge	(167)	—	(167)
Goodwill at January 31, 2009	17	127	144
Foreign currency translation adjustment	1	—	1
Goodwill at January 30, 2010	$18	$127	$145
9.	Other Intangible Assets, Net

	January 30, 2010				January 31, 2009
(in millions)	Gross value	Accum. amort.	Net Value (1)	Wtd. Avg. Useful Life in Years (2)	Gross value	Accum. amort.	Net Value (1)
Finite life intangible assets:
Lease acquisition costs	$184	$(143)	$41	12.1	$173	$(124)	$49
Trademark	20	(6)	14	20.0	20	(5)	15
Loyalty program	1	(1)	—	—	1	(1)	—
Favorable leases	9	(8)	1	4.1	9	(7)	2
CCS customer relationships	21	(5)	16	5.0	21	(1)	20
Total finite life intangible assets	235	(163)	72	11.8	224	(138)	86
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2		2	—	2
CCS tradename	25	—	25		25	—	25
Total finite life intangible assets	27	—	27		27	—	27
Total other intangible assets	$262	$(163)	$99		$251	$(138)	$113

(1)	Includes the effect of foreign currency translation, which represents an increase of $3 million in 2009 and a reduction of $8 million in 2008, primarily related to the movements of the euro in relation to the U.S. dollar. Additionally, the net value at January 31, 2009 includes a $2 million impairment charge related to the Footaction trademark and the Republic of Ireland trademark, described more fully in Note 3.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.

Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles are the customer relationship intangible associated with the purchase of CCS, trademark for the Footaction name, favorable leases associated with acquisitions and amounts paid to obtain names of members of the Footaction loyalty program. The CCS customer relationship intangible is amortized on a straight-line basis over 5 years, which represents the pattern in which the economic benefits are expected to be realized.

Amortization expense for the intangibles subject to amortization was $19 million, $18 million, and $19 million for 2009, 2008, and 2007, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $18 million for 2010, $16 million for 2011, $14 million for 2012, $9 million for 2013 and $3 million for 2014.

10.	Other Assets

	2009	2008
	(in millions)
Prepaid income taxes	$6	$6
Auction rate security	5	2
Deferred tax costs	5	7
Income tax asset	2	2
Fair value of derivative contracts	—	19
Other	33	30
	$51	$66
11.	Accrued and Other Liabilities

	2009	2008
	(in millions)
Other payroll and payroll related costs, excluding taxes	$46	$50
Taxes other than income taxes	41	36
Customer deposits(1)	29	32
Property and equipment	13	13
Income taxes	10	—
Incentive bonuses	9	23
Income taxes payable	7	4
Current deferred tax liabilities	5	10
Pension and postretirement benefits	5	4
Sales return reserve	3	4
Reserve for discontinued operations	2	2
Other operating costs	48	53
	$218	$231

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.

12.	Revolving Credit Facility

On March 20, 2009, the Company entered into a credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013, which replaced the Company’s prior credit agreement. The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances. The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the 2009 Credit Agreement), and the Company’s projected fixed charge coverage ratio, which is a Non-GAAP financial ratio pursuant to the 2009 Credit Agreement designed as a measure of the Company’s ability to meet current and future obligations (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments), is at least 1.1 to 1.0. The Company’s management does not currently expect to borrow under the facility in 2010.

At January 30, 2010, the Company had unused domestic lines of credit of $190 million pursuant to its $200 million revolving credit agreement, of which $10 million was committed to support standby letters of credit. The letters of credit are primarily used for insurance programs.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 30, 2010 is $6.6 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 3.25 to 3.75 percent applicable margin, as defined in the 2009 Credit Agreement. The quarterly facility fees paid on the unused portion ranged from 0.40 percent to 0.75 percent for 2009 and 2008. There were no short-term borrowings during 2009 or 2008. The amounts paid prior to March 20, 2009 relate to the predecessor credit agreement. Interest expense, including facility fees, related to the revolving credit facility was $3 million and $2 million in 2009 and 2008, respectively.

13.	Long-Term Debt

The Company’s long-term debt reflects the Company’s 8.50 percent debentures payable in 2022. The Company has historically employed various interest rate swaps to minimize its exposure to interest rate fluctuations. During the first quarter of 2009, the Company terminated the interest rate swaps for a gain of $19 million. The gain is being amortized as part of interest expense over the remaining term of the debt, using the effective-yield method. This amortization totaled $1 million in 2009.

The Company’s long term debt was $138 million and $142 million for the years ended January 30, 2010 and January 31, 2009, respectively. During 2009, the Company purchased and retired $3 million of its 8.50 percent debentures. Interest expense related to long-term debt, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs, was $9 million in each of 2009 and 2008, and $18 million in 2007.

14.	Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs totaled $138 million, $147 million, and $151 million in 2009, 2008 and 2007, respectively. Included in the amounts below, are non-store expenses that totaled $15 million in both 2009 and 2008 and $16 million in 2007.

	2009	2008	2007
	(in millions)
Minimum rent	$514	$527	$521
Contingent rent based on sales	14	14	17
Sublease income	(2)	(2)	(1)
	$526	$539	$537

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2010	$487
2011	441
2012	380
2013	312
2014	261
Thereafter	669
Total operating lease commitments	$2,550
15.	Other Liabilities

	2009	2008
	(in millions)
Pension benefits	$101	$183
Straight-line rent liability	101	98
Income taxes	29	30
Fair value of derivatives	24	24
Workers’ compensation and general liability reserves	12	13
Postretirement benefits	11	11
Reserve for discontinued operations	8	10
Deferred taxes	—	12
Other	11	12
	$297	$393
16.	Discontinued Operations

In 1997, the Company exited its Domestic General Merchandise segment. In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In 2001, the Company discontinued its Northern Group segment. The remaining reserve balances at January 30, 2010 primarily represent lease obligations, of which $2 million is expected to be utilized within twelve months and the remaining $8 million thereafter. The balances at January 31, 2009 totaled $12 million, of which $2 million was classified as current and $10 million was classified as non current. The majority of the reserve balance relates to the Domestic General Merchandise segment as the leases extend many years.

17.	Income Taxes

Following are the domestic and international components of pre-tax income (loss) from continuing operations:

	2009	2008	2007
	(in millions)
Domestic	$(23)	$(174)	$(131)
International	96	74	81
Total pre-tax income (loss)	$73	$(100)	$(50)

The income tax provision (benefit) consists of the following:

	2009	2008	2007
	(in millions)
Current:
Federal	$(6)	$2	$(3)
State and local	—	3	(4)
International	30	18	43
Total current tax provision	24	23	36
Deferred:
Federal	(3)	(42)	(52)
State and local	—	(6)	1
International	5	4	(78)
Total deferred tax provision (benefit)	2	(44)	(129)
Total income tax provision (benefit)	$26	$(21)	$(93)

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $599 million and $511 million at January 30, 2010, and January 31, 2009, respectively. Determination of the amount of the deferred tax liability, if any, related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income (loss) from continuing operations is as follows:

	2009	2008	2007
Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.2	(6.6)	(11.0)
International income taxed at varying rates	1.3	(2.1)	7.5
Foreign tax credits	(7.4)	(5.3)	(53.1)
Increase (decrease) in valuation allowance	—	0.2	(120.0)
Domestic/foreign tax settlements	(2.8)	(2.2)	—
Tax exempt obligations	—	—	(3.7)
Federal tax credits	(2.0)	(1.2)	(1.6)
Foreign dividends and gross-up	—	—	25.4
Non-deductible impairment charges	—	26.9	—
Canadian tax rate changes	6.0	0.4	—
Other, net	5.7	4.1	4.5
Effective income tax rate	36.0%	(20.8)%	(187.0)%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2009	2008
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$106	$37
Employee benefits	66	102
Reserve for discontinued operations	4	5
Repositioning and restructuring reserves	1	1
Property and equipment	177	184
Allowance for returns and doubtful accounts	1	1
Straight-line rent	27	25
Goodwill	23	25
Other	32	28
Total deferred tax assets	437	408
Valuation allowance	(12)	(13)
Total deferred tax assets, net	425	395
Deferred tax liabilities:
Inventories	46	22
Other	5	8
Total deferred tax liabilities	51	30
Net deferred tax asset	$374	$365
Balance Sheet caption reported in:
Deferred taxes	$362	$358
Other current assets	17	29
Other current liabilities	(5)	(10)
Other liabilities	—	(12)
	$374	$365

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2008. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2009, which is expected to conclude during 2010. The Company has started the CAP for 2010. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

As of January 30, 2010, the Company has a valuation allowance of $12 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from a capital loss associated with the 2008 impairment of the Northern Group note receivable, state tax loss carryforwards, and state tax credits. A full valuation allowance is required for the capital loss because the Company does not anticipate recognizing sufficient capital gains to utilize this loss. The valuation allowance for state tax loss carryforwards decreased principally due to anticipated expirations of those losses.

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s three-year strategic plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 30, 2010. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 30, 2010, the Company has a current year net operating loss with a potential benefit of $38 million, which may be carried back up to five years or carried forward twenty years; and has federal tax credit carryforwards totaling $36 million that expire between 2017 and 2029. The Company also has state operating loss carryforwards with a potential tax benefit of $22 million that expire between 2010 and 2029. The Company will have, when recognized, a capital loss with a potential benefit of $5 million arising from a note receivable. This loss will carryforward for 5 years after recognition. The Company has U.S. state and Canadian provincial credit carryforwards that total $3 million, expiring between 2010 and 2022. The Company has international operating loss carryforwards with a potential tax benefit of $2 million, expiring between 2010 and 2028.

The Company had $58 million of gross unrecognized tax benefits and $55 million of net unrecognized tax benefits, as of February 1, 2009. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest expense in each of 2009, 2008, and 2007. The total amount of accrued interest and penalties was $5 million in 2009 and $4 million in 2008.

The following table summarizes the activity related to unrecognized tax benefits:

(in millions)
Balance as of February 1, 2009	$58
Foreign currency translation adjustments	6
Increases related to current year tax positions	4
Increases related to prior period tax positions	4
Decreases related to prior period tax positions	(2)
Settlements	—
Lapse of statute of limitations	—
Balance as of January 30, 2010	$70

Of the unrecognized tax benefits, $68 million would, if recognized, affect the Company’s annual effective tax rate. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution of these issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

18.	Financial Instruments and Risk Management

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 19, “Fair Value Measurements.”

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

Cash Flow Hedges

The primary currencies to which the Company is exposed are the euro, the British pound, the Canadian dollar, and the Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The change in AOCL related to such contracts was a decrease of $3 million for the year ended January 30, 2010 and a $1 million increase in AOCL for the year ended January 31, 2009. Cost of sales was reduced by approximately $2 million for both 2009 and 2008 as a result of settling these derivative contracts. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

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

The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet decreased shareholders’ equity by $15 million, $15 million and $20 million, net of tax at January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The effect on the Consolidated Statements of Operations related to the net investment hedges was not significant for the year ended January 30, 2010, represented $3 million of expense for 2008, and represented $1 million of income for 2007.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Consolidated Statements of Operations was not significant and was $4 million of income for the years ended January 30, 2010 and January 31, 2009, respectively, and was not significant for the year ended February 2, 2008. The notional value of the option currency contract outstanding at January 30, 2010 was $8 million.

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

The Company enters into monthly diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at January 30, 2010 was $4 million and these contracts extend through November 2010. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

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

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	2009		2008
(in millions)	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Hedging Instruments:
Forward foreign exchange contracts	Current assets	$—	Current assets	$3
Interest rate swaps	Non current assets	—	Non current assets	19
Total		$—		$22
Non Hedging Instruments:
Forward foreign exchange contracts	Current assets	$1	Current assets	$2
European cross currency swap	Non current liability	(24)	Non current liability	(24)
Fuel forwards and options contracts	Non current liability	—	Non current liability	(1)
Total		$(23)		$(23)

Foreign Currency Exchange Rates

The table below presents the notional amounts and weighted-average exchange rates of foreign exchange forward contracts outstanding at January 30, 2010.

	Contract Value (U.S. in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$30	.8664
Buy US/Sell €	9	.6864
Intercompany
Buy €/Sell British £	$21	.8674
Buy US/Sell CAD$	7	1.0376

Interest Rate Risk Management

The Company historically has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. On March 20, 2009, the Company terminated its interest rate swaps for a gain of $19 million. This gain will be amortized as part of interest expense over the remaining term of the debt using the effective-yield method. The amount amortized during 2009 was $1 million.

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company’s business. The Company operates in 21 countries and purchased approximately 82 percent of its merchandise in 2009 from its top 5 vendors. In 2009, the Company purchased approximately 68 percent of its athletic merchandise from one major vendor and approximately 8 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchase 46 to 85 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet at January 30, 2010, are the net assets of the Company’s European operations, which total $658 million and which are located in 17 countries, 11 of which have adopted the euro as their functional currency.

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $138 million and $127 million, respectively, at January 30, 2010 and $142 million and $120 million, respectively, at January 31, 2009. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value due to the short-term nature of these assets and liabilities.

19.	Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$7	$7
Auction rate security	—	5	—	5
Forward foreign exchange contracts	—	1	—	1
Total Assets	$—	$6	$7	$13
Liabilities
European net investment hedge	—	24	—	24
Total Liabilities	$—	$24	$—	$24

	As of January 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$23	$23
Auction rate security	—	2	—	2
Forward foreign exchange contracts	—	5	—	5
Interest rate swaps	—	19	—	19
Total Assets	$—	$26	$23	$49
Liabilities
Forward foreign exchange contracts	—	1	—	1
European net investment hedge	—	24	—	24
Total Liabilities	$—	$25	$—	$25

The Company’s Level 3 asset represents the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund classified as a short-term investment on the Company’s Consolidated Balance Sheets. The Company assesses the fair value of its investment in the Fund, which includes an impairment evaluation, on a quarterly basis, through a review of the underlying securities within the Fund. For the year ended January 31, 2009, the Company recorded an other-than-temporary impairment charge of $3 million, incorporating the valuation at zero for the Lehman Brothers debt securities. The Company did not record any additional other-than-temporary impairments on the fund for the year ended January 30, 2010. Changes in market conditions and the method and timing of the liquidation process of the Fund could result in further adjustments to the fair value and classification of this investment in future periods. The Fund was not in a continuous unrealized loss position for greater than twelve months at January 30, 2010.

At January 30, 2010, the Company held a preferred stock auction rate security with a face value of $7 million, which has experienced failed auctions due to the liquidity issues experienced in the global credit and capital markets. The security continues to earn and pay interest based on the stated terms. The Company classifies the security as long-term available-for-sale and reports the security at fair value as a component of other assets on the Company’s Consolidated Balance Sheets. The Company evaluates the security for other-than-temporary impairments at each reporting period. The security is considered temporarily impaired at January 30, 2010 with a cumulative unrealized loss of $2 million reflected in accumulated other comprehensive loss in the Company’s Consolidated Statement of Comprehensive Loss. The Company has the intent and the ability to hold the security until future auctions are successful.

The Company’s derivative financial instruments are valued using observable market-based inputs to industry valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility obtained from various market sources.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the year ended January 30, 2010:

(in millions)	Level 3
Balance at January 31, 2009	$23
Redemptions received from the Fund	(16)
Balance at January 30, 2010	$7

The following table provides a summary of the Company’s recognized assets that are measured at fair value on a non-recurring basis for the year ended January 30, 2010:

(in millions)	Level 1	Level 2	Level 3
Assets
Long-lived assets held and used	$—	$—	$71

For the year ended January 30, 2010, long-lived assets held and used with a carrying amount of $107 million were written down to their fair value of $71 million, resulting in an impairment charge of $36 million, which was included in earnings for the period. See Note 3, “Impairment and Other Charges,” for further discussion.

20.	Retirement Plans and Other Benefits

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status and amounts recognized in the Consolidated Balance Sheets, measured at January 30, 2010 and January 31, 2009:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$604	$649	$12	$10
Service cost	11	10	—	—
Interest cost	36	36	1	1
Plan participants’ contributions	—	—	3	4
Actuarial loss (gain)	49	(15)	—	(2)
Foreign currency translation adjustments	12	(18)	—	—
Plan amendment	—	—	1	3
Benefits paid	(58)	(58)	(4)	(4)
Benefit obligation at end of year	$654	$604	$13	$12
Change in plan assets
Fair value of plan assets at beginning of year	$418	$611
Actual return on plan assets	76	(127)
Employer contributions	103	8
Foreign currency translation adjustments	11	(16)
Benefits paid	(58)	(58)
Fair value of plan assets at end of year	$550	$418
Funded status	$(104)	$(186)	$(13)	$(12)
Balance Sheet caption reported in:
Accrued and other liabilities	(3)	(3)	(2)	(1)
Other liabilities	(101)	(183)	(11)	(11)
	$(104)	$(186)	$(13)	$(12)

Amounts recognized in accumulated other comprehensive loss consists of:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Net loss (gain)	$457	$448	$(35)	$(41)
Prior service cost (credit)	1	2	(1)	(3)
	$458	$450	$(36)	$(44)

As of January 31, 2009, the accumulated benefit obligation exceeded plan assets for all plans, whereas, as of January 30, 2010, the Canadian qualified pension plan’s assets equaled its accumulated benefit obligation. Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2009	2008
	(in millions)
Projected benefit obligation	$569	$604
Accumulated benefit obligation	569	603
Fair value of plan assets	465	418

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost	$11	$10	$10	$—	$—	$—
Interest cost	36	36	36	1	1	—
Expected return on plan assets	(43)	(53)	(56)	—	—	—
Amortization of prior service cost (benefit)	1	1	1	—	—	(1)
Amortization of net loss (gain)	13	11	11	(7)	(8)	(8)
Net benefit expense (income)	$18	$5	$2	$(6)	$(7)	$(9)

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 30, 2010:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$448	$(41)
Amortization of net (loss) gain	(13)	7
Loss (gain) arising during the year	15	(1)
Foreign currency translation adjustments	7	—
Net actuarial loss (gain) at end of year(1)	$457	$(35)
Net prior service cost (benefit) at beginning of year	$2	$(3)
Amortization of prior service cost	(1)	—
Loss arising during the year	—	2
Net prior service cost (benefit) at end of year	$1	$(1)
Total amount recognized	$458	$(36)

(1)	The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $18 million and $(6) million related to the pension and postretirement plans, respectively.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.25%	6.22%	4.90%	6.20%
Rate of compensation increase	3.67%	3.72%

The following weighted-average assumptions were used to determine net benefit cost:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.22%	5.88%	5.66%	6.20%	6.10%	5.80%
Rate of compensation increase	3.67%	3.72%	3.75%
Expected long-term rate of return on assets	7.63%	8.17%	8.85%

Beginning with 2001, new retirees were charged the expected full cost of the medical plan and then-existing retirees will incur 100 percent of the expected future increases in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income, since retirees will incur 100 percent of such expected future increase. In addition, the Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and certain other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 30, 2010 was approximately $5 million. A one hundred basis point change in the health care cost trend rates assumed would increase or decrease the accumulated projected benefit obligation by approximately $1 million.

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

Plan Assets

During 2009, the Company changed the target composition of its U.S. plan assets from 65 percent equity and 35 percent fixed income securities to 50 percent equity and 50 percent fixed income. On January 29, 2010, the Company contributed $60 million to the U.S. plan. This contribution was allocated to fixed income securities as the Company migrated to its new target composition. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This change will reduce future volatility with regard to the funded status of the plan. This change will, however, result in higher pension expense due to the lower long-term rate of return associated with fixed income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy seeks to utilize asset classes with differing rates of return, volatility, and correlation in order to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

In late January 2008, the Company modified the actual asset allocation for its Canadian pension plan. Effective with the beginning of 2008, the target allocation for the Canadian plan is 95 percent debt securities and 5 percent equity. The Company believes that plan assets are invested in a prudent manner with the same overall objective and investment strategy as noted above for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This change will reduce future volatility with regard to the funded status of the plan. This change has resulted in higher pension expense due to the lower long-term rate of return associated with fixed-income securities.

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. security exchanges are valued at closing market prices on the measurement date.

Investments in real estate are carried at their estimated fair value based on information supplied by independent appraisers whereby each property is independently appraised and adjusted accordingly at least once within a five-year period. The Company’s management reviews the fair value of each property during the intervening years to determine whether an impairment has occurred since receiving the latest independent appraisal and that no change is required to the fair value.

The fair values of the Company’s U.S. pension plan assets at January 30, 2010 are as follows:

(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$5	$—	$5
Equity securities:
U.S. large-cap(a)	—	110	—	110
U.S. mid-cap(a)	—	36	—	36
International(b)	—	62	—	62
Corporate stock(c)	17	—	—	17
Fixed income securities:
Long duration corporate and government bonds(d)	—	200	—	200
Intermediate duration corporate and government bonds(e)	—	27	—	27
Other types of investments:
Real estate	—	—	7	7
Insurance contracts	—	1	—	1
Total assets at fair value	$17	$441	$7	$465

(a)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(b)	This category comprises two managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(c)	This category consists of common and preferred stock issued by U.S. and non-U.S. corporations, including $4 million invested in the Company’s common stock.
(d)	This category consists of various fixed income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(e)	This category consists of a fixed income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclays Capital U.S. Intermediate Credit Index.

The fair values of the Company’s Canadian pension plan assets at January 30, 2010 are as follows:

(in millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Canadian equity securities(a)	$—	$7	$—	$7
Debt securities:
Cash matched bonds(b)	—	78	—	78
Total assets at fair value	$—	$85	$—	$85

(a)	This category comprises a mutual fund that invests in a diverse portfolio of Canadian equity securities, and convertible bonds.
(b)	This category consists of fixed income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2009, and there was no activity within the U.S. pension plan’s real estate investments classified as Level 3 for the year ended January 30, 2010.

During 2009 the Company made contributions of $97 million and $3 million to its U.S. and Canadian plans, respectively. In accordance with the Pension Protection Act, the Company contributed to its U.S. pension plan amounts in excess of the minimum requirements. The Company contributed approximately $2 million to its Canadian pension plan in February 2010. The Company continuously evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance for the balance of the year and statutory or regulatory changes that may occur, if any.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2010	$70	$2
2011	61	1
2012	59	1
2013	57	1
2014	55	1
2015–2019	253	4

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

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165 (e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 40 percent and $9,000 as of January 1, 2010, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution was $2.7 million, $2.2 million, and $1.8 million in 2009, 2008, and 2007, respectively.

21.	Share-Based Compensation

Stock Options

On May 30, 2007, the Company’s shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”). Upon approval of the 2007 Stock Plan, the Company stated it would no longer grant stock awards under the 2003 Stock Option and Award Plan (the “2003 Stock Option Plan”), the 1998 Stock Option and Award Plan (the “1998 Plan”), and the 2002 Foot Locker Directors’ Stock Plan (the “2002 Directors’ Plan”), although awards previously made under those plans and outstanding on May 30, 2007 continue in effect governed by the provisions of those plans.

Under the 2007 Stock Plan, stock options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. The maximum number of shares of stock reserved for all awards under the 2007 Stock Plan is 6,000,000. The number of shares reserved for issuance as restricted stock and other stock-based awards cannot exceed 1,500,000 shares. The options terminate up to ten years from the date of grant.

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

Employee Stock Purchase Plan

Under the Company’s 2003 Employee Stock Purchase Plan (the “2003 Employee Stock Purchase Plan”), participating employees are able to contribute up to 10 percent of their annual compensation through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2003 Employee Stock Purchase Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 604 participating employees purchased 125,992 shares in 2009, and 587 participating employees purchased 96,800 shares in 2008. To date, a total of 663,717 shares have been purchased under this plan.

Total compensation expense related to the Company’s share based compensation plans was $12.1 million, $8.6 million and $10.4 million for 2009, 2008 and 2007 respectively. The total related tax benefit for 2009 and 2008 was not significant and was $1.0 million for 2007.

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The Company estimates the expected term of share-based awards granted using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior. The expected term for the Company’s employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. The Company estimates pre-vesting option forfeitures at the time of grant and periodically revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Weighted-average risk free rate of interest	1.93%	2.43%	4.43%	1.74%	4.16%	5.00%
Expected volatility	53%	37%	28%	39%	27%	22%
Weighted-average expected award life	4.6 years	4.6 years	4.2 years	1.0 year	1.0 year	1.0 year
Dividend yield	6.0%	5.1%	2.3%	4.4%	2.8%	2.0%
Weighted-average fair value	$2.89	$2.49	$5.28	$4.17	$7.80	$4.96

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2009		2008		2007
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	6,080	$18.64	5,977	$19.57	6,048	$19.15
Granted	1,521	$10.02	588	$11.73	778	$22.38
Exercised	(181)	$8.76	(81)	$9.76	(474)	$15.29
Expired or cancelled	(418)	$21.03	(404)	$24.12	(375)	$23.99
Options outstanding at end of year	7,002	$16.88	6,080	$18.64	5,977	$19.57
Options exercisable at end of year	5,084	$18.85	4,812	$18.89	4,530	$18.27
Options available for future grant at end of year	2,214		4,890		5,804

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for 2009, 2008 and 2007 was $0.4 million, $0.2 million and $2.7 million, respectively. The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of January 30, 2010 was $2.4 million and $0.7 million, respectively. The Company received $1.6 million in cash from option exercises for the year ended January 30, 2010. The tax benefit realized by the Company on stock option exercises for the year ended January 30, 2010 was not significant. Compensation expense related to the Company’s stock options and employee stock purchase plan was $3.8 million, $3.5 million and $4.5 million for 2009, 2008, and 2007, respectively.

The following table summarizes information about stock options outstanding and exercisable at January 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share)
$9.51 to $10.10	1,486	9.25	$10.00	145	$9.95
$10.22 to $11.91	1,682	4.08	$11.29	1,340	$11.25
$12.30 to $23.42	1,868	4.16	$18.09	1,634	$17.61
$23.59 to $27.01	1,483	5.02	$24.95	1,482	$24.95
$27.10 to $28.50	483	4.87	$28.08	483	$28.08
$9.51 to $28.50	7,002	5.45	$16.88	5,084	$18.85

Changes in the Company’s nonvested options at January 30, 2010 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at February 1, 2009	1,268	$17.71
Granted	1,521	10.02
Vested	(453)	14.36
Expired or Cancelled	(418)	21.03
Nonvested at January 30, 2010	1,918	11.67

The weighted-average grant date fair value per share for options granted during 2009, 2008, and 2007 was $10.02, $11.73 and $22.38, respectively. As of January 30, 2010, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1 year.

Restricted Stock and Units

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2009, 2008 and 2007, there were 227,000, 87,500 and 90,000 restricted stock units outstanding, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted share and unit activity for the years ended January 30, 2010, January 31, 2009, and February 2, 2008 is summarized as follows:

	Number of Shares and Units
	2009	2008	2007
	(in thousands)
Outstanding at beginning of year	844	810	537
Granted	1,115	243	583
Vested	(279)	(109)	(285)
Cancelled or forfeited	—	(100)	(25)
Outstanding at end of year	1,680	844	810
Aggregate value (in millions)	$22.6	$16.7	$19.0
Weighted-average remaining contractual life	1.50 years	1.28 years	1.77 years

The weighted-average grant-date fair value per share was $9.90, $11.79 and $22.95 for 2009, 2008, and 2007, respectively. The total fair value of awards for which restrictions lapsed was $5.2 million, $2.7 million and $7.3 million for 2009, 2008 and 2007 respectively. At January 30, 2010, there was $8.0 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards. The Company recorded compensation expense related to restricted shares, net of estimated forfeitures, of $8.3 million, $5.1 million and $5.6 million for 2009, 2008 and 2007, respectively.

22.	Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or disposed of by the Company in past years. These legal proceedings include commercial, intellectual property, customer, and labor-and-employment-related claims.

Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning classification of employees as exempt or nonexempt, unpaid overtime, meal and rest breaks, and uniforms. In Pereira v. Foot Locker (United States District Court, E.D. Pennsylvania), one of the class actions, plaintiff alleged that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act. In September 2009, the court conditionally certified a nationwide collective action.

Management does not believe that the outcome of any such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

23.	Commitments

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

24.	Shareholder Information and Market Prices (Unaudited)

Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the boerse-stuttgart stock exchange in Germany and the Elektronische Borse Schweiz (EBS) stock exchange in Switzerland. In addition, the stock is traded on the Cincinnati stock exchange. At January 30, 2010, the Company had 20,480 shareholders of record owning 156,540,788 common shares. During 2009 and 2008, the Company declared dividends of $0.15 per share during each of the quarters.

The following table sets forth, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2009		2008
	High	Low	High	Low
Common Stock
Quarter
1stQ	$12.29	$7.09	$13.90	$10.39
2ndQ	12.95	9.38	15.43	11.40
3rdQ	12.31	9.91	18.19	10.12
4thQ	12.55	9.46	14.79	3.65

25.	Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2009	$1,216	1,099	1,214	1,325		4,854
2008	1,309	1,302	1,309	1,317		5,237
Gross margin(a)
2009	$356	280	329	367	(b)	1,332
2008	366	361	355	378		1,460
Operating profit (loss)(c)
2009	$50	—	(10)	40		80
2008	16	28	33	(180	)(d)	(103)
Income (loss) from continuing operations
2009	$31	(1)	(6)	23	(e)	47
2008	3	18	24	(124)		(79)
Net income (loss)
2009	$31	—	(6)	23		48
2008	3	18	24	(125)		(80)
Basic earnings (loss) per share:
2009
Income (loss) from continuing operations	$0.20	—	(0.04)	0.14		0.30
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.20	—	(0.04)	0.14		0.30
2008
Income (loss) from continuing operations	$0.02	0.11	0.16	(0.81)		(0.52)
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.02	0.11	0.16	(0.81)		(0.52)
Diluted earnings (loss) per share:
2009
Income (loss) from continuing operations	$0.20	—	(0.04)	0.14		0.30
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.20	—	(0.04)	0.14		0.30
2008
Income (loss) from continuing operations	$0.02	0.11	0.16	(0.81)		(0.52)
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.02	0.11	0.16	(0.81)		(0.52)

(a)	Gross margin represents sales less cost of sales.
(b)	Included in the results for the fourth quarter of 2009 is an inventory reserve charge of $14 million for certain aged apparel.
(c)	Operating profit (loss) represents income (loss) from continuing operations before income taxes, interest expense, net and non-operating income.
(d)	During the fourth quarter of 2008, the Company recorded $236 million in impairment charges representing $67 million of store long-lived assets and $169 million of goodwill and other intangibles.
(e)	During the fourth quarter of 2009, the Company recorded a charge of $4 million to reflect the write-down of certain Canadian deferred tax assets as a result of certain Canadian provincial rate reductions enacted during the quarter.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2009	2008	2007	2006(1)	2005
($ in millions, except per share amounts)
Summary of Continuing Operations
Sales	$4,854	5,237	5,437	5,750	5,653
Gross margin	1,332	1,460	1,420	1,736	1,709
Selling, general and administrative expenses	1,099	1,174	1,176	1,163	1,129
Impairment and other charges	41	259	128	17	—
Depreciation and amortization	112	130	166	175	171
Interest expense, net	10	5	1	3	10
Other income	(3)	(8)	(1)	(14)	(6)
Income (loss) from continuing operations	47	(79)	43	247	263
Cumulative effect of accounting change(2)	—	—	—	1	—
Basic earnings per share from continuing operations	0.30	(0.52)	0.29	1.59	1.70
Basic earnings per share from cumulative effect of accounting change	—	—	—	0.01	—
Diluted earnings per share from continuing operations	0.30	(0.52)	0.28	1.58	1.67
Diluted earnings per share from cumulative effect of accounting change	—	—	—	—	—
Common stock dividends declared per share	0.60	0.60	0.50	0.40	0.32
Weighted-average common shares outstanding (in millions)	156.0	154.0	154.0	155.0	155.1
Weighted-average common shares outstanding assuming dilution (in millions)	156.3	154.0	155.6	156.8	157.6
Financial Condition
Cash, cash equivalents and short-term investments	$589	408	493	470	587
Merchandise inventories	1,037	1,120	1,281	1,303	1,254
Property and equipment, net	387	432	521	654	675
Total assets	2,816	2,877	3,243	3,249	3,312
Long-term debt and obligations under capital leases	138	142	221	234	326
Total shareholders’ equity	1,948	1,924	2,261	2,295	2,027
Financial Ratios
Return on equity (ROE)	2.4%	(3.8)	1.6	11.5	13.6
Operating (loss) profit margin	1.6%	(2.0)	(0.9)	6.6	7.2
Income (loss) from continuing operations as a percentage of sales	1.0%	(1.5)	0.8	4.3	4.7
Net debt capitalization percent(3)	43.0%	46.7	45.1	44.4	45.2
Current ratio	4.1	4.2	4.0	3.9	2.8
Other Data
Capital expenditures	$89	146	148	165	155
Number of stores at year end	3,500	3,641	3,785	3,942	3,921
Total selling square footage at year end (in millions)	7.74	8.09	8.50	8.74	8.71
Total gross square footage at year end (in millions)	12.96	13.50	14.12	14.55	14.48

(1)	2006 represents the 53 weeks ended February 3, 2007.
(2)	2006 relates to the adoption of authoritative accounting guidance for share-based compensation.
(3)	Represents total debt, net of cash, cash equivalents and short-term investments and includes the effect of interest rate swaps. The effect of interest rate swaps increased/(decreased) debt by $18 million, $19 million, $4 million, $(4) million, and $(1) million, at January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007, and January 28, 2006, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 30, 2010. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2009, management identified a material weakness pertaining to our internal control over financial reporting. Management developed a remediation plan to strengthen our internal control over financial reporting relating to accounting for income taxes. A remediation plan was implemented during 2009 to remediate the material weakness, which included the following actions:

•	We improved the documentation of the income tax provision process and instituted a more formalized review process.
•	We accelerated the timing of certain tax preparation and review activities during the financial statement closing.
•	We automated many parts of the income tax provision process thereby eliminating various manual spreadsheets. Additionally, we implemented a software tool to assist in the calculation of the consolidated income tax provision.
•	We hired various tax professionals who are experienced in accounting for income taxes.

To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 30, 2010, and our report dated March 29, 2010, expressed an unqualified opinion on these consolidated financial statements.

New York, New York
March 29, 2010

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 70 through 73. The exhibits filed with this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By: Ken C. Hicks Chairman of the Board, President and Chief Executive Officer
Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2010, by the following persons on behalf of the Company and in the capacities indicated.

Ken C. Hicks Chairman of the Board, President and Chief Executive Officer	Robert W. McHugh Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ JAMES E. PRESTON James E. Preston Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ DONA D. YOUNG Dona D. Young Director
/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED
BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE
WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009 filed by the Registrant with the SEC on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).
10.8	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended January 31, 2009, filed by the Registrant with the SEC on March 30, 2009 (the “2008 Form 10-K”)).
10.9	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 26, 2008 filed by the Registrant on April 1, 2008).
10.10	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.11	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.12	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.13	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.14	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to May 5, 2001 Form 10-Q).
10.15	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.16	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).
10.17	Employment Agreement with Matthew D. Serra dated as of December 12, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 12, 2008 filed by the Registrant with the SEC on December 18, 2008 (the “December 12, 2008 Form 8-K”)).
10.18	Amendment to Employment Agreement with Matthew D. Serra dated June 25, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 24, 2009 filed by the Registrant with the SEC on June 26, 2009 (the “June 26, 2009 Form 8-K”)).
10.19	Employment Agreement with Ken C. Hicks dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the June 26, 2009 Form 8-K).
10.20	Employment Agreement with Ronald J. Halls dated June 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 30, 2009 filed by the Registrant with the SEC on July 1, 2009).

Exhibit No. in Item 601 of Regulation S-K	Description
10.21	Amendment of Restricted Stock Agreement for Matthew D. Serra dated October 6, 2006 (incorporated herein by reference to Exhibit 10.2 to the October 10, 2006 Form 8-K).
10.22	Restricted Stock Agreement with Matthew D. Serra dated as of February 9, 2005 (incorporated herein by reference to Exhibit 10.2 to the February 9, 2005 Form 8-K).
10.23	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).
10.24	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the 2008 Form 10-K).
10.25	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K).
10.26	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).
10.27	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.28	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).
10.29	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.30	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.31	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.32	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).
10.33	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.34	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.35	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.36	Foot Locker 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2007 filed by the Registrant with the SEC on June 5, 2007).
10.37	Credit Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 20, 2009 filed by the Registrant with the SEC on December 7, 2009).

Exhibit No. in Item 601 of Regulation S-K	Description
10.38	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009).
10.39	Security Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009 and Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Registrant with the SEC on May 21, 2009).
10.40	Ken C. Hicks bonus waiver letter (incorporated herein by reference to the Current Report on Form 8-K filed by the Registrant with the SEC on March 29, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Exhibits filed with this Form 10-K