Form 10-Q
period 2010-05-01
FOOT LOCKER INC
filed 2010-06-09
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark
One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 1, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-10299

FOOT LOCKER, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	13-3513936
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 West 34th Street, New York, New York, 10120
(Address of Principal Executive Offices, Zip Code)

(212-720-3700)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

Number of shares of Common Stock outstanding at May 29, 2010: 156,206,118

FOOT LOCKER, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	May 1,	May 2,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$609	$408	$582
Short-term investments	7	23	7
Merchandise inventories	1,146	1,237	1,037
Other current assets	169	212	146
	1,931	1,880	1,772
Property and equipment, net	378	429	387
Deferred taxes	358	353	362
Goodwill	144	144	145
Other intangibles and other assets	149	163	150
	$2,960	$2,969	$2,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$359	$292	$215
Accrued expenses and other current liabilities	213	201	218
	572	493	433
Long-term debt	137	142	138
Other liabilities	301	383	297
	1,010	1,018	868
Shareholders’ equity
Common stock and paid-in capital: 161,694,829, 160,400,218 and 161,267,025 shares, respectively	716	697	709
Retained earnings	1,565	1,589	1,535
Accumulated other comprehensive loss	(216)	(232)	(193)
Less: Treasury stock at cost: 5,575,436, 4,709,020, and 4,726,237 shares, respectively	(115)	(103)	(103)
Total shareholders’ equity	1,950	1,951	1,948
	$2,960	$2,969	$2,816

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 30, 2010 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen-weeks ended
	May 1,	May 2,
	2010	2009
Sales	$1,281	$1,216
Costs and Expenses
Cost of sales	888	860
Selling, general and administrative expenses	280	278
Depreciation and amortization	26	28
Interest expense, net	3	2
Other income, net	—	(1)
	1,197	1,167

Income before income taxes	84	49
Income tax expense	30	18
Net income	$54	$31

Basic earnings per share:
Net income	$0.35	$0.20
Weighted-average common shares outstanding	156.5	155.3

Diluted earnings per share:
Net income	$0.34	$0.20
Weighted-average common shares assuming dilution	157.3	155.5

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
 (in millions)

	Thirteen-weeks ended
	May 1,	May 2,
	2010	2009
Net income	$54	$31
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	(23)	15
Pension and postretirement plan adjustments	2	1
Change in fair value of derivatives	—	(1)
Comprehensive income	$33	$46

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Thirteen-weeks ended
	May 1,	May 2,
	2010	2009
From Operating Activities:
Net income	$54	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	28
Share-based compensation expense	3	2
Change in assets and liabilities:
Merchandise inventories	(116)	(110)
Accounts payable	145	103
Other accruals	3	(30)
Qualified pension plan contributions	(2)	(11)
Gain on termination of interest rate swaps	—	19
Other, net	(17)	35
Net cash provided by operating activities	96	67

From Investing Activities:
Capital expenditures	(25)	(26)
Net cash used in investing activities	(25)	(26)

From Financing Activities:
Purchase of treasury stock	(8)	—
Issuance of common stock	1	—
Dividends paid	(24)	(23)
Net cash used in financing activities	(31)	(23)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(13)	5
Net change in Cash and Cash Equivalents	27	23
Cash and Cash Equivalents at beginning of year	582	385
Cash and Cash Equivalents at end of interim period	$609	$408

Cash paid during the period:
Interest	$—	$1
Income taxes	$17	$7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 29, 2011 and of the fiscal year ended January 30, 2010. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The annual review of goodwill and assets with indefinite lives during the first quarters of 2010 and 2009 did not result in any impairment charges. The following table provides a summary of goodwill by reportable segment.  The change represents foreign exchange fluctuations.

	May 1,	May 2,	January 30,
Goodwill (in millions)	2010	2009	2010
Athletic Stores	$17	$17	$18
Direct-to-Customers	127	127	127
	$144	$144	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 1, 2010			May 2, 2009			January 30, 2010
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$175	$(139)	$36	$175	$(128)	$47	$184	$(143)	$41

Trademark	20	(6)	14	20	(5)	15	20	(6)	14

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(8)	1	9	(7)	2	9	(8)	1

CCS customer relationships	21	(6)	15	21	(2)	19	21	(5)	16

Total finite life intangible assets	226	(160)	66	226	(143)	83	235	(163)	72

	May 1, 2010			May 2, 2009			January 30, 2010
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	2	—	2	2	—	2
CCS trade-name	25	—	25	25	—	25	25	—	25

Total indefinite life intangible assets	27	—	27	27	—	27	27	—	27

Total other intangible assets	$253	$(160)	$93	$253	$(143)	$110	$262	$(163)	$99

The weighted-average amortization period as of May 1, 2010 was 11.8 years. Amortization expense was $5 million for each of the thirteen week periods ended May 1, 2010 and May 2, 2009.  Estimated amortization expense for finite life intangible assets is expected to approximate $13 million for the remainder of 2010, $16 million for 2011, $13 million for 2012, $9 million for 2013 and $3 million for 2014. The change in the net value of the intangible assets for the thirteen week period ended May 1, 2010 reflects amortization of $5 million, the effect of the weakening euro as compared with the U.S. dollar of $2 million, partially offset by additions of $1 million.

3. Financial Instruments

     The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.  As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument.  Additional information is contained within Note 9, Fair Value Measurements.

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

Cash Flow Hedges
     The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months. The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was not significant for the thirteen-weeks ended May 1, 2010 and was $1 million for the thirteen-weeks ended May 2, 2009.

Net Investment Hedges
The Company has numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign exchange-rate volatility. In 2005, the Company hedged a portion of its net investment in its European subsidiaries by entering into a 10-year cross currency swap.  In 2006, the Company hedged a portion of its net investment in its Canadian subsidiaries. In 2008, the Company terminated its European and Canadian hedges.

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

The amount recorded within the foreign currency translation adjustment included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet related to the euro-denominated net investment hedge decreased shareholders’ equity by $15 million, net of tax, at May 1, 2010 and May 2, 2009. The effect on the Consolidated Statements of Operations related to the net investment hedges was not significant for the thirteen-week periods ended May 1, 2010 and May 2, 2009.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for the thirteen-week periods ended May 1, 2010 and May 2, 2009.

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

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at May 1, 2010 was $4 million and these contracts extend through November 2010. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

In 2008, the Company terminated the European net investment hedge by amending its existing cross currency swap and entering simultaneously into a new cross currency swap, thereby fixing the amount owed to the counterparty in 2015 at $24 million. During the remaining term of the agreement, the Company will remit to its counterparty interest payments based on one-month U.S. LIBOR rates on the $24 million liability. The agreement also includes a provision that may require the Company to settle this transaction in August 2010, at the option of the Company or the counterparty.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	May 1,	May 2,	January 30,
(in millions)	Caption	2010	2009	2010
Hedging Instruments:
Forward foreign exchange contracts	Current assets	$—	$1	$—
Total		$—	$1	$—

Non-Hedging Instruments:
Forward foreign exchange contracts	Current assets	$—	$1	$1
European cross currency swap	Non current liability	(24)	(24)	(24)
Total		$(24)	$(23)	$(23)

Interest Rate Risk Management

     The Company historically has employed various interest rate swaps to minimize its exposure to interest rate fluctuations. On March 20, 2009, the Company terminated its interest rate swaps for a gain of $19 million. This gain is amortized as part of interest expense over the remaining term of the debt using the effective-yield method. The amount amortized during the thirteen-weeks ended May 1, 2010 and May 2, 2009 was $1 million in each respective period.

Fair Value of Financial Instruments

     The carrying value and estimated fair value of long-term debt was $137 million and $131 million, respectively, at May 1, 2010 and $138 million and $127 million, respectively, at January 30, 2010. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:
	May 1,	May 2,	January 30,
(in millions)	2010	2009	2010
Foreign currency translation adjustments	$52	$25	$75
Cash flow hedges	—	1	—
Unrecognized pension cost and postretirement benefit	(266)	(253)	(266)
Unrealized loss on available-for-sale security	(2)	(5)	(2)
	$(216)	$(232)	$(193)

5. Earnings Per Share

      The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding as of May 1, 2010 and May 2, 2009, were as follows:

	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Weighted-average common shares outstanding	156.5	155.3
Effect of Dilution:
Stock options and awards	0.8	0.2
Weighted-average common shares assuming dilution	157.3	155.5

      Options to purchase 4.0 million and 6.4 million shares of common stock were not included in the computation for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 1, 2010, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen-weeks ended May 1, 2010 and May 2, 2009 are presented below. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.
Sales
	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Athletic Stores	$1,181	$1,118
Direct-to-Customers	100	98
Total sales	$1,281	$1,216

Operating Results
	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Athletic Stores	$101	$61
Direct-to-Customers	10	8
Division profit	111	69
Corporate expense, net	24	19
Operating profit	87	50
Other income (1)	—	(1)
Interest expense, net	3	2
Income before income taxes	$84	$49

(1)	Other income for the thirteen-weeks ended May 2, 2009 is primarily comprised of changes in fair value, realized gains and premiums paid on foreign currency option contracts and royalty income.

 7. Pension and Postretirement Plans

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension		Postretirement
	Benefits		Benefits
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Service cost	$3	$3	$—	$—
Interest cost	8	9	—	—
Expected return on plan assets	(10)	(10)	—	—
Amortization of net loss (gain)	5	3	(2)	(2)
Net benefit expense (income)	$6	$5	$(2)	$(2)

During the thirteen-weeks ended May 1, 2010 the Company made a $2 million contribution to its Canadian qualified plan.  No further pension contributions to its U.S. or Canadian qualified plans are required in 2010; however, the Company may make additional contributions to its U.S. qualified plan depending on the pension fund’s asset performance and other factors.

8. Share-Based Compensation

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

Compensation expense related to the Company’s stock option and stock purchase plans was $1.5 million and $0.7 million for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Weighted-average risk free rate of interest	2.34%	1.72%	1.14%	2.00%
Expected volatility	45%	53%	39%	39%
Weighted-average expected award life	5.0 years	4.8 years	1.0 year	1.0 year
Dividend yield	4.0%	6.0%	5.3%	4.1%
Weighted-average fair value	$4.47	$2.85	$2.26	$3.11

The information set forth in the following table covers options granted under the Company’s stock option plans for the thirteen-weeks ended May 1, 2010:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,002		$16.88
Granted	1,309		15.10
Exercised	(132)		11.08
Expired or cancelled	(99)		20.99
Options outstanding at May 1, 2010	8,080	5.71	$16.64
Options exercisable at May 1, 2010	5,625	4.09	$18.26
Options available for future grant at May 1, 2010	991

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the thirteen-weeks ended May 1, 2010 was $0.5 million and was not significant for the thirteen-weeks ended May 2, 2009. The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of May 1, 2010 was $15.3 million and $9.2 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of May 2, 2009 was $3.9 million and $1.7 million, respectively.

The cash received from option exercises for the thirteen-weeks ended May 1, 2010 and May 2, 2009 was $1.0 million and $0.1 million, respectively. The tax benefit realized from option exercises was not significant for any of the periods presented.

The following table summarizes information about stock options outstanding and exercisable at May 1, 2010:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share)
$9.51	$10.25	1,844	7.24	$10.05	925	$10.09
$10.31	$15.10	2,878	6.45	$13.45	1,355	$12.13
$15.41	$23.92	2,014	4.35	$20.66	2,001	$20.68
$24.04	$27.10	922	3.76	$25.70	922	$25.70
$28.16	$28.16	422	4.76	$28.16	422	$28.16
$9.51	$28.16	8,080	5.71	$16.64	5,625	$18.26

Changes in the Company’s nonvested options for the thirteen-weeks ended May 1, 2010 are summarized as follows:
(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 30, 2010	1,918	$11.67
Granted	1,309	15.10
Vested	(673)	12.46
Expired or cancelled	(99)	20.99
Nonvested at May 1, 2010	2,455

As of May 1, 2010, there was $6.2 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock may be awarded to certain officers and key employees of the Company. For executives outside of the United States the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of May 1, 2010, 127,500 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. These awards fully vest after the passage of time, generally three years. Restricted stock is considered outstanding at the time of grant, as the holders of restricted stock are entitled to receive dividends and have voting rights.

Restricted shares and units activity for the thirteen-weeks ended May 1, 2010 and May 2, 2009 is summarized as follows:

	Number of Shares and Units
(in thousands)	May 1, 2010	May 2, 2009
Outstanding at beginning of period	1,680	844
Granted	—	565
Vested	(432)	(39)
Cancelled or forfeited	(70)	—
Outstanding at end of period	1,178	1,370
Aggregate value (in millions)	$12.4	$21.3
Weighted-average remaining contractual life	1.76 years	1.67 years

The Company did not grant any restricted stock or unit awards during the first quarter of 2010. The weighted-average grant-date fair value per share was $9.67 for the thirteen-weeks ended May 2, 2009. The total value of awards for which restrictions lapsed during the thirteen-weeks ended May 1, 2010 and May 2, 2009 was $9.2 million and $0.9 million, respectively. As of May 1, 2010, there was $6.4 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $1.5 million and $1.7 million for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At May 1, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$7	$7
Auction rate security	—	5	—	5
Total Assets	$—	$5	$7	$12

Liabilities
European net investment hedge	$—	$24	$—	$24
Total Liabilities	$—	$24	$—	$24

	At January 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$7	$7
Auction rate security	—	5	—	5
Forward foreign exchange contracts	—	1	—	1
Total Assets	$—	$6	$7	$13

Liabilities
European net investment hedge	$—	$24	$—	$24
Total Liabilities	$—	$24	$—	$24

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

The Company’s Level 3 assets represent the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund classified in short-term investments. The Company assesses the fair value of its investment in the Fund, which includes an impairment evaluation, on a quarterly basis, through a review of the underlying securities within the Fund. There was no activity for this investment during the thirteen-weeks ended May 1, 2010.

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

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, one of the affiliates, is among the largest direct marketers in the United States.  This segment also operates websites aligned with the brand names of the retail store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At May 1, 2010, the Company operated 3,485 stores as compared with 3,500 and 3,633 stores at January 30, 2010 and May 2, 2009, respectively. During the thirteen-weeks ended May 1, 2010, the Company opened 14 stores, remodeled or relocated 42 stores and closed 29 stores.

A total of 22 franchised stores were operating at May 1, 2010 and at January 30, 2010, as compared with 19 stores at May 2, 2009. Revenue from the franchised stores was not significant for the thirteen-weeks ended May 1, 2010 and May 2, 2009. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the total Company calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, effective with the first quarter of 2010, CCS sales have been included in the computation of comparable-store sales. Division profit reflects income before income taxes, corporate expense, non-operating income and net interest expense.

The following table summarizes results by segment:
Sales
	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Athletic Stores	$1,181	$1,118
Direct-to-Customers	100	98
Total sales	$1,281	$1,216

Operating Results
	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Athletic Stores	$101	$61
Direct-to-Customers	10	8
Division profit	111	69
Corporate expense, net	24	19
Operating profit	87	50
Other income (1)	—	(1)
Interest expense, net	3	2
Income before income taxes	$84	$49

(1)	Other income for the thirteen-weeks ended May 2, 2009 is primarily comprised of changes in fair value, realized gains and premiums paid on foreign currency option contracts and royalty income.

     Sales increased by $65 million, or 5.3 percent, to $1,281 million for the thirteen-weeks ended May 1, 2010, from $1,216 million for the thirteen-weeks ended May 2, 2009. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 3.0 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 4.8 percent for the thirteen-weeks ended May 1, 2010.

     Gross margin, as a percentage of sales, increased to 30.7 percent for the thirteen-weeks ended May 1, 2010 as compared with 29.3 percent in the corresponding prior-year period. The cost of merchandise rate for the thirteen-weeks ended May 1, 2010 decreased by 80 basis points as compared with the corresponding prior-year period, reflecting a lower markdown rate as the Company was less promotional during the current quarter. For the thirteen-weeks ended May 1, 2010, the occupancy and buyers’ salary expense rate decreased 60 basis points, as a percentage of sales, as compared with the prior year thirteen-week period reflecting improved leverage. Vendor allowances were not significant for any of the periods presented.

Segment Analysis

Athletic Stores

     Athletic Stores sales increased by 5.6 percent to $1,181 million for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period of $1,118 million. Excluding the effect of foreign currency fluctuations, sales from athletic store formats increased 3.2 percent for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period. Comparable-store sales increased by 5.1 percent for the thirteen-weeks ended May 1, 2010. The increase in sales for the thirteen-weeks ended May 1, 2010 was principally a result of increased consumer demand coupled with warmer weather that coincided with school holidays and the Easter selling season. Additionally, sales reflect a shift from lower-priced casual and lifestyle styles towards higher-priced technical running styles, as well as a modest increase in the sales of basketball footwear styles. Lady Foot Locker benefited from increased sales of toning and higher-priced running styles. International sales increased in Europe and Canada, and declined in Australia and New Zealand. The decline in Australia reflects the effect of the prior year government stimulus program.

     Athletic Stores division profit increased 65.6 percent for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period. Athletic Stores division profit, as a percentage of sales, increased to 8.6 percent for the thirteen-weeks ended May 1, 2010, from 5.5 percent in the corresponding prior-year period. The increase in division profit was mainly attributable to improved sales, as well as a higher gross margin rate as the Company was less promotional during the current period and inventories were properly positioned. The Athletic Stores segment also benefited from initiatives implemented during 2009 to reduce overhead costs.

Direct-to-Customers

     Direct-to-Customers sales increased by 2.0 percent to $100 million for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period of $98 million. Internet sales increased by 2.4 percent to $85 million for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period. This increase was primarily a result of the strong sales performance through the Company’s store banner websites, which benefited from improved functionality and style.

     Direct-to-Customers division profit for the thirteen-weeks ended May 1, 2010 increased by $2 million to $10 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 10 percent for the thirteen-weeks ended May 1, 2010 as compared with 8.2 percent for the corresponding prior-year period. The increase reflects an improved gross margin rate and reduced catalog costs reflecting lower circulation, offset, in part, by additional internet costs.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses and other items. Corporate expense for the thirteen-weeks ended May 1, 2010 increased by $5 million to $24 million from the corresponding prior-year period. This increase primarily reflects additional incentive compensation costs.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $280 million increased by $2 million or 0.7 percent, for the thirteen-weeks ended May 1, 2010 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 21.9 percent for the thirteen-weeks ended May 1, 2010, as compared with 22.9 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased by $4 million for the thirteen-weeks ended May 1, 2010, as compared with the corresponding prior-year period.  This decrease principally reflects reduced store costs, primarily wages, related to operating fewer stores and expense management efforts.  These decreases were offset, in part, by a $5 million increase in corporate expense as well as increased variable costs, such as banking expenses.

Depreciation and Amortization

     Depreciation and amortization decreased by $2 million in the first quarter of 2010 to $26 million as compared with $28 million for the first quarter of 2009. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization decreased by $3 million. The decrease primarily reflects reduced depreciation and amortization associated with store long-lived asset impairment charges recorded during the third quarter of 2009.

Interest Expense

	Thirteen-weeks ended
	May 1,	May 2,
(in millions)	2010	2009
Interest expense	$4	$3
Interest income	(1)	(1)
Interest expense, net	$3	$2

     The increase in interest expense is due primarily to higher fees associated with the Company’s revolving credit facility, which was amended March 9, 2009.

Income Taxes

     The Company’s effective tax rate for the thirteen weeks ended May 1, 2010 decreased to 35.8 percent from 37.1 percent for the corresponding prior-year period, primarily as a result of favorable audit settlements in the current period and unfavorable tax law changes in the prior-year period. The Company expects its second quarter and full year tax rate to approximate 36 to 37 percent. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

     Net income of $54 million, or $0.34 per diluted share, for the thirteen-weeks ended May 1, 2010 increased by $0.14 per diluted share from $31 million, or $0.20 per diluted share, for the thirteen-weeks ended May 2, 2009.

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

     Management believes its cash, cash equivalents, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company’s management does not currently expect to borrow under the facility in 2010. The Company may, from time to time, repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 16, 2010, the Company’s Board of Directors approved an extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

     The Company terminated its European net investment hedge during 2008.  The agreement includes a provision that may require the Company to settle this $24 million liability in August 2010, at the option of the Company or the counterparty. The Company’s liquidity is sufficient to meet this obligation in August 2010, if required.

Any materially adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases and risks associated with foreign global sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

     Net cash provided by operating activities was $96 million and $67 million for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. This improvement primarily reflects better working capital management and the results of strong sales during the first quarter of 2010. During the first quarter of 2009, the Company terminated its interest rate swaps for a gain of $19 million. Additionally, during the first quarter of 2010, the Company contributed $2 million to its Canadian qualified pension plan as compared with $11 million to its U.S. and Canadian qualified pension plans in the corresponding prior-year period.  Operating cash flows also includes a normal seasonal increase in merchandise inventory in each period presented.

     Net cash used in investing activities was $25 million and $26 million for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively, reflecting capital expenditures. The Company’s full year forecast for capital expenditures is $105 million, of which $72 million relates to the modernizations of existing stores and new store openings and $33 million for the development of information systems and other support facilities.

     Net cash used in financing was $31 million and $23 million for the thirteen-weeks ended May 1, 2010 and May 2, 2009, respectively. The Company declared and paid dividends during the first quarters of 2010 and 2009 of $24 million and $23 million, respectively. This represents a quarterly rate of $0.15 per share. During the first quarter of 2010, the Company repurchased 500,000 shares of its common stock under the 2007 common share repurchase program for $8 million.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 1, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended May 1, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen-weeks ended May 1, 2010.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 31, 2010 through February 27, 2010	90,933	$11.39	—	$250,326,223
February 28, 2010 through April 3, 2010	208,266	$13.86	—	$250,326,223
April 4, 2010 through May 1, 2010	500,000	$15.47	500,000	$242,592,598
	799,199	$14.58	500,000

(1)
These columns also reflect shares purchased in connection with stock swaps and shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock which vested during the quarter.

(2)	On February 16, 2010, the Company’s Board of Directors approved the extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 9, 2010	(Company)

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