Form 10-Q
period 2010-07-31
FOOT LOCKER INC
filed 2010-09-08
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
______________________________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-10299
______________________________________

FOOT LOCKER, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

New York	13-3513936
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 West 34th Street, New York, New York, 10120
(Address of Principal Executive Offices, Zip Code)

(212-720-3700)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

Number of shares of Common Stock outstanding at August 28, 2010: 155,674,989

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	July 31,	August 1,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$512	$402	$582
Short-term investments	7	13	7
Merchandise inventories	1,219	1,284	1,037
Other current assets	161	211	146
	1,899	1,910	1,772
Property and equipment, net	376	433	387
Deferred taxes	351	366	362
Goodwill	144	145	145
Other intangibles and other assets	143	161	150
	$2,913	$3,015	$2,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$345	$322	$215
Accrued expenses and other current liabilities	236	191	218
	581	513	433
Long-term debt	137	138	138
Other liabilities	279	387	297
	997	1,038	868
Shareholders’ equity
Common stock and paid-in capital: 161,843,666, 160,614,691 and 161,267,025 shares, respectively	718	702	709
Retained earnings	1,548	1,565	1,535
Accumulated other comprehensive loss	(228)	(187)	(193)
Less: Treasury stock at cost: 6,184,542, 4,709,020, and 4,726,237 shares, respectively	(122)	(103)	(103)
Total shareholders’ equity	1,916	1,977	1,948
	$2,913	$3,015	$2,816

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Sales	$1,096	$1,099	$2,377	$2,315
Costs and Expenses
Cost of sales	791	819	1,679	1,679
Selling, general and administrative expenses	268	252	548	530
Depreciation and amortization	26	28	52	56
Interest expense, net	2	3	5	5
Other income	(1)	(1)	(1)	(2)
	1,086	1,101	2,283	2,268

Income (loss) from continuing operations before income taxes	10	(2)	94	47
Income tax expense (benefit)	4	(1)	34	17
Income (loss) from continuing operations	6	(1)	60	30

Income from disposal of discontinued operations, net of tax	—	1	—	1

Net income	$6	$—	$60	$31

Basic earnings per share:
Net income	$0.04	$—	$0.39	$0.20
Weighted-average common shares outstanding	156.1	155.9	156.3	155.6

Diluted earnings per share:
Net income	$0.04	$—	$0.38	$0.20
Weighted-average common shares assuming dilution	156.9	155.9	157.1	155.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (Unaudited)
 (in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income	$6	$—	$60	$31
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	(14)	47	(37)	62
Pension and postretirement plan adjustments	2	1	4	2
Change in fair value of derivatives	(1)	(1)	(1)	(2)
Unrealized gain on available-for-sale security	—	2	—	2
Comprehensive (loss) income	$(7)	$49	$26	$95

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Twenty-six weeks ended
	July 31,	August 1,
	2010	2009
From Operating Activities:
Net income	$60	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Income from disposal of discontinued operations, net	—	(1)
Depreciation and amortization	52	56
Share-based compensation expense	7	5
Change in assets and liabilities:
Merchandise inventories	(193)	(138)
Accounts payable	132	129
Other accruals	27	(43)
Qualified pension plan contributions	(2)	(11)
Gain on termination of interest rate swaps	—	19
Other, net	(20)	36
Net cash provided by operating activities from continuing operations	63	83

From Investing Activities:
Gain from insurance recoveries	—	1
Short-term investment redemptions	—	10
Capital expenditures	(51)	(47)
Net cash used in investing activities from continuing operations	(51)	(36)

From Financing Activities:
Reduction in long-term debt	—	(3)
Issuance of common stock	1	1
Dividends paid	(47)	(47)
Treasury stock issued under employee stock plan	3	—
Purchase of treasury shares	(20)	—
Net cash used in financing activities from continuing operations	(63)	(49)

Net cash used in operating activities of Discontinued Operations	—	(1)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	(19)	20
Net change in Cash and Cash Equivalents	(70)	17
Cash and Cash Equivalents at beginning of year	582	385
Cash and Cash Equivalents at end of interim period	$512	$402

Cash paid during the period:
Interest	$6	$6
Income taxes	$23	$10

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not have, or are not believed by management to have, a material effect on the Company’s present or future consolidated financial statements.

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

	July 31,	August 1,	January 30,
Goodwill (in millions)	2010	2009	2010
Athletic Stores	$17	$18	$18
Direct-to-Customers	127	127	127
	$144	$145	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 31, 2010			August 1, 2009			January 30, 2010
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$170	$(137)	$33	$184	$(138)	$46	$184	$(143)	$41

Trademarks	21	(7)	14	20	(5)	15	20	(6)	14

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(8)	1	9	(8)	1	9	(8)	1

CCS customer relationships	21	(7)	14	21	(3)	18	21	(5)	16

Total finite life intangible assets	222	(160)	62	235	(155)	80	235	(163)	72

	July 31, 2010			August 1, 2009			January 30, 2010
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	2	—	2	2	—	2
CCS trade-name	25	—	25	25	—	25	25	—	25

Total indefinite life intangible assets	27	—	27	27	—	27	27	—	27

Total other intangible assets	$249	$(160)	$89	$262	$(155)	$107	$262	$(163)	$99

The weighted-average amortization period as of July 31, 2010 was 11.8 years. Amortization expense was $4 million and $5 million for the thirteen-week periods ended July 31, 2010 and August 1, 2009, respectively.  Amortization expense was $9 million and $10 million for the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively. Estimated amortization expense for finite life intangible assets is expected to approximate $9 million for the remainder of 2010, $15 million for 2011, $13 million for 2012, $9 million for 2013, and $3 million for 2014. The change in the net value of the intangible assets for the twenty-six week period ended July 31, 2010 reflects amortization of $9 million and the effect of the weakening euro as compared with the U.S. dollar of $3 million, partially offset by additions of $2 million.

3. Financial Instruments

     The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions.  As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument.  Additional information is contained within Note 9, Fair Value Measurements.

Derivative Holdings Designated as Hedges

     For derivatives to qualify as hedges at inception and throughout the hedged periods, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transactions must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that a forecasted transaction would not occur, the hedge gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

Cash Flow Hedges
      The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at July 31, 2010 was $44 million and these contracts extend through July 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $1 million for the thirteen and twenty-six weeks ended July 31, 2010 and was $2 million and $3 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively.

Derivative Holdings Designated as Non-Hedges

     The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into a variety of derivative instruments, including option currency contracts. The notional value of the contracts outstanding at July 31, 2010 was $15 million and these contracts extend through October 2010. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009.

     The Company also enters into forward foreign exchange contracts to hedge foreign currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The notional value of the contracts outstanding at July 31, 2010 was $35 million and these contracts extend through January 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded for all of the periods presented was not significant.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at July 31, 2010 was $2 million and these contracts extend through November 2010. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

In 2008, the Company terminated the European net investment hedge by amending its existing cross currency swap and entering simultaneously into a new cross currency swap, thereby fixing the amount owed to the counterparty in 2015 at $24 million. During the term of the agreement, the Company remits to its counterparty interest payments based on one-month U.S. LIBOR rates on the $24 million liability. The agreement also includes a provision that may, if exercised, require the Company to settle this transaction in August 2010, at the option of the Company or the counterparty. During the second quarter of 2010, the counterparty exercised this option, thereby resulting in a reclassification of the amount owed from non-current to current liabilities

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	July 31,	August 1,	January 30,
(in millions)	Caption	2010	2009	2010
Hedging Instruments:

Forward foreign exchange contracts	Current liability	$(1)	$—	$—
Total		$(1)	$—	$—

Non-Hedging Instruments:

Forward foreign exchange contracts	Current assets	$—	$1	$1

Forward foreign exchange contracts	Current liability	(1)	(1)	—
European cross currency swap	(1)	(24)	(24)	(24)
Total		$(25)	$(24)	$(23)

(1) The Company’s European cross currency swap is classified as a current liability at July 31, 2010; for all other periods presented it was classified as a non-current liability.

Interest Rate Risk Management

     The Company has from time to time employed various interest rate swaps to minimize its exposure to interest rate fluctuations. On March 20, 2009, the Company terminated its interest rate swaps for a gain of $19 million. This gain is amortized as part of interest expense over the remaining term of the debt using the effective-yield method. The amount amortized during the thirteen weeks ended July 31, 2010 and August 1, 2009 was not significant. The amount amortized during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $1 million in each respective period.

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $137 million and $132 million, respectively, at July 31, 2010, $138 million and $120 million, respectively, at August 1, 2009 and $138 million and $127 million, respectively, at January 30, 2010. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:
	July 31,	August 1,	January 30,
(in millions)	2010	2009	2010
Foreign currency translation adjustments	$38	$72	$75
Cash flow hedges	(1)	—	—
Unrecognized pension cost and postretirement benefit	(263)	(256)	(266)
Unrealized loss on available-for-sale security	(2)	(3)	(2)
	$(228)	$(187)	$(193)

5. Earnings Per Share

      The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding for the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The diluted earnings per share calculation includes the effect of contingently issuable share-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met.

The Company’s basic and diluted weighted-average number of common shares outstanding as of July 31, 2010 and August 1, 2009, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Weighted-average common shares outstanding	156.1	155.9	156.3	155.6
Effect of Dilution:
Stock options and awards	0.8	—	0.8	0.2
Weighted-average common shares assuming dilution	156.9	155.9	157.1	155.8

      Options to purchase 4.8 million and 6.2 million shares of common stock were not included in the computation for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively. Options to purchase 4.4 million and 6.5 million shares of common stock were not included in the computation for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the thirteen weeks and twenty-six weeks ended July 31, 2010, contingently issuable shares of 0.5 million have not been included as the vesting conditions have not been satisfied. Stock option and awards totaling 0.2 million shares were not included in the computation of earnings per share for the thirteen weeks ended August 1, 2009 as the effect would have been antidilutive due to a loss from continuing operations being reported for the period.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of July 31, 2010, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales
	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Athletic Stores	$1,015	$1,018	$2,196	$2,136
Direct-to-Customers	81	81	181	179
Total sales	$1,096	$1,099	$2,377	$2,315

Operating Results
	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Athletic Stores	$33	$5	$134	$66
Direct-to-Customers	3	5	13	13
Division profit	36	10	147	79
Corporate expense, net	25	10	49	29
Operating profit	11	—	98	50
Other income (1)	1	1	1	2
Interest expense, net	2	3	5	5
Income (loss) from continuing operations before income taxes	$10	$(2)	$94	$47

(1)
Other income for the twenty-six weeks ended July 31, 2010 primarily represents royalty income and realized gains associated with foreign currency option contracts. Other income for the twenty-six weeks ended August 1, 2009 primarily represents gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	Ended		Ended		Ended		ended
	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$3	$3	$6	$6	$—	$—	$—	$—
Interest cost	9	9	17	18	—	—	—	—
Expected return on plan assets	(10)	(11)	(20)	(21)	—	—	—	—
Amortization of net loss (gain)	4	3	9	6	(1)	(1)	(3)	(3)
Net benefit expense (income)	$6	$4	$12	$9	$(1)	$(1)	$(3)	$(3)

During the twenty-six weeks ended July 31, 2010 the Company made a $2 million contribution to its Canadian qualified plan.  No further pension contributions to its U.S. or Canadian qualified plans are required in 2010; however, the Company currently expects to make a $30 million contribution by mid September to its U.S. qualified plan.

8. Share-Based Compensation

On May 19, 2010, the Foot Locker 2007 Stock Incentive Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to twelve million shares.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.  Total compensation expense related to the Company’s share-based plans was $3.9 million and $3.0 million and $6.9 million and $5.4 million for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

Compensation expense related to the Company’s stock option and stock purchase plans was $1.5 million and $1.0 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and was $3.0 million and $1.7 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Twenty-six weeks ended		Stock Purchase Plan Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Weighted-average risk free rate of interest	2.34%	1.76%	1.03%	1.91%
Expected volatility	45%	53%	39%	39%
Weighted-average expected award life	5.0 years	4.8 years	1.0 year	1.0 year
Dividend yield	4.0%	6.0%	5.1%	4.2%
Weighted-average fair value	$4.47	$2.87	$2.36	$4.74

The information set forth in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended July 31, 2010:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,002		$16.88
Granted	1,309		15.10
Exercised	(151)		11.00
Expired or cancelled	(105)		20.59
Options outstanding at July 31, 2010	8,055	5.47	$16.65
Options exercisable at July 31, 2010	5,637	3.87	$18.26
Options available for future grant at July 31, 2010	10,336

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the thirteen and twenty-six weeks ended July 31, 2010 was $0.1 million and $0.6 million, respectively, and was not significant for the thirteen and twenty-six weeks ended August 1, 2009. The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of July 31, 2010 was $8.9 million and $5.3 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of August 1, 2009 was $1.7 million and $0.6 million, respectively.

The cash received from option exercises for the thirteen and twenty-six weeks ended July 31, 2010 was $0.2 million and $1.2 million, respectively. There were no option exercises for the thirteen weeks ended August 1, 2009. The cash received from option exercises for the twenty-six weeks ended August 1, 2009 was $0.1 million. The tax benefit realized from option exercises was not significant for any of the periods presented.

The following table summarizes information about stock options outstanding and exercisable at July 31, 2010:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share)
$9.51	$10.25	1,832	7.01	$10.05	915	$10.09
$10.31	$15.10	2,864	6.22	$13.45	1,370	$12.11
$15.41	$23.92	2,014	4.10	$20.66	2,007	$20.67
$24.04	$27.10	922	3.50	$25.70	922	$25.70
$28.16	$28.16	423	4.50	$28.16	423	$28.16
$9.51	$28.16	8,055	5.47	$16.65	5,637	$18.26

Changes in the Company’s non-vested options for the twenty-six weeks ended July 31, 2010 are summarized as follows:
(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested at January 30, 2010	1,918	$11.67
Granted	1,309	15.10
Vested	(704)	12.45
Expired or cancelled	(105)	20.59
Non-vested at July 31, 2010	2,418	12.92

As of July 31, 2010, there was $5.1 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of July 31, 2010, 678,535 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the passage of time and the attainment of certain performance metrics. Restricted stock is considered outstanding at the time of grant and the holders have voting rights.  Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the twenty-six weeks ended July 31, 2010 and August 1, 2009 is summarized as follows:

	Number of Shares and Units
(in thousands)	July 31, 2010	August 1, 2009
Outstanding at the beginning of the year	1,680	844
Granted	651	615
Vested	(457)	(39)
Cancelled or forfeited	(70)	—
Outstanding at end of period	1,804	1,420
Aggregate value (in millions)	$21.1	$21.8
Weighted-average remaining contractual life	1.90 years	1.42 years

The weighted-average grant-date fair value per share was $13.75 and $9.74 for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $9.5 million and $0.9 million, respectively. As of July 31, 2010, there was $12.8 million of total unrecognized compensation cost related to non-vested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3.9 million and $3.7 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At July 31, 2010			At August 1, 2009			At January 30, 2010
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$7	$—	$—	$13	$—	$—	$7
Auction rate security	—	5	—	—	4	—	—	5	—
Forward foreign exchange contracts	—	—	—	—	1	—	—	1	—
Total Assets	$—	$5	$7	$—	$5	$13	$—	$6	$7

Liabilities
European net investment hedge	$—	$24	$—	$—	$24	$—	$—	$24	$—
Forward foreign exchange contracts	—	2	—	—	1	—	—	—	—
Total Liabilities	$—	$26	$—	$—	$25	$—	$—	$24	$—

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

The Company’s Level 3 assets represent the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund classified in short-term investments. The Company assesses the fair value of its investment in the Fund, which includes a quarterly impairment evaluation. There were no further redemptions for this investment during the twenty-six weeks ended July 31, 2010.

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

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, one of the affiliates, is among the largest direct marketers of athletic footwear and apparel in the United States.  This segment also operates websites aligned with the brand names of the retail store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At July 31, 2010, the Company operated 3,476 stores as compared with 3,500 and 3,615 stores at January 30, 2010 and August 1, 2009, respectively. During the twenty-six weeks ended July 31, 2010, the Company opened 27 stores, remodeled or relocated 94 stores and closed 51 stores.

A total of 20 franchised stores were operating at July 31, 2010, as compared with 22 stores at January 30, 2010 and 19 stores at August 1, 2009. Revenue from the franchised stores was not significant for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:
Sales
	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Athletic Stores	$1,015	$1,018	$2,196	$2,136
Direct-to-Customers	81	81	181	179
Total sales	$1,096	$1,099	$2,377	$2,315

Operating Results
	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Athletic Stores	$33	$5	$134	$66
Direct-to-Customers	3	5	13	13
Division profit	36	10	147	79
Corporate expense, net	25	10	49	29
Operating profit	11	—	98	50
Other income (1)	1	1	1	2
Interest expense, net	2	3	5	5
Income (loss) from continuing operations before income taxes	$10	$(2)	$94	$47

(1)
Other income for the twenty-six weeks ended July 31, 2010 primarily represents royalty income and realized gains associated with foreign currency option contracts. Other income for the twenty-six weeks ended August 1, 2009 primarily represents gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income.

     Sales decreased by $3 million, or 0.3 percent, to $1,096 million for the thirteen weeks ended July 31, 2010, from $1,099 million for the thirteen weeks ended August 1, 2009. For the twenty-six weeks ended July 31, 2010 sales of $2,377 million increased 2.7 percent from sales of $2,315 million for the twenty-six week period ended August 1, 2009. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and twenty-six week periods increased 1.3 percent and 2.2 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 2.5 percent and 3.7 percent, for the thirteen and twenty-six weeks ended July 31, 2010, respectively.

     Gross margin, as a percentage of sales, increased to 27.8 percent for the thirteen weeks ended July 31, 2010 as compared with 25.5 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.4 percent for the twenty-six weeks ended July 31, 2010 increased as compared with 27.5 percent in the corresponding prior-year period. The cost of merchandise rate for the thirteen and twenty-six weeks ended July 31, 2010 decreased by 210 and 140 basis points, respectively, as compared with the corresponding prior-year periods, reflecting a lower markdown rate as the Company was less promotional during the current year, coupled with lower inventory shortages. The thirteen weeks ended July 31, 2010 also reflected a favorable shift toward higher margin apparel. The effect of lower vendor allowances during the current year negatively affected gross margin by 40 and 20 basis points for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with the corresponding prior-year periods. For the thirteen and twenty-six weeks ended July 31, 2010, the occupancy and buyers’ salary expense rate decreased by 20 and 50 basis points, respectively, as a percentage of sales, as compared with the corresponding prior-year periods reflecting expense reductions and improved leverage.

Segment Analysis

Athletic Stores

     Athletic Stores sales decreased by 0.3 percent and increased by 2.8 percent for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 1.3 percent and 2.3 percent for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 2.6 percent and 3.9 percent for the thirteen and twenty-six weeks ended July 31, 2010, respectively. The increase in domestic comparable-store sales for the thirteen and twenty-six weeks ended July 31, 2010 reflect an improved in-stock position and new receipts of more compelling assortments of athletic footwear, including expanded offerings of toning, as well as technical and light-weight running styles. International sales increased in Europe reflecting gains in both athletic footwear and apparel. Sales declined in Canada, Australia and New Zealand. The decline in Australia reflects the effect of the prior-year government stimulus program.

     Athletic Stores division profit for the thirteen weeks ended July 31, 2010 increased to $33 million, or 3.3 percent, as a percentage of sales, from a division profit of $5 million or 0.5 percent, as a percentage of sales, for the thirteen weeks ended August 1, 2009. Athletic Stores division profit for the twenty-six weeks ended July 31, 2010 increased to $134 million, or 6.1 percent, as a percentage of sales, from a division profit of $66 million, or 3.1 percent, as a percentage of sales, for the twenty-six weeks ended August 1, 2009. The increase in division profit was mainly attributable to improved sales, as well as a higher gross margin rate as the Company was less promotional during the current year and inventories were better positioned. The Athletic Stores division profit reflects higher incentive compensation, offset by lower operating expenses as this segment benefited from initiatives implemented during late 2009 to reduce overhead costs.

Direct-to-Customers

     Direct-to-Customers sales of $81 million for the thirteen weeks ended July 31, 2010 were flat as compared with the thirteen weeks ended August 1, 2009. Direct-to-Customers sales increased by 1.1 percent to $181 million for the twenty-six weeks ended July 31, 2010, as compared with the corresponding prior-year period of $179 million. Internet sales increased by 2.9 percent to $71 million and by 2.6 percent to $156 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with the corresponding prior-year periods. This increase was primarily a result of the strong sales performance through the Company’s store banner websites, which benefited from improved functionality and style.

     Direct-to-Customers division profit decreased 40 percent to $3 million, and was flat at $13 million, for the thirteen and twenty-six weeks ended July 31, 2010, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 3.7 percent and 7.2 percent for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with 6.2 percent and 7.3 percent, respectively, in the corresponding prior-year periods. The decrease primarily reflects a lower gross margin rate as a result of increased free shipping offers.

Corporate Expense

     Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended July 31, 2010 increased by $15 million to $25 million from the corresponding prior-year period. Corporate expense for the twenty-six weeks ended July 31, 2010 increased by $20 million to $49 million from the corresponding prior-year period. These increases primarily reflect increased incentive compensation costs.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $268 million increased by $16 million or 6.3 percent, for the thirteen weeks ended July 31, 2010 as compared with the corresponding prior-year period. SG&A of $548 million increased by $18 million, or 3.4 percent, for the twenty-six weeks ended July 31, 2010 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 24.5 percent for the thirteen weeks ended July 31, 2010, as compared with 22.9 percent in the corresponding prior-year period. SG&A, as a percentage of sales, increased to 23.1 percent for the twenty-six weeks ended July 31, 2010, as compared with 22.9 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $21 million and $17 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, as compared with the corresponding prior-year periods.  This increase for the thirteen weeks ended July 31, 2010 principally reflects increased incentive compensation costs, partially offset by expense management efforts.  The increase for the twenty-six weeks ended July 31, 2010 reflects increased incentive compensation costs offset by reduced store costs, primarily wages, related to operating fewer stores and expense management efforts.

Depreciation and Amortization

     Depreciation and amortization decreased by $2 million in the second quarter of 2010 to $26 million as compared with $28 million for the second quarter of 2009. Depreciation and amortization decreased by $4 million for the twenty-six weeks ended July 31, 2010 to $52 million as compared with $56 million for the twenty-six weeks ended August 1, 2009. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization decreased by $1 million for the thirteen weeks ended July 31, 2010, as compared with the corresponding prior-year period. The effect of foreign currency fluctuations on the twenty-six weeks ended July 31, 2010 was not significant. The decrease primarily reflects reduced depreciation and amortization associated with store long-lived asset impairment charges recorded during the third quarter of 2009.

Interest Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2010	2009	2010	2009
Interest expense	$3	$3	$7	$6
Interest income	(1)	—	(2)	(1)
Interest expense, net	$2	$3	$5	$5

     The decrease in net interest expense for the thirteen weeks ended July 31, 2010 as compared with the corresponding prior-year period reflects income earned on higher cash and cash equivalents balances. The increase in interest expense for the twenty-six weeks ended July 31, 2010 of $1 million is due primarily to higher fees associated with the Company’s revolving credit facility.

Income Taxes

     The Company recorded tax expense of $4 million and $34 million, an effective rate of 38.8 percent and 36.1 percent, for the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively.  For the thirteen weeks and twenty-six weeks ended August 1, 2009, the Company recorded a tax benefit of $1 million and tax expense of $17 million, an effective rate of 72.2 percent and 35.4 percent, respectively. The effective rate for the thirteen weeks and twenty-six weeks ended July 31, 2010 reflects a higher proportion of income earned in higher tax jurisdictions.  The income tax benefit for the thirteen weeks ended August 1, 2009 reflects favorable settlements of tax examinations and a reduced tax rate in a foreign jurisdiction.

     The Company expects its third quarter and full year tax rate to approximate 37 percent, excluding any potential settlements or other adjustments that may occur. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

     For the thirteen weeks ended July 31, 2010, net income increased by $6 million, or $0.04 per diluted share as compared with the thirteen weeks ended August 1, 2009. Net income for the twenty-six weeks ended July 31, 2010 was $60 million, or $0.38 per diluted share. This compares to net income of $31 million, or $0.20 per diluted share for the twenty-six weeks ended August 1, 2009. Included in the thirteen weeks ended August 1, 2009, is income from discontinued operations of $1 million, as a result of a favorable state tax examination attributable to the Company’s former Canadian businesses.

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

     Management believes its cash, cash equivalents, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company’s management does not currently expect to borrow under the revolving credit facility in 2010. The Company may, from time to time, repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 16, 2010, the Company’s Board of Directors approved an extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

     The Company terminated its European net investment hedge during 2008.  During the second quarter of 2010, the counterparty exercised an option within the agreement, requiring the Company to settle this $24 million liability in August 2010. The Company’s liquidity is sufficient to meet this obligation.

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

     Net cash provided by operating activities from continuing operations was $63 million and $83 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. During the twenty-six weeks ended August 1, 2009, the Company terminated its interest rate swaps for a gain of $19 million. Additionally, during the twenty-six weeks ended July 31, 2010, the Company contributed $2 million to its Canadian qualified pension plan as compared with $11 million to its U.S. and Canadian qualified pension plans in the corresponding prior-year period. Operating cash flows also include a normal seasonal increase in merchandise inventory in each period presented.

     Net cash used in investing activities from continuing operations was $51 million and $36 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. Included in investing activities for the twenty-six weeks ended August 1, 2009 is a $1 million gain from insurance recoveries. Additionally, during the second quarter of 2009, the Company received $10 million, representing further liquidation of the Reserve International Liquidity Fund.  Capital expenditures were $51 million for the twenty-six weeks ended July 31, 2010 as compared with $47 million in the corresponding prior-year period. The Company’s full year forecast for capital expenditures is $107 million, of which $74 million relates to the modernizations of existing stores and new store openings and $33 million for the development of information systems and other support facilities.

     Net cash used in financing activities from continuing operations was $63 million and $49 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. During the twenty-six weeks ended August 1, 2009, the Company purchased and retired $3 million of its 8.50 percent debentures payable in 2022.  The Company declared and paid dividends totaling $47 million for each of the twenty-six weeks ended July 31, 2010 and August 1, 2009. This represents a quarterly rate of $0.15 per share. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $4 million and $1 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.  During the twenty-six weeks ended July 31, 2010, the Company repurchased 1,375,000 shares of its common stock under the 2007 common share repurchase program for $20 million.

Recent Accounting Pronouncements

     Recently issued accounting pronouncements did not have, or are not believed by management to have, a material effect on the Company’s present or future consolidated financial statements.

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

Item 4. Controls and Procedures

     The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 31, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended July 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended July 31, 2010.
Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 2, 2010 through May 29, 2010	25,000	$13.85	25,000	$242,246,238
May 30, 2010 through July 3, 2010	550,000	$14.04	550,000	$234,523,983
July 4, 2010 through July 31, 2010	312,330	$13.04	300,000	$230,605,905
	887,330	$13.68	875,000

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
FOOT LOCKER, INC.
Date: September 8, 2010	(Company)

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

101
The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.