Form 10-Q
period 2010-10-30
FOOT LOCKER INC
filed 2010-12-08
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 30, 2010

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

Number of shares of Common Stock outstanding at November 27, 2010: 155,037,483

FOOT LOCKER, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	October 30,	October 31,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$534	$425	$582
Short-term investments	7	13	7
Merchandise inventories	1,202	1,228	1,037
Other current assets	162	216	146
	1,905	1,882	1,772
Property and equipment, net	387	400	387
Deferred taxes	324	376	362
Goodwill	145	146	145
Other intangibles and other assets	151	159	150
	$2,912	$2,963	$2,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$286	$276	$215
Accrued expenses and other current liabilities	263	202	218
	549	478	433
Long-term debt	137	138	138
Other liabilities	248	365	297
	934	981	868
Shareholders’ equity
Common stock and paid-in capital: 162,202,536, 161,224,691 and 161,267,025 shares, respectively	726	706	709
Retained earnings	1,577	1,536	1,535
Accumulated other comprehensive loss	(187)	(157)	(193)
Less: Treasury stock at cost: 7,334,074, 4,723,330, and 4,726,237 shares, respectively	(138)	(103)	(103)
Total shareholders’ equity	1,978	1,982	1,948
	$2,912	$2,963	$2,816

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Sales	$1,280	$1,214	$3,657	$3,529
Costs and expenses
Cost of sales	892	885	2,571	2,564
Selling, general and administrative expenses	287	274	835	804
Depreciation and amortization	27	29	79	85
Impairment charges	—	36	—	36
Interest expense, net	2	3	7	8
Other income	(1)	—	(2)	(2)
	1,207	1,227	3,490	3,495

Income (loss) from continuing operations before income taxes	73	(13)	167	34
Income tax expense (benefit)	21	(7)	55	10
Income (loss) from continuing operations	52	(6)	112	24

Income from disposal of discontinued operations, net of tax	—	—	—	1

Net income (loss)	$52	$(6)	$112	$25

Basic earnings per share:
Net income (loss)	$0.33	$(0.04)	$0.72	$0.16
Weighted-average common shares outstanding	155.4	156.4	156.0	155.9

Diluted earnings per share:
Net income (loss)	$0.33	$(0.04)	$0.71	$0.16
Weighted-average common shares assuming dilution	156.2	156.4	156.8	156.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
 (in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net income (loss)	$52	$(6)	$112	$25
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during the period	38	28	1	90
Pension and postretirement plan adjustments	1	1	5	3
Change in fair value of derivatives	2	1	1	(1)
Unrealized gain on available-for-sale security	—	—	—	2
Comprehensive income	$93	$24	$119	$119

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Thirty-nine weeks ended
	October 30,	October 31,
	2010	2009
From Operating Activities:
Net income	$112	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Income from disposal of discontinued operations, net	—	(1)
Non-cash impairment charges	—	36
Depreciation and amortization	79	85
Share-based compensation expense	10	9
Qualified pension plan contributions	(32)	(40)
Change in assets and liabilities:
Merchandise inventories	(163)	(69)
Accounts payable	70	82
Other accruals	27	(41)
Payment on the settlement of the net investment hedge	(24)	—
Proceeds from the termination of interest rate swaps	—	19
Other, net	42	35
Net cash provided by operating activities from continuing operations	121	140

From Investing Activities:
Gains from lease terminations	1	—
Gain from insurance recoveries	—	1
Short-term investment redemptions	—	10
Capital expenditures	(73)	(70)
Net cash used in investing activities from continuing operations	(72)	(59)

From Financing Activities:
Reduction in long-term debt	—	(3)
Issuance of common stock	5	2
Dividends paid	(70)	(70)
Treasury stock issued under employee stock plan	3	—
Purchase of treasury shares	(36)	—
Excess tax benefits on share-based compensation	1	—
Net cash used in financing activities from continuing operations	(97)	(71)

Net cash used in operating activities of Discontinued Operations	—	(1)
Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	31
Net change in Cash and Cash Equivalents	(48)	40
Cash and Cash Equivalents at beginning of year	582	385
Cash and Cash Equivalents at end of interim period	$534	$425

Cash paid during the period:
Interest	$6	$6
Income taxes	$32	$13

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

2. Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The annual review of goodwill and assets with indefinite lives during the first quarter of 2010 and 2009 did not result in any impairment charges. The following table provides a summary of goodwill by reportable segment.  The change represents foreign exchange fluctuations.

	October 30,	October 31,	January 30,
Goodwill (in millions)	2010	2009	2010
Athletic Stores	$18	$19	$18
Direct-to-Customers	127	127	127
	$145	$146	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:
	October 30, 2010			October 31, 2009			January 30, 2010
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$179	$(148)	$31	$193	$(147)	$46	$184	$(143)	$41
Trademarks	21	(7)	14	20	(6)	14	20	(6)	14
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(8)	1	10	(8)	2	9	(8)	1
CCS customer relationships	21	(8)	13	21	(4)	17	21	(5)	16

Total finite life intangible assets	231	(172)	59	245	(166)	79	235	(163)	72
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	2	—	2	2	—	2
CCS trade-name	25	—	25	25	—	25	25	—	25

Total indefinite life intangible assets	27	—	27	27	—	27	27	—	27

Total other intangible assets	$258	$(172)	$86	$272	$(166)	$106	$262	$(163)	$99

The weighted-average amortization period as of October 30, 2010 was 11.8 years. Amortization expense was $4 million and $5 million for the thirteen-week periods ended October 30, 2010 and October 31, 2009, respectively.  Amortization expense was $13 million and $15 million for the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively.  Estimated amortization expense for finite life intangible assets is expected to approximate $4 million for the remainder of 2010, $16 million for 2011, $14 million for 2012, $9 million for 2013, and $4 million for 2014. The change in the net value of the intangible assets for the thirty-nine week period ended October 30, 2010 reflects amortization of $13 million and the effect of the weakening euro as compared with the U.S. dollar of $2 million, partially offset by additions of $2 million.

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

Derivative Holdings Designated as Hedges

For derivatives to qualify as hedges at inception and throughout the hedged periods, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items. The Company also documents its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transactions must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that a forecasted transaction would not occur, the hedge gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

Cash Flow Hedges
The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at October 30, 2010 was $47 million and these contracts extend through July 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory were increases of $2 million and $1 million for the thirteen and thirty-nine weeks ended October 30, 2010, and were increases of $1 million and $2 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. The notional value of the contracts outstanding at October 30, 2010 was $29 million and these contracts extend through January 2011. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The notional value of the contracts outstanding at October 30, 2010 was $35 million and these contracts extend through April 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded for all of the periods presented was not significant.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at October 30, 2010 was $2 million and these contracts extend through May 2011. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

In 2008, the Company terminated its European net investment hedge by amending its existing cross currency swap and entering simultaneously into a new cross currency swap, thereby fixing the amount owed to the counterparty at $24 million. The agreement included an option, which was exercised by the counterparty that required the Company to settle this transaction in August 2010.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 30,	October 31,	January 30,
(in millions)	Caption	2010	2009	2010
Hedging Instruments:

Forward foreign exchange contracts	Current assets	$1	$1	$—
Total		$1	$1	$—

Non-Hedging Instruments:

Forward foreign exchange contracts	Current assets	$1	$1	$1
European cross currency swap	Non current liability	—	(24)	(24)
Total		$1	$(23)	$(23)

Interest Rate Risk Management

The Company has from time to time employed various interest rate swaps to minimize its exposure to interest rate fluctuations. On March 20, 2009, the Company terminated its interest rate swaps for a gain of $19 million. This gain is amortized as part of interest expense over the remaining term of the debt using the effective-yield method. The amount amortized during the thirteen weeks ended October 30, 2010 and October 31, 2009 was not significant. The amount amortized during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $1 million in each respective period.

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $137 million and $121 million, respectively, at October 30, 2010, $138 million and $128 million, respectively, at October 31, 2009 and $138 million and $127 million, respectively, at January 30, 2010. The carrying values of cash and cash equivalents, short-term investments and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:
	October 30,	October 31,	January 30,
(in millions)	2010	2009	2010
Foreign currency translation adjustments	$76	$100	$75
Cash flow hedges	1	1	—
Unrecognized pension cost and postretirement benefit	(262)	(255)	(266)
Unrealized loss on available-for-sale security	(2)	(3)	(2)
	$(187)	$(157)	$(193)

5. Earnings Per Share

The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding for the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflect the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The diluted earnings per share calculation includes the effect of contingently issuable share-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met.

The Company’s basic and diluted weighted-average number of common shares outstanding as of October 30, 2010 and October 31, 2009, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Weighted-average common shares outstanding	155.4	156.4	156.0	155.9
Effect of Dilution:
Stock options and awards	0.8	—	0.8	0.2
Weighted-average common shares assuming dilution	156.2	156.4	156.8	156.1

Options to purchase 4.8 million and 6.6 million shares of common stock were not included in the computation for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively. Options to purchase 4.5 million and 6.3 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the thirteen weeks and thirty-nine weeks ended October 30, 2010, contingently issuable shares of 0.5 million have not been included as the vesting conditions have not been satisfied. Stock options and awards totaling 0.3 million shares were not included in the computation of earnings per share for the thirteen weeks ended October 31, 2009 as the effect would have been antidilutive due to a loss from continuing operations being reported for the period.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of October 30, 2010, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

Sales
	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Athletic Stores	$1,171	$1,111	$3,367	$3,247
Direct-to-Customers	109	103	290	282
Total sales	$1,280	$1,214	$3,657	$3,529

Operating Results
	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Athletic Stores (1)	$91	$1	$225	$67
Direct-to-Customers (2)	9	4	22	17
Restructuring reserve adjustment	—	1	—	1
Division profit	100	6	247	85
Less: Corporate expense, net	26	16	75	45
Operating profit	74	(10)	172	40
Other income (3)	1	—	2	2
Interest expense, net	2	3	7	8
Income (loss) from continuing operations before income taxes	$73	$(13)	$167	$34

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

(3)
Other income for the thirteen weeks ended October 30, 2010 primarily represents lease termination gains related to the sales of leasehold interests in Europe and royalty income. For the thirty-nine weeks ended October 30, 2010 other income primarily represents royalty income, lease termination gains, and realized gains associated with foreign currency option contracts. Included in other income for the thirty-nine weeks ended October 31, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$3	$3	$9	$9	$—	$—	$—	$—
Interest cost	8	9	25	27	—	—	—	—
Expected return on plan assets	(10)	(11)	(30)	(32)	—	—	—	—
Amortization of unrecognized prior service cost	—	1	—	1	—	—	—	—
Amortization of net loss (gain)	4	3	13	9	(1)	(2)	(4)	(5)
Net benefit expense (income)	$5	$5	$17	$14	$(1)	$(2)	$(4)	$(5)

During the thirty-nine weeks ended October 30, 2010 the Company made a voluntary contribution of $30 million and a required contribution of $2 million to its U.S. and Canadian plans, respectively.  No further pension contributions are planned or required in 2010.

8. Share-Based Compensation

On May 19, 2010, the Foot Locker 2007 Stock Incentive Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to twelve million shares.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.  Total compensation expense related to the Company’s share-based plans was $3.2 million and $3.6 million and $10.1 million and $9.0 million for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

Compensation expense related to the Company’s stock option and stock purchase plans was $1.2 million and $1.0 million for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, and was $4.2 million and $2.7 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Thirty-nine weeks ended		Stock Purchase Plan Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Weighted-average risk free rate of interest	2.34%	1.93%	0.92%	1.81%
Expected volatility	45%	53%	39%	39%
Weighted-average expected award life	5.0 years	4.6 years	1.0 year	1.0 year
Dividend yield	4.0%	6.0%	4.9%	4.3%
Weighted-average fair value	$4.47	$2.89	$2.47	$4.42

The information set forth in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended October 30, 2010:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,002		$16.88
Granted	1,309		15.10
Exercised	(485)		11.52
Expired or cancelled	(118)		19.95
Options outstanding at October 30, 2010	7,708	5.42	$16.87
Options exercisable at October 30, 2010	5,549	4.04	$18.28
Options available for future grant at October 30, 2010	10,340

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the thirteen and thirty-nine weeks ended October 30, 2010 was $1.3 million and $1.9 million, respectively, and was $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of October 30, 2010 was $16.4 million and $10.6 million, respectively. The aggregate intrinsic value for stock options outstanding and exercisable as of October 31, 2009 was $0.9 million and $0.2 million, respectively.

The cash received from option exercises for the thirteen and thirty-nine weeks ended October 30, 2010 was $3.9 million and $5.1 million, respectively. The cash received from options exercised for the thirteen and thirty-nine weeks ended October 31, 2009 was $1.1 million and $1.2 million, respectively. The tax benefit realized from option exercises was $1 million for both the thirteen and thirty-nine weeks ended October 30, 2010 and was not significant for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at October 30, 2010:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share)
$9.51	$10.25	1,805	6.81	$10.05	1,140	$10.09
$10.31	$15.10	2,549	6.64	$13.64	1,059	$12.18
$15.85	$23.92	2,010	3.85	$20.67	2,006	$20.68
$24.04	$27.10	921	3.26	$25.70	921	$25.70
$28.16	$28.16	423	4.25	$28.16	423	$28.16
$9.51	$28.16	7,708	5.42	$16.87	5,549	$18.28

Changes in the Company’s non-vested options for the thirty-nine weeks ended October 30, 2010 are summarized as follows:
(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested at January 30, 2010	1,918	$11.67
Granted	1,309	15.10
Vested	(950)	11.82
Expired or cancelled	(118)	19.95
Non-vested at October 30, 2010	2,159	13.23

As of October 30, 2010, there was $4.0 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of October 30, 2010, 653,535 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights.  Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 is summarized as follows:

	Number of Shares and Units
(in thousands)	October 30, 2010	October 31, 2009
Outstanding at the beginning of the year	1,680	844
Granted	651	1,115
Vested	(492)	(69)
Cancelled or forfeited	(70)	—
Outstanding at end of period	1,769	1,890
Aggregate value (in millions)	$20.5	$26.1
Weighted-average remaining contractual life	1.68 years	1.58 years

The weighted-average grant-date fair value per share was $13.75 and $9.90 for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $10.1 million and $1.7 million, respectively. As of October 30, 2010, there was $11.1 million of total unrecognized compensation cost related to non-vested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $2.0 million and $2.6 million and $5.9 million and $6.3 million for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At October 30, 2010			At October 31, 2009			At January 30, 2010
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$7	$—	$—	$13	$—	$—	$7
Auction rate security	—	5	—	—	4	—	—	5	—
Forward foreign exchange contracts	—	2	—	—	2	—	—	1	—
Total Assets	$—	$7	$7	$—	$6	$13	$—	$6	$7

Liabilities
European net investment hedge	$—	$—	$—	$—	$24	$—	$—	$24	$—
Total Liabilities	$—	$—	$—	$—	$24	$—	$—	$24	$—

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

The Company’s Level 3 assets represent the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund classified in short-term investments. The Company assesses the fair value of its investment in the Fund, which includes a quarterly impairment evaluation. There were no further redemptions for this investment during the thirty-nine weeks ended October 30, 2010.

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

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers of athletic footwear and apparel in the United States.  This segment also operates websites aligned with the brand names of the retail store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At October 30, 2010, the Company operated 3,474 stores as compared with 3,500 and 3,601 stores at January 30, 2010 and October 31, 2009, respectively. During the thirty-nine weeks ended October 30, 2010, the Company opened 35 stores, remodeled or relocated 135 stores and closed 61 stores.

A total of 24 franchised stores were operating at October 30, 2010, as compared with 22 stores at January 30, 2010 and 21 stores at October 31, 2009. Royalty income from the franchised stores was not significant for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and that have been open for more than one year. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the total Company calculation of comparable-store sales for all periods presented. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, effective with the first quarter of 2010, CCS internet and catalog sales have been included in the computation of comparable-store sales. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income and net interest expense.

The following table summarizes results by segment:

Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Athletic Stores	$1,171	$1,111	$3,367	$3,247
Direct-to-Customers	109	103	290	282
Total sales	$1,280	$1,214	$3,657	$3,529

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Athletic Stores (1)	$91	$1	$225	$67
Direct-to-Customers (2)	9	4	22	17
Restructuring reserve adjustment	—	1	—	1
Division profit	100	6	247	85
Less: Corporate expense, net	26	16	75	45
Operating profit	74	(10)	172	40
Other income (3)	1	—	2	2
Interest expense, net	2	3	7	8
Income (loss) from continuing operations before income taxes	$73	$(13)	$167	$34

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

(3)
Other income for the thirteen weeks ended October 30, 2010 primarily represents lease termination gains related to the sales of leasehold interests in Europe and royalty income. For the thirty-nine weeks ended October 30, 2010 other income primarily represents royalty income, lease termination gains, and realized gains associated with foreign currency option contracts. Included in other income for the thirty-nine weeks ended October 31, 2009 are gains from insurance proceeds, gain on the purchase and retirement of bonds, and royalty income.

Sales increased by $66 million, or 5.4 percent, to $1,280 million for the thirteen weeks ended October 30, 2010, from $1,214 million for the thirteen weeks ended October 31, 2009. For the thirty-nine weeks ended October 30, 2010 sales of $3,657 million increased 3.6 percent from sales of $3,529 million for the thirty-nine week period ended October 31, 2009. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and thirty-nine week periods increased 7.0 percent and 3.8 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 8.1 percent and 5.2 percent, for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

Gross margin, as a percentage of sales, increased to 30.3 percent for the thirteen weeks ended October 30, 2010 as compared with 27.1 percent in the corresponding prior-year period. Gross margin, as a percentage of sales, of 29.7 percent for the thirty-nine weeks ended October 30, 2010 increased as compared with 27.3 percent in the corresponding prior-year period. The cost of merchandise rate for the thirteen and thirty-nine weeks ended October 30, 2010 decreased by 190 and 160 basis points, respectively, as compared with the corresponding prior-year periods, reflecting a lower markdown rate as the Company was less promotional during the current year, coupled with lower inventory shrink. Lower vendor allowances during the current year, reflecting the overall lower promotional activity, negatively affected gross margin by 10 and 20 basis points for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with the corresponding prior-year periods. For the thirteen and thirty-nine weeks ended October 30, 2010, the occupancy and buyers’ salary expense rate decreased by 130 and 80 basis points, respectively, as a percentage of sales, as compared with the corresponding prior-year periods reflecting expense reductions and improved leverage.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 5.4 percent and 3.7 percent for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from Athletic Stores increased 7.0 percent and 3.9 percent for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 8.2 percent and 5.4 percent for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. The comparable-store sales increase for the thirteen and thirty-nine weeks ended October 30, 2010, reflected meaningful improvements in each of the Company’s U.S. operations.  Excluding foreign currency fluctuations, sales in Europe increased for both the thirteen and thirty-nine weeks ended October 30, 2010, while sales in Australia and New Zealand reflected a modest increase for the quarter. These increases reflect an improved in-stock position and new receipts of more compelling assortments of athletic footwear, including technical and light-weight running styles, toning and marquee basketball. Apparel sales continued to improve as our suppliers provided assortments that coordinate with key footwear styles. Sales for the thirty-nine weeks ended October 30, 2010 for Australia were negatively affected by the prior-year government stimulus program, as compared with the corresponding prior-year period.

Athletic Stores division profit for the thirteen weeks ended October 30, 2010 increased to $91 million, or 7.8 percent, as a percentage of sales, from a division profit of $1 million or 0.1 percent, as a percentage of sales, for the thirteen weeks ended October 31, 2009. Athletic Stores division profit for the thirty-nine weeks ended October 30, 2010 increased to $225 million, or 6.7 percent, as a percentage of sales, from a division profit of $67 million, or 2.1 percent, as a percentage of sales, for the thirty-nine weeks ended October 31, 2009. Included in division profit for the thirteen weeks and thirty-nine weeks ended October 31, 2009 are impairment charges totaling $32 million recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. Excluding the prior year impairment charges, the increase in division profit was mainly attributable to a higher gross margin rate as the Company was less promotional during the current year and inventories were better positioned, coupled with an increase in sales. The Athletic Stores division profit reflects higher incentive compensation, offset by lower operating expenses as this segment benefited from initiatives implemented during late 2009 to reduce overhead costs.

Direct-to-Customers

Direct-to-Customers sales increased by 5.8 percent to $109 million for the thirteen weeks ended October 30, 2010 as compared with the corresponding prior-year period of $103 million.  Direct-to-Customers sales increased by 2.8 percent to $290 million for the thirty-nine weeks ended October 30, 2010, as compared with the corresponding prior-year period of $282 million. Internet sales increased by 10.5 percent to $95 million and by 5.5 percent to $251 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with the corresponding prior-year periods. This increase was primarily a result of the strong sales performance through the Company’s store banner websites, which benefited from improved functionality and compelling product assortments.

Direct-to-Customers division profit increased 125 percent to $9 million, and increased 29.4 percent to $22 million, for the thirteen and thirty-nine weeks ended October 30, 2010, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 8.3 percent and 7.6 percent for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with 3.9 percent and 6.0 percent, respectively, in the corresponding prior-year periods. Included in the thirteen and thirty-nine weeks ended October 31, 2009 was a $4 million impairment charge, which was recorded to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project. The Company has developed various initiatives to improve projected results for CCS during the holiday selling season; accordingly, management will monitor the results of this format, which may include an analysis of recoverability of its intangible assets.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended October 30, 2010 increased by $10 million to $26 million from the corresponding prior-year period. Corporate expense for the thirty-nine weeks ended October 30, 2010 increased by $30 million to $75 million from the corresponding prior-year period. These increases primarily reflect higher incentive compensation costs.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $287 million increased by $13 million or 4.7 percent, for the thirteen weeks ended October 30, 2010 as compared with the corresponding prior-year period. SG&A of $835 million increased by $31 million, or 3.9 percent, for the thirty-nine weeks ended October 30, 2010 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 22.4 percent for the thirteen weeks ended October 30, 2010, as compared with 22.6 percent in the corresponding prior-year period. SG&A, as a percentage of sales, remained flat at 22.8 percent for the thirty-nine weeks ended October 30, 2010, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $17 million and $34 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared with the corresponding prior-year periods.  This increase for the thirteen weeks and thirty-nine weeks ended October 30, 2010 principally reflects higher incentive compensation costs, partially offset by expense management efforts.

Depreciation and Amortization

Depreciation and amortization decreased by $2 million in the third quarter of 2010 to $27 million as compared with $29 million for the third quarter of 2009. Depreciation and amortization decreased by $6 million for the thirty-nine weeks ended October 30, 2010 to $79 million as compared with $85 million for the thirty-nine weeks ended October 31, 2009. The effect of foreign currency fluctuations was not significant for any of the periods presented. The decrease primarily reflects reduced depreciation and amortization resulting from store long-lived asset impairment charges recorded during the third quarter of 2009.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2010	2009	2010	2009
Interest expense	$3	$4	$10	$10
Interest income	(1)	(1)	(3)	(2)
Interest expense, net	$2	$3	$7	$8

The decrease in net interest expense for the thirteen and thirty-nine weeks ended October 30, 2010 as compared with the corresponding prior-year period primarily reflects income earned on higher cash and cash equivalents balances.

Income Taxes

The Company recorded income tax expense of $21 million and $55 million, an effective rate of 29.3 percent and 33.1 percent, for the thirteen weeks and thirty-nine weeks ended October 30, 2010, respectively.  For the thirteen weeks and thirty-nine weeks ended October 31, 2009, the Company recorded a tax benefit of $7 million and tax expense of $10 million, an effective rate of 50.7 percent and 29.9 percent, respectively. The effective rates for the thirteen weeks ended October 30, 2010 and October 31, 2009 reflect favorable settlements of tax examinations of $7 million and $1 million, respectively. Tax expense for the thirteen weeks ended October 31, 2009 also reflects the tax benefit of the impairment charges.  Excluding these items, the effective rate for the thirteen weeks and thirty-nine weeks ended October 30, 2010 increased as compared with the corresponding prior-year periods, reflecting a higher proportion of income earned in higher tax jurisdictions.

The Company currently expects its fourth quarter tax rate to approximate 37 percent, excluding any potential adjustments that may occur. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

For the thirteen weeks ended October 30, 2010, net income was $52 million, or $0.33 per diluted share; this compares with a loss of $6 million or $0.04 per diluted share for the corresponding prior-year period. Net income for the thirty-nine weeks ended October 30, 2010 was $112 million, or $0.72 per diluted share. This compares with net income of $25 million, or $0.16 per diluted share for the thirty-nine weeks ended October 31, 2009. Included in the thirteen and thirty-nine weeks ended October 31, 2009 are impairment charges totaling $22 million, after-tax, or $0.14 per diluted share. Included in the thirty-nine weeks ended October 31, 2009, is income from discontinued operations of $1 million, as a result of a favorable state tax examination attributable to the Company’s former Canadian businesses.

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

Management believes its cash, cash equivalents, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements. The Company’s management does not currently expect to borrow under the revolving credit facility in 2010. The Company may, from time to time, repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 16, 2010, the Company’s Board of Directors approved an extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million.

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

Net cash provided by operating activities from continuing operations was $121 million and $140 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. These amounts reflect net income adjusted for non-cash items and working capital changes. Included in the thirteen weeks and thirty-nine weeks ended October 31, 2009 are non-cash impairment charges totaling $36 million, of which $32 million was recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions and $4 million to write off software development costs. During the thirty-nine weeks ended October 30, 2010, the Company contributed $32 million to its U.S. and Canadian qualified pension plans as compared with $40 million in the corresponding prior-year period.  The change in merchandise inventory, net of the change in accounts payable, as compared with the corresponding prior-year period, represents inventory required to support the favorable sales trend.  During the thirty-nine weeks ended October 30, 2010, the Company paid $24 million to settle the liability associated with the terminated European net investment hedge, whereas in the corresponding prior-year period the Company terminated its interest rate swaps and received $19 million.

Net cash used in investing activities from continuing operations was $72 million and $59 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. Included in investing activities for the thirty-nine weeks ended October 30, 2010 is a $1 million gain related to the sales of lease interests in Europe. Included in investing activities for the thirty-nine weeks ended October 31, 2009 is a $1 million gain from insurance recoveries. Additionally, during the second quarter of 2009, the Company received $10 million, representing further liquidation of the Reserve International Liquidity Fund.  Capital expenditures were $73 million for the thirty-nine weeks ended October 30, 2010 as compared with $70 million in the corresponding prior-year period. The Company’s full year forecast for capital expenditures is $105 million, of which $75 million relates to the modernizations of existing stores and new store openings and $30 million for the development of information systems and other support facilities.

Net cash used in financing activities from continuing operations was $97 million and $71 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. During the thirty-nine weeks ended October 31, 2009, the Company purchased and retired $3 million of its 8.50 percent debentures payable in 2022.  The Company declared and paid dividends totaling $70 million for each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009. This represents a quarterly rate of $0.15 per share. The Company received proceeds from the issuance of common stock and treasury stock in connection with employee stock programs of $8 million and $2 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.  During the thirty-nine weeks ended October 30, 2010, the Company repurchased 2,510,000 shares of its common stock under the 2007 common share repurchase program for $36 million.  During the thirty-nine weeks ended October 30, 2010, in connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $1 million as a financing activity.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage and hour laws, including allegations concerning unpaid overtime, meal and rest breaks, and uniforms. In Pereira v. Foot Locker (United States District Court, E.D. Pennsylvania), one of the class actions, plaintiff alleged that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act. In September 2009, the court conditionally certified a nationwide collective action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 30, 2010.
Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
August 1, 2010 through August 28, 2010	35,390	$12.33	25,000	$230,307,263
August 29, 2010 through October 2, 2010	589,130	$13.35	585,000	$222,495,064
October 3, 2010 through October 30, 2010	525,000	$15.41	525,000	$214,406,176
	1,149,520	$14.26	1,135,000

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
FOOT LOCKER, INC.
Date: December 8, 2010	(Company)

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

101
The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.