Form 10-K
period 2011-01-29
FOOT LOCKER INC
filed 2011-03-28
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 21, 2011:	154,717,295
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 30, 2010, was approximately:	$1,617,588,691*
*	For purposes of this calculation only (a) all directors plus one executive officer and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2011: Parts III and IV.

PART I

Item 1.	Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletic footwear and apparel, operating 3,426 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 29, 2011. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, NY 10120. The Company intends to promptly disclose amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the Corporate Governance section of the Company’s corporate website.

Information Regarding Business Segments and Geographic Areas

The financial information concerning business segments, divisions and geographic areas is contained under the “Business Overview” and “Segment Information” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding sales, operating results and identifiable assets of the Company by business segment and by geographic area is contained under the Segment Information note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

The service marks and trademarks appearing on this page and elsewhere in this report (except for Nike, Inc., Alshaya Trading Co. W.L.L., and Northern Group) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 12,688 full-time and 25,319 part-time employees at January 29, 2011. The Company considers employee relations to be satisfactory.

Competition

Financial information concerning competition is contained under the “Business Risk” section in the Financial Instruments and Risk Management note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the Financial Instruments and Risk Management note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

Our inability to implement our strategic long range plan may have an adverse affect on our future results.

Our ability to successfully implement and execute our long range plan is dependent on many factors. Our strategies may require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel. If we cannot successfully execute our strategic growth initiatives or if the long range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected.

The industry in which we operate is dependent upon fashion trends, customer preferences, and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and athletic and licensed apparel as a fashion statement and are frequent purchasers. Any shift in fashion trends that would make athletic footwear or licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations. Both the NFL and NBA have collective bargaining agreements that are due to expire in the current year. The possibility of a strike of either one or both of these leagues may result in a decline of sales of licensed product as well as player endorsed footwear.

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

Our stores in the United States and Canada are located primarily in enclosed regional and neighborhood malls. Our sales are dependent, in part, on the volume of mall traffic. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, or public health concern that decreases the level of mall traffic, which affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by the overall poor economic conditions, as well as the closure of certain mall anchor tenants.

Several large landlords dominate the ownership of prime malls, particularly in the United States, and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of their financial condition or our relationships with these landlords would negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt the operations of our suppliers, our operations, our customers, or have an adverse effect on customer demand. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

A change in the relationship with any of our key vendors or the unavailability of our key products at competitive prices could affect our financial health.

Our business is dependent to a significant degree upon our ability to obtain exclusive product and the ability to purchase brand-name merchandise at competitive prices. In addition, our vendors provide volume discounts, cooperative advertising, and markdown allowances, as well as the ability to negotiate returns of excess or unneeded merchandise. We cannot be certain that such assistance from our vendors will continue in the future.

The Company purchased approximately 82 percent of its merchandise in 2010 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 63 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchase 46 to 81 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our vendors will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

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

A significant portion of our sales and operating income for 2010 were attributable to our operations in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States such as foreign customer preferences, political unrest, disruptions or delays in shipments, and changes in economic conditions in countries in which we operate. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which it is anticipated will become effective in 2011 and is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

The current global economic conditions have adversely affected, and may continue to adversely affect our business and results of operations.

The Company’s performance is subject to global economic conditions and the related impact on consumer spending levels. Some of the factors affecting consumer spending are employment, levels of consumer debt, reductions in net worth as a result of market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, and consumer confidence, as well as other macroeconomic factors. Consumer purchases of discretionary items, including merchandise we sell, generally decline during recessionary periods and other periods where disposable income is adversely affected and customers may be hesitant to use available credit. The downturn in the global economy may continue to affect customer purchases for the foreseeable future and may adversely impact our business, financial condition, and results of operations. In addition, declines in our profitability could result in a charge to earnings for the impairment of long-lived assets, goodwill and other intangible assets, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected.

Instability in the financial markets may adversely affect our business.

Uncertain economic conditions may constrain our ability to obtain credit. Domestic and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. Although we currently have a revolving credit agreement in place until 2013 and do not have any borrowings under it (other than amounts used for standby letters of credit), tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Additionally, our borrowing costs can be affected by independent rating agencies’ ratings, which are based largely on our performance as measured by credit metrics, including lease-adjusted leverage ratios.

In addition, instability in the financial markets may have a negative effect on businesses around the world, and the impact on our major suppliers cannot be predicted. The Company relies on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. We determine fair value based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our three-year plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. Similar to others in our industry, the recent macroeconomic conditions have affected our performance and it is difficult to predict how long these economic conditions will continue and which aspects of our business may be adversely affected. The continuation of these conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 29, 2011, our cash and cash equivalents totaled $696 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. The Company continually monitors the creditworthiness of its counterparties. At January 29, 2011, most of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

The trust which holds the assets of our U.S. pension plan has assets totaling $511 million at January 29, 2011. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

Our financial results may be adversely impacted by higher-than-expected tax rates or exposure to additional tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits.

A substantial portion of our cash and investments is invested outside of the U.S. As we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recent proposals to reform U.S. tax rules may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, which could adversely affect our effective tax rate. Any of these changes could have an adverse effect on our results of operations and financial condition.

In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate four distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the U.S., Canada, Australia, and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, the Company’s other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential customer information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

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

There is a possibility that regulations or legislation may be enacted in the United States along the lines of the proposed Employee Free Choice Act, which, if adopted or enacted, could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. It would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs, and standards. Therefore, this legislation or regulations could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position.

Health care reform could adversely affect our business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we conduct business.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively impact our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax rates could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in various litigation matters, including class actions and patent infringement claims, which arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor, and enhance our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock, and market confidence in our reported financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2010 were approximately 12.64 and 7.54 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.4 million square feet. Three of the four distribution centers are located in the United States and one is in the Netherlands.

Item 3.	Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the “Legal Proceedings” note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.	[Removed and Reserved]

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 28, 2011, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Ken C. Hicks
President and Chief Executive Officer — Foot Locker, Inc. — International	Ronald J. Halls
President and Chief Executive Officer — Foot Locker U.S., Lady Foot Locker, Kids Foot Locker and Footaction	Richard A. Johnson
Executive Vice President and Chief Financial Officer	Robert W. McHugh
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President — Chief Information Officer	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President — Strategic Planning	Lauren B. Peters
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President, Treasurer and Investor Relations	John A. Maurer

Ken C. Hicks, age 58, has served as Chairman of the Board since January 31, 2010 and President and Chief Executive Officer since August 17, 2009. Mr. Hicks served as President and Chief Merchandising Officer of J.C. Penney Company, Inc. (“JC Penney”) from 2005 through 2009. He was President and Chief Operating Officer of Stores and Merchandise Operations of JC Penney from 2002 through 2004, and he served as President of Payless ShoeSource, Inc. from 1999 to 2002. Mr. Hicks is also a director of Avery Dennison Corporation.

Ronald J. Halls, age 57, has served as President and Chief Executive Officer of Foot Locker, Inc. —  International since October 2006. He served as President and Chief Executive Officer of Champs Sports, an operating division of the Company, from February 2003 to October 2006 and as Chief Operating Officer of Champs Sports from February 2000 to February 2003.

Richard A. Johnson, age 53, has served as President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction since January 2010. He served as President and Chief Executive Officer of Foot Locker Europe, an operating division of the Company, from August 2007 to January 2010; President and Chief Executive Officer of Footlocker.com/Eastbay, an operating division of the Company, from April 2003 to August 2007 and President and Chief Operating Officer of Footlocker.com/Eastbay from July 2000 to April 2003.

Robert W. McHugh, age 52, has served as Executive Vice President and Chief Financial Officer since May 2009. He served as Senior Vice President and Chief Financial Officer from November 2005 through April 2009. He served as Vice President and Chief Accounting Officer from January 2000 to November 2005.

Gary M. Bahler, age 59, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 55, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 56, has served as Senior Vice President — Chief Information Officer since February 2011. He served as Senior Vice President, Chief Information Officer and Investor Relations from September 2006 to February 2011; and as Vice President — Investor Relations and Treasurer from October 2001 to September 2006.

Giovanna Cipriano, age 41, has served as Senior Vice President and Chief Accounting Officer since May 2009. Ms. Cipriano served as Vice President and Chief Accounting Officer from November 2005 through April 2009. She served as Divisional Vice President, Financial Controller from June 2002 to November 2005.

Lauren B. Peters, age 49, has served as Senior Vice President — Strategic Planning since April 2002. Ms. Peters served as Vice President — Planning from January 2000 to April 2002.

Laurie J. Petrucci, age 52, has served as Senior Vice President — Human Resources since May 2001.

John A. Maurer, age 51, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011. He served as Divisional Vice President and Assistant Treasurer from April 2006 to September 2006 and as Assistant Treasurer from April 2002 to April 2006.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. In addition, the stock is traded on the Cincinnati stock exchange. At January 29, 2011, the Company had 19,286 shareholders of record owning 154,620,118 common shares. During each of the quarters of 2010 and 2009, the Company declared dividends of $0.15 per share. The following table sets forth, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2010		2009
	High	Low	High	Low
1st Quarter	$16.76	$11.30	$12.29	$7.09
2nd Quarter	15.79	12.27	12.95	9.38
3rd Quarter	16.09	11.59	12.31	9.91
4th Quarter	20.08	15.63	12.55	9.46

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended January 29, 2011.

Date Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
Oct. 31, 2010 through Nov. 27, 2010	—	$—	—	$214,406,176
Nov. 28, 2010 through Jan. 1, 2011	615,000	19.38	615,000	$202,484,858
Jan. 2, 2011 through Jan. 29, 2011	90,000	19.75	90,000	$200,707,001
	705,000	$19.43	705,000

(1)	On February 16, 2010, the Company’s Board of Directors approved the extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million. During 2010, the Company repurchased 3,215,000 shares of common stock at a cost of approximately $50 million. The Company repurchased 705,000 shares of common stock during the fourth quarter at a cost of approximately $14 million.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell 2000 Index.

Item 6.	Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2010	2009	2008	2007	2006(1)
Summary of Continuing Operations
Sales	$5,049	4,854	5,237	5,437	5,750
Gross margin	1,516	1,332	1,460	1,420	1,736
Selling, general, and administrative expenses	1,138	1,099	1,174	1,176	1,163
Impairment and other charges	10	41	259	128	17
Depreciation and amortization	106	112	130	166	175
Interest expense, net	9	10	5	1	3
Other income	(4)	(3)	(8)	(1)	(14)
Income (loss) from continuing operations	169	47	(79)	43	247
Cumulative effect of accounting change(2)	—	—	—	—	1
Basic earnings per share from continuing operations	1.08	0.30	(0.52)	0.29	1.59
Basic earnings per share from cumulative effect of accounting change(2)	—	—	—	—	0.01
Diluted earnings per share from continuing operations	1.07	0.30	(0.52)	0.28	1.58
Diluted earnings per share from cumulative effect of accounting change(2)	—	—	—	—	—
Common stock dividends declared per share	0.60	0.60	0.60	0.50	0.40
Weighted-average common shares outstanding (in millions)	155.7	156.0	154.0	154.0	155.0
Weighted-average common shares outstanding assuming dilution (in millions)	156.7	156.3	154.0	155.6	156.8
Financial Condition
Cash, cash equivalents, and short-term investments	$696	589	408	493	470
Merchandise inventories	1,059	1,037	1,120	1,281	1,303
Property and equipment, net	386	387	432	521	654
Total assets	2,896	2,816	2,877	3,243	3,249
Long-term debt and obligations under capital leases	137	138	142	221	234
Total shareholders’ equity	2,025	1,948	1,924	2,261	2,295
Financial Ratios
Operating profit (loss) as a % of sales	5.2%	1.6	(2.0)	(0.9)	6.6
Earnings before interest and taxes	$266	83	(95)	(49)	395
Income (loss) from continuing operations as a % of sales	3.3%	1.0	(1.5)	0.8	4.3
Return on assets (ROA)	5.9%	1.7	(2.6)	1.3	7.5
Net debt capitalization percent(3)	39.0%	43.0	46.7	45.1	44.4
Current ratio	4.0	4.1	4.2	4.0	3.9
Sales per average gross square foot(4)	$360	333	350	352	372
Other Data
Capital expenditures	$97	89	146	148	165
Number of stores at year end	3,426	3,500	3,641	3,785	3,942
Total selling square footage at year end (in millions)	7.54	7.74	8.09	8.50	8.74
Total gross square footage at year end (in millions)	12.64	12.96	13.50	14.12	14.55

(1)	2006 represents the 53 weeks ended February 3, 2007.
(2)	2006 relates to the adoption of authoritative accounting guidance for share-based compensation.
(3)	Represents total debt, net of cash, cash equivalents, and short-term investments and includes the effect of interest rate swaps. The effect of interest rate swaps increased/(decreased) debt by $17 million, $18 million, $19 million, $4 million, and $(4) million, at January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008, and February 3, 2007, respectively. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.
(4)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment reflects CCS and Footlocker.com, Inc., which sells, through its affiliates, including Eastbay, Inc., to customers through catalogs, mobile devices, and Internet websites.

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, its direct-to-customers business. Through various marketing channels, including broadcast, digital, print, and sponsorships of various sporting events, the Company reinforces its image with a consistent message- namely, that it is the destination store for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

	At January 30, 2010	Opened	Closed	At January 29, 2011
Foot Locker	1,911	27	43	1,895
Lady Foot Locker	415	—	37	378
Kids Foot Locker	301	5	12	294
Champs Sports	552	1	13	540
Footaction	319	—	12	307
CCS	2	10	—	12
Total Athletic Stores	3,500	43	117	3,426

Athletic Stores

The Company operates 3,426 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — “Sneaker Central” — Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Its 1,895 stores are located in 21 countries including 1,144 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 129 in Canada, 529 in Europe, and a combined 93 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker — “The Place for Her” — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for active women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of apparel designed for a variety of activities, including running, walking, training, and fitness. Its 378 stores are located in the United States, Puerto Rico, and the U.S. Virgin Islands, and have an average of 1,300 selling square feet.

Kids Foot Locker —  “Where Kids Come First” — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 294 stores are located in the United States, Puerto Rico, and the U.S. Virgin Islands and have an average of 1,400 selling square feet.

Champs Sports —  “Official Providers of Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 540 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,500 selling square feet.

Footaction —  “Head to Toe Sport Inspired Style” — Footaction is a national athletic footwear and apparel retailer. The primary customers are young males that seek street-inspired athletic styles. Its 307 stores are located throughout the United States and Puerto Rico and focus on marquee footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

CCS —  “Largest Deck Selection” — CCS serves the needs of the 10-18 year old skateboard enthusiast while maintaining credibility with core skaters of all ages. This format complements the CCS catalog and internet business, which was acquired in November 2008. During 2009, the Company opened two stores under the banner of CCS. This concept was expanded to 12 stores in 2010, all of which are located in the United States and average 1,700 selling square feet.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through catalogs and its Internet websites. Eastbay, one of the affiliates, is among the largest direct marketers in the United States, providing the high school athlete with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise. In 2008, the Company purchased CCS, an Internet and catalog retailer of skateboard equipment, apparel, footwear, and accessories targeted primarily to teenaged boys. The retail store operations of CCS are included in the Athletic Stores segment. The Direct-to-Customers segment operates the website for eastbay.com, final-score.com, and teamsales.eastbay.com. Additionally this segment operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

Franchise Operations

In March of 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., in which the Company agreed to enter into separate license agreements for the operation of Foot Locker stores located within the Middle East, subject to certain restrictions. Additionally, in March 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of Korea. A total of 26 franchised stores were operating at January 29, 2011. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Overview of Consolidated Results

The Company recorded net income from continuing operations of $169 million or $1.07 per diluted share for 2010; this compares with $47 million or $0.30 per diluted share for the prior-year period. Other highlights include:

•	Sales increased by 4.0 percent and comparable-store sales increased by 5.8 percent as compared with the corresponding prior-year period.
•	Gross margin increased 260 basis points in 2010 as compared with 2009. Included in cost of sales for 2009 is a $14 million charge to reserve for inventory as the Company began its transition to a new apparel strategy.
•	The Company recorded a charge of $10 million in 2010 to impair the CCS tradename intangible asset due to the lower projected revenues for this division. Included in 2009 are impairment charges totaling $36 million, of which $32 million was recorded to impair store long-lived assets within the Athletic Stores segment and $4 million related to a write-off of certain software development costs within the Direct-to-Customers segment.
•	The Company recorded a $2 million gain in 2010 on the settlement on its money-market investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”). During 2008, the Company had recognized an impairment loss of $3 million representing the decreased value of the underlying securities of Lehman Brothers held in the Fund. These amounts were recorded with no tax expense or benefit.

Other highlights include:

•	Cash and cash equivalents at January 29, 2011 were $696 million, representing an increase of $114 million.
•	Cash flow provided from operations was $326 million, which included the payment on the settlement of the net investment hedge of $24 million and qualified pension contribution totaling $32 million. The funded status of the qualified plans improved to 93 percent as compared with 87 percent in 2009.
•	Dividends totaling $93 million were declared and paid. Effective with the first quarter 2011 dividend payment, the dividend was increased by 10 percent to $0.165 per share.

In March 2010, the Company announced a new strategic plan, which includes a series of operating initiatives and long-term financial objectives. We consider the following financial objectives in assessing our performance pursuant to the strategic plan:

•	Sales of $6 billion
•	Sales per gross square foot of $400
•	EBIT margin of 8 percent
•	Net income margin of 5 percent
•	Return on Invested Capital of 10 percent

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for 2010 as compared with 2009 and is useful in assessing the Company’s progress in achieving its long-term financial objectives noted above. The following represents a reconciliation of the non-GAAP measures:

	2010	2009	2008
	(in millions)
Pre-tax income:
Income (loss) from continuing operations before income taxes – Reported	$257	$73	$(100)
Pre-tax amounts excluded from GAAP
Impairment of goodwill and other intangible assets	10	—	169
Impairment of assets	—	36	67
Reorganization costs	—	5	—
Store closing program	—	—	5
Money market impairment	—	—	3
Northern Group note impairment	—	—	15
Impairment and other charges	10	41	259
Inventory reserve – recorded within cost of sales	—	14	—
Money market realized gain – recorded within other income	(2)	—	—
Total pre-tax amounts excluded	$8	$55	$259
Income (loss) from continuing operations before income taxes – Adjusted	$265	$128	$159
Calculation of EBIT:
Income (loss) from continuing operations before income taxes – Reported	$257	$73	$(100)
Interest expense, net	9	10	5
EBIT	$266	$83	$(95)
EBIT margin %	5.3%	1.7%	(1.8%)
Income (loss) from continuing operations before income taxes – Adjusted	$265	$128	$159
Interest expense, net	9	10	5
Adjusted EBIT	$274	$138	$164
Adjusted EBIT margin %	5.4%	2.8%	3.1%

Reconciliation of the non-GAAP measures, continued:

	2010	2009	2008
	(in millions, except per share amounts)
After-tax income:
Income (loss) from continuing operations – Reported	$169	$47	$(79)
After-tax amounts excluded	4	34	185
Canadian tax rate changes excluded	—	4	—
Income (loss) from continuing operations after-tax – Adjusted	$173	$85	$106
Net income margin %	3.3%	1.0%	(1.5%)
Adjusted Net income margin %	3.4%	1.8%	2.0%
Diluted earnings per share:
Income (loss) from continuing operations – Reported	$1.07	$0.30	$(0.52)
Impairment and other charges	0.04	0.16	1.20
Inventory reserve	—	0.06	—
Money-market realized gain	(0.01)	—	—
Canadian tax rate changes	—	0.02	—
Income from continuing operations – Adjusted	$1.10	$0.54	$0.68

When assessing Return on Invested Capital (“ROIC”), the Company adjusts its results to reflect its operating leases as if they qualified for capital lease treatment. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the presentation of these leases as capital leases is appropriate. Accordingly, the asset base and net income amounts in the calculation of ROIC are adjusted to reflect this. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation. The closest GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA increased to 5.9 percent as compared with 1.7 percent in the prior year reflecting the Company’s overall strong performance in 2010.

	2010	2009	2008
ROA(1)	5.9%	1.7%	(2.6%)
ROIC %(2)	8.3%	5.3%	5.4%

(1)	Represents income (loss) from continuing operations of $169 million, $47 million, and $(79) million divided by average total assets of $2,856 million, $2,847 million, and $3,060 million for 2010, 2009, and 2008, respectively.
(2)	See below for the calculation of ROIC.

	2010	2009	2008
	(in millions)
Adjusted EBIT	$274	$138	$164
+ Rent expense less depreciation on capitalized operating leases(3)	156	156	162
- Adjusted income tax expense(3)	(153)	(104)	(114)
= Adjusted return after taxes	$277	$190	$212
Average total assets	$2,856	$2,847	$3,060
- Average cash, cash equivalents and short-term investments	(642)	(499)	(451)
- Average non-interest bearing current liabilities	(461)	(425)	(464)
- Average merchandise inventories	(1,048)	(1,079)	(1,201)
+ Average estimated asset base of capitalized operating leases(3)	1,443	1,500	1,580
+ 13-month average merchandise inventories	1,177	1,268	1,378
= Average invested capital	$3,325	$3,612	$3,902
ROIC %	8.3%	5.3%	5.4%
(3)	The determination of the capitalized assets and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. The adjusted income tax expense represents the tax on adjusted pre-tax return.

The following table represents a summary of sales and operating results, reconciled to income (loss) from continuing operations before income taxes.

	2010	2009	2008
	(in millions)
Sales
Athletic Stores	$4,617	$4,448	$4,847
Direct-to-Customers	432	406	390
	$5,049	$4,854	$5,237
Operating Results
Athletic Stores(1)	$329	$114	$(59)
Direct-to-Customers(2)	30	32	43
	359	146	(16)
Restructuring income(3)	—	1	—
Division profit (loss)	359	147	(16)
Less: Corporate expense(4)	97	67	87
Operating profit (loss)	262	80	(103)
Other income(5)	4	3	8
Earnings before interest expense and income taxes	266	83	(95)
Interest expense, net	9	10	5
Income (loss) from continuing operations before income taxes	$257	$73	$(100)

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment, and store closing costs related to the Company’s U.S. operations.
(2)	Included in the results for the year ended January 29, 2011 is a non-cash impairment charge of $10 million to write-down the CCS tradename intangible asset. Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the year ended January 30, 2010, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination.
(4)	During the fourth quarter of 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker, and Footaction businesses in addition to reducing corporate staff, resulting in a $5 million charge. Included in corporate expense for the year ended January 31, 2009 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, for the year ended January 31, 2009 the Company recorded a $15 million impairment charge on the Northern Group note receivable.
(5)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Included in the year ended January 29, 2011 is a $2 million gain to reflect the Company’s settlement of its investment in the Reserve International Liquidity Fund.

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

Sales increased to $5,049 million, or by 4.0 percent as compared with 2009. Excluding the effect of foreign currency fluctuations, sales increased 4.6 percent as compared with 2009. Comparable-store sales increased by 5.8 percent.

Sales of $4,854 million in 2009 decreased by 7.3 percent from sales of $5,237 million in 2008. Excluding the effect of foreign currency fluctuations, sales declined 6.1 percent as compared with 2008. Comparable-store sales decreased by 6.3 percent.

Gross Margin

Gross margin as a percentage of sales was 30.0 percent in 2010 increasing 260 basis points as compared with 2009. In 2009, the Company recorded a $14 million inventory reserve on certain aged apparel as part of its new apparel strategy. Excluding this charge, gross margin would have increased by 230 basis points as compared with 2009. This increase reflected an increase of 150 basis points in the merchandise margin rate reflecting lower markdowns as the Company was less promotional during the year as compared with the prior year. Lower vendor allowances during the current year, reflecting the overall lower promotional activity, negatively affected gross margin by 10 basis points. The increase in the gross margin also reflected a decrease of 80 basis points in the occupancy and buyers salary expense rate reflecting improved leverage and expense reductions.

Gross margin as a percentage of sales was 27.4 percent in 2009 decreasing 50 basis points as compared with 2008. The decrease in the gross margin reflected an increase of 30 basis points in the merchandise margin rate due to lower markdowns, offset by an 80 basis point increase in the occupancy rate due to lower sales. Vendor allowances were essentially the same as compared with 2008 and did not significantly affect the gross margin rate. Excluding the $14 million inventory reserve recorded in 2009, gross margin would have declined by 20 basis points as compared with 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $39 million to $1,138 million in 2010, or by 3.5 percent, as compared with 2009. SG&A as a percentage of sales decreased to 22.5 percent as compared with 22.6 percent in 2009, due to expense management and the increase in sales. Excluding the effect of foreign currency fluctuations in 2010, SG&A increased by $47 million. This increase primarily reflects higher incentive compensation costs totaling $45 million, partially offset by expense management efforts.

SG&A expenses decreased by $75 million to $1,099 million in 2009, or by 6.4 percent, as compared with 2008. SG&A as a percentage of sales increased to 22.6 percent as compared with 22.4 percent in 2008, due to the decline in sales. Excluding the effect of foreign currency fluctuations in 2009, SG&A decreased by $64 million. This decrease reflects lower divisional expenses primarily due to operating fewer stores and compensation expense, offset, in part, by increased pension expense of $13 million.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense increased by $30 million to $97 million in 2010 as compared with 2009. Depreciation and amortization included in corporate expense was $12 million in 2010 and $13 million in 2009. Incentive compensation costs included within corporate expense represent an increase of $29 million as a result of the Company’s outperformance as compared with plan. Additionally, 2009 included a $5 million charge related to the reorganization of its operations and corporate staff reductions.

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

Depreciation and Amortization

Depreciation and amortization of $106 million decreased by 5.4 percent in 2010 from $112 million in 2009. This decrease primarily reflects reduced depreciation and amortization resulting from store long-lived asset impairment charges recorded in 2009. Additionally, foreign currency fluctuations reduced depreciation and amortization expense by $1 million.

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

Interest Expense, Net

	2010	2009	2008
	(in millions)
Interest expense	$14	$13	$16
Interest income	(5)	(3)	(11)
Interest expense, net	$9	$10	$5
Weighted-average interest rate (excluding fees):
Long-term debt	7.6%	7.3%	6.2%

Interest expense of $14 million increased by $1 million as compared with 2009. The increase in interest expense primarily relates to higher fees associated with the revolving credit facility. Interest expense in 2010 includes $1 million in amortization of the gain realized from the termination of the interest rate swap. The Company did not have any short-term borrowings for any of the periods presented. Interest income of $5 million increased from $3 million in 2009 primarily reflecting income earned on higher cash and cash equivalent balances.

Interest expense of $13 million in 2009 decreased by $3 million as compared with 2008. The decrease in interest expense primarily relates to the termination of the cross currency swaps, which represented expense of $3 million in 2008, as well as lower average debt outstanding during 2009. Interest expense in 2009 was also reduced by $1 million, reflecting the effect of the amortization of the gain realized from the termination of the interest rate swap. This was offset, in part, by higher fees associated with the revolving credit facility. Interest income of $3 million in 2009 declined from $11 million in 2008 primarily due to lower interest rates received on its cash, cash equivalents and short-term investments.

Other Income

Other income was $4 million, $3 million, and $8 million for 2010, 2009, and 2008, respectively. For 2010, other income includes a $2 million gain to reflect the settlement of the Reserve International Liquidity Fund money-market investment, as well as royalty income from the Company’s franchising agreements and gains on lease terminations related to certain lease interests in Europe. For 2009, other income includes $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income partially offset by foreign currency option contract premiums of $1 million. Other income in 2008 primarily reflects a $4 million net gain related to the Company’s foreign currency options contracts and a $3 million gain on lease terminations related to two lease interests in Europe.

Income Taxes

The effective tax rate for 2010 was 34.3 percent, as compared with 36.0 percent in 2009. The effective tax rate decreased primarily due to a benefit of $7 million from a favorable tax settlement. This benefit was offset in part by a $4 million charge recorded in the fourth quarter to correct a historical error in the calculation of income taxes on amounts included in accumulated other comprehensive loss pertaining to the Company’s Canadian pension plans. The Company determined that this amount was not material to any previously issued financial statements or to the current period; accordingly it was corrected in 2010. Additionally, the 2009 effective rate included Canadian provincial tax rate changes that resulted in a $4 million expense arising from a reduction in the value of the Company’s net deferred tax assets. Excluding these items, the effective rate increased as compared with the prior year reflecting a higher proportion of income earned in higher tax jurisdictions.

The effective tax rate for 2009 was an expense of 36.0 percent, as compared with a benefit of 20.8 percent in 2008. The effective tax rate changed primarily due to impairment charges in 2008, which created an overall book loss, coupled with the effect of an impairment of goodwill, a portion of which was not deductible for tax purposes, as well as 2009 Canadian provincial tax rate changes that resulted in a $4 million charge for reduction in the value of the Company’s net deferred tax assets.

Segment Information

The Company’s two reportable segments, Athletic Stores and Direct-to-Customers, are based on its method of internal reporting. The Company evaluates performance based on several factors, the primary financial measure of which is division results. Division profit (loss) reflects income (loss) from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense. Sales and division results for the Company’s reportable segments for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 are presented below.

Athletic Stores

	2010	2009	2008
	(in millions)
Sales	$4,617	$4,448	$4,847
Division profit (loss)	$329	$114	$(59)
Division profit (loss) margin	7.1%	2.6%	(1.2)%
Number of stores at year end	3,426	3,500	3,641
Selling square footage (in millions)	7.54	7.74	8.09
Gross square footage (in millions)	12.64	12.96	13.50
Sales per average gross square foot	$360	$333	$350

2010 compared with 2009

Athletic Stores sales of $4,617 million increased 3.8 percent in 2010, as compared with $4,448 million in 2009. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 4.4 percent in 2010. Comparable-store sales for the Athletic Stores segment increased 5.7 percent as compared with the prior year. The Company’s U.S. operations sales increased 3.9 percent reflecting meaningful increases in all formats, except for Lady Foot Locker. Lady Foot Locker was negatively affected by the lower demand for certain styles, in particular toning. Excluding the effect of foreign currency fluctuations, international sales increased 5.5 percent in 2010 as compared with 2009. Foot Locker Europe’s sales reflected strong increases in men’s footwear and apparel.

Athletic Stores reported a division profit of $329 million in 2010 as compared with $114 million in 2009. The 2009 results included impairment charges totaling $32 million, which were recorded to write down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions for 787 stores. Additionally, in 2009 the Company recorded a $14 million inventory reserve on certain aged apparel. Excluding these charges, division profit increased by $169 million as compared with the corresponding prior-year period. This increase reflects division profit gains in both the Company’s domestic and international operations. Foreign currency fluctuations negatively affected division profit by approximately $4 million as compared with the corresponding prior-year period.

2009 compared with 2008

Athletic Stores sales of $4,448 million decreased 8.2 percent in 2009, as compared with $4,847 million in 2008. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment decreased by 7.0 percent in 2009. Comparable-store sales for the Athletic Stores segment declined 6.2 percent as compared with 2008. The decline in sales for the year ended January 30, 2010 was primarily related to the domestic operations as the result of a decline in mall traffic and consumer spending in general. Excluding the effect of foreign currency fluctuations, sales in Europe increased low single digits in 2009 as compared with 2008.

Athletic Stores reported a division profit of $114 million in 2009 as compared with a loss of $59 million in 2008. Included in the results are impairment and other charges of $46 million and $241 million in 2009 and 2008, respectively. The 2009 results included impairment charges totaling $32 million and a $14 million inventory reserve on certain aged apparel. The 2008 results included a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment, and store closing costs related to the Company’s U.S. operations. Excluding these charges, division profit decreased $22 million in 2009 as compared with the corresponding prior-year period, which relates primarily to the domestic businesses. Excluding the effect of foreign currency fluctuations, division profit of international operations was essentially flat as compared with the corresponding prior-year period.

Direct-to-Customers

	2010	2009	2008
	(in millions)
Sales	$432	$406	$390
Division profit	$30	$32	$43
Division profit margin	6.9%	7.9%	11.0%

2010 compared with 2009

Direct-to-Customers sales increased 6.4 percent to $432 million in 2010, as compared with $406 million in 2009. Effective with the first quarter of 2010, CCS internet and catalog sales have been included in the computation of comparable-store sales. Internet sales increased by 9.0 percent to $375 million, as compared with 2009 reflecting a strong sales performance through the Company’s store banner websites, which benefited from improved functionality and more compelling product assortments. Catalog sales decreased by 8.1 percent to $57 million in 2010 from $62 million in 2009. Management believes that the decrease in catalog sales is the result of the continuing trend of customers browsing and selecting products through its catalogs and then making their purchases via the Internet.

The Direct-to-Customers business generated division profit of $30 million in 2010, as compared with $32 million in 2009. Division profit, as a percentage of sales, was 6.9 percent in 2010 and 7.9 percent in 2009. Included in the 2010 division profit is a $10 million impairment charge, which was recorded to write down CCS intangible assets, specifically the non-amortizing tradename. The impairment was primarily the result of reduced revenue projections. Included in 2009 division profit is a $4 million impairment charge, which was recorded to write off certain software development costs as a result of management’s decision to terminate the project. Excluding these charges, division profit increased by $4 million as compared with the prior year.

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

Liquidity and Capital Resources

Liquidity

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases.

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

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. In 2010 and 2009, the Company purchased approximately 82 percent of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 63 percent in 2010 and 68 percent in 2009 was purchased from one vendor — Nike, Inc.

Planned capital expenditures for 2011 are approximately $153 million, of which $116 million relates to modernizations of existing stores and the planned opening of 60 new stores, and $37 million is allocated for the development of information systems and other support facilities. In addition, planned lease acquisition costs related to the Company’s operations in Europe are $7 million. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

Cash Flow

Operating activities from continuing operations provided cash of $326 million in 2010 as compared with $346 million in 2009. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. Non-cash impairment and other charges were $10 million and $36 million for the years ending January 29, 2011 and January 30, 2010, respectively. The Company recorded a $10 million impairment charge in 2010 related to its CCS tradename. The 2009 charges totaled $36 million, comprised of $32 million to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions and $4 million to write off software development costs. During 2010, the Company contributed $32 million to its U.S. and Canadian qualified pension plans as compared with $100 million contributed in 2009. The change in merchandise inventory, net of the change in accounts payable, as compared with the prior-year period, represents inventory required to support the favorable sales trend. During 2010, the Company paid $24 million to settle the liability associated with the terminated European net investment hedge, whereas in the prior-year period the Company terminated its interest rate swaps and received $19 million.

Operating activities from continuing operations provided cash of $346 million in 2009 as compared with $383 million in 2008. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. During 2009, the Company recorded non-cash impairment and other charges of $36 million primarily related to impairment of store-level assets in the domestic operations. Merchandise inventories represented a $111 million source of cash in 2009 as inventory purchases were reduced to keep inventory levels in line with sales as well as reflecting the effect of the store closings. During 2009, the Company contributed $100 million to its U.S. and Canadian qualified pension plans as compared with $6 million contributed in 2008. Additionally, during 2009 the Company terminated its interest rate swaps for a gain of $19 million. The other changes primarily reflect the timing of February 2010 rent payments, which totaled $34 million and were due and paid in 2010 as compared with the February 2009 rent payments that were due and paid in 2008, as well as income tax refunds of $32 million.

Net cash used in investing activities of the Company’s continuing operations was $87 million in 2010 as compared with $72 million used in investing activities in 2009. During 2010, the Company received $9 million from the Reserve International Liquidity Fund representing further redemptions. Capital expenditures were $97 million primarily related to store remodeling and to the development of information systems and other support facilities, representing an increase of $8 million as compared with the prior year.

Net cash used in investing activities of the Company’s continuing operations was $72 million in 2009 as compared with $272 million used in investing activities in 2008. During 2009, the Company received $16 million from the Reserve International Liquidity Fund representing further redemptions. Capital expenditures were $89 million, primarily related to store remodeling and to the development of information systems and other support facilities, representing a decrease of $57 million as compared with the prior year. The Company made a strategic decision to conserve cash in 2009 and, therefore, reduced capital spending, focusing on projects that improved the customer experience. The net cash used in investing activities in 2008 reflected the acquisition of CCS for $106 million.

Net cash used in financing activities of continuing operations was $127 million in 2010 as compared with $94 million in 2009. During 2010, the Company repurchased 3,215,000 shares of its common stock under its common share repurchase program for $50 million. Additionally, the Company declared and paid dividends totaling $93 million and $94 million in 2010 and 2009, respectively, representing a quarterly rate of $0.15 per share in both 2010 and 2009. On February 15, 2011, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.165 per share, which represents an increase of 10 percent. During 2010 and 2009, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $10 million and $3 million, respectively. During 2010, in connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $3 million as a financing activity.

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

Capital Structure

Credit Agreement

On March 20, 2009, the Company entered into a new credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013. The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances. The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the 2009 Credit Agreement), and the Company’s projected fixed charge coverage ratio, which is a Non-GAAP financial ratio determined pursuant to the 2009 Credit Agreement designed as a measure of the Company’s ability to meet current and future obligations (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments), is at least 1.1 to 1.0. The Company’s management does not currently expect to borrow under the facility in 2011.

Credit Rating

As of March 28, 2011, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB- and Ba3, respectively. Additionally, Moody’s Investors Service has rated the Company’s senior unsecured notes B1.

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

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2010	2009
	(in millions)
Long-term debt	$137	$138
Present value of operating leases	1,852	1,923
Total debt including the present value of operating leases	1,989	2,061
Less:
Cash and cash equivalents	696	582
Short-term investments	—	7
Total net debt including the present value of operating leases	1,293	1,472
Shareholders’ equity	2,025	1,948
Total capitalization	$3,318	$3,420
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases	39.0%	43.0%

The Company increased cash, cash equivalents, and short-term investments by $107 million during 2010 reflecting strong cash flow generation from operating activities. Additionally, the present value of the operating leases decreased by $71 million as compared with the prior year. This decrease represents the effect of the store closures, offset, in part, by lease renewals and the effect of foreign currency translation. Including the present value of operating leases, the Company’s net debt capitalization percent decreased 400 basis points in 2010.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 29, 2011:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Long-term debt(1)	$241	$11	$22	$22	$186
Operating leases(2)	2,418	481	781	560	596
Other long-term liabilities(3)	1	1	—	—	—
Total contractual cash obligations	$2,660	$493	$803	$582	$782

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however it excludes the unamortized gain of the interest rate swap of $17 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at January 29, 2011 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table represents the Company’s 2011 Canadian qualified plan contributions of $1 million. Other than this liability, other amounts (including the Company’s unrecognized tax benefits of $62 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	2 – 3 Years	3 – 5 Years	After 5 Years
	(in millions)
Unused line of credit(4)	$199	$—	$199	$—	$—
Standby letters of credit	1	—	1	—	—
Purchase commitments(5)	1,660	1,660	—	—	—
Other(6)	32	15	15	2	—
Total commercial commitments	$1,892	$1,675	$215	$2	$—

(4)	Represents the unused domestic lines of credit pursuant to the Company’s $200 million revolving credit agreement. The Company’s management currently does not expect to borrow under the facility in 2011.
(5)	Represents open purchase orders, as well as other commitments for merchandise purchases, at January 29, 2011. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.
(6)	Represents payments required by non-merchandise purchase agreements.

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

Critical Accounting Policies

Management’s responsibility for integrity and objectivity in the preparation and presentation of the Company’s financial statements requires diligent application of appropriate accounting policies. Generally, the Company’s accounting policies and methods are those specifically required by U.S. generally accepted accounting principles. Included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the Company’s most significant accounting policies. In some cases, management is required to calculate amounts based on estimates for matters that are inherently uncertain. The Company believes the following to be the most critical of those accounting policies that necessitate subjective judgments.

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

Significant judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. The failure to take permanent markdowns on a timely basis may result in an overstatement of cost under the retail inventory method. The decision to take permanent markdowns includes many factors, including the current environment, inventory levels, and the age of the item. Management believes this method and its related assumptions, which have been consistently applied, to be reasonable.

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 20 basis points to the 2010 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and were not significant to the 2010 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Cooperative reimbursements amounted to approximately 24 percent and 11 percent of total advertising and catalog costs, respectively, in 2010. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold and were not significant in 2010.

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

Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values of purchased intangible assets are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The Company’s review of goodwill did not result in any impairment charges for the years ended January 29, 2011 and January 30, 2010 as the fair value of each of the reporting units substantially exceeds its carrying value. In 2010, the Company recorded a $10 million impairment charge related to its CCS tradename, primarily as a result of reduced revenue projections for this business.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 6 to 8 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 4 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options. The Company may elect to use different assumptions under the Black-Scholes option pricing model in the future if there is a difference between the assumptions used and the actual factors that become known over time.

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

Long-Term Rate of Return Assumption — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2010 pension expense was 7.22 percent. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2010 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of its inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The discount rate selected to measure the present value of the Company’s U.S. benefit obligations at January 29, 2011 was derived using a cash flow matching method whereby the Company matches the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations at January 29, 2011 was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2010 benefit obligations related to the Company’s pension and postretirement plans were 4.98 percent and 4.60 percent, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation of the pension plans at January 29, 2011 by approximately $29 million, while the effect on the postretirement plan would not have been significant. Such a decrease would not have significantly changed 2010 pension expense or postretirement income.

There is limited risk to the Company for increases in health care costs related to the postretirement plan as, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs. A one percent change in the assumed health care cost trend rate would change the SERP Medical Plan’s accumulated benefit obligation by approximately $1 million.

The Company expects to record postretirement income of approximately $5 million and pension expense of approximately $20 million in 2011.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s three-year strategic plans. A one percent change in the Company’s overall statutory tax rate for 2010 would have resulted in an $8 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether such tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2011 effective tax rate to approximate 37 percent. The actual rate will primarily depend upon the percentage of the Company’s income earned in the United States as compared with international operations.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute effectively its strategic plan and its business plans with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding interest rate risk management and foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 28, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009	2008
	(in millions, except per share amounts)
Sales	$5,049	$4,854	$5,237
Cost of sales	3,533	3,522	3,777
Selling, general and administrative expenses	1,138	1,099	1,174
Depreciation and amortization	106	112	130
Impairment and other charges	10	41	259
Interest expense, net	9	10	5
Other income	(4)	(3)	(8)
	4,792	4,781	5,337
Income (loss) from continuing operations before income taxes	257	73	(100)
Income tax expense (benefit)	88	26	(21)
Income (loss) from continuing operations	169	47	(79)
Income (loss) on disposal of discontinued operations, net of income tax expense (benefit) of $—, $(1), and $—, respectively	—	1	(1)
Net income (loss)	$169	$48	$(80)
Basic earnings per share:
Income (loss) from continuing operations	$1.08	$0.30	$(0.52)
Income from discontinued operations	—	—	—
Net income (loss)	$1.08	$0.30	$(0.52)
Diluted earnings per share:
Income (loss) from continuing operations	$1.07	$0.30	$(0.52)
Income from discontinued operations	—	—	—
Net income (loss)	$1.07	$0.30	$(0.52)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2010	2009	2008
	(in millions)
Net income (loss)	$169	$48	$(80)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	11	65	(83)
Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	(2)	1
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost arising during the year, net of income tax benefit of $1, $4, and $62 million, respectively	7	(12)	(100)
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $2, and $— million, respectively	8	4	1
Available for sale securities:
Unrealized gain (loss)	—	3	(3)
Comprehensive income (loss)	$196	$106	$(264)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	2010	2009
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$696	$582
Short-term investments	—	7
Merchandise inventories	1,059	1,037
Other current assets	179	146
	1,934	1,772
Property and equipment, net	386	387
Deferred taxes	296	362
Goodwill	145	145
Other intangible assets, net	72	99
Other assets	63	51
	$2,896	$2,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$223	$215
Accrued and other liabilities	266	218
	489	433
Long-term debt	137	138
Other liabilities	245	297
Total liabilities	871	868
Shareholders’ equity	2,025	1,948
	$2,896	$2,816

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Common Stock and Paid-In Capital
Par value $0.01 per share, 500 million shares authorized
Issued at beginning of year	161,267	$709	159,599	$691	158,997	$676
Restricted stock issued under stock option and award plans	205	—	1,004	—	245	—
Forfeitures of restricted stock	—	1	—	—	—	2
Share-based compensation expense		13		12		9
Issued under director and employee stock plans, net of tax	1,187	12	664	6	357	4
Issued at end of year	162,659	735	161,267	709	159,599	691
Common stock in treasury at beginning of year	(4,726)	(103)	(4,681)	(102)	(4,523)	(99)
Reissued under employee stock purchase plan	278	6	—	—	—	—
Forfeitures/cancellations of restricted stock	(50)	—	(10)	—	(90)	(2)
Shares of common stock used to satisfy tax withholding obligations	(292)	(4)	(32)	(1)	(65)	(1)
Stock repurchases	(3,215)	(50)	—	—	—	—
Exchange of options	(34)	(1)	(3)	—	(3)	—
Common stock in treasury at end of year	(8,039)	(152)	(4,726)	(103)	(4,681)	(102)
	154,620	583	156,541	606	154,918	589
Retained Earnings
Balance at beginning of year		1,535		1,581		1,754
Net income (loss)		169		48		(80)
Cash dividends declared on common stock $0.60 per share in each period presented		(93)		(94)		(93)
Balance at end of year		1,611		1,535		1,581
Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment
Balance at beginning of year		75		10		93
Translation adjustment arising during the year, net of tax		11		65		(83)
Balance at end of year		86		75		10
Cash Flow Hedges
Balance at beginning of year		—		2		1
Change during the year, net of tax		1		(2)		1
Balance at end of year		1		—		2
Pension and Postretirement Adjustments
Balance at beginning of year		(266)		(253)		(162)
Change during the year, net of tax		12		(13)		(91)
Balance at end of year		(254)		(266)		(253)
Available-for-Sale Securities
Balance at beginning of year		(2)		(5)		(2)
Change during the year, without tax		—		3		(3)
Balance at end of year		(2)		(2)		(5)
Total Accumulated Other Comprehensive Loss		(169)		(193)		(246)
Total Shareholders’ Equity		$2,025		$1,948		$1,924

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	2008
	(in millions)
From Operating Activities
Net income (loss)	$169	$48	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Discontinued operations, net of tax	—	(1)	1
Non-cash impairment and other charges	10	36	259
Depreciation and amortization	106	112	130
Share-based compensation expense	13	12	9
Deferred tax provision (benefit)	84	2	(44)
Qualified pension plan contributions	(32)	(100)	(6)
Change in assets and liabilities:
Merchandise inventories	(19)	111	128
Accounts payable	7	23	(39)
Other accruals	35	(30)	(4)
Income taxes	(9)	9	(7)
Payment on the settlement of the net investment hedge	(24)	—	—
Proceeds from the termination of interest rate swaps	—	19	—
Other, net	(14)	105	36
Net cash provided by operating activities of continuing operations	326	346	383
From Investing Activities
Business acquisition	—	—	(106)
Gain from lease terminations	1	—	3
Gain from insurance recoveries	—	1	—
Reclassification of cash equivalents to short-term investments	—	—	(23)
Sales of short-term investments	9	16	—
Capital expenditures	(97)	(89)	(146)
Net cash used in investing activities of continuing operations	(87)	(72)	(272)
From Financing Activities
Reduction in long-term debt	—	(3)	(94)
Dividends paid on common stock	(93)	(94)	(93)
Issuance of common stock	10	3	2
Purchase of treasury shares	(50)	—	—
Treasury stock reissued under employee stock plan	3	—	—
Excess tax benefits on share-based compensation	3	—	—
Net cash used in financing activities of continuing operations	(127)	(94)	(185)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	2	18	(29)
Net Cash used by Discontinued Operations	—	(1)	—
Net Change in Cash and Cash Equivalents	114	197	(103)
Cash and Cash Equivalents at Beginning of Year	582	385	488
Cash and Cash Equivalents at End of Year	$696	$582	$385
Cash Paid During the Year:
Interest	$12	$12	$11
Income taxes	$53	$19	$64

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

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2010, 2009, and 2008 represent the 52 week periods ending January 29, 2011, January 30, 2010, and January 31, 2009, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $2 million, $4 million, and $5 million in 2010, 2009, and 2008, respectively. Unredeemed gift cards are recorded as a current liability.

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

Advertising Costs and Sales Promotion

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Advertising expenses also include advertising costs as required by some of the Company’s mall-based leases. Cooperative advertising reimbursements earned for the launch and promotion of certain products agreed upon with vendors is recorded in the same period as the associated expenses are incurred. Reimbursement received in excess of expenses incurred related to specific, incremental, and identifiable advertising costs, is accounted for as a reduction to the cost of merchandise, which is reflected in cost of sales as the merchandise is sold.

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2010	2009	2008
	(in millions)
Advertising expenses	$97	$94	$107
Cooperative advertising reimbursements	(23)	(25)	(40)
Net advertising expense	$74	$69	$67

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $4 million at January 29, 2011 and January 30, 2010.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2010	2009	2008
	(in millions)
Catalog costs	$45	$48	$48
Cooperative reimbursements	(5)	(4)	(4)
Net catalog expense	$40	$44	$44

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

	2010	2009	2008
	(in millions)
Net income (loss) from continuing operations	$169	$47	$(79)
Weighted-average common shares outstanding	155.7	156.0	154.0
Basic Earnings per share from continuing operations	$1.08	$0.30	$(0.52)
Weighted-average common shares outstanding	155.7	156.0	154.0
Dilutive effect of potential common shares	1.0	0.3	—
Weighted-average common shares outstanding assuming dilution	156.7	156.3	154.0
Diluted earnings per share from continuing operations	$1.07	$0.30	$(0.52)

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 4.5 million, 6.3 million, and 4.8 million shares of common stock at January 29, 2011, January 30, 2010, and January 31, 2009, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Contingently issuable shares of 0.5 million have not been included as the vesting conditions have not been satisfied. Additionally, due to a loss reported for the year ended January 31, 2009, options and awards of 1.2 million shares of common stock were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

Share-Based Compensation

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards. See Note 21, Share-Based Compensation, for information on the assumptions the Company used to calculate the fair value of share-based compensation.

Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions, and other factors.

Cash and Cash Equivalents

Cash equivalents at January 29, 2011 and January 30, 2010 were $675 million and $501 million, respectively. Included in these amounts are $165 million and $207 million of short-term deposits as of January 29, 2011 and January 30, 2010, respectively. The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Additionally, amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. The Company’s short-term investment was valued at $7 million at January 30, 2010; this amount was received during 2010. The Company’s auction rate security was valued at $5 million at both January 29, 2011 and January 30, 2010. See Note 19, Fair Value Measurements, for further discussion of these investments.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures, and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of a project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $27 million and $24 million at January 29, 2011 and January 30, 2010, respectively.

Recoverability of Long-Lived Assets

The Company recognizes impairment losses whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s three-year strategic plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches.

Derivative Financial Instruments

All derivative financial instruments are recorded in the Company’s Consolidated Balance Sheets at their fair values. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of.

To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility.

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

Income Taxes

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

A taxing authority may challenge positions that the Company adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax positions for such transactions and records reserves for those differences when considered necessary. Tax positions are recognized only when it is more likely than not, based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position, evaluated in light of all available evidence. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Pension and Postretirement Obligations

The discount rate selected to measure the present value of the Company’s U.S. benefit obligations was derived using a cash flow matching method whereby the Company matches the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $15 million for both January 29, 2011 and January 30, 2010. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for 2010, 2009, and 2008.

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

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 29, 2011, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company acquired CCS during the fourth quarter of 2008, and its operations are presented within the Direct-to-Customers segment.

The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit (loss) reflects income (loss) from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

	2010	2009	2008
	(in millions)
Sales
Athletic Stores	$4,617	$4,448	$4,847
Direct-to-Customers	432	406	390
Total sales	$5,049	$4,854	$5,237
Operating Results
Athletic Stores(1)	$329	$114	$(59)
Direct-to-Customers(2)	30	32	43
	359	146	(16)
Restructuring income(3)	—	1	—
Division profit (loss)	359	147	(16)
Less: Corporate expense(4)	97	67	87
Operating profit (loss)	262	80	(103)
Other income(5)	4	3	8
Interest expense, net	9	10	5
Income (loss) from continuing operations before income taxes	$257	$73	$(100)

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions. The year ended January 31, 2009 includes a $241 million charge representing long-lived store asset impairment, goodwill and other intangibles impairment, and store closing costs related to the Company’s U.S. operations.
(2)	Included in the results for the year ended January 29, 2011 is a non-cash impairment charge of $10 million to write down the CCS tradename intangible asset. Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the year ended January 30, 2010, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination.
(4)	During the fourth quarter of 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker, and Footaction businesses in addition to reducing corporate staff, resulting in a $5 million charge. Included in corporate expense for the year ended January 31, 2009 is a $3 million other-than-temporary impairment charge related to the investment in the Reserve International Liquidity Fund. Additionally, for the year ended January 31, 2009 the Company recorded a $15 million impairment charge on the Northern Group note receivable.
(5)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Included in the year ended January 29, 2011 is a $2 million gain to reflect the Company’s settlement of its investment in the Reserve International Liquidity Fund.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)
Athletic Stores	$85	$90	$111	$72	$70	$122	$1,983	$1,873	$1,879
Direct-to-Customers	9	9	6	4	5	6	290	291	297
	94	99	117	76	75	128	2,273	2,164	2,176
Corporate	12	13	13	21	14	18	623	652	701
Total Company	$106	$112	$130	$97	$89	$146	$2,896	$2,816	$2,877

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 are presented below. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment. The Company’s sales in Italy, Canada, and France represent approximately 24, 19, and 14 percent, respectively, of the International category’s sales for the period ended January 29, 2011. No other individual country included in the International category is significant.

	2010	2009	2008
	(in millions)
Sales
United States	$3,568	$3,425	$3,768
International	1,481	1,429	1,469
Total sales	$5,049	$4,854	$5,237

	2010	2009	2008
	(in millions)
Long-Lived Assets
United States	$257	$266	$311
International	129	121	121
Total long-lived assets	$386	$387	$432
3.	Impairment and Other Charges

	2010	2009	2008
	(in millions)
Impairment of goodwill and other intangible assets	$10	$—	$169
Impairment of assets	—	36	67
Reorganization costs	—	5	—
Store closing program	—	—	5
Money market impairment	—	—	3
Northern Group note impairment	—	—	15
Total impairment and other charges	$10	$41	$259

Impairment of Goodwill and Other Intangible Assets

The 2010 and 2009 annual goodwill impairment tests did not result in an impairment charge as the fair value of each reporting unit exceeded the carrying values of each respective reporting unit.

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. During the fourth quarter of 2010, the Company determined that a triggering event had occurred related to its CCS intangible assets, which is part of the Direct-to-Customers segment, reflecting decreases in projected revenues. Accordingly, a charge of $10 million was recorded to write-down the CCS tradename. The fair value was determined using an income approach using the relief-from-royalty method.

During 2008, the Company determined that the fair values of goodwill were less than the carrying values of the Foot Locker, Kids Foot Locker, and Footaction reporting unit and the Champs Sports reporting unit, resulting in a non-cash impairment charge of $167 million. As a result of the impairment review related to long-lived assets and goodwill, the Company performed a review of its other intangible assets and recorded an impairment charge of $2 million related to trademarks of Footaction and Foot Locker in the Republic of Ireland, which are part of the Athletic Stores segment.

Impairment of Assets

No impairment charges related to long-lived assets were recorded during 2010. In 2009, the Company recorded non-cash impairment charges totaling $36 million; $32 million was recorded to write-down long-lived assets at its Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions and a $4 million charge was recorded to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate this project. During 2008, the Company recorded non-cash impairment charges of $67 million related to Foot Locker U.S., Kids Foot Locker, Footaction, and Champs Sports.

Reorganization Costs

On January 8, 2010, the Company announced that it would change its organizational structure by consolidating the management team that oversees its Lady Foot Locker business with the team that manages the Foot Locker U.S., Kids Foot Locker, and Footaction businesses. As a result of this divisional reorganization, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $5 million. This charge was comprised primarily of severance costs to eliminate approximately 120 positions.

Store Closing Program

As part of the Company’s store closing program announced in 2007, the Company recognized exit costs of $5 million for the year ended January 31, 2009, comprising primarily lease termination costs for 21 stores. The Company has concluded that no store closings have met the criteria for discontinued operations treatment.

Money Market Impairment

In 2008, the Company recognized an impairment loss of $3 million to reflect an other-than-temporary decline in fair value, which was related to the value of the underlying securities of Lehman Brothers held in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”). During 2010, a settlement agreement was reached between investors and the Fund. The Company received $0.98 per share net asset value through this agreement. Pursuant to the settlement, the Company received a payment of $9 million during 2010 for the remaining portion of its investment in the Fund, which had a carrying amount of $7 million. The total amount received was $74 million of its original $75 million investment in the Fund. As the Company had recognized an impairment loss of $3 million during 2008, a $2 million gain was recorded in 2010 to reflect the Company’s realized loss of $1 million in the Fund. These amounts were recorded with no tax expense or benefit. The $2 million gain is recorded within other income.

Northern Group Note Impairment

In 2008, a non-cash impairment charge of $15 million was recorded to fully write off the Northern Group note, which represented a note received in connection with the disposition of the Company’s former Northern Group operations.

4.	Other Income

Other income reflects non-operating income and includes items such as royalty income from the Company’s franchising agreements, lease termination gains, realized gains/losses and premiums associated with foreign currency option contracts, gains on the purchase and retirement of bonds, and other non-operating items.

For 2010, other income includes a $2 million gain on its money-market investment, as well as royalty income, and gains on lease terminations related to certain lease interests in Europe. For 2009, other income includes $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income partially offset by foreign currency option contract premiums of $1 million. Other income in 2008 primarily reflects a $4 million net gain related to the Company’s foreign currency options contracts and a $3 million gain on lease terminations related to two lease interests in Europe.

5.	Merchandise Inventories

	2010	2009
	(in millions)
LIFO inventories	$694	$682
FIFO inventories	365	355
Total merchandise inventories	$1,059	$1,037

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6.	Other Current Assets

	2010	2009
	(in millions)
Income tax receivable	$47	$5
Net receivables	41	37
Prepaid expenses and other current assets	31	33
Prepaid rent	27	28
Prepaid income taxes	18	25
Deferred taxes and costs	13	17
Fair value of derivative contracts	2	1
	$179	$146
7.	Property and Equipment, Net

	2010	2009
	(in millions)
Land	$3	$3
Buildings:
Owned	31	31
Furniture, fixtures and equipment:
Owned	778	792
	812	826
Less: accumulated depreciation	(624)	(641)
	188	185
Alterations to leased and owned buildings
Cost	713	701
Less: accumulated amortization	(515)	(499)
	198	202
	$386	$387
8.	Goodwill

	Athletic Stores(1)	Direct-to- Customers	Total
	(in millions)
Goodwill at January 31, 2009	$17	$127	$144
Foreign currency translation adjustment	1	—	1
Goodwill at January 30, 2010	18	127	145
Foreign currency translation adjustment	—	—	—
Goodwill at January 29, 2011	$18	$127	$145

(1)	The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented.

9.	Other Intangible Assets, net

	January 29, 2011				January 30, 2010
($ in millions)	Gross value	Accum. amort.	Net Value (1)	Wtd. Avg. Useful Life in Years(2)	Gross value	Accum. amort.	Net Value
Finite life intangible assets:
Lease acquisition costs	$178	$(150)	$28	12.1	$184	$(143)	$41
Trademark	21	(7)	14	19.6	20	(6)	14
Loyalty program	1	(1)	—	—	1	(1)	—
Favorable leases	9	(8)	1	4.1	9	(8)	1
CCS customer relationships	21	(9)	12	5.0	21	(5)	16
Total finite life intangible assets	230	(175)	55	11.8	235	(163)	72
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2		2	—	2
CCS tradename	15	—	15		25	—	25
Total indefinite life intangible assets	17	—	17		27	—	27
Total other intangible assets	$247	$(175)	$72		$262	$(163)	$99

(1)	Includes the effect of foreign currency translation, which represents a decrease of $1 million in 2010 and an increase of $3 million in 2009, primarily related to the movements of the euro in relation to the U.S. dollar. Additionally, the net value at January 29, 2011 includes a $10 million impairment charge related to the CCS tradename, described more fully in Note 3.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.

Lease acquisition costs represent amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Included in finite life intangibles are the CCS customer relationship intangible, trademark for the Footaction name, favorable leases associated with acquisitions, and amounts paid to obtain names of members of the Footaction loyalty program. The CCS customer relationship intangible is amortized on a straight-line basis over 5 years, which represents the pattern in which the economic benefits are expected to be realized.

Amortization expense for the intangibles subject to amortization was $17 million, $19 million, and $18 million for 2010, 2009, and 2008, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $16 million for 2011, $14 million for 2012, $9 million for 2013, $4 million for 2014, and $2 million for 2015.

10.	Other Assets

	2010	2009
	(in millions)
Funds deposited in insurance trust(1)	$10	$—
Prepaid income taxes	5	6
Auction rate security	5	5
Deferred tax costs	3	5
Pension asset	2	—
Income tax asset	1	2
Other	37	33
	$63	$51

(1)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in an insurance trust.

11.	Accrued and Other Liabilities

	2010	2009
	(in millions)
Incentive bonuses	$48	$9
Other payroll and payroll related costs, excluding taxes	43	46
Taxes other than income taxes	37	41
Customer deposits(1)	29	29
Current deferred tax liabilities	20	5
Property and equipment	19	13
Income taxes payable	8	7
Pension and postretirement benefits	4	5
Sales return reserve	4	3
Income taxes	1	10
Reserve for discontinued operations	1	2
Other operating costs	52	48
	$266	$218

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.
12.	Revolving Credit Facility

In 2009, the Company entered into a credit agreement (the “2009 Credit Agreement”) with its banks, providing for a $200 million asset-based revolving credit facility maturing on March 20, 2013. The 2009 Credit Agreement also provides for an incremental facility of up to $100 million under certain circumstances. The 2009 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. If the Company is borrowing, then it may not make Restricted Payments, such as dividends or share repurchases, unless there is at least $50 million of Excess Availability (as defined in the 2009 Credit Agreement), and the Company’s projected fixed charge coverage ratio, which is a Non-GAAP financial ratio determined pursuant to the 2009 Credit Agreement designed as a measure of the Company’s ability to meet current and future obligations (Consolidated EBITDA less capital expenditures less cash taxes divided by Debt Service Charges and Restricted Payments), is at least 1.1 to 1.0. The Company’s management does not currently expect to borrow under the facility in 2011.

At January 29, 2011, the Company had unused domestic lines of credit of $199 million pursuant to the 2009 Credit Agreement, of which $1 million was committed to support standby letters of credit. The letters of credit are primarily used for insurance programs.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 29, 2011 is $4 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 3.25 to 3.75 percent applicable margin, as defined in the 2009 Credit Agreement. The quarterly facility fees paid on the unused portion were 0.75 percent for 2010, and ranged from 0.40 percent to 0.75 percent for 2009. There were no short-term borrowings during 2010 or 2009. Interest expense, including facility fees, related to the revolving credit facility was $4 million and $3 million in 2010 and 2009, respectively.

13.	Long-Term Debt

The Company’s long-term debt reflects the Company’s 8.50 percent debentures payable in 2022, and was $137 million and $138 million for the years ended January 29, 2011 and January 30, 2010, respectively. The Company has historically employed various interest rate swaps to minimize its exposure to interest rate fluctuations. In 2009, the Company terminated the interest rate swaps for a gain of $19 million. The gain is being amortized as part of interest expense over the remaining term of the debt, using the effective-yield method. This gain amortization totaled $1 million in each of 2010 and 2009. Excluding the unamortized gain of the interest rate swaps, the principal outstanding is $120 million.

Interest expense related to long-term debt, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs, was $9 million in each of 2010, 2009, and 2008.

14.	Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $131 million, $138 million, and $147 million in 2010, 2009, and 2008, respectively. Included in the amounts below, are non-store expenses that totaled $15 million in 2010, 2009, and 2008.

	2010	2009	2008
	(in millions)
Minimum rent	$507	$514	$527
Contingent rent based on sales	16	14	14
Sublease income	(1)	(2)	(2)
	$522	$526	$539

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2011	$481
2012	425
2013	356
2014	303
2015	257
Thereafter	596
Total operating lease commitments	$2,418
15.	Other Liabilities

	2010	2009
	(in millions)
Straight-line rent liability	$100	$101
Pension benefits	67	101
Income taxes	28	29
Workers’ compensation and general liability reserves	11	12
Postretirement benefits	11	11
Reserve for discontinued operations	8	8
Fair value of derivatives	—	24
Other	20	11
	$245	$297
16.	Discontinued Operations

In 1997, the Company exited its Domestic General Merchandise segment. In 1998, the Company exited both its International General Merchandise and Specialty Footwear segments. In 2001, the Company discontinued its Northern Group segment. The remaining reserve balances at January 29, 2011 primarily represent lease obligations, of which $1 million is expected to be utilized within twelve months and the remaining $8 million thereafter. The balance at January 30, 2010 totaled $10 million, of which $2 million was classified as current and $8 million was classified as non current. The majority of the reserve balance relates to the Domestic General Merchandise segment as the leases extend many years.

17.	Income Taxes

Following are the domestic and international components of pre-tax income (loss) from continuing operations:

	2010	2009	2008
	(in millions)
Domestic	$158	$(23)	$(174)
International	99	96	74
Total pre-tax income (loss)	$257	$73	$(100)

The income tax provision (benefit) consists of the following:

	2010	2009	2008
	(in millions)
Current:
Federal	$(28)	$(6)	$2
State and local	4	—	3
International	28	30	18
Total current tax provision	4	24	23
Deferred:
Federal	79	(3)	(42)
State and local	4	—	(6)
International	1	5	4
Total deferred tax provision (benefit)	84	2	(44)
Total income tax provision (benefit)	$88	$26	$(21)

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $679 million and $599 million at January 29, 2011 and January 30, 2010, respectively. Determination of the amount of the deferred tax liability, if any, related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income (loss) from continuing operations is as follows:

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal tax benefit	2.3	0.2	(6.6)
International income taxed at varying rates	1.0	1.3	(2.1)
Foreign tax credits	(2.0)	(7.4)	(5.3)
Increase (decrease) in valuation allowance	(0.4)	—	0.2
Domestic/foreign tax settlements	(2.3)	(2.8)	(2.2)
Federal tax credits	(0.7)	(2.0)	(1.2)
Non-deductible impairment charges	—	—	26.9
Canadian tax rate changes	—	6.0	0.4
Other, net	1.4	5.7	4.1
Effective income tax rate	34.3%	36.0%	(20.8)%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	2010	2009
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$31	$106
Employee benefits	67	66
Reserve for discontinued operations	4	4
Repositioning and restructuring reserves	1	1
Property and equipment	173	177
Straight-line rent	27	27
Goodwill and other intangible assets	23	23
Other	27	33
Total deferred tax assets	353	437
Valuation allowance	(6)	(12)
Total deferred tax assets, net	347	425
Deferred tax liabilities:
Inventories	63	46
Other	6	5
Total deferred tax liabilities	69	51
Net deferred tax asset	$278	$374
Balance Sheet caption reported in:
Deferred taxes	$296	$362
Other current assets	2	17
Other current liabilities	(20)	(5)
	$278	$374

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service (the “IRS”) through 2009. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2010, which is expected to conclude during 2011. The Company has started the CAP for 2011. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

As of January 29, 2011, the Company has a valuation allowance of $6 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from a capital loss associated with the 2008 impairment of the Northern Group note receivable, state tax loss carryforwards, and state tax credits. A full valuation allowance is required for the capital loss because the Company does not anticipate realizing sufficient capital gains to utilize this loss. The valuation allowance for state tax loss and credit carryforwards decreased principally due to anticipated expirations of those attributes.

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s three-year strategic plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 29, 2011. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 29, 2011, the Company has foreign tax credit carryforwards totaling $9 million that expire between 2018 and 2019. The Company also has state operating loss carryforwards with a potential tax benefit of $16 million that expire between 2011 and 2030. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state and Canadian provincial credit carryforwards that total $2 million, expiring between 2011 and 2020. The Company has international operating loss carryforwards with a potential tax benefit of $1 million, expiring between 2011 and 2030.

The Company had $70 million of gross unrecognized tax benefits and $68 million of net unrecognized tax benefits, as of the beginning of the year. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest expense in each of 2010, 2009, and 2008. The total amount of accrued interest and penalties was $3 million in 2010 and $5 million in 2009.

The following table summarizes the activity related to unrecognized tax benefits:

(in millions)
Balance as of January 30, 2010	$70
Foreign currency translation adjustments	3
Increases related to current year tax positions	4
Increases related to prior period tax positions	3
Decreases related to prior period tax positions	(7)
Settlements	(9)
Lapse of statute of limitations	(2)
Balance as of January 29, 2011	$62

Of the unrecognized tax benefits, $61 million would, if recognized, affect the Company’s annual effective tax rate. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution of these issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

18.	Financial Instruments and Risk Management

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 19, Fair Value Measurements.

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

The primary currencies to which the Company is exposed are the euro, the British pound, the Canadian dollar, and the Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The net changes in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a reduction to accumulated other comprehensive loss of $1 million for the year ended January 29, 2011 and an increase to accumulated other comprehensive loss of $3 million for the year ended January 30, 2010. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each year-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for the years ended January 29, 2011 and January 30, 2010, and resulted in $4 million of income for the year ended January 31, 2009.

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

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	2010		2009
(in millions)	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Hedging Instruments:
Forward foreign exchange contracts	Current assets	$2	Current assets	$—
Total		$2		$—
Non Hedging Instruments:
Forward foreign exchange contracts	Current assets	$—	Current assets	$1
European cross currency swap	Non current liability	—	Non current liability	(24)
Total		$—		$(23)

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 29, 2011:

	Contract Value (U.S. in millions)	Weighted- Average Exchange Rate
Inventory
Buy €/Sell British £	$66	.8439
Buy US/Sell €	9	.7497
Intercompany
Buy €/Sell British £	$16	.8445
Buy US/Sell CAD$	9	1.0034
Buy US/Sell €	2	.7463
Buy €/Sell Swiss ƒ	2	1.2909
Diesel fuel forwards	$2	—

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 21 countries and purchased approximately 82 percent of its merchandise in 2010 from its top 5 vendors. In 2010, the Company purchased approximately 63 percent of its athletic merchandise from one major vendor, Nike, Inc., (“Nike”) and approximately 13 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchase 46 to 81 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet at January 29, 2011, are the net assets of the Company’s European operations, which total $736 million and which are located in 17 countries, 11 of which have adopted the euro as their functional currency.

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt was $137 million and $139 million, respectively, at January 29, 2011 and $138 million and $127 million, respectively, at January 30, 2010. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value due to the short-term nature of these assets and liabilities.

19.	Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 29, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Auction rate security	$—	$5	$—	$5
Forward foreign exchange contracts	—	2	—	2
Total Assets	$—	$7	$—	$7

	As of January 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$7	$7
Auction rate security	—	5	—	5
Forward foreign exchange contracts	—	1	—	1
Total Assets	$—	$6	$7	$13
Liabilities
European cross currency swap	—	24	—	24
Total Liabilities	$—	$24	$—	$24

The Company’s derivative financial instruments are valued using observable market-based inputs to industry valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility obtained from various market sources.

At January 29, 2011, the Company held a preferred stock auction rate security with a face value of $7 million, which has experienced failed auctions due to the liquidity issues experienced in the global credit and capital markets. The security continues to earn and pay interest based on the stated terms. The Company classifies the security as long-term available-for-sale and reports the security at fair value as a component of other assets on the Company’s Consolidated Balance Sheets. The Company evaluates the security for other-than-temporary impairments at each reporting period. The security is considered temporarily impaired at January 29, 2011 with a cumulative unrealized loss of $2 million reflected in accumulated other comprehensive loss in the Company’s Consolidated Statement of Comprehensive Loss. The Company has the intent and the ability to hold the security.

The Company’s Level 3 asset as of January 30, 2010 represented the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund. In 2008, the Company recorded an other-than-temporary impairment charge of $3 million, incorporating the valuation at zero for the Lehman Brothers debt securities held by the Fund. During December 2010, based on a settlement agreement with the Fund, a payment in the amount of $9 million was received. As the net carrying amount of the investment was $7 million at the time of the settlement, a $2 million gain was recorded in 2010 to reflect the Company’s realized loss of $1 million in the Fund.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3:

(in millions)	Level 3
Balance at January 31, 2009	$23
Redemptions received from the Fund	(16)
Balance at January 30, 2010	$7
Redemptions received from the Fund	(9)
Redemptions received in excess of carrying value	2
Balance at January 29, 2011	$—

The following table provides a summary of recognized assets that are measured at fair value on a non-recurring basis:

(in millions)	Level 1	Level 2	Level 3	Loss Recognized
Year ended January 29, 2011:
Intangible assets	$—	$—	$15	$10
Year ended January 30, 2010:
Long-lived assets held and used	$—	$—	$71	$36

See Note 3, Impairment and Other Charges, for further discussion and additional disclosures.

20.	Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of the fiscal year. The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, measured at January 29, 2011 and January 30, 2010:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$654	$604	$13	$12
Service cost	13	11	—	—
Interest cost	33	36	—	1
Plan participants’ contributions	—	—	3	3
Actuarial loss	24	49	—	—
Foreign currency translation adjustments	6	12	—	—
Plan amendment	—	—	—	1
Benefits paid	(61)	(58)	(4)	(4)
Benefit obligation at end of year	$669	$654	$12	$13
Change in plan assets
Fair value of plan assets at beginning of year	$550	$418
Actual return on plan assets	70	76
Employer contributions	36	103
Foreign currency translation adjustments	6	11
Benefits paid	(61)	(58)
Fair value of plan assets at end of year	$601	$550
Funded status	$(68)	$(104)	$(12)	$(13)
Amounts recognized on the Balance Sheet:
Other assets	$2	$—	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(2)
Other liabilities	(67)	(101)	(11)	(11)
	$(68)	$(104)	$(12)	$(13)
Amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	$438	$457	$(28)	$(34)
Prior service cost (credit)	1	1	(2)	(2)
	$439	$458	$(30)	$(36)

As of January 29, 2011 and January 30, 2010, the Canadian qualified pension plan’s assets exceeded or equaled its accumulated benefit obligation. Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2010	2009
	(in millions)
Projected benefit obligation	$581	$569
Accumulated benefit obligation	581	569
Fair value of plan assets	511	465

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 29, 2011:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$457	$(34)
Amortization of net (loss) gain	(17)	6
Gain arising during the year	(6)	—
Foreign currency translation adjustments	4	—
Net actuarial loss (gain) at end of year(1)	$438	$(28)
Net prior service cost (benefit) at beginning of year	$1	$(2)
Amortization of prior service cost(1)	—	—
Loss arising during the year	—	—
Net prior service cost (benefit) at end of year	$1	$(2)
Total amount recognized	$439	$(30)

(1)	The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $16 million and $(5) million related to the pension and postretirement plans, respectively. Additionally, $(1) million is expected to be recognized representing postretirement benefits prior-service costs.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	4.98%	5.25%	4.60%	4.90%
Rate of compensation increase	3.68%	3.67%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $493 million and $478 million for 2010 and 2009, respectively. Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.25%	6.22%	5.88%	4.90%	6.20%	6.10%
Rate of compensation increase	3.68%	3.67%	3.72%
Expected long-term rate of return on assets	7.22%	7.63%	8.17%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$13	$11	$10	$—	$—	$—
Interest cost	33	36	36	—	1	1
Expected return on plan assets	(40)	(43)	(53)	—	—	—
Amortization of prior service cost	—	1	1	—	—	—
Amortization of net loss (gain)	17	13	11	(6)	(7)	(8)
Net benefit expense (income)	$23	$18	$5	$(6)	$(6)	$(7)

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

In addition, the Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and certain other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 29, 2011 was approximately $6 million. The assumed health care cost trend rates related to the measurement of the Company’s SERP Medical Plan obligations for the year ended January 29, 2011 are as follows:

Initial medical care cost trend rate	8.50%
Ultimate medical care cost trend rate	5.00%
Year that the ultimate medical care cost trend rate is reached	2016
Initial dental care cost trend rate	5.50%
Ultimate dental care cost trend rate	5.00%
Year that the ultimate dental care cost trend rate is reached	2012

A one percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% (Decrease)
	(in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	1	(1)

Plan Assets

During 2010, the target composition of the Company’s U.S. plan assets remained at 50 percent equity and 50 percent fixed income securities. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation will limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy seeks to utilize asset classes with differing rates of return, volatility, and correlation in order to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

The target composition of the Company’s Canadian plan assets is 95 percent debt securities and 5 percent equity. The Company believes that plan assets are invested in a prudent manner with the same overall objective and investment strategy as noted above for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan. This allocation has resulted in higher pension expense due to the lower long-term rate of return associated with fixed-income securities.

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

The fair values of the Company’s U.S. pension plan assets at January 29, 2011 and January 30, 2010 are as follows:

(in millions)	Level 1	Level 2	Level 3	2010 Total	2009 Total*
Cash and cash equivalents	$—	$4	$—	$4	$5
Equity securities:
U.S. large-cap(1)	—	137	—	137	110
U.S. mid-cap(1)	—	40	—	40	36
International(2)	—	70	—	70	62
Corporate stock(3)	7	—	—	7	17
Fixed income securities:
Long duration corporate and government bonds(4)	—	214	—	214	200
Intermediate duration corporate and government bonds(5)	—	29	—	29	27
Other types of investments:
Real estate	—	—	9	9	7
Insurance contracts	—	1	—	1	1
Total assets at fair value	$7	$495	$9	$511	$465

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2010 and 2009.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises two managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of common and preferred stock, including $7 million and $4 million invested in the Company’s common stock for 2010 and 2009, respectively.
(4)	This category consists of various fixed income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of a fixed income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclays Capital U.S. Intermediate Credit Index.

The following table is a reconciliation of the fair value of the U.S. pension plan’s real estate investments classified as Level 3:

(in millions)	Level 3
Balance at January 31, 2009	$7
Changes during the year	—
Balance at January 30, 2010	$7
Appreciation on appraised value of real estate	2
Balance at January 29, 2011	$9

The fair values of the Company’s Canadian pension plan assets at January 29, 2011 and January 30, 2010 are as follows:

(in millions)	Level 1	Level 2	Level 3	2010 Total	2009 Total*
Cash and cash equivalents	$—	$1	$—	$1	$—
Equity securities:
Canadian and International(1)	—	6	—	6	6
Debt securities:
Cash matched bonds(2)	—	83	—	83	79
Total assets at fair value	$—	$90	$—	$90	$85

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2010 and 2009.
(1)	This category comprises two mutual funds that invest primarily in a diverse portfolio of Canadian and international equity securities.
(2)	This category consists of fixed income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2010.

During 2010 the Company made contributions of $30 million and $2 million to its U.S. and Canadian plans, respectively. The Company contributed approximately $1 million to its Canadian pension plan in February 2011. The Company continuously evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2011	$73	$1
2012	62	1
2013	59	1
2014	57	1
2015	56	1
2016-2020	257	5

In February 2007, the Company and its U.S. pension plan, the Foot Locker Retirement Plan, were named as defendants in a class action in federal court in New York. The Complaint alleged that the Company’s pension plan violated the Employee Retirement Income Security Act of 1974, including, without limitation, its age discrimination and notice provisions, as a result of the Company’s conversion of its defined benefit plan to a defined benefit pension plan with a cash balance feature in 1996. The Company is defending the action vigorously. The Company is currently unable to make an estimate of loss or range of loss. Management does not believe that the outcome of any such proceedings would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165(e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. The savings plans allow eligible employees to contribute up to 40 percent and $10,000 as of January 1, 2011, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution was $2 million, $3 million, and $2 million in 2010, 2009, and 2008, respectively.

21.	Share-Based Compensation

Stock Options

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. On May 19, 2010, the 2007 Stock Plan was amended to increase the maximum number of shares of stock reserved for all awards to 12,000,000. The options terminate up to ten years from the date of grant.

In connection with the original approval of the 2007 Stock Plan, the Company stated it would no longer grant stock awards under the 2003 Stock Option and Award Plan, the 1998 Stock Option and Award Plan, and the 2002 Foot Locker Directors’ Stock Plan (the “2002 Directors’ Plan”), although awards previously made under those plans and outstanding on May 30, 2007 continue in effect and are governed by the provisions of those plans. In addition, options to purchase shares of common stock remain outstanding under the Company’s 1995 Stock Option and Award Plan; however, no further awards may be made under this plan.

The 2002 Directors’ Plan replaced both the Directors’ Stock Plan, which was adopted in 1996, and the Directors’ Stock Option Plan, which was adopted in 2000. No further grants or awards may be made under either of the prior plans. Options granted prior to 2003 have a three-year vesting schedule. Options granted beginning in 2003 became exercisable one year from the date of grant.

Employees Stock Purchase Plan

Under the Company’s 2003 Employees Stock Purchase Plan (“the Plan”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the Plan, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 764 participating employees purchased 278,212 shares in 2010, and 604 participating employees purchased 125,992 shares in 2009. To date, a total of 941,929 shares have been purchased under this plan.

Share-Based Compensation Expense

Total compensation expense related to the Company’s share-based compensation plans was $13 million, $12 million, and $9 million for 2010, 2009, and 2008 respectively. The total related tax benefit realized for the year ended January 29, 2011 was $3 million and was not significant for 2009 and 2008.

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

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Weighted-average risk free rate of interest	2.3%	1.93%	2.43%	0.85%	1.74%	4.16%
Expected volatility	45%	53%	37%	39%	39%	27%
Weighted-average expected award life	5.0 years	4.6 years	4.6 years	1.0 year	1.0 year	1.0 year
Dividend yield	4.0%	6.0%	5.1%	4.8%	4.4%	2.8%
Weighted-average fair value	$4.47	$2.89	$2.49	$2.54	$4.17	$7.80

Compensation expense related to the Company’s stock options and employee stock purchase plan was $5 million, $4 million, and $4 million for 2010, 2009, and 2008, respectively. As of January 29, 2011, there was $3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1 year.

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2010		2009		2008
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	7,002	$16.88	6,080	$18.64	5,977	$19.57
Granted	1,311	$15.10	1,521	$10.02	588	$11.73
Exercised	(942)	$11.65	(181)	$8.76	(81)	$9.76
Expired or cancelled	(151)	$20.41	(418)	$21.03	(404)	$24.12
Options outstanding at end of year	7,220	$17.17	7,002	$16.88	6,080	$18.64
Options exercisable at end of year	5,088	$18.81	5,084	$18.85	4,812	$18.89
Options available for future grant at end of year	10,339		2,214		4,890

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was $5 million for 2010, and was not significant for 2009 and 2008. The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of January 29, 2011 was $23 million and $13 million, respectively. The Company received $10 million in cash from option exercises for the year ended January 29, 2011.

The following table summarizes information about stock options outstanding and exercisable at January 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share)
$9.85 to $11.18	1,805	6.65	$10.07	1,119	$10.12
$11.66 to $15.10	2,094	7.37	$14.04	653	$12.44
$15.74 to $23.92	1,985	3.65	$20.66	1,980	$20.67
$24.04 to $28.15	1,336	3.34	$26.47	1,336	$26.47
	7,220	5.44	$17.17	5,088	$18.81

Changes in the Company’s nonvested options at January 29, 2011 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
	(in thousands, except prices per share)
Nonvested at January 30, 2010	1,918	$11.67
Granted	1,311	15.10
Vested	(946)	11.51
Expired or cancelled	(151)	20.41
Nonvested at January 29, 2011	2,132	$13.23

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2010, 2009, and 2008, there were 653,535, 227,000, and 87,500 restricted stock units outstanding, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

The Company recorded compensation expense related to restricted shares, net of estimated forfeitures, of $8 million, $8 million, and $5 million for 2010, 2009, and 2008, respectively. At January 29, 2011, there was $9 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards. Restricted share and unit activity is summarized as follows:

	Number of Shares and Units
	2010	2009	2008
	(in thousands)
Outstanding at beginning of year	1,680	844	810
Granted	189	1,115	243
Vested	(492)	(279)	(109)
Cancelled or forfeited	(80)	—	(100)
Outstanding at end of year	1,297	1,680	844
Aggregate value (in millions)	$20	$23	$17
Weighted-average remaining contractual life	1.44 years	1.50 years	1.28 years

The weighted-average grant-date fair value per share was $13.75, $9.90, and $11.79 for 2010, 2009, and 2008, respectively. The total fair value of awards for which restrictions lapsed was $10 million, $5 million, and $3 million for 2010, 2009, and 2008 respectively.

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

Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under federal or state wage and hour laws, including allegations concerning unpaid overtime, meal and rest breaks, and uniforms.

The Company is a defendant in one such case in which plaintiff alleges that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act (“FLSA”) and state labor laws. The case, Pereira v. Foot Locker, was filed in the U.S. District Court for the Eastern District of Pennsylvania in 2007. In his complaint, in addition to unpaid wage and overtime allegations, plaintiff seeks compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. In September 2009, the Court conditionally certified a nationwide collective action. During the course of 2010, notices were sent to approximately 81,888 current and former employees of the Company offering them the opportunity to participate in the class action, and approximately 5,027 have opted in.

The Company was a defendant in an additional seven purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of one case in state court in Illinois, all of these actions were either commenced in federal district court or the Company has subsequently removed them to federal district court. Subsequent to year-end, one of these cases was settled for an amount that was not material to the Company; three of them are in the discovery stage; and the remaining three are in preliminary stages of proceedings. The Company anticipates that, during the course of 2011, it will engage in mediation with plaintiff in Pereira and his counsel in an attempt to determine whether it will be possible to resolve these cases. Meanwhile, the Company is vigorously defending them. The Company is currently unable to make an estimate of loss or range of loss for these cases.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including Pereira and related cases, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

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

24.	Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2010	$1,281	1,096	1,280	1,392		5,049
2009	1,216	1,099	1,214	1,325		4,854
Gross margin(a)
2010	$393	305	388	430		1,516
2009	356	280	329	367	(b)	1,332
Operating profit (loss)(c)
2010	$87	11	74	90		262
2009	50	—	(10)	40		80
Income (loss) from continuing operations
2010	$54	6	52	57	(d)	169
2009	31	(1)	(6)	23	(e)	47
Net income (loss)
2010	$54	6	52	57		169
2009	31	—	(6)	23		48
Basic earnings (loss) per share:
2010
Income from continuing operations	$0.35	0.04	0.33	0.36		1.08
Income from discontinued operations	—	—	—	—		—
Net income	0.35	0.04	0.33	0.36		1.08
2009
Income (loss) from continuing operations	$0.20	—	(0.04)	0.14		0.30
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.20	—	(0.04)	0.14		0.30
Diluted earnings (loss) per share:
2010
Income from continuing operations	$0.34	0.04	0.33	0.36		1.07
Income from discontinued operations	—	—	—	—		—
Net income	0.34	0.04	0.33	0.36		1.07
2009
Income (loss) from continuing operations	$0.20	—	(0.04)	0.14		0.30
Income from discontinued operations	—	—	—	—		—
Net income (loss)	0.20	—	(0.04)	0.14		0.30

(a)	Gross margin represents sales less cost of sales.
(b)	Included in the results for the fourth quarter of 2009 is an inventory reserve charge of $14 million for certain aged apparel.
(c)	Operating profit (loss) represents income (loss) from continuing operations before income taxes, interest expense, net, and non-operating income.
(d)	During the fourth quarter of 2010, the Company recorded a $10 million charge related to its CCS tradename. Additionally, a realized gain of $2 million was recorded related to the Reserve International Fund, a money-market investment.
(e)	During the fourth quarter of 2009, the Company recorded a charge of $4 million to reflect the write-down of certain Canadian deferred tax assets as a result of certain Canadian provincial rate reductions enacted during the quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2011. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2011, and our report dated March 28, 2011, expressed an unqualified opinion on these consolidated financial statements.

New York, New York
March 28, 2011

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

Item 14.	Principal Accounting Fees and Services

Information about the principal accounting fees and services is set forth under the section captioned “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s pre-approval policies and procedures is set forth in the section captioned “Audit Committee Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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

FOOT LOCKER, INC.

By:	/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer
Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2011, by the following persons on behalf of the Company and in the capacities indicated.

/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer	/s/ ROBERT W. MCHUGH Robert W. McHugh Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ JAMES E. PRESTON James E. Preston Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ ALLEN QUESTROM Allen Questrom Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ GUILLERMO MARMOL Guillermo Marmol Director	/s/ DONA D. YOUNG Dona D. Young Director
/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director

FOOT LOCKER, INC.
INDEX OF EXHIBITS REQUIRED
BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE
WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009 filed by the Registrant with the SEC on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).
10.8	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended January 31, 2009, filed by the Registrant with the SEC on March 30, 2009 (the “2008 Form 10-K”)).
10.9	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 26, 2008 filed by the Registrant on April 1, 2008).
10.10	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.11	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.12	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.13	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.14	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.15	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.16	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).
10.17	Employment Agreement with Ken C. Hicks dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the June 26, 2009 Form 8-K).
10.18	Employment Agreement with Ronald J. Halls dated June 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 30, 2009 filed by the Registrant with the SEC on July 1, 2009).
10.19	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.20	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the 2008 Form 10-K).
10.21	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K).
10.22	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).
10.23	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.24	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).
10.25	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.26	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.27	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.28	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).
10.29	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.30	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.31	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.32	Foot Locker 2007 Stock Incentive Plan amended and restated as of May 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2010 filed by the Registrant with the SEC on May 25, 2010).
10.33	Credit Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 20, 2009 filed by the Registrant with the SEC on December 7, 2009).
10.34	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009).
10.35	Security Agreement dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009 and Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Registrant with the SEC on May 21, 2009).
10.36	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2010 filed by the Registrant with the SEC on November 12, 2010).

Exhibit No. in Item 601 of Regulation S-K	Description
10.37	Bonus Waiver Letter for 2009 signed by Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2010 filed by the Registrant with the SEC on March 29, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits filed with this Form 10-K