Form 10-Q
period 2011-04-30
FOOT LOCKER INC
filed 2011-06-08
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
______________________________________

(Mark
One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2011

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

Number of shares of Common Stock outstanding at May 27, 2011: 153,842,012

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	April 30,	May 1,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$799	$609	$696
Short-term investments	—	7	—
Merchandise inventories	1,159	1,146	1,059
Other current assets	182	169	179
	2,140	1,931	1,934
Property and equipment, net	400	378	386
Deferred taxes	297	358	296
Goodwill	146	144	145
Other intangibles and other assets	137	149	135
	$3,120	$2,960	$2,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$346	$359	$223
Accrued expenses and other current liabilities	260	213	266
	606	572	489
Long-term debt	136	137	137
Other liabilities	244	301	245
	986	1,010	871
Shareholders’ equity
Common stock and paid-in capital: 163,154,151, 161,694,829 and 162,659,192 shares, respectively	746	716	735
Retained earnings	1,680	1,565	1,611
Accumulated other comprehensive loss	(107)	(216)	(169)
Less: Treasury stock at cost: 9,707,754, 5,575,436, and 8,039,074 shares, respectively	(185)	(115)	(152)
Total shareholders’ equity	2,134	1,950	2,025
	$3,120	$2,960	$2,896

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 29, 2011 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
Sales	$1,452	$1,281

Cost of sales	977	888
Selling, general and administrative expenses	298	280
Depreciation and amortization	27	26
Interest expense, net	2	3
Other income, net	(1)	—
	1,303	1,197

Income before income taxes	149	84
Income tax expense	55	30
Net income	$94	$54

Basic earnings per share:
Net income	$0.61	$0.35
Weighted-average common shares outstanding	154.4	156.5

Diluted earnings per share:
Net income	$0.60	$0.34
Weighted-average common shares assuming dilution	155.7	157.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
Net income	$94	$54

Other comprehensive income (loss)

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	61	(23)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of
$1 million for both periods presented	1	2

Comprehensive income	$157	$33

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Thirteen weeks ended
	April 30,	May 1,
	2011	2010
From Operating Activities:
Net income	$94	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	26
Share-based compensation expense	4	3
Qualified pension plan contributions	(1)	(2)
Change in assets and liabilities:
Merchandise inventories	(80)	(116)
Accounts payable	117	145
Other accruals	(13)	3
Other, net	6	(17)
Net cash provided by operating activities	154	96

From Investing Activities:
Capital expenditures	(29)	(25)
Net cash used in investing activities	(29)	(25)

From Financing Activities:
Purchase of treasury shares	(30)	(8)
Issuance of common stock	3	1
Dividends paid	(25)	(24)
Excess tax benefits on share-based compensation	1	—
Net cash used in financing activities	(51)	(31)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	29	(13)
Net change in Cash and Cash Equivalents	103	27
Cash and Cash Equivalents at beginning of year	696	582
Cash and Cash Equivalents at end of interim period	$799	$609

Cash paid during the period:
Interest	$—	$—
Income taxes	$56	$17

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2012 and of the fiscal year ended January 29, 2011. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 29, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and assets with indefinite lives during the first quarters of 2011 and 2010 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment. The change represents foreign exchange fluctuations.

	April 30,	May 1,	January 29,
Goodwill (in millions)	2011	2010	2011
Athletic Stores	$19	$17	$18
Direct-to-Customers	127	127	127
	$146	$144	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:
	April 30, 2011			May 1, 2010			January 29, 2011
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$190	$(160)	$30	$175	$(139)	$36	$178	$(150)	$28

Trademark	21	(8)	13	20	(6)	14	21	(7)	14

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(8)	1	9	(8)	1	9	(8)	1

CCS customer relationships	21	(10)	11	21	(6)	15	21	(9)	12

Total finite life intangible assets	242	(187)	55	226	(160)	66	230	(175)	55

	April 30, 2011			May 1, 2010			January 29, 2011
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	2	—	2	2	—	2
CCS trade-name	15	—	15	25	—	25	15	—	15

Total indefinite life intangible assets	17	—	17	27	—	27	17	—	17

Total other intangible assets	$259	$(187)	$72	$253	$(160)	$93	$247	$(175)	$72

For the thirteen-week period ended April 30, 2011, activity included amortization of $4 million and retirements of $2 million, offset by lease acquisition additions of $3 million and the effect of the weakening of the U.S. dollar as compared with the euro of $3 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Amortization expense	$4	$5

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2011	$13
2012	14
2013	10
2014	4
2015	3
2016	3

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

Cash Flow Hedges

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in accumulated other comprehensive loss to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at April 30, 2011 was $52 million and these contracts extend through January 2012. The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $3 million for the thirteen weeks ended April 30, 2011 and was not significant for the thirteen weeks ended May 1, 2010.

Derivative Holdings Designated as Non-Hedges

     The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. The notional value of the contracts outstanding at April 30, 2011 was $33 million and these contracts extend through October 2011. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for the thirteen-week periods ended April 30, 2011 and May 1, 2010.

     The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The notional value of the contracts outstanding at April 30, 2011 was $32 million and these contracts extend through September 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded for all the periods presented was not significant.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at April 30, 2011 was $2 million and these contracts extend through November 2011. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	April 30,	May 1,	January 29,
(in millions)	Caption	2011	2010	2011
Hedging Instruments:
Forward foreign exchange contracts	Current assets	$3	$—	$2
Total		$3	$—	$2

Non-Hedging Instruments:
Forward foreign exchange and option contracts	Current assets	$1	$—	$—
European cross currency swap	Non current liability	—	(24)	—
Total		$1	$(24)	$—

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	April 30,	May 1,	January 29,
(in millions)	2011	2010	2011
Carrying value	$136	$137	$137
Fair value	$140	$131	$139

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	April 30,	May 1,	January 29,
(in millions)	2011	2010	2011
Foreign currency translation adjustments	$147	$52	$86
Cash flow hedges	2	—	1
Unrecognized pension cost and postretirement benefit	(254)	(266)	(254)
Unrealized loss on available-for-sale security	(2)	(2)	(2)
	$(107)	$(216)	$(169)

5. Earnings Per Share

      The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding as of April 30, 2011 and May 1, 2010, were as follows:

	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Weighted-average common shares outstanding	154.4	156.5
Effect of Dilution:
Stock options and awards	1.3	0.8
Weighted-average common shares assuming dilution	155.7	157.3

      Options to purchase 3.2 million and 4.0 million shares of common stock were not included in the computation for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the thirteen weeks ended April 30, 2011, contingently issuable shares of 0.8 million have not been included as the vesting conditions have not been satisfied.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of April 30, 2011, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks ended April 30, 2011 and May 1, 2010 are presented below. Division profit reflects income from continuing operations before income taxes, corporate expense, net interest expense, and net non-operating income.

Sales
	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Athletic Stores	$1,331	$1,181
Direct-to-Customers	121	100
Total sales	$1,452	$1,281

Operating Results
	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Athletic Stores	$162	$101
Direct-to-Customers	13	10
Restructuring charge (1)	(1)	—
Division profit	174	111
Less: Corporate expense, net	24	24
Operating profit	150	87
Interest expense, net	2	3
Other income (2)	1	—
Income before income taxes	$149	$84

(1)
During 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. The amount for the thirteen weeks ended April 30, 2011 primarily represents a lease termination gain related to the sale of a leasehold interest in Europe and royalty income from the Company’s franchised operations.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension		Postretirement
	Benefits		Benefits
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010
Service cost	$3	$3	$—	$—
Interest cost	8	8	—	—
Expected return on plan assets	(10)	(10)	—	—
Amortization of net loss (gain)	4	5	(1)	(2)
Net benefit expense (income)	$5	$6	$(1)	$(2)

During the thirteen weeks ended April 30, 2011 the Company made a $1 million contribution to its Canadian qualified plan.  No further pension contributions to its U.S. or Canadian qualified plans are required in 2011.

8. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $4 million and $3 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010
Weighted-average risk free rate of interest	2.11%	2.34%	0.41%	1.14%
Expected volatility	45%	45%	38%	39%
Weighted-average expected award life	5.0 years	5.0 years	1.0 year	1.0 year
Dividend yield	3.5%	4.0%	4.1%	5.3%
Weighted-average fair value	$5.76	$4.47	$2.96	$2.26

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended April 30, 2011:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,220		$17.17
Granted	1,525		18.84
Exercised	(309)		12.35
Expired or cancelled	(56)		16.23
Options outstanding at April 30, 2011	8,380	6.14	$17.66
Options exercisable at April 30, 2011	5,550	4.52	$18.35
Options available for future grant at April 30, 2011	7,699

	Thirteen weeks ended
	April 30,	May 1,
Intrinsic value of stock options:	2011	2010
Exercised	$2	$1
Outstanding	$41	$15
Outstanding and exercisable	$27	$9

The cash received from option exercises for the thirteen weeks ended April 30, 2011 and May 1, 2010 was $3 million and $1 million, respectively. The tax benefit realized from option exercises was $1 million for the thirteen weeks ended April 30, 2011 and was not significant for the corresponding prior-year period.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2011:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$11.66	2,187	6.26	$10.41	1,736	$10.51
$12.30	$18.02	2,095	6.07	$15.37	1,234	$15.55
$18.09	$23.42	2,214	8.39	$20.11	696	$22.88
$23.59	$28.16	1,884	3.42	$25.71	1,884	$25.71
$9.85	$28.16	8,380	6.14	$17.66	5,550	$18.35

Changes in the Company’s nonvested options for the thirteen weeks ended April 30, 2011 are summarized as follows:
(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 29, 2011	2,132	$13.23
Granted	1,525	18.84
Vested	(771)	12.84
Expired or cancelled	(56)	16.20
Nonvested at April 30, 2011	2,830

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million and $1 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. As of April 30, 2011, there was $9 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.58 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of April 30, 2011, 1,017,397 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vests with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the thirteen weeks ended April 30, 2011 and May 1, 2010 is summarized as follows:

	Number of Shares and Units
(in thousands)	April 30, 2011	May 1, 2010
Outstanding at beginning of period	1,759	1,680
Granted	461	—
Vested	(263)	(432)
Cancelled or forfeited	—	(70)
Outstanding at end of period	1,957	1,178
Aggregate value (in millions)	$26	$12
Weighted-average remaining contractual life	1.74 years	1.76 years

The weighted-average grant-date fair value per share was $18.15 for the thirteen weeks ended April 30, 2011. The total value of awards for which restrictions lapsed during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $3 million and $9 million, respectively. As of April 30, 2011, there was $14 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $2 million for both of the thirteen week periods ended April 30, 2011 and May 1, 2010.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At April 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Auction rate security	$—	$5	$—	$5
Forward foreign exchange and option contracts	—	4	—	4
Total Assets	$—	$9	$—	$9

	At May 1, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investment	$—	$—	$7	$7
Auction rate security	—	5	—	5
Total Assets	$—	$5	$7	$12

Liabilities
European net investment hedge	$—	$24	$—	$24
Total Liabilities	$—	$24	$—	$24

	At January 29, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Auction rate security	$—	$5	$—	$5
Forward foreign exchange contracts	—	2	—	2
Total Assets	$—	$7	$—	$7

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

The Company’s Level 3 asset as of May 1, 2010 represented the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, which is reported at fair value based on a review of the underlying securities within the Fund. The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3:

(in millions)	Level 3
Balance at May 1, 2010	$7
Redemptions received from the Fund	(9)
Redemptions received in excess of carrying value	2
Balance at January 29, 2011 and April 30, 2011	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the website for eastbay.com, final-score.com, and teamsales.eastbay.com. Additionally this segment operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At April 30, 2011, the Company operated 3,420 stores as compared with 3,426 and 3,485 stores at January 29, 2011 and May 1, 2010, respectively. During the thirteen weeks ended April 30, 2011, the Company opened 18 stores, remodeled or relocated 48 stores and closed 24 stores.

A total of 27 franchised stores were operating at April 30, 2011, as compared with 26 and 22 stores at January 29, 2011 and May 1, 2010, respectively. Revenue from the franchised stores was not significant for the thirteen weeks ended April 30, 2011 and May 1, 2010. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end, that have been open for more than one year, and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the total Company calculation of comparable-store sales for all periods presented. Division profit reflects income from continuing operations before income taxes, corporate expense, net interest expense, and net non-operating income.

The following table summarizes results by segment:
Sales
	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Athletic Stores	$1,331	$1,181
Direct-to-Customers	121	100
Total sales	$1,452	$1,281

Operating Results
	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Athletic Stores	$162	$101
Direct-to-Customers	13	10
Restructuring charge (1)	(1)	—
Division profit	174	111
Less: Corporate expense, net	24	24
Operating profit	150	87
Interest expense, net	2	3
Other income (2)	1	—
Income before income taxes	$149	$84

(1)
During 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. The amount for the thirteen weeks ended April 30, 2011 primarily represents a lease termination gain related to the sale of a leasehold interest in Europe and royalty income from the Company’s franchised operations.

Sales increased by $171 million, or 13.3 percent, to $1,452 million for the thirteen weeks ended April 30, 2011, from $1,281 million for the thirteen weeks ended May 1, 2010. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 12.0 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 12.8 percent for the thirteen weeks ended April 30, 2011.

Gross margin, as a percentage of sales, increased to 32.7 percent for the thirteen weeks ended April 30, 2011 as compared with 30.7 percent in the corresponding prior-year period. The cost of merchandise for the thirteen weeks ended April 30, 2011 decreased by 50 basis points, as a percent of sales, compared with the corresponding prior-year period, primarily reflecting a lower markdown rate as the Company was less promotional during the current quarter. For the thirteen weeks ended April 30, 2011, the occupancy and buyers’ salary expense rate decreased 150 basis points, as a percentage of sales, as compared with the prior year thirteen-week period, reflecting improved leverage on primarily fixed costs. Vendor allowances were not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 12.7 percent to $1,331 million for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period of $1,181 million. Excluding the effect of foreign currency fluctuations, sales from athletic store formats increased 11.2 percent for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period. Comparable-store sales increased by 12.1 percent for the thirteen weeks ended April 30, 2011. This increase was principally from the U.S. operations. All U.S. formats’ sales increased except for Lady Foot Locker, which was primarily affected by the decline in toning footwear sales. Overall, the increase represented the continued favorable athletic footwear trend, including higher sales of marquee basketball and technical and light-weight running footwear. Apparel sales continued to improve as our suppliers provided assortments that coordinate with key footwear styles. Sales also increased in Europe, Australia, and New Zealand. However, sales in Canada declined modestly reflecting the effects of later spring weather and the comparison with the prior-year Olympics.

Athletic Stores division profit increased 60.4 percent for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period. Athletic Stores division profit, as a percentage of sales, increased to 12.2 percent for the thirteen weeks ended April 30, 2011, from 8.6 percent in the corresponding prior-year period. The increase in division profit reflected improved sales, as well as a higher merchandise gross margin rate, reflecting lower promotions during the current year. The flow-through of incremental sales to division profit was 40.7 percent, reflecting primarily the leveraging of the fixed expenses within gross margin.

Direct-to-Customers

Direct-to-Customers sales increased by 21.0 percent to $121 million for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period of $100 million. Internet sales increased by 25.9 percent to $107 million for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period. This increase was primarily a result of the strong sales performance of the Eastbay website, as well as the store banner websites.

Direct-to-Customers division profit for the thirteen weeks ended April 30, 2011 increased by $3 million to $13 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 10.7 percent for the thirteen weeks ended April 30, 2011 as compared with 10.0 percent for the corresponding prior-year period. The increase primarily reflects continued expense management.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense of $24 million for the thirteen weeks ended April 30, 2011 remained unchanged in comparison with the thirteen weeks ended May 1, 2010.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $298 million increased by $18 million or 6.4 percent, for the thirteen weeks ended April 30, 2011 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.5 percent for the thirteen weeks ended April 30, 2011, as compared with 21.9 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $14 million for the thirteen weeks ended April 30, 2011, as compared with the corresponding prior-year period. This increase principally represents higher marketing costs to support our strategic plan and increased variable costs to support sales, such as store wages and banking expenses.

Depreciation and Amortization

     Depreciation and amortization increased by $1 million in the first quarter of 2011 to $27 million as compared with $26 million for the first quarter of 2010. The increase primarily represents the effect of foreign currency fluctuations.

Interest Expense

	Thirteen weeks ended
	April 30,	May 1,
(in millions)	2011	2010
Interest expense	$4	$4
Interest income	(2)	(1)
Interest expense, net	$2	$3

The decrease in net interest expense for the thirteen weeks ended April 30, 2011 as compared with the corresponding prior-year period primarily reflects income earned on higher cash and cash equivalents balances.

Income Taxes

The Company’s effective tax rate for the thirteen weeks ended April 30, 2011 increased to 36.9 percent from 35.8 percent for the corresponding prior-year period, primarily as a result of a greater percentage of income earned in the United States as compared with international operations in the current period than in the prior period. The Company expects its full year tax rate to approximate 37 percent. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

Net income of $94 million, or $0.60 per diluted share, for the thirteen weeks ended April 30, 2011 increased by $0.26 per diluted share from $54 million, or $0.34 per diluted share, for the thirteen weeks ended May 1, 2010. The flow-through of increased sales to net income was 38.0 percent reflecting leveraging of fixed costs and controlling operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

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

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases and risks associated with foreign global sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

Net cash provided by operating activities was $154 million and $96 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow is primarily the result of strong sales during the first quarter of 2011, and improved working capital management. Additionally, during the first quarter of 2011, the Company contributed $1 million to its Canadian qualified pension plan as compared with $2 million in the corresponding prior-year period.

Net cash used in investing activities was $29 million and $25 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, reflecting capital expenditures. The Company’s full year forecast for capital expenditures is $152 million, of which $114 million relates to the modernizations of existing stores and new store openings and $38 million for the development of information systems and other support facilities.

Net cash used in financing was $51 million and $31 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The Company declared and paid dividends during the first quarters of 2011 and 2010 of $25 million and $24 million, respectively. This represents a quarterly rate of $0.165 and $0.15 per share for 2011 and 2010, respectively. During the first quarter of 2011, the Company repurchased 1,510,000 shares of its common stock for $30 million. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $3 million and $1 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $1 million as a financing activity.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues and earnings, and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, deterioration of global financial markets, economic conditions worldwide, deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its strategic and business plans effectively with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 30, 2011 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company was a defendant in an additional seven purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker, in state court in Illinois, all of these actions were either commenced in federal district court or the Company has subsequently removed them to federal district court. On February 25, 2011, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “Panel”) to consolidate those cases pending in federal court and any similar case hereafter filed to a single case under the United States district court and otherwise consolidating these actions for coordinated pretrial proceedings. On May 26, 2011 the Panel granted the Company’s motion to consolidate those cases with Pereira. During the first quarter, one of these cases was settled for an amount that was not material to the Company; three of them are in the discovery stage; and the remaining four are in preliminary stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company is filing a motion for leave to appeal. The Company is currently engaged in mediation with plaintiff in Pereira and his counsel in an attempt to determine whether it will be possible to resolve these cases. Meanwhile, the Company is vigorously defending them. Because of the inherent uncertainties of such matters, including the early stages of certain of the matters, the Company is currently unable to make an estimate of loss or range of loss for these cases.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including Pereira and related cases, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended April 30, 2011.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 30, 2011 through February 26, 2011	46,171	$17.86	—	$200,707,001
February 27, 2011 through April 2, 2011	1,025,198	$19.44	925,000	$182,764,339
April 3, 2011 through April 30, 2011	587,311	$20.55	585,000	$170,746,663
	1,658,680	$19.90	1,510,000

(1)
These columns also reflect shares purchased in connection with stock swaps and shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock and restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions and other costs associated with the repurchase of such shares.

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

FOOT LOCKER, INC.
Date: June 8, 2011	(Company)

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

101
The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.