Form 10-Q
period 2011-07-30
FOOT LOCKER INC
filed 2011-09-07
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark
One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2011

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

Number of shares of Common Stock outstanding at August 26, 2011: 152,957,628

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except shares)

	July 30,	July 31,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$681	$512	$696
Short-term investments	—	7	—
Merchandise inventories	1,269	1,219	1,059
Other current assets	189	161	179
	2,139	1,899	1,934
Property and equipment, net	408	376	386
Deferred taxes	298	351	296
Goodwill	146	144	145
Other intangibles and other assets	128	143	135
	$3,119	$2,913	$2,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$365	$345	$223
Accrued expenses and other current liabilities	255	236	266
	620	581	489
Long-term debt	136	137	137
Other liabilities	248	279	245
	1,004	997	871
Shareholders’ equity
Common stock and paid-in capital: 163,749,566, 161,843,666 and 162,659,192 shares, respectively	756	718	735
Retained earnings	1,691	1,548	1,611
Accumulated other comprehensive loss	(125)	(228)	(169)
Less: Treasury stock at cost: 10,641,938, 6,184,542 and 8,039,074 shares, respectively	(207)	(122)	(152)
Total shareholders’ equity	2,115	1,916	2,025
	$3,119	$2,913	$2,896

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Sales	$1,275	$1,096	$2,727	$2,377

Cost of sales	887	791	1,864	1,679
Selling, general and administrative expenses	301	268	599	548
Depreciation and amortization	28	26	55	52
Interest expense, net	1	2	3	5
Other income	—	(1)	(1)	(1)
	1,217	1,086	2,520	2,283

Income before income taxes	58	10	207	94
Income tax expense	21	4	76	34
Net income	$37	$6	$131	$60

Basic earnings per share:
Net income	$0.24	$0.04	$0.85	$0.39
Weighted-average common shares outstanding	153.7	156.1	154.0	156.3

Diluted earnings per share:
Net income	$0.24	$0.04	$0.84	$0.38
Weighted-average common shares assuming dilution	155.2	156.9	155.4	157.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net income	$37	$6	$131	$60

Other comprehensive income (loss)

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax period	(18)	(14)	43	(37)

Cash flow hedges:
Change in fair value of derivatives, net of tax	(1)	(1)	-	(1)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior services included in net periodic benefit costs, net of income tax expense of $1 million, $1 million, $2 million and $2 million	1	2	2	4

Comprehensive income (loss)	$19	$(7)	$176	$26

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (in millions)

	Twenty-six weeks ended
	July 30,	July 31,
	2011	2010
From Operating Activities:
Net income	$131	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	52
Share-based compensation expense	8	7
Qualified pension plan contributions	(1)	(2)
Change in assets and liabilities:
Merchandise inventories	(195)	(193)
Accounts payable	138	132
Other accruals	(21)	27
Other, net	12	(20)
Net cash provided by operating activities	127	63

From Investing Activities:
Capital expenditures	(66)	(51)
Net cash used in investing activities	(66)	(51)

From Financing Activities:
Purchase of treasury shares	(59)	(20)
Issuance of common stock	8	1
Dividends paid	(51)	(47)
Treasury stock issued under employee stock plan	4	3
Excess tax benefits on share-based compensation	3	—
Net cash used in financing activities	(95)	(63)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	19	(19)
Net change in Cash and Cash Equivalents	(15)	(70)
Cash and Cash Equivalents at beginning of year	696	582
Cash and Cash Equivalents at end of interim period	$681	$512

Cash paid during the period:
Interest	$6	$6
Income taxes	$81	$23

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

2. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and assets with indefinite lives during the first quarters of 2011 and 2010 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment. The changes represent foreign exchange fluctuations.

	July 30,	July 31,	January 29,
(in millions)	2011	2010	2011
Athletic Stores	$19	$17	$18
Direct-to-Customers	127	127	127
Goodwill	$146	$144	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 30, 2011			July 31, 2010			January 29, 2011
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$184	$(157)	$27	$170	$(137)	$33	$178	$(150)	$28

Trademark	21	(8)	13	21	(7)	14	21	(7)	14

Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—

Favorable leases	9	(9)	—	9	(8)	1	9	(8)	1

CCS customer relationships	21	(11)	10	21	(7)	14	21	(9)	12

Total finite life intangible assets	236	(186)	50	222	(160)	62	230	(175)	55

	July 30, 2011			July 31, 2010			January 29, 2011
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Intangible assets not subject to amortization:
Republic of Ireland trademark	2	—	2	2	—	2	2	—	2
CCS trade-name	15	—	15	25	—	25	15	—	15

Total indefinite life intangible assets	17	—	17	27	—	27	17	—	17

Total other intangible assets	$253	$(186)	$67	$249	$(160)	$89	$247	$(175)	$72

For the twenty-six week period ended July 30, 2011, activity included amortization of $9 million and retirements of $4 million, offset by lease acquisition additions of $4 million and the effect of the weakening of the U.S. dollar as compared with the euro of $4 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Amortization expense	$5	$4	$9	$9

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2011	$8
2012	14
2013	10
2014	4
2015	2
2016	2

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

Cash Flow Hedges

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at July 30, 2011 was $48 million and these contracts extend through June 2012. The net change in fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was an increase to AOCL of $1 million for the thirteen weeks ended July 30, 2011. There was no change in AOCL for the twenty-six weeks ended July 30, 2011, as the loss of $1 million recorded during the second quarter was offset by a $1 million gain recorded in the first quarter. The change in AOCL was an increase of $1 million for both the thirteen and twenty-six weeks ended July 31, 2010.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. The notional value of the contracts outstanding at July 30, 2011 was $33 million and these contracts extend through October 2011. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Condensed Consolidated Statements of Operations were not significant for the thirteen-week and twenty six periods ended July 30, 2011 and July 31, 2010.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The notional value of the contracts outstanding at July 30, 2011 was $23 million and these contracts extend through December 2011. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amount recorded for all the periods presented was not significant.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at July 30, 2011 was $4 million and these contracts extend through May 2012. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	July 30,	July 31,	January 29,
(in millions)	Caption	2011	2010	2011
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$1	$—	$2
Forward foreign exchange contracts	Current liability	—	(1)	—
Total		$1	$(1)	$2

Non-Hedging Instruments:
Forward foreign exchange and option contracts	Current liability	$—	$(1)	$—
European cross currency swap	Non current liability	—	(24)	—
Total		$—	$(25)	$—

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	July 30,	July 31,	January 29,
(in millions)	2011	2010	2011
Carrying value	$136	$137	$137
Fair value	$144	$136	$139

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	July 30,	July 31,	January 29,
(in millions)	2011	2010	2011
Foreign currency translation adjustments	$129	$38	$86
Cash flow hedges	1	(1)	1
Unrecognized pension cost and postretirement benefit	(253)	(263)	(254)
Unrealized loss on available-for-sale security	(2)	(2)	(2)
	$(125)	$(228)	$(169)

5. Earnings Per Share

The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding as of July 30, 2011 and July 31, 2010, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Weighted-average common shares outstanding	153.7	156.1	154.0	156.3
Effect of Dilution:
Stock options and awards	1.5	0.8	1.4	0.8
Weighted-average common shares assuming dilution	155.2	156.9	155.4	157.1

Options to purchase 3.9 million and 4.8 million shares of common stock were not included in the computation for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively. Options to purchase 3.6 million and 4.4 million shares of common stock were not included in the computation for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the thirteen and twenty-six weeks ended July 30, 2011, contingently issuable shares of 0.9 million have not been included as the vesting conditions have not been satisfied.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of July 30, 2011, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

Sales

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Athletic Stores	$1,174	$1,015	$2,505	$2,196
Direct-to-Customers	101	81	222	181
Total sales	$1,275	$1,096	$2,727	$2,377

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Athletic Stores	$79	$33	$241	$134
Direct-to-Customers	7	3	20	13
Restructuring charge (1)	—	—	(1)	—
Division profit	86	36	260	147
Less: Corporate expense, net	27	25	51	49
Operating profit	59	11	209	98
Other income (2)	—	1	1	1
Interest expense, net	1	2	3	5
Income before income taxes	$58	$10	$207	$94

(1)
During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Other income for the twenty-six weeks ended July 30, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations. Other income for the twenty-six weeks ended July 31, 2010 primarily represents royalty income and realized gains associated with foreign currency option contracts.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$3	$3	$6	$6	$—	$—	$—	$—
Interest cost	8	9	16	17	—	—	—	—
Expected return on
plan assets	(10)	(10)	(20)	(20)	—	—	—	—
Amortization of net loss (gain)	3	4	7	9	(1)	(1)	(2)	(3)
Net benefit expense (income)	$4	$6	$9	$12	$(1)	$(1)	$(2)	$(3)

During the twenty-six weeks ended July 30, 2011 the Company made a $1 million contribution to its Canadian qualified plan.  No further pension contributions to its U.S. or Canadian qualified plans are required in 2011.

8. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $4 million for both the thirteen weeks ended July 30, 2011 and July 31, 2010, and was $8 million and $7 million for the twenty-six ended July 30, 2011 and July 31, 2010, respectively. The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Twenty-six weeks ended		Stock Purchase Plan Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Weighted-average risk free rate of interest	2.08%	2.34%	0.37%	1.03%
Expected volatility	45%	45%	37%	39%
Weighted-average expected award life	5.0 years	5.0 years	1.0 year	1.0 year
Dividend yield	3.5%	4.0%	3.8%	5.1%
Weighted-average fair value	$5.86	$4.47	$3.34	$2.36

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended July 30, 2011:

(in thousands, except price per share)	Shares	Weighted-Average Term	Weighted-Average Exercise Price
Options outstanding at the beginning of the year	7,220		$17.17
Granted	1,600		19.12
Exercised	(743)		12.06
Expired or cancelled	(64)		16.92
Options outstanding at July 30, 2011	8,013	5.89	$18.03
Options exercisable at July 30, 2011	5,135	4.28	$18.85
Options available for future grant at July 30, 2011	7,071

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Exercised	$6	$-	$8	$1

The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

(in millions)	July 30, 2011	July 31, 2010
Outstanding	$38	$9
Outstanding and exercisable	$23	$5

The cash received from option exercises for the thirteen and twenty-six weeks ended July 30, 2011 was $5 million and $8 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 31, 2010 was not significant and $1 million, respectively. The tax benefit realized from option exercises was $2 million and $3 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, and was not significant for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at July 30, 2011:

		Options Outstanding			Options Exercisable
			Weighted-
			Average
			Remaining	Weighted-		Weighted-
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$11.66	1,845	6.30	$10.36	1,419	$10.47
$12.30	$16.02	1,893	6.01	$15.29	1,036	$15.45
$16.15	$18.84	1,659	8.67	$18.66	149	$16.92
$19.23	$25.39	1,972	4.01	$24.16	1,887	$24.16
$25.46	$28.16	644	2.96	$27.68	644	$27.68
$9.85	$28.16	8,013	5.89	$18.03	5,135	$18.85

Changes in the Company’s nonvested options for the twenty-six weeks ended July 30, 2011 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 29, 2011	2,132	$13.23
Granted	1,600	19.12
Vested	(790)	12.70
Expired or cancelled	(64)	16.92
Nonvested at July 30, 2011	2,878	$16.57

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million and $4 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, and was $2 million and $3 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively. As of July 30, 2011, there was $8 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.37 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of July 30, 2011, 1,084,011 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vests with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the twenty-six weeks ended July 30, 2011 and July 31, 2010 is summarized as follows:

	Number of Shares and Units
(in thousands)	July 30, 2011	July 31, 2010
Outstanding at beginning of period	1,759	1,680
Granted	672	651
Vested	(317)	(457)
Cancelled or forfeited	—	(70)
Outstanding at end of period	2,114	1,804
Aggregate value (in millions)	$30	$21
Weighted-average remaining contractual life	1.65 years	1.90 years

The weighted-average grant-date fair value per share was $20.15 and $13.75 for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $4 million and $10 million, respectively. As of July 30, 2011, there was $16 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $2 million for both the thirteen weeks ended July 30, 2011 and July 31, 2010 and $4 million for both the twenty-six weeks ended July 30, 2011 and July 31, 2010.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At July 30, 2011			At July 31, 2010			At January 29, 2011
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$—	$—	$—	$7	$—	$—	$—
Auction rate security	—	5	—	—	5	—	—	5	—
Forward foreign exchange contracts	—	1	—	—	—	—	—	2	—
Total Assets	$—	$6	$—	$—	$5	$7	$—	$7	$—

Liabilities
European net investment hedge	$—	$—	$—	$—	$24	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	—	—	2	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$26	$—	$—	$—	$—

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

The Company’s Level 3 asset as of July 31, 2010 represented the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, which was reported at fair value based on a review of the underlying securities within the Fund. The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3:

(in millions)	Level 3
Balance at July 31, 2010	$7
Redemptions received from the Fund	(9)
Redemptions received from the Fund in excess of carrying value	2
Balance at January 29, 2011	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the website for eastbay.com, final-score.com, and teamsales.eastbay.com. Additionally, this segment operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At July 30, 2011, the Company operated 3,407 stores as compared with 3,426 and 3,476 stores at January 29, 2011 and July 31, 2010, respectively. During the twenty-six weeks ended July 30, 2011, the Company opened 35 stores, remodeled or relocated 95 stores and closed 54 stores.

A total of 25 franchised stores were operating at July 30, 2011, as compared with 26 and 20 stores at January 29, 2011 and July 31, 2010, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end, that have been open for more than one year, and exclude the effect of foreign currency fluctuations. Accordingly, stores opened and closed during the period are not included. Sales from the Direct-to-Customers segment are included in the total Company calculation of comparable-store sales for all periods presented. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

The following table summarizes results by segment:

Sales

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Athletic Stores	$1,174	$1,015	$2,505	$2,196
Direct-to-Customers	101	81	222	181
Total sales	$1,275	$1,096	$2,727	$2,377

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Athletic Stores	$79	$33	$241	$134
Direct-to-Customers	7	3	20	13
Restructuring charge (1)	—		(1)
Division profit	86	36	260	147
Less: Corporate expense, net	27	25	51	49
Operating profit	59	11	209	98
Other income (2)	—	1	1	1
Interest expense, net	1	2	3	5
Income before income taxes	$58	$10	$207	$94

(1)
During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Other income for the twenty-six weeks ended July 30, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations. Other income for the twenty-six weeks ended July 31, 2010 primarily represents royalty income and realized gains associated with foreign currency option contracts.

Sales increased by $179 million, or 16.3 percent, to $1,275 million for the thirteen weeks ended July 30, 2011, from $1,096 million for the thirteen weeks ended July 31, 2010. For the twenty-six weeks ended July 30, 2011, sales of $2,727 million increased 14.7 percent from sales of $2,377 million for the twenty-six week period ended July 31, 2010. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and twenty-six week periods increased 11.7 percent and 11.9 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 11.8 percent and 12.3 percent, for the thirteen and twenty-six weeks ended July 30, 2011, respectively.

Gross margin, as a percentage of sales, increased by 260 basis points to 30.4 percent for the thirteen weeks ended July 30, 2011, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 30, 2011, gross margin, as a percentage of sales, increased by 220 basis points to 31.6 percent, as compared with the corresponding prior-year period.

The cost of merchandise rate for the thirteen and twenty-six weeks ended July 30, 2011 decreased by 90 and 70 basis points, respectively, as compared with the corresponding prior-year periods, primarily reflecting lower markdowns as the Company was less promotional during the current year. The thirteen and twenty-six weeks ended July 30, 2011 also reflected a favorable shift toward higher margin apparel. The effect of vendor allowances was not significant for any of the periods presented.

For the thirteen and twenty-six weeks ended July 30, 2011, the occupancy and buyers’ salary expense rate decreased by 170 and 150 basis points, respectively, as a percentage of sales, as compared with the corresponding prior-year periods, reflecting improved leverage.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 15.7 percent and 14.1 percent for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 10.7 percent and 11.0 percent for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 10.8 percent and 11.5 percent for the thirteen and twenty-six weeks ended July 30, 2011, respectively. These increases were principally from the U.S. operations, with all formats except Lady Foot Locker reflecting an increase. Lady Foot Locker sales declined principally due to lower store count, coupled with a decline in toning footwear sales, which negatively affected the results in the first half. Overall, the increased sales reflect the continued favorable athletic footwear trend, an improved in-stock position, and new receipts of more compelling assortments of athletic footwear and apparel, including expanded offerings of technical and light-weight running footwear styles. The increase in international sales was led by our stores in Europe, which continues to benefit from improved apparel offerings that coordinate with key footwear styles.

Athletic Stores division profit for the thirteen weeks ended July 30, 2011 increased to $79 million, or 6.7 percent, as a percentage of sales, as compared with division profit of $33 million, or 3.3 percent, as a percentage of sales, for the thirteen weeks ended July 31, 2010. Athletic Stores division profit for the twenty-six weeks ended July 30, 2011 increased to $241 million, or 9.6 percent, as a percentage of sales, as compared with division profit of $134 million, or 6.1 percent, as a percentage of sales, for the twenty-six weeks ended July 31, 2010. These increases were mainly attributable to improved sales, as well as a higher gross margin rate as the Company was less promotional during the current year, coupled with the continued leverage of the fixed expenses within gross margin.

Direct-to-Customers

Direct-to-Customers sales increased by 24.7 percent to $101 million for the thirteen weeks ended July 30, 2011, as compared with the corresponding prior-year period of $81 million. For the twenty-six weeks ended July 30, 2011, sales increased by 22.7 percent to $222 million, as compared with the corresponding prior-year period of $181 million. Internet sales increased by 28.2 percent to $91 million and by 26.9 percent to $198 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods. These increases were primarily a result of the continued strong sales performance of Eastbay’s website, as well as improvements from the Company’s store banner websites, both of which benefited from improved and fresh product offerings.

Direct-to-Customers division profit increased 133.3 percent to $7 million, and increased 53.8 percent to $20 million, for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 6.9 percent and 9.0 percent for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with 3.7 percent and 7.2 percent, respectively, in the corresponding prior-year periods. These increases primarily reflect the improvement in sales.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended July 30, 2011 increased by $2 million to $27 million from the corresponding prior-year period. Corporate expense for the twenty-six weeks ended July 30, 2011 increased by $2 million to $51 million from the corresponding prior-year period. These increases primarily reflect costs associated with the Company’s recent management changes, such as relocation expenses.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $301 million increased by $33 million or 12.3 percent, for the thirteen weeks ended July 30, 2011 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 23.6 percent for the thirteen weeks ended July 30, 2011, as compared with 24.5 percent in the corresponding prior-year period. For the twenty-six weeks ended July 30, 2011, SG&A increased by $51 million, or 9.3 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 22.0 percent for the twenty-six weeks ended July 30, 2011, as compared with 23.1 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $21 million and $35 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods. These increases principally reflect higher marketing costs to support our strategic plan and increased variable costs to support sales, such as store wages and banking expenses.

Depreciation and Amortization

Depreciation and amortization increased by $2 million for the thirteen weeks ended July 30, 2011 to $28 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 30, 2011, depreciation and amortization increased by $3 million to $55 million as compared with $52 million for the twenty-six weeks ended July 31, 2010. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization increased by $1 million for both the thirteen weeks and twenty-six weeks ended July 30, 2011, respectively, as compared with the corresponding prior-year periods reflecting increased capital spending.

Interest Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2011	2010	2011	2010
Interest expense	$3	$3	$7	$7
Interest income	(2)	(1)	(4)	(2)
Interest expense, net	$1	$2	$3	$5

The decrease in net interest expense for the thirteen and twenty-six weeks ended July 30, 2011, as compared with the corresponding prior-year periods, reflects income earned on higher cash and cash equivalents balances.

Income Taxes

The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 30, 2011 was 36.0 percent and 36.6 percent, respectively. This compares with the thirteen and twenty-six weeks ended July 31, 2010 of 38.8 percent and 36.1 percent, respectively. The effective tax rate for the thirteen weeks ended July 30, 2011 was lower than the corresponding prior-year rate, as the prior-year tax rate primarily reflected lower earnings relative to the total year. The increased tax rate for the twenty-six weeks ended July 30, 2011, as compared with the corresponding prior-year period, is primarily as a result of a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income.

The Company expects its third quarter and full year tax rate to approximate 37 percent, excluding any potential settlements or other adjustments that may occur. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

For the thirteen weeks ended July 30, 2011, net income increased by $31 million to $37 million, or $0.24 per diluted share, as compared with the thirteen weeks ended July 31, 2010. Net income for the twenty-six weeks ended July 30, 2011 was $131 million, or $0.84 per diluted share. This compares with net income of $60 million, or $0.38 per diluted share for the twenty-six weeks ended July 31, 2010. Strong sales and improved gross margin results contributed to an overall flow-through of sales to income before income taxes, of 27 percent and 32 percent for the thirteen and twenty-six week periods ended July 30, 2011, respectively.

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

Net cash provided by operating activities was $127 million and $63 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow is primarily the result of strong sales during the first two quarters, and improved working capital management. Additionally, during the first two quarters of 2011, the Company contributed $1 million to its Canadian qualified pension plan as compared with $2 million in the corresponding prior-year period.

Net cash used in investing activities was $66 million and $51 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, reflecting capital expenditures. The Company’s full year forecast for capital expenditures is $152 million, of which $112 million relates to the modernizations of existing stores and new store openings and $40 million for the development of information systems and other support facilities.

Net cash used in financing activities was $95 million and $63 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.  During the twenty-six weeks ended July 30, 2011, the Company repurchased 2,765,000 shares of its common stock for $59 million, compared with $20 million purchased during the corresponding prior-year period. Additionally, the Company declared and paid dividends during the first two quarters of 2011 and 2010 of $51 million and $47 million, respectively. This represents a quarterly rate of $0.165 and $0.15 per share for 2011 and 2010, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $12 million and $4 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $3 million as a financing activity during the twenty-six week period ended July 30, 2011.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with foreign global sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 30, 2011 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in one such case in which plaintiff alleges that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws. The case, Pereira v. Foot Locker, was filed in the U.S. District Court for the Eastern District of Pennsylvania in 2007. In his complaint, in addition to unpaid wage and overtime allegations, plaintiff seeks compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. In September 2009, the Court conditionally certified a nationwide collective action. During the course of 2010, notices were sent to approximately 81,888 current and former employees of the Company offering them the opportunity to participate in the class action, and 5,027 have opted in.

The Company was a defendant in an additional seven purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, all of these actions were either commenced in federal district court or the Company has subsequently removed them to federal district court. On February 25, 2011, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “Panel”) to consolidate those cases pending in federal court and any similar case hereafter filed to a single case under the United States district court and otherwise consolidating these actions for coordinated pretrial proceedings. On May 26, 2011 the Panel granted the Company’s motion to consolidate those cases with Pereira. During the first quarter, one of these cases was settled for an amount that was not material to the Company; three of them are in the discovery stage; and the remaining four are in preliminary stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company is filing a motion for leave to appeal. The Company is currently engaged in mediation with plaintiff in Pereira and his counsel in an attempt to determine whether it will be possible to resolve these cases. Meanwhile, the Company is vigorously defending them. Due to the inherent uncertainties of such matters, including the early stages of certain matters, the Company is currently unable to make an estimate of the range of loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended July 30, 2011.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 1, 2011 through May 28, 2011	2,682	$24.94	—	$170,746,663
May 29, 2011 through July 2, 2011	807,618	$23.27	795,000	$152,252,238
July 3, 2011 through July 30, 2011	460,000	$23.61	460,000	$141,393,493
	1,270,300	$23.40	1,255,000

(1)
These columns also reflect shares purchased in connection with stock swaps and shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions and other costs associated with the repurchase of such shares.

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

FOOT LOCKER, INC.
Date: September 7, 2011	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
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

101
The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.