Form 10-Q
period 2011-10-29
FOOT LOCKER INC
filed 2011-12-07
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark
      One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 29, 2011

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

Number of shares of Common Stock outstanding at November 25, 2011: 151,230,863

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except shares)

	October 29,	October 30,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$698	$534	$696
Short-term investments	—	7	—
Merchandise inventories	1,204	1,202	1,059
Other current assets	157	162	179
	2,059	1,905	1,934
Property and equipment, net	421	387	386
Deferred taxes	295	324	296
Goodwill	145	145	145
Other intangibles and other assets	125	151	135
	$3,045	$2,912	$2,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$284	$286	$223
Accrued expenses and other current liabilities	284	263	266
	568	549	489
Long-term debt	136	137	137
Other liabilities	248	248	245
	952	934	871
Shareholders’ equity
Common stock and paid-in capital: 163,765,923, 162,202,536 and 162,659,192 shares, respectively	761	726	735
Retained earnings	1,732	1,577	1,611
Accumulated other comprehensive loss	(154)	(187)	(169)
Less: Treasury stock at cost: 12,546,560, 7,334,074 and 8,039,074 shares, respectively	(246)	(138)	(152)
Total shareholders’ equity	2,093	1,978	2,025
	$3,045	$2,912	$2,896

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Sales	$1,394	$1,280	$4,121	$3,657

Cost of sales	941	892	2,805	2,571
Selling, general and administrative expenses	320	287	919	835
Depreciation and amortization	27	27	82	79
Interest expense, net	1	2	4	7
Other income	–	(1)	(1)	(2)
	1,289	1,207	3,809	3,490

Income before income taxes	105	73	312	167
Income tax expense	39	21	115	55
Net income	$66	$52	$197	$112

Basic earnings per share:
Net income	$0.43	$0.33	$1.28	$0.72
Weighted-average common shares outstanding	152.3	155.4	153.4	156.0

Diluted earnings per share:
Net income	$0.43	$0.33	$1.27	$0.71
Weighted-average common shares assuming dilution	153.6	156.2	154.8	156.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
 (in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net income	$66	$52	$197	$112

Other comprehensive income (loss)

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax period	(31)	38	12	1

Cash flow hedges:
Change in fair value of derivatives, net of tax	(1)	2	(1)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior services included in net periodic benefit costs, net of income tax expense of $–, $1 million, $2 million and $3 million	2	1	4	5

Unrealized loss on available-for-sale-security	(1)	—	(1)	—

Comprehensive income	$35	$93	$211	$119

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirty-nine weeks ended
	October 29,	October 30,
	2011	2010
From Operating Activities:
Net income	$197	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	79
Share-based compensation expense	13	10
Qualified pension plan contributions	(1)	(32)
Change in assets and liabilities:
Merchandise inventories	(142)	(163)
Accounts payable	60	70
Other accruals	11	27
Payment on the settlement of the net investment hedge	—	(24)
Other, net	45	42
Net cash provided by operating activities	265	121

From Investing Activities:
Gains from lease terminations	—	1
Capital expenditures	(111)	(73)
Net cash used in investing activities	(111)	(72)

From Financing Activities:
Purchase of treasury shares	(97)	(36)
Issuance of common stock	9	5
Dividends paid	(76)	(70)
Treasury stock issued under employee stock plan	4	3
Excess tax benefits on share-based compensation	3	1
Net cash used in financing activities	(157)	(97)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	5	—
Net change in Cash and Cash Equivalents	2	(48)
Cash and Cash Equivalents at beginning of year	696	582
Cash and Cash Equivalents at end of interim period	$698	$534

Cash paid during the period:
Interest	$6	$6
Income taxes	$113	$32

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

	October 29,	October 30,	January 29,
(in millions)	2011	2010	2011
Athletic Stores	$18	$18	$18
Direct-to-Customers	127	127	127
Goodwill	$145	$145	$145

The components of other intangible assets are as follows:
	October 29, 2011			October 30, 2010			January 29, 2011
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	Value	value	amort.	value
Amortized intangible assets:
Lease acquisition costs	$180	$(154)	$26	$179	$(148)	$31	$178	$(150)	$28
Trademarks	21	(8)	13	21	(7)	14	21	(7)	14
Loyalty program	1	(1)	—	1	(1)	—	1	(1)	—
Favorable leases	9	(9)	—	9	(8)	1	9	(8)	1
CCS customer relationships	21	(12)	9	21	(8)	13	21	(9)	12
	232	(184)	48	231	(172)	59	230	(175)	55

Indefinite life intangible assets:
Republic of Ireland trademark			2			2			2
CCS trade-name			15			25			15
			17			27			17
Identifiable intangible assets, net			$65			$86			$72

For the thirty-nine week period ended October 29, 2011, activity included amortization of $13 million and retirements of $3 million, offset by lease acquisition additions of $7 million and the effect of the strengthening of the Euro as compared with the U.S. dollar of $2 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Amortization expense	$4	$4	$13	$13

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2011	$4
2012	14
2013	10
2014	5
2015	3
2016	2

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

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

Cash Flow Hedges

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at October 29, 2011 was $52 million and these contracts extend through July 2012. The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $1 million loss and therefore increased AOCL for the thirteen weeks and thirty-nine weeks ended October 29, 2011. The net change in the fair value of derivatives was $2 million and $1 million gain and therefore reduced AOCL for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. The notional value of the contracts outstanding at October 29, 2011 was $41 million and these contracts extend through January 2012. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Condensed Consolidated Statements of Operations were not significant for the thirteen-week and thirty-nine week periods ended October 29, 2011 and October 30, 2010.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The notional value of the contracts outstanding at October 29, 2011 was $33 million and these contracts extend through January 2012. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The amounts recorded for all the periods presented were not significant.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. The notional value of the contracts outstanding at October 29, 2011 was $6 million and these contracts extend through November 2012. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 29,	October 30,	January 29,
(in millions)	Caption	2011	2010	2011
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$—	$1	$2
Total		$—	$1	$2

Non-Hedging Instruments:
Forward foreign exchange contracts	Current asset	$—	$1	$—
Total		$—	$1	$—

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	October 29,	October 30,	January 29,
(in millions)	2011	2010	2011
Carrying value	$136	$137	$137
Fair value	$137	$136	$139

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	October 29,	October 30,	January 29,
(in millions)	2011	2010	2011
Foreign currency translation adjustments	$98	$76	$86
Cash flow hedges	—	1	1
Unrecognized pension cost and postretirement benefit	(249)	(262)	(254)
Unrealized loss on available-for-sale security	(3)	(2)	(2)
	$(154)	$(187)	$(169)

5. Earnings Per Share

The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding as of October 29, 2011 and October 30, 2010, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Weighted-average common shares outstanding	152.3	155.4	153.4	156.0
Effect of Dilution:
Stock options and awards	1.3	0.8	1.4	0.8
Weighted-average common shares assuming dilution	153.6	156.2	154.8	156.8

Options to purchase 4.1 million and 4.8 million shares of common stock were not included in the computation for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively. Options to purchase 3.8 million and 4.5 million shares of common stock were not included in the computation for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the thirteen and thirty-nine weeks ended October 29, 2011, contingently issuable shares of 0.9 million have not been included as the vesting conditions have not been satisfied.

6. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of October 29, 2011, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.
Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Athletic Stores	$1,268	$1,171	$3,773	$3,367
Direct-to-Customers	126	109	348	290
Total sales	$1,394	$1,280	$4,121	$3,657

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Athletic Stores	$119	$91	$360	$225
Direct-to-Customers	12	9	32	22
Restructuring charge (1)	—	—	(1)	—
Division profit	131	100	391	247
Less: Corporate expense, net	25	26	76	75
Operating profit	106	74	315	172
Interest expense, net	1	2	4	7
Other income (2)	–	1	1	2
Income before income taxes	$105	$73	$312	$167

(1)
During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Other income for the thirty-nine weeks ended October 29, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations. Other income for the thirteen weeks ended October 30, 2010 primarily represents lease termination gains related to sales of leasehold interests in Europe and royalty income. Other income for the thirty-nine weeks ended October 30, 2010 primarily represents royalty income, lease termination gains, and realized gains associated with foreign currency option contracts.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$3	$3	$9	$9	$—	$—	$—	$—
Interest cost	8	8	24	25	—	—	—	—
Expected return on plan assets	(10)	(10)	(30)	(30)	—	—	—	—
Amortization of net loss (gain)	4	4	11	13	(2)	(1)	(4)	(4)
Net benefit expense (income)	$5	$5	$14	$17	$(2)	$(1)	$(4)	$(4)

During the thirty-nine weeks ended October 29, 2011 the Company made a $1 million contribution to its Canadian qualified plan.  No further pension contributions to its U.S. or Canadian qualified plans are required in 2011.

8. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $5 million and $3 million for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively and was $13 million and $10 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Thirty-nine weeks ended		Stock Purchase Plan Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Weighted-average risk free rate of interest	2.07%	2.34%	0.34%	0.92%
Expected volatility	45%	45%	37%	39%
Weighted-average expected award life	5.0 years	5.0 years	1.0 year	1.0 year
Dividend yield	3.5%	4.0%	3.5%	4.9%
Weighted-average fair value	$5.86	$4.47	$3.69	$2.47

The information in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended October 29, 2011:

(in thousands, except price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,220		$17.17
Granted	1,612		19.13
Exercised	(760)		12.05
Expired or cancelled	(145)		17.31
Options outstanding at October 29, 2011	7,927	5.67	$18.05
Options exercisable at October 29, 2011	5,292	4.08	$18.66
Options available for future grant at October 29, 2011	7,153

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Exercised	$—	$1	$8	$2

The aggregate intrinsic value for stock options outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	October 29,	October 30,
(in millions)	2011	2010
Outstanding	$42	$16
Outstanding and exercisable	$27	$11

The cash received from option exercises was not significant for the thirteen weeks ended October 29, 2011 and was $9 million for the thirty-nine weeks ended October 29, 2011. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 30, 2010 was $4 million and $5 million, respectively. The tax benefit realized from option exercises was not significant for the thirteen weeks ended October 29, 2011 and was $3 million for the thirty-nine weeks ended October 29, 2011.  The tax benefit realized from option exercises was $1 million for both corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at October 29, 2011:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$11.66	1,833	6.04	$10.36	1,524	$10.44
$12.30	$16.02	1,862	5.81	$15.30	1,058	$15.44
$16.15	$18.84	1,604	8.61	$18.66	179	$17.19
$19.23	$25.39	1,984	3.79	$24.14	1,887	$24.16
$25.46	$28.16	644	2.71	$27.68	644	$27.68
$9.85	$28.16	7,927	5.67	$18.05	5,292	$18.66

Changes in the Company’s nonvested options for the thirty-nine weeks ended October 29, 2011 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 29, 2011	2,132	$13.23
Granted	1,612	19.13
Vested	(964)	12.63
Expired or cancelled	(145)	17.31
Nonvested at October 29, 2011	2,635	$16.84

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million and $6 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, and was $1 million and $4 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. As of October 29, 2011, there was $7 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.15 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. For executives outside of the United States, the Company issues restricted stock units. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of October 29, 2011, 1,098,177 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vests with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 is summarized as follows:

	Number of Shares and Units
(in thousands)	October 29, 2011	October 30, 2010
Outstanding at beginning of period	1,759	1,680
Granted	686	651
Vested	(327)	(492)
Cancelled or forfeited	(50)	(70)
Outstanding at end of period	2,068	1,769
Aggregate value (in millions)	$30.0	$20.5
Weighted-average remaining contractual life	1.44 years	1.68 years

The weighted-average grant-date fair value per share was $20.18 and $13.75 for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $4 million and $10 million, respectively. As of October 29, 2011, there was $15 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million and $7 million and $2 million and $6 million for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

9. Fair Value Measurements

The following tables provide a summary of the Company’s recognized assets that are measured at fair value on a recurring basis:

	At October 29, 2011			At October 30, 2010			At January 29, 2011
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investment	$—	$—	$—	$—	$—	$7	$—	$—	$—
Auction rate security	—	4	—	—	5	—	—	5	—
Forward foreign exchange contracts	—	—	—	—	2	—	—	2	—
Total Assets	$—	$4	$—	$—	$7	$7	$—	$7	$—

The Company’s auction rate security is classified as available-for-sale and, accordingly, is reported at fair value. The fair value of the security is determined by review of the underlying security at each reporting period.

The Company’s Level 3 asset as of October 30, 2010 represented the Company’s investment in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, which was reported at fair value based on a review of the underlying securities within the Fund. The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3:

(in millions)	Level 3
Balance at October 30, 2010	$7
Redemptions received from the Fund	(9)
Redemptions received from the Fund in excess of carrying value	2
Balance at January 29, 2011	$—

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

STORE COUNT

At October 29, 2011, the Company operated 3,402 stores as compared with 3,426 and 3,474 stores at January 29, 2011 and October 30, 2010, respectively. During the thirty-nine weeks ended October 29, 2011, the Company opened 52 stores, remodeled or relocated 147 stores and closed 76 stores.

A total of 32 franchised stores were operating at October 29, 2011, as compared with 26 and 24 stores at January 29, 2011 and October 30, 2010, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:
Sales

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Athletic Stores	$1,268	$1,171	$3,773	$3,367
Direct-to-Customers	126	109	348	290
Total sales	$1,394	$1,280	$4,121	$3,657

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Athletic Stores	$119	$91	$360	$225
Direct-to-Customers	12	9	32	22
Restructuring charge (1)	—	—	(1)	—
Division profit	131	100	391	247
Less: Corporate expense, net	25	26	76	75
Operating profit	106	74	315	172
Interest expense, net	1	2	4	7
Other income (2)	—	1	1	2
Income before income taxes	$105	$73	$312	$167

(1)
During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Other income for the thirty-nine weeks ended October 29, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations. Other income for the thirteen weeks ended October 30, 2010 primarily represents lease termination gains related to sales of leasehold interests in Europe and royalty income. Other income for the thirty-nine weeks ended October 30, 2010 primarily represents royalty income, lease termination gains, and realized gains associated with foreign currency option contracts.

Sales increased by $114 million, or 8.9 percent, to $1,394 million for the thirteen weeks ended October 29, 2011, from $1,280 million for the thirteen weeks ended October 30, 2010. For the thirty-nine weeks ended October 29, 2011, sales of $4,121 million increased 12.7 percent from sales of $3,657 million for the thirty-nine week period ended October 30, 2010. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and thirty-nine week periods increased 7.3 percent and 10.3 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 7.4 percent and 10.6 percent, for the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

Gross margin, as a percentage of sales, increased by 220 basis points to 32.5 percent for the thirteen weeks ended October 29, 2011, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2011, gross margin, as a percentage of sales, increased by 220 basis points to 31.9 percent, as compared with the corresponding prior-year period.

The cost of merchandise rate for the thirteen and thirty-nine weeks ended October 29, 2011 decreased by 130 and 90 basis points, respectively, as compared with the corresponding prior-year periods, primarily reflecting a lower markdown rate. The Company was less promotional during the current year, reflecting an improved inventory position and better merchandise flow. The thirteen and thirty-nine weeks ended October 29, 2011 also reflected higher apparel sales and improved apparel gross margins, as compared with the corresponding prior-year periods. The effect of vendor allowances was not significant for any of the periods presented.

For the thirteen and thirty-nine weeks ended October 29, 2011, the occupancy and buyers’ salary expense rate decreased by 90 and 130 basis points, respectively, as a percentage of sales, as compared with the corresponding prior-year periods, reflecting improved leverage.

Segment Analysis

Athletic Stores

     Athletic Stores sales increased by 8.3 percent and 12.1 percent for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 6.6 percent and 9.4 percent for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 6.6 percent and 9.8 percent for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. These increases were principally from the U.S. operations, with all formats except Lady Foot Locker reflecting an increase. Lady Foot Locker sales declined principally due to lower store count, coupled with a decline in toning footwear sales, which has negatively affected the results earlier in the year. During the third quarter, the Company commenced a strategic review of the Lady Foot Locker operations to develop initiatives to improve its future performance. Overall, the increased sales reflect the continued favorable athletic footwear trend, an improved in-stock position, and new receipts of more compelling assortments of athletic footwear and apparel, including expanded offerings of technical and light-weight running footwear styles. Internationally, each region increased for both the quarter and year-to-date periods. The increase in international sales was led by our stores in Europe, which continue to benefit from improved apparel offerings that coordinate with key footwear styles.

     Athletic Stores division profit for the thirteen weeks ended October 29, 2011 increased to $119 million, or 9.4 percent, as a percentage of sales, as compared with division profit of $91 million, or 7.8 percent, as a percentage of sales, for the thirteen weeks ended October 30, 2010. Athletic Stores division profit for the thirty-nine weeks ended October 29, 2011 increased to $360 million, or 9.5 percent, as a percentage of sales, as compared with division profit of $225 million, or 6.7 percent, as a percentage of sales, for the thirty-nine weeks ended October 30, 2010. These increases were mainly attributable to improved sales, as well as a higher gross margin rate as the Company was less promotional during the current year, coupled with the continued leverage of the fixed expenses within gross margin.

Direct-to-Customers

     Direct-to-Customers sales increased by 15.6 percent to $126 million for the thirteen weeks ended October 29, 2011, as compared with the corresponding prior-year period sales of $109 million. For the thirty-nine weeks ended October 29, 2011, sales increased by 20.0 percent to $348 million, as compared with the corresponding prior-year period of $290 million. Internet sales increased by 16.8 percent to $111 million and by 23.1 percent to $309 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with the corresponding prior-year periods. These increases were primarily a result of the continued strong sales performance of Eastbay’s website, as well as enhancements made to the Company’s store banner websites, all of which benefited from improved and fresh product offerings.

     Direct-to-Customers division profit increased 33.3 percent to $12 million, and increased 45.5 percent to $32 million, for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 9.5 percent and 9.2 percent for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with 8.3 percent and 7.6 percent, respectively, in the corresponding prior-year periods. These increases primarily reflect the improvement in sales and additional expense leverage. The operating results of the CCS business continue to be disappointing. The Company has developed various merchandising initiatives, such as shifting the apparel assortment to a more lifestyle look, and expanded size offerings, intended to improve results for CCS during the holiday selling season; accordingly, management will monitor the results of this format, which may include an analysis of the recoverability of its intangible assets.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended October 29, 2011 decreased by $1 million to $25 million from the corresponding prior-year period. Corporate expense for the thirty-nine weeks ended October 29, 2011 increased by $1 million to $76 million from the corresponding prior-year period.

Selling, General and Administrative

     Selling, general and administrative expenses (“SG&A”) of $320 million increased by $33 million, or 11.5 percent, for the thirteen weeks ended October 29, 2011 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 23.0 percent for the thirteen weeks ended October 29, 2011, as compared with 22.4 percent in the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2011, SG&A increased by $84 million, or 10.1 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 22.3 percent for the thirty-nine weeks ended October 29, 2011, as compared with 22.8 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $28 million and $63 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as compared with the corresponding prior-year periods. These increases principally reflect increased variable costs to support sales, such as store wages and banking expenses. The Company also continues to increase its marketing costs to support the strategic plan. Wage expense for the third quarter of 2011 includes a $7 million adjustment to properly state accruals for compensated absences related to our European operations. The Company determined that this amount was not material to any previously issued financial statements or to the current period; accordingly, it was corrected during the third quarter of 2011.

Depreciation and Amortization

     Depreciation and amortization was $27 million for both the thirteen weeks ended October 29, 2011 and the thirteen weeks ended October 30, 2010. For the thirty-nine weeks ended October 29, 2011, depreciation and amortization increased by $3 million to $82 million as compared with $79 million for the thirty-nine weeks ended October 30, 2010. The effect of foreign currency fluctuations, primarily related to the euro, was not significant for thirteen weeks and represented an increase of $2 million for the thirty-nine weeks ended October 29, 2011.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2011	2010	2011	2010
Interest expense	$2	$3	$9	$10
Interest income	(1)	(1)	(5)	(3)
Interest expense, net	$1	$2	$4	$7

The decrease in net interest expense for the thirty-nine weeks ended October 29, 2011, as compared with the corresponding prior-year period, primarily reflects income earned on higher cash and cash equivalents balances.

Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant factor that affects the effective tax rate relates to the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions.

For the thirteen weeks and thirty-nine weeks ended October 29, 2011, the Company recorded income tax provisions of $39 million and $115 million, which represent effective tax rates of 37.3 percent and 36.9 percent, respectively. For the thirteen weeks and thirty-nine weeks ended October 30, 2010, the Company recorded income tax provisions of $21 million and $55 million, which represent effective tax rates of 29.3 percent and 33.1 percent, respectively.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for the thirteen weeks ended October 29, 2011 includes a reserve release of $1 million due to the lapse of a foreign statute of limitations. The effective tax rate for the thirteen weeks ended October 30, 2010 included a tax benefit of $7 million from settlements of tax examinations. Excluding these items, the effective tax rate for the thirteen weeks and thirty-nine weeks ended October 29, 2011 was essentially unchanged.

The Company currently expects its fourth quarter tax rate to approximate 37 percent, excluding the effect of any nonrecurring items that may occur. The actual rate will primarily depend on the percentage of income earned in the United States as compared with international operations.

Net Income

     For the thirteen weeks ended October 29, 2011, net income was $66 million, or $0.43 per diluted share, as compared with net income of $52 million, or $0.33 per diluted share for the corresponding prior-year period. Net income for the thirty-nine weeks ended October 29, 2011 was $197 million, or $1.27 per diluted share. This compares with net income of $112 million, or $0.71 per diluted share for the thirty-nine weeks ended October 30, 2010. Strong sales and improved gross margin results contributed to an overall flow-through of sales to income before income taxes of 28.1 percent and 31.3 percent, for the thirteen and thirty-nine week periods ended October 29, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases.

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

     Net cash provided by operating activities was $265 million and $121 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow in 2011 is primarily the result of strong sales during the first three quarters, and improved working capital management. During the first three quarters of 2011, the Company contributed $1 million to its Canadian qualified pension plan, whereas during the corresponding prior-year period the Company contributed $32 million to its U.S. and Canadian qualified plans. Additionally during 2010, the Company paid $24 million to settle the liability associated with the terminated European net investment hedge.

     Net cash used in investing activities was $111 million and $72 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, primarily reflecting capital expenditures. The Company’s full year forecast for capital expenditures is $153 million, of which $109 million relates to the modernizations of existing stores and new store openings and $44 million for the development of information systems and other support facilities. Included in the investing activities for the thirty-nine weeks ended October 30, 2010 is a $1 million gain related to the sales of lease interests in Europe.

     Net cash used in financing activities was $157 million and $97 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. During the thirty-nine weeks ended October 29, 2011, the Company repurchased 4,615,000 shares of its common stock for $97 million, as compared with 2,510,000 shares for $36 million purchased during the corresponding prior-year period. Additionally, the Company declared and paid dividends during the first three quarters of 2011 and 2010 of $76 million and $70 million, respectively. This represents a quarterly rate of $0.165 and $0.15 per share for 2011 and 2010, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $13 million and $8 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $3 million and $1 million as a financing activity during the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 29, 2011 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 29, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company was a defendant in an additional seven purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, all of these actions were either commenced in federal district court or the Company has subsequently removed them to federal district court. On February 25, 2011, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “Panel”) to consolidate those cases pending in federal court and any similar case hereafter filed to a single case under the United States district court and otherwise consolidating these actions for coordinated pretrial proceedings. On May 26, 2011 the Panel granted the Company’s motion to consolidate those cases with Pereira. During the first quarter, one of these cases was settled for an amount that was not material to the Company and the remaining cases are in discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company has filed a motion for leave to appeal. The Company is currently engaged in mediation with plaintiff in Pereira and his counsel in an attempt to determine whether it will be possible to resolve these cases. Meanwhile, the Company is vigorously defending them. Due to the inherent uncertainties of such matters, including the early stages of certain matters, the Company is currently unable to make an estimate of the range of loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 29, 2011.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
July 31, 2011 through August 27, 2011	350,000	$19.63	350,000	$134,523,462
August 28, 2011 through October 1, 2011	1,035,000	$20.49	1,035,000	$113,315,535
October 2, 2011 through October 29, 2011	469,622	$20.48	465,000	$103,789,770
	1,854,622	$20.33	1,850,000

(1)
These columns also reflect shares purchased in connection with stock swaps and shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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
FOOT LOCKER, INC.
Date: December 7, 2011	(Company)

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

101
The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.