Form 10-K
period 2012-01-28
FOOT LOCKER INC
filed 2012-03-26
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 19, 2012:	151,895,099
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 29, 2011, was approximately:	$2,660,868,335*
*	For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 16, 2012: Parts III and IV.

PART I

Item 1.	Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,369 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 28, 2012. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, N.Y. 10120. The Company intends to promptly disclose amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the Corporate Governance section of the Company’s corporate website.

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

The service marks and trademarks appearing in this report (except for Nike, Inc. and Alshaya Trading Co. W.L.L.) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 13,080 full-time and 26,077 part-time employees at January 28, 2012. The Company considers employee relations to be satisfactory.

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

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. A substantial portion of our highest margin sales are to young males (ages 12 – 25), many of whom we believe purchase athletic footwear and athletic and licensed apparel as a fashion statement and are frequent purchasers. Any shift in fashion trends that would make athletic footwear or licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company purchased approximately 82 percent of its merchandise in 2011 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 61 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchase 45 to 77 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our vendors will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

These risks could have a material adverse effect on our business, financial condition, and results of operations.

We depend on mall traffic and our ability to identify suitable store locations.

Our stores in the United States and Canada are located primarily in enclosed regional and neighborhood malls. Our sales are dependent, in part, on the volume of mall traffic. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, or public health concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

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

Natural disasters, including earthquakes, hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt the operations of our suppliers, our operations, our customers, or have an adverse effect on customer demand. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

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

A significant portion of our sales and operating income for 2011 was attributable to our operations in Europe, Canada, New Zealand, and Australia. As a result, our business is subject to the risks associated with doing business outside of the United States such as foreign customer preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the value of the U.S. dollar as it relates to certain foreign currencies.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Macroeconomic developments, such as the recent recessions in Europe and the debt crisis in certain countries in the European Union, could negatively affect our ability to conduct business in those geographies.

The Company’s performance is subject to global economic conditions and the related impact on consumer spending levels. The continuing European sovereign debt crisis could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers and also reducing the value of our European earnings when translated into U.S. dollars. This uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products and services.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. These and other economic factors could adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results.

Instability in the financial markets may adversely affect our business.

Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. Although we currently have a revolving credit agreement in place until 2017 and do not have any borrowings under it (other than amounts used for standby letters of credit), tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Additionally, our borrowing costs can be affected by independent rating agencies’ ratings, which are based largely on our performance as measured by credit metrics, including lease-adjusted leverage ratios.

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

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. We determine fair value based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our strategic long-range plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 28, 2012, our cash and cash equivalents totaled $851 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of January 28, 2012, the Company had $498 million of cash and cash equivalents held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. The Company continually monitors the creditworthiness of its counterparties. At January 28, 2012, almost all of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

The trust which holds the assets of our U.S. pension plan has assets totaling $546 million at January 28, 2012. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

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

Disruptions, failures or security breaches of our information technology infrastructure could harm our business.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes.

Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber-security risks, given the ever increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information by the Company could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business.

Risks associated with Digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, including computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce.

Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on the Company’s business.

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

We face risks arising from recent activity by the National Labor Relations Board in the United States.

There have been recent decisions, and administrative regulations issued, by the National Labor Relations Board that, if not successfully challenged, would significantly change the nature of how union elections are to be conducted in the United States. These recent decisions and regulations could impose more labor relations requirements and union activity on our business conducted in the United States, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position.

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

There has been an increasing focus and significant debate on global climate change recently, including increased attention from regulatory agencies and legislative bodies globally. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on our business.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively impact our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in various litigation matters, including class actions and patent infringement claims, which arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We continue to document, test, and monitor our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however we cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock, and market confidence in our reported financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2011 were approximately 12.45 and 7.38 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.4 million square feet. Three of the four distribution centers are located in the United States and one is in the Netherlands.

Item 3.	Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 26, 2012, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Ken C. Hicks
Executive Vice President and Group President — Retail Stores	Richard A. Johnson
Executive Vice President — Operations Support	Robert W. McHugh
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Information Officer	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President, Treasurer and Investor Relations	John A. Maurer

Ken C. Hicks, age 59, has served as Chairman of the Board since January 31, 2010 and President and Chief Executive Officer since August 17, 2009. Mr. Hicks served as President and Chief Merchandising Officer of J.C. Penney Company, Inc. (“JC Penney”) from 2005 through 2009. He was President and Chief Operating Officer of Stores and Merchandise Operations of JC Penney from 2002 through 2004, and he served as President of Payless ShoeSource, Inc. from 1999 to 2002. Mr. Hicks is also a director of Avery Dennison Corporation.

Richard A. Johnson, age 54, has served as Executive Vice President and Group President — Retail Stores since July 2011. He served as President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Robert W. McHugh, age 53, has served as Executive Vice President — Operations Support since July 2011. He served as Executive Vice President and Chief Financial Officer from May 2009 to July 2011; and Senior Vice President and Chief Financial Officer from November 2005 through April 2009.

Lauren B. Peters, age 50, has served as Executive Vice President and Chief Financial Officer since July 2011. She served as Senior Vice President — Strategic Planning from April 2002 to July 2011.

Gary M. Bahler, age 60, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 56, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 57, has served as Senior Vice President and Chief Information Officer since February 2011. He served as Senior Vice President, Chief Information Officer and Investor Relations from September 2006 to February 2011; and as Vice President — Investor Relations and Treasurer from October 2001 to September 2006.

Giovanna Cipriano, age 42, has served as Senior Vice President and Chief Accounting Officer since May 2009. Ms. Cipriano served as Vice President and Chief Accounting Officer from November 2005 through April 2009.

Laurie J. Petrucci, age 53, has served as Senior Vice President — Human Resources since May 2001.

John A. Maurer, age 52, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011. He served as Divisional Vice President and Assistant Treasurer from April 2006 to September 2006.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. In addition, the stock is traded on the Cincinnati stock exchange. At January 28, 2012, the Company had 18,209 shareholders of record owning 151,619,112 common shares.

The following table provides, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2011		2010
	High	Low	High	Low
1st Quarter	$22.03	$17.21	$16.76	$11.30
2nd Quarter	25.50	21.00	15.79	12.27
3rd Quarter	23.02	16.66	16.09	11.59
4th Quarter	26.82	20.82	20.08	15.63

During each of the quarters of 2011 the Company declared dividends of $0.165 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors. On February 14, 2012, the Board of Directors declared a quarterly dividend of $0.18 per share to be paid on April 27, 2012. This dividend represents a 9 percent increase over the Company’s previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
Oct. 30, 2011 – Nov. 26, 2011	—	—	—	$103,463,547
Nov. 27, 2011 – Dec. 31, 2011	294,401	$23.84	289,100	$96,575,360
Jan. 1, 2012 – Jan. 28, 2012	—	—	—	$96,575,360
	294,401	$23.84	289,100	$96,575,360

(1)	These columns also reflect shares purchased in connection with stock swaps. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 16, 2010, the Company’s Board of Directors approved the extension of the Company’s 2007 common share repurchase program for an additional three years in the amount of $250 million. Through January 28, 2012, 8.1 million shares of common stock were purchased under this program, for an aggregate purchase price of $153 million.

On February 14, 2012, the Company’s Board of Directors approved a new 3-year, $400 million share repurchase program extending through January 2015, replacing the previous $250 million program which terminated on that date.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell 2000 Index.

Indexed Share Price Performance

The Company has previously used the Russell 2000 Index in its performance graph. However, due to the increasing size of the Company’s market capitalization it was determined that the Russell Midcap Index is a more appropriate benchmark as the median market capitalization is the closest in the Russell family of indices to the Company’s. The next graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell Midcap Index. It is the Company’s intention to use the Russell Midcap Index for future performance graphs.

Indexed Share Price Performance

Item 6.	Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2011	2010	2009	2008	2007
Summary of Continuing Operations
Sales	$5,623	5,049	4,854	5,237	5,437
Gross margin	1,796	1,516	1,332	1,460	1,420
Selling, general and administrative expenses	1,244	1,138	1,099	1,174	1,176
Impairment and other charges	5	10	41	259	128
Depreciation and amortization	110	106	112	130	166
Interest expense, net	6	9	10	5	1
Other income	(4)	(4)	(3)	(8)	(1)
Income (loss) from continuing operations, after-tax	278	169	47	(79)	43
Per Common Share Data
Basic earnings	1.81	1.08	0.30	(0.52)	0.29
Diluted earnings	1.80	1.07	0.30	(0.52)	0.28
Common stock dividends declared per share	0.66	0.60	0.60	0.60	0.50
Weighted-average Common Shares Outstanding
Basic earnings	153.0	155.7	156.0	154.0	154.0
Diluted earnings	154.4	156.7	156.3	154.0	155.6
Financial Condition
Cash, cash equivalents, and short-term investments	$851	696	589	408	493
Merchandise inventories	1,069	1,059	1,037	1,120	1,281
Property and equipment, net	427	386	387	432	521
Total assets	3,050	2,896	2,816	2,877	3,243
Long-term debt	135	137	138	142	221
Total shareholders’ equity	2,110	2,025	1,948	1,924	2,261
Financial Ratios
Sales per average gross square foot(1)	$406	360	333	350	352
Earnings before interest and taxes (EBIT)(2)	441	266	83	(95)	(49)
EBIT margin(2)	7.8%	5.3	1.7	(1.8)	(0.9)
Net income margin(2)	4.9%	3.3	1.0	(1.5)	0.8
Return on assets (ROA)	9.4%	5.9	1.7	(2.6)	1.3
Net debt capitalization percent(3)	36.0%	39.0	43.0	46.7	45.1
Current ratio	3.8	4.0	4.1	4.2	4.0
Other Data
Capital expenditures	$152	97	89	146	148
Number of stores at year end	3,369	3,426	3,500	3,641	3,785
Total selling square footage at year end (in millions)	7.38	7.54	7.74	8.09	8.50
Total gross square footage at year end (in millions)	12.45	12.64	12.96	13.50	14.12

(1)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months.
(2)	Calculated using results from continuing operations.
(3)	Represents total debt, net of cash, cash equivalents, and short-term investments. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Foot Locker brand is one of the most widely recognized names in the market segments in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, specifically Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, its direct-to-customers business. Through various marketing channels, including broadcast, digital, print, and sponsorships of various sporting events, the Company reinforces its image with a consistent message- namely, that it is the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
	January 29, 2011	Opened	Closed	January 28, 2012	Relocations/ Remodels	(in thousands)
						Selling	Gross
Foot Locker U.S.	1,144	5	31	1,118	67	2,656	4,499
Foot Locker International	751	45	13	783	60	1,148	2,276
Lady Foot Locker	378	—	47	331	9	426	737
Kids Foot Locker	294	3	8	289	8	403	692
Footaction	307	1	16	292	14	846	1,351
Champs Sports	540	5	11	534	24	1,868	2,845
CCS	12	11	1	22	—	34	51
Total	3,426	70	127	3,369	182	7,381	12,451

Athletic Stores

The Company operates 3,369 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — “Sneaker Central” — Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletic-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Its 1,901 stores are located in 23 countries including 1,118 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 129 in Canada, 563 in Europe, and a combined 91 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker — “The Place for Her” — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel and accessories for active women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of apparel designed for a variety of activities, including running, walking, training, and fitness. Its 331 stores are located in the United States, Puerto Rico, and the U.S. Virgin Islands, and have an average of 1,300 selling square feet.

Kids Foot Locker — “Where Kids Come First” — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 289 stores are located in the United States, Puerto Rico, and the U.S. Virgin Islands and have an average of 1,400 selling square feet

Footaction — “Head-to-Toe Sport Inspired Style” — Footaction is a national athletic footwear and apparel retailer. The primary customers are young males that seek street-inspired athletic styles. Its 292 stores are located throughout the United States and Puerto Rico and focus on marquee footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear, apparel and accessories, and a focused assortment of equipment. This combination allows Champs Sports to differentiate itself from other mall-based stores by presenting complete product assortments in a select number of sporting activities. Its 534 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,500 selling square feet.

CCS — “We Are Board Culture” — CCS serves the needs of the 12 – 20 year old seeking an authentic board lifestyle shop. CCS is anchored in skate but appealing to the surrounding culture. The CCS format offers board lifestyle merchandise that will fit the needs of the customer all year long and stocks the best selection of both core and lifestyle brands. This format complements the CCS catalog and Internet business, which was acquired in November 2008. This concept was expanded to 22 stores in 2011, all of which are located in the United States and average 1,500 selling square feet.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through catalogs as well as its Internet and mobile websites. Eastbay, one of the affiliates, is among the largest direct marketers in the United States, providing the high school athlete with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise. In 2008, the Company purchased CCS, an Internet and catalog retailer of skateboard equipment, apparel, footwear, and accessories targeted primarily to teenaged boys. The retail store operations of CCS are included in the Athletic Stores segment. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, and teamsales.eastbay.com. Additionally this segment operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

Franchise Operations

In 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., for the operation of Foot Locker stores located within the Middle East, subject to certain restrictions. Additionally, in 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of Korea.

A total of 34 franchised stores were operating at January 28, 2012. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for 2011 as compared with 2010 and is useful in assessing the Company’s progress in achieving its long-term financial objectives. The following represents a reconciliation of the non-GAAP measures discussed throughout the Overview of Consolidated Results:

	2011	2010	2009
	(in millions, except per share amounts)
Pre-tax income:
Income from continuing operations before income taxes	$435	$257	$73
Pre-tax amounts excluded from GAAP:
Impairment of goodwill and other intangible assets	5	10	—
Impairment of assets	—	—	36
Reorganization costs	—	—	5
Impairment and other charges	5	10	41
Inventory reserve – recorded within cost of sales	—	—	14
Money market realized gain – recorded within other income	—	(2)	—
Total pre-tax amounts excluded	5	8	55
Income from continuing operations before income taxes (non-GAAP)	$440	$265	$128
Calculation of Earnings Before Interest and Taxes (EBIT):
Income from continuing operations before income taxes	$435	$257	$73
Interest expense, net	6	9	10
EBIT	$441	$266	$83
Income from continuing operations before income taxes (non-GAAP)	$440	$265	$128
Interest expense, net	6	9	10
EBIT (non-GAAP)	$446	$274	$138
EBIT margin%	7.8%	5.3%	1.7%
EBIT margin% (non-GAAP)	7.9%	5.4%	2.8%
After-tax income:
Income from continuing operations	$278	$169	$47
After-tax amounts excluded	3	4	34
Canadian tax rate changes excluded	—	—	4
Income from continuing operations after-tax (non-GAAP)	$281	$173	$85
Net income margin%	4.9%	3.3%	1.0%
Net income margin% (non-GAAP)	5.0%	3.4%	1.8%
Diluted earnings per share:
Income from continuing operations	$1.80	$1.07	$0.30
Impairment and other charges	0.02	0.04	0.16
Inventory reserve	—	—	0.06
Money-market realized gain	—	(0.01)	—
Canadian tax rate changes	—	—	0.02
Income from continuing operations (non-GAAP)	$1.82	$1.10	$0.54

The Company estimates the tax effect of the non-GAAP adjustments by applying its effective tax rate to deductible items. The gain recorded with respect to The Reserve International Liquidity Fund, Ltd. was recorded with no tax expense due to the fact that the entity that held the investment has a zero statutory tax rate. During 2009, the provincial tax rates in Canada were reduced, which resulted in a $4 million reduction in the value of the Company’s net deferred tax assets.

When assessing Return on Invested Capital (“ROIC”), the Company adjusts its results to reflect its operating leases as if they qualified for capital lease treatment. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the presentation of these leases as capital leases is appropriate. Accordingly, the asset base and net income amounts are adjusted to reflect this in the calculation of ROIC. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA increased to 9.4 percent as compared with 5.9 percent in the prior year reflecting the Company’s overall performance in 2011.

	2011	2010	2009
ROA(1)	9.4%	5.9%	1.7%
ROIC% (non-GAAP)(2)	11.8%	8.3%	5.3%

(1)	Represents income from continuing operations of $278 million, $169 million, and $47 million divided by average total assets of $2,973 million, $2,856 million, and $2,847 million for 2011, 2010, and 2009, respectively.
(2)	See below for the calculation of ROIC.

	2011	2010	2009
	(in millions)
EBIT (non-GAAP)	$446	$274	$138
+ Rent expense	544	522	526
- Estimated depreciation on capitalized operating leases(3)	(389)	(366)	(370)
Net operating profit	601	430	294
- Adjusted income tax expense(4)	(218)	(153)	(104)
= Adjusted return after taxes	$383	$277	$190
Average total assets	$2,973	$2,856	$2,847
- Average cash, cash equivalents and short-term investments	(774)	(642)	(499)
- Average non-interest bearing current liabilities	(519)	(461)	(425)
- Average merchandise inventories	(1,064)	(1,048)	(1,079)
+ Average estimated asset base of capitalized operating leases(3)	1,429	1,443	1,500
+ 13-month average merchandise inventories	1,192	1,177	1,268
= Average invested capital	$3,237	$3,325	$3,612
ROIC%	11.8%	8.3%	5.3%
(3)	The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased.
(4)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

Overview of Consolidated Results

In March of 2010, the Company announced a strategic plan, which included a series of operating initiatives and long-term financial objectives to achieve its vision of becoming the leading global retailer of athletically inspired shoes and apparel. Several of those objectives were exceeded during 2011 and progress was made towards attaining many of the metrics. In March 2012, an updated long-range plan and new long-term financial objectives were announced in light of our progress over the first two years of our long-range plan. Our updated objectives and 2011 results are presented below:

	2011	Prior Long-term Objectives	Updated Long-term Objectives
Sales (in millions)	$5,623	$6,000	$7,500
Sales per gross square foot	$406	$400	$500
EBIT margin (non-GAAP)	7.9%	8.0%	11.0%
Net income margin (non-GAAP)	5.0%	5.0%	7.0%
ROIC (non-GAAP)	11.8%	10.0%	14.0%

The Company recorded net income from continuing operations of $278 million, or $1.80 per diluted share in 2011; this compares with $169 million, or $1.07 per diluted share, for the prior-year period. Included in the results are impairment charges related to the CCS tradename intangible asset of $5 million and $10 million in 2011 and 2010, respectively. Excluding these charges in both periods, as well as the money market gain in 2010, non-GAAP diluted earnings per share increased by 65 percent to $1.82 per share in 2011 from $1.10 in 2010. Other highlights of our 2011 financial performance include:

•	Sales increased by 11.4 percent and comparable-store sales increased by 9.8 percent as compared with the corresponding prior-year period. This increase was in addition to the 2010 comparable-store increase of 5.8 percent, reflecting the success of our strategic plan and the continuing favorable athletic trend.
•	Gross margin increased 190 basis points in 2011 as compared with 2010. The cost of merchandise rate improved by 70 basis points for the same period, while our buyers and occupancy expenses improved by 120 basis points reflecting improved leverage on higher sales.
•	Selling, general and administrative expenses were 22.1 percent of sales, an improvement of 40 basis points as compared with the prior year.
•	Cash and cash equivalents at January 28, 2012 were $851 million, representing an increase of $155 million.
•	Cash flow provided from operations was $497 million representing an increase of $171 million as compared with the prior year. This increase reflects the strong sales performance coupled with improved merchandise management. Merchandise inventories, excluding foreign currency fluctuations increased by 1.6 percent while sales, excluding foreign currency fluctuations, increased by 9.7 percent.
•	Capital expenditures during 2011 totaled $152 million and were primarily directed to the remodeling or relocation of 182 stores, the build-out of 70 new stores, and continued improvements to our websites’ features and functionality, furthering the cross channel experience.
•	Dividends totaling $101 million were declared and paid. Effective with the first quarter 2012 dividend payment, the dividend rate was increased by 9 percent to $0.18 per share.
•	A total of $104 million, or 4.9 million shares, were repurchased as part of the previously announced share repurchase program. On February 14, 2012, a new 3-year, $400 million share repurchase program extending through January 2015 was approved.
•	ROIC increased to 11.8 percent as compared with the prior-year result of 8.3 percent, reflecting profitability improvements and a more efficient balance sheet.

The following table represents a summary of sales and operating results, reconciled to income from continuing operations before income taxes.

	2011	2010	2009
	(in millions)
Sales
Athletic Stores	$5,110	$4,617	$4,448
Direct-to-Customers	513	432	406
	$5,623	$5,049	$4,854
Operating Results
Athletic Stores(1)	$495	$329	$114
Direct-to-Customers(2)	45	30	32
	540	359	146
Restructuring (charge) income(3)	(1)	—	1
Division profit	539	359	147
Less: Corporate expense(4)	102	97	67
Operating profit	437	262	80
Other income(5)	4	4	3
Earnings before interest expense and income taxes	441	266	83
Interest expense, net	6	9	10
Income from continuing operations before income taxes	$435	$257	$73

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions.
(2)	Included in the results for the year ended January 28, 2012 and January 29, 2011 are non-cash impairment charges of $5 million and $10 million, respectively, to write down the CCS tradename intangible asset. Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. During the year ended January 30, 2010, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination. These amounts are included in selling, general, and administrative expenses.
(4)	During 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker, and Footaction businesses in addition to reducing corporate staff, resulting in a $5 million charge.
(5)	Included in the year ended January 29, 2011 is a $2 million gain to reflect the Company’s settlement of its investment in the Reserve International Liquidity Fund.

Sales

All references to comparable-store sales for a given period relate to sales from stores (including sales from the Direct-to-Customers segment and sales from stores that have been relocated or remodeled during the relevant periods) that are open at the period-end, that have been open for more than one year, and exclude the effect of foreign currency fluctuations. Stores opened and closed during the period are not included. Sales from acquired businesses that include the purchase of inventory are included in the computation of comparable-store sales after 15 months of operations.

Sales in 2011 increased to $5,623 million, or by 11.4 percent as compared with 2010. Excluding the effect of foreign currency fluctuations, sales increased 9.7 percent as compared with 2010. Comparable-store sales increased by 9.8 percent. This increase primarily reflects higher footwear sales. Apparel and accessories sales also increased, which represented approximately 24 percent of sales, reflecting a modest increase over the corresponding prior-year period of 23 percent.

Sales of $5,049 million in 2010 increased by 4.0 percent from sales of $4,854 million in 2009. Excluding the effect of foreign currency fluctuations, sales increased 4.6 percent as compared with 2009. Comparable-store sales increased by 5.8 percent.

Gross Margin

Gross margin as a percentage of sales was 31.9 percent in 2011, increasing by 190 basis points as compared with 2010. This increase reflected a 70 basis points improvement in the merchandise margin rate, which is attributable to an improved inventory position, better merchandise flow, and lower markdowns as the Company was less promotional during 2011. The effect of vendor allowances, as compared with the prior year, contributed 10 basis points to this improvement. The increase in the gross margin rate also included a decrease of 120 basis points in the occupancy and buyers salary expense rate reflecting improved leverage on largely fixed costs.

Gross margin as a percentage of sales was 30.0 percent in 2010 increasing 260 basis points as compared with 2009. In 2009, the Company recorded a $14 million inventory reserve on certain aged apparel as part of its new apparel strategy. Excluding this charge, gross margin would have increased by 230 basis points as compared with 2009. This increase reflected an increase of 150 basis points in the merchandise margin rate reflecting lower markdowns as the Company was less promotional during the year as compared with the prior year. Lower vendor allowances during the current year, reflecting the overall lower promotional activity, negatively affected gross margin by 10 basis points. The increase in the gross margin also reflected a decrease of 80 basis points in the occupancy and buyers salary expense rate due to improved leverage and expense reductions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $106 million to $1,244 million in 2011, or by 9.3 percent, as compared with 2010. SG&A as a percentage of sales decreased to 22.1 percent as compared with 22.5 percent in 2010. Excluding the effect of foreign currency fluctuations in 2011, SG&A increased by $86 million. This increase primarily reflects higher variable expenses to support sales, such as store wages and banking expenses. Also during 2011, the Company increased its marketing and advertising spending by $25 million in order to support the Company’s strategic objective of differentiating its formats.

SG&A expenses increased by $39 million to $1,138 million in 2010, or by 3.5 percent, as compared with 2009. SG&A as a percentage of sales decreased to 22.5 percent as compared with 22.6 percent in 2009, due to expense management and the increase in sales. Excluding the effect of foreign currency fluctuations in 2010, SG&A increased by $47 million. This increase primarily reflects higher incentive compensation costs totaling $45 million, partially offset by expense management efforts.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $11 million, $12 million, and $13 million in 2011, 2010, and 2009, respectively.

Corporate expense increased by $5 million to $102 million in 2011 as compared with 2010. The increase represents primarily higher share-based compensation expense and miscellaneous professional fees.

Corporate expense increased by $30 million to $97 million in 2010 as compared with 2009. Incentive compensation costs represented an increase of $29 million as a result of the Company’s outperformance as compared with plan. Additionally, 2009 included a $5 million charge related to the reorganization of its operations and corporate staff reductions.

Depreciation and Amortization

Depreciation and amortization of $110 million increased by 3.8 percent in 2011 from $106 million in 2010. Foreign currency fluctuations increased depreciation and amortization expense by $2 million.

Depreciation and amortization of $106 million decreased by 5.4 percent in 2010 from $112 million in 2009. This decrease primarily reflects reduced depreciation and amortization resulting from store long-lived asset impairment charges recorded in 2009. Additionally, foreign currency fluctuations reduced depreciation and amortization expense by $1 million.

Interest Expense, Net

	2011	2010	2009
	(in millions)
Interest expense	$13	$14	$13
Interest income	(7)	(5)	(3)
Interest expense, net	$6	$9	$10
Weighted-average interest rate (excluding fees)	7.6%	7.6%	7.3%

The overall reduction in net interest expense in 2011 as compared with 2010 primarily reflected increased income earned on higher cash and cash equivalent balances.

The reduction of net interest expense of $1 million in 2010 as compared with 2009 primarily related to increased income earned on higher cash and cash equivalent balances, partially offset by an increase in interest expense due to higher fees associated with the revolving credit facility.

The Company did not have any short-term borrowings for any of the periods presented.

Other Income

Other income was $4 million in both 2011 and 2010 and was $3 million in 2009. For 2011, other income primarily includes $2 million of lease termination gains related to the sales of leasehold interests, $1 million for insurance recoveries, as well as royalty income. For 2010, other income includes a $2 million gain on its money-market investment, as well as royalty income, and gains on lease terminations related to certain lease interests in Europe. Other income in 2009 primarily reflects $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income, partially offset by foreign currency option contract premiums of $1 million.

Income Taxes

The effective tax rate for 2011 was 36.0 percent, as compared with 34.3 percent in 2010. The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the reserves for unrecognized tax benefits may be adjusted as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for 2011 includes reserve releases of $3 million due to audit settlements and lapses of statutes of limitations as well as other true-up adjustments. Excluding these items and the prior-year adjustments discussed below, the effective tax rate increased primarily due to the higher proportion of income earned in higher tax jurisdictions in 2011.

The effective tax rate for 2010 was 34.3 percent, as compared with 36.0 percent in 2009. The effective tax rate decreased primarily due to a benefit of $7 million from a favorable tax settlement offset in part by $4 million charge recorded in the fourth quarter to correct a historical error in the calculation of income taxes on amounts included in accumulated other comprehensive loss pertaining to the Company’s Canadian pension plans. Additionally, the 2009 effective rate included Canadian provincial tax rate changes that resulted in a $4 million expense arising from a reduction in the value of the Company’s net deferred tax assets. Excluding these items, the effective rate increased as compared with the prior year reflecting a higher proportion of income earned in higher tax jurisdictions.

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

Athletic Stores

	2011	2010	2009
	(in millions)
Sales	$5,110	$4,617	$4,448
Division profit	$495	$329	$114
Division profit margin	9.7%	7.1%	2.6%
Number of stores at year end	3,369	3,426	3,500
Sales per average gross square foot	$406	$360	$333

2011 compared with 2010

Athletic Stores sales of $5,110 million increased 10.7 percent in 2011, as compared with $4,617 million in 2010. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 8.9 percent in 2011. Comparable-store sales also increased 8.9 percent as compared with the prior year. The majority of the increase represented increased footwear sales reflecting the continued success of key styles of technical, light-weight running and basketball footwear. Apparel sales continue to benefit from offerings that coordinate with key footwear styles. All formats within this segment experienced significant increases in sales as compared with the prior year, except for Lady Foot Locker. While Foot Locker Europe’s comparable-stores sales were positive for the fourth quarter and full-year of 2011, sales were negatively affected by the current economic conditions. Lady Foot Locker’s sales declined in 2011, principally due to operating 47 fewer stores. This was coupled with a decline in toning footwear sales, which negatively affected the results earlier in the year. Management is performing a strategic review of the women’s business and is developing various initiatives intended to improve future performance.

Athletic Stores reported a division profit of $495 million in 2011 as compared with $329 million in 2010, an increase of $166 million as compared with the corresponding prior-year period. Foreign currency fluctuations positively affected division profit by approximately $8 million as compared with the corresponding prior-year period. The increase primarily reflects the strong U.S. performance, led by Foot Locker and Champs Sports, however all international locations also increased. Strong sales and improved gross margin contributed to an overall profit flow-through of 33.7 percent.

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

Athletic Stores reported a division profit of $329 million in 2010 as compared with $114 million in 2009. The 2009 results included impairment charges totaling $32 million, which were recorded to write down long-lived assets such as store fixtures and leasehold improvements, at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions for 787 stores. Additionally, in 2009 the Company recorded a $14 million inventory reserve on certain aged apparel. Excluding these charges, division profit increased by $169 million as compared with the corresponding prior-year period. This increase reflects division profit gains in both the Company’s domestic and international operations. Foreign currency fluctuations negatively affected division profit by approximately $4 million as compared with the corresponding prior-year period.

Direct-to-Customers

	2011	2010	2009
	(in millions)
Sales	$513	$432	$406
Division profit	$45	$30	$32
Division profit margin	8.8%	6.9%	7.9%

2011 compared with 2010

Direct-to-Customers sales increased 18.8 percent to $513 million in 2011, as compared with $432 million in 2010. Internet sales increased by 21.9 percent to $457 million, as compared with Internet sales of $375 million 2010. Internet sales primarily reflected the strong performance of the Eastbay website, coupled with improved sales from the store-banner websites. Catalog sales decreased by 1.8 percent to $56 million in 2011 from $57 million in 2010.

The Direct-to-Customers business generated division profit of $45 million in 2011, as compared with $30 million in 2010. Division profit, as a percentage of sales, was 8.8 percent in 2011 and 6.9 percent in 2010. During the fourth quarters of 2011 and 2010, impairment charges of $5 million and $10 million, respectively, were recorded to write down CCS intangible assets, specifically the non-amortizing tradename. The impairments were primarily the result of reduced revenue projections. Excluding the impairment charges in each of the periods, division profit increased by $10 million reflecting the strong sales performance, partially offset by higher variable costs.

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

The Direct-to-Customers business generated division profit of $30 million in 2010, as compared with $32 million in 2009. Division profit, as a percentage of sales, was 6.9 percent in 2010 and 7.9 percent in 2009. Included in the 2010 division profit is a $10 million impairment charge, which was recorded to write down CCS intangible assets. The impairment was primarily the result of reduced revenue projections. Included in 2009 division profit is a $4 million impairment charge, which was recorded to write off certain software development costs as a result of management’s decision to terminate the project. Excluding these charges, division profit increased by $4 million as compared with the prior year.

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

As of January 28, 2012, the Company had $498 million of cash and cash equivalents held in foreign jurisdictions. Because we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Depending on the source, amount, and timing of a repatriation, some tax may be payable. The Company believes that its cash invested domestically, future domestic cash flows, and its current revolving credit agreement are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 14, 2012, the Company’s Board of Directors approved a new 3-year, $400 million share repurchase program extending through January 2015, replacing the previous $250 million program.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. In both 2011 and 2010, the Company purchased approximately 82 percent of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 61 percent in 2011 and 63 percent in 2010 was purchased from one vendor — Nike, Inc.

The Company’s 2012 planned capital expenditures and lease acquisition costs are approximately $160 million. Planned capital expenditures are $147 million and planned lease acquisition costs related to the Company’s operations in Europe are $13 million. The Company’s planned capital expenditures include $110 million related to modernizations of existing stores and the planned opening of 82 new stores, as well as $37 million for the development of information systems and infrastructure. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

Free Cash Flow (non-GAAP measure)

In addition to net cash provided by operating activities, the Company uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. The Company defines free cash flow as net cash provided by operating activities less capital expenditures (which is classified as an investing activity). The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company’s underlying operations in a manner similar to the method used by management. Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

	2011	2010	2009
	(in millions)
Net cash provided by operating activities of continuing operations	$497	$326	$346
Capital expenditures	(152)	(97)	(89)
Free cash flow (non-GAAP)	$345	$229	$257

Operating Activities

Operating activities from continuing operations provided cash of $497 million in 2011 as compared with $326 million in 2010. These amounts reflect income from continuing operations adjusted for non-cash items and working capital changes. Non-cash impairment and other charges were $5 million and $10 million for the years ending January 28, 2012 and January 29, 2011, respectively, reflecting the CCS tradename impairment charges. During 2011, the Company contributed $28 million to its U.S. and Canadian qualified pension plans as compared with $32 million contributed in 2010. The change in merchandise inventory, net of the change in accounts payable, as compared with the prior-year period, reflects the continued improvement in flowing merchandise. The change in income tax receivables and payables primarily reflects the receipt of a $46 million IRS refund resulting from a loss carryback.

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

Investing Activities

Net cash used in investing activities of the Company’s continuing operations was $149 million in 2011 as compared with $87 million used in investing activities in 2010. Capital expenditures were $152 million, primarily related to the remodeling of 182 stores, the build-out of 70 new stores, and various corporate technology upgrades and e-commerce website enhancements, representing an increase of $55 million as compared with the prior year.

Net cash used in investing activities of the Company’s continuing operations was $87 million in 2010 as compared with $72 million used in investing activities in 2009. During 2010, the Company received $9 million from the Reserve International Liquidity Fund representing further redemptions. Capital expenditures were $97 million primarily related to store remodeling and to the development of information systems and infrastructure, representing an increase of $8 million as compared with the prior year.

Financing Activities

Net cash used in financing activities of continuing operations was $178 million in 2011 as compared with $127 million in 2010. During 2011, the Company repurchased 4,904,100 shares of its common stock under its common share repurchase program for $104 million. Additionally, the Company declared and paid dividends totaling $101 million and $93 million in 2011 and 2010, respectively, representing a quarterly rate of $0.165 and $0.15 per share in 2011 and 2010, respectively. During 2011 and 2010, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $22 million and $13 million, respectively. During 2011, in connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $5 million as a financing activity.

Net cash used in financing activities of continuing operations was $127 million in 2010 as compared with $94 million in 2009. During 2010, the Company repurchased 3,215,000 shares of its common stock for $50 million. Additionally, the Company declared and paid dividends totaling $93 million and $94 million in 2010 and 2009, respectively, representing a quarterly rate of $0.15 per share in both 2010 and 2009. During 2010 and 2009, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $13 million and $3 million, respectively. During 2010, in connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $3 million as a financing activity.

Capital Structure

On January 27, 2012, the Company entered into an amended and restated credit agreement (the “2011 Restated Credit Agreement) with its banks, replacing the 2009 Credit Agreement. The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement.

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2012, other than amounts used to support standby letters of credit.

Credit Rating

As of March 26, 2012, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB and Ba3, respectively. In addition, Moody’s Investors Service has rated the Company’s senior unsecured notes B1.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 4.25 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2011	2010
	(in millions)
Long-term debt	$135	$137
Present value of operating leases	1,905	1,852
Total debt including the present value of operating leases	2,040	1,989
Less:
Cash and cash equivalents	851	696
Total net debt including the present value of operating leases	1,189	1,293
Shareholders’ equity	2,110	2,025
Total capitalization	$3,299	$3,318
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases (non-GAAP)	36.0%	39.0%

The Company increased cash and cash equivalents by $155 million during 2011, the result of strong cash flow generation from operating activities. The change in total debt including the present value of the operating leases, as compared with the prior-year period, primarily reflects the effect of lease renewals, offset, in part, by store closures and the effect of foreign currency fluctuations. Including the present value of operating leases, the Company’s net debt capitalization percent decreased 300 basis points in 2011.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 28, 2012:

		Payments Due by Fiscal Period
Contractual Cash Obligations	Total	2012	2013 – 2014	2015 – 2016	2017 and Beyond
	(in millions)
Long-term debt(1)	$230	$11	$22	$22	$175
Operating leases(2)	2,517	478	786	581	672
Other long-term liabilities(3)	—	—	—	—	—
Total contractual cash obligations	$2,747	$489	$808	$603	$847

	Total Amounts Committed	Payments Due by Fiscal Period
Other Commercial Commitments		2012	2013 – 2014	2015 – 2016	2017 and Beyond
	(in millions)
Unused line of credit(4)	$199	$—	$—	$199	$—
Standby letters of credit	1	—	—	1	—
Purchase commitments(5)	1,801	1,801	—	—	—
Other(6)	27	17	8	1	1
Total commercial commitments	$2,028	$1,818	$8	$201	$1

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $15 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at January 28, 2012 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. Other than this liability, other amounts (including the Company’s unrecognized tax benefits of $65 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(4)	Represents the unused domestic lines of credit pursuant to the Company’s $200 million revolving credit agreement. The Company’s management currently does not expect to borrow under the facility in 2012, other than amounts used to support standby letters of credit.

(5)	Represents open purchase orders, as well as other commitments for merchandise purchases, at January 28, 2012. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.
(6)	Represents payments required by non-merchandise purchase agreements.

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

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 30 basis points to the 2011 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and were not significant to the 2011 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Cooperative reimbursements amounted to approximately 18 percent and 11 percent of total advertising and catalog costs, respectively, in 2011. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold and were not significant in 2011.

Impairment of Long-Lived Assets, Goodwill and Other Intangibles

The Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s strategic long-range plans, in determining the impairment amount. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

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

The Company’s review of goodwill did not result in any impairment charges for the years ended January 28, 2012 and January 29, 2011 as the fair value of each of the reporting units substantially exceeds its carrying value.

The Company recorded impairment charges of $5 million and $10 million in 2011 and 2010, respectively, related to its CCS tradename, primarily as a result of reduced revenue projections for this business.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 7 to 9 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 4 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options. The Company may elect to use different assumptions under the Black-Scholes option pricing model in the future if there is a difference between the assumptions used and the actual factors that become known over time.

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

Long-Term Rate of Return Assumption — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2011 pension expense was 6.59 percent. A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2011 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of its inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. In 2011, the Company changed how the discount rate was selected to measure the present value of U.S. benefit obligations from the Citibank Pension Discount curve to Towers Watson’s Bond:Link model. The current discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. The weighted-average discount rates used to determine the 2011 benefit obligations related to the Company’s pension and postretirement plans were 4.16 percent and 4.00 percent, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation of the pension plans at January 28, 2012 by approximately $32 million, and would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2011 pension expense or postretirement income.

The Company maintains two postretirement medical plans, one covering executive officers and certain key employees of the Company, (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $2 million. With respect to the postretirement medical plan covering all other associates, there is limited risk to the Company for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

The Company expects to record postretirement income of approximately $4 million and pension expense of approximately $17 million in 2012.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s strategic long-range plans. A one percent change in the Company’s overall statutory tax rate for 2011 would have resulted in a $7 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2012 effective tax rate to approximate 37 percent. The actual rate will vary depending primarily on the percentage of the Company’s income earned in the United States as compared with its international operations.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, that is effective in 2012. The revised standard is intended to reduce cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We do not believe that the adoption of this ASU will have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, further deterioration of global financial markets, economic conditions worldwide, further deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with global product sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” in Part I, Item 1A. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 26, 2012

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2011	2010	2009
	(in millions, except per share amounts)
Sales	$5,623	$5,049	$4,854
Cost of sales	3,827	3,533	3,522
Selling, general and administrative expenses	1,244	1,138	1,099
Depreciation and amortization	110	106	112
Impairment and other charges	5	10	41
Interest expense, net	6	9	10
Other income	(4)	(4)	(3)
	5,188	4,792	4,781
Income from continuing operations before income taxes	435	257	73
Income tax expense	157	88	26
Income from continuing operations	278	169	47
Income on disposal of discontinued operations, net of income tax benefit of $—, $—, and $1, respectively	—	—	1
Net income	$278	$169	$48
Basic earnings per share:
Income from continuing operations	$1.81	$1.08	$0.30
Income from discontinued operations	—	—	—
Net income	$1.81	$1.08	$0.30
Diluted earnings per share:
Income from continuing operations	$1.80	$1.07	$0.30
Income from discontinued operations	—	—	—
Net income	$1.80	$1.07	$0.30

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2011	2010	2009
	(in millions)
Net income	$278	$169	$48
Other comprehensive income, net of tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	(23)	11	65
Cash flow hedges:
Change in fair value of derivatives, net of income tax	(2)	1	(2)
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost arising during the year, net of income tax benefits of $11, $1, and $4 million, respectively	(16)	7	(12)
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $3, and $2 million, respectively	6	8	4
Available for sale securities:
Unrealized gain	—	—	3
Comprehensive income	$243	$196	$106

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED BALANCE SHEETS

	2011	2010
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$851	$696
Merchandise inventories	1,069	1,059
Other current assets	159	179
	2,079	1,934
Property and equipment, net	427	386
Deferred taxes	284	296
Goodwill	144	145
Other intangible assets, net	54	72
Other assets	62	63
	$3,050	$2,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$240	$223
Accrued and other liabilities	308	266
	548	489
Long-term debt	135	137
Other liabilities	257	245
Total liabilities	940	871
Shareholders’ equity	2,110	2,025
	$3,050	$2,896

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Balance at January 31, 2009	159,599	$691	(4,681)	$(102)	$1,581	$(246)	$1,924
Restricted stock issued	1,004	—	—	—			—
Issued under director and stock plans	664	6	—	—			6
Share-based compensation expense	—	12	—	—			12
Forfeitures of restricted stock	—	—	(10)	—			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(32)	(1)			(1)
Acquired in exchange of stock options	—	—	(3)	—			—
Net income					48		48
Cash dividends declared on common stock ($0.60 per share)					(94)		(94)
Translation adjustment, net of tax						65	65
Change in cash flow hedges, net of tax						(2)	(2)
Pension and post-retirement adjustments, net of tax						(13)	(13)
Unrealized gain on available-for-sale securities, with no tax expense						3	3
Balance at January 30, 2010	161,267	$709	(4,726)	$(103)	$1,535	$(193)	$1,948
Restricted stock issued	205	—	—	—
Issued under director and stock plans	1,187	10	—	—			10
Share-based compensation expense	—	13	—	—			13
Total tax benefit from exercise of options	—	2	—	—			2
Forfeitures of restricted stock	—	1	(50)	—			1
Shares of common stock used to satisfy tax withholding obligations	—	—	(292)	(4)			(4)
Acquired in exchange of stock options	—	—	(34)	(1)			(1)
Share repurchases	—	—	(3,215)	(50)			(50)
Reissued under employee stock purchase plan	—	—	278	6			6
Net income					169		169
Cash dividends declared on common stock ($0.60 per share)					(93)		(93)
Translation adjustment, net of tax						11	11
Change in cash flow hedges, net of tax						1	1
Pension and post-retirement adjustments, net of tax						12	12
Balance at January 29, 2011	162,659	$735	(8,039)	$(152)	$1,611	$(169)	$2,025
Restricted stock issued	242	—	—	—			—
Issued under director and stock plans	1,559	19	—	—			19
Share-based compensation expense	—	18	—	—			18
Total tax benefit from exercise of options	—	6	—	—			6
Forfeitures of restricted stock	—	1	(60)	—			1
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(3)			(3)
Acquired in exchange of stock options	—	—	(34)	(1)			(1)
Share repurchases	—	—	(4,904)	(104)			(104)
Reissued under employee stock purchase plan	—	—	336	7			7
Net income					278		278
Cash dividends declared on common stock ($0.66 per share)					(101)		(101)
Translation adjustment, net of tax						(23)	(23)
Change in cash flow hedges, net of tax						(2)	(2)
Pension and post-retirement adjustments, net of tax						(10)	(10)
Balance at January 28, 2012	164,460	$779	(12,841)	$(253)	$1,788	$(204)	$2,110

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010	2009
	(in millions)
From Operating Activities
Net income	$278	$169	$48
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net of tax	—	—	(1)
Non-cash impairment and other charges	5	10	36
Depreciation and amortization	110	106	112
Share-based compensation expense	18	13	12
Deferred tax provision	29	84	2
Qualified pension plan contributions	(28)	(32)	(100)
Change in assets and liabilities:
Merchandise inventories	(17)	(19)	111
Accounts payable	19	7	23
Accrued and other liabilities	38	35	(30)
Income tax receivables and payables	24	(33)	27
Payment on the settlement of the net investment hedge	—	(24)	—
Proceeds from the termination of interest rate swaps	—	—	19
Other, net	21	10	87
Net cash provided by operating activities of continuing operations	497	326	346
From Investing Activities
Gain from lease terminations	2	1	—
Gain from insurance recoveries	1	—	1
Sales of short-term investments	—	9	16
Capital expenditures	(152)	(97)	(89)
Net cash used in investing activities of continuing operations	(149)	(87)	(72)
From Financing Activities
Reduction in long-term debt	—	—	(3)
Dividends paid on common stock	(101)	(93)	(94)
Issuance of common stock	18	10	3
Purchase of treasury shares	(104)	(50)	—
Treasury stock reissued under employee stock plan	4	3	—
Excess tax benefits on share-based compensation	5	3	—
Net cash used in financing activities of continuing operations	(178)	(127)	(94)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	(15)	2	18
Net Cash used by Discontinued Operations	—	—	(1)
Net Change in Cash and Cash Equivalents	155	114	197
Cash and Cash Equivalents at Beginning of Year	696	582	385
Cash and Cash Equivalents at End of Year	$851	$696	$582
Cash Paid During the Year:
Interest	$12	$12	$12
Income taxes	$143	$53	$19

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

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

Reporting Year

The reporting period for the Company is the Saturday closest to the last day in January. Fiscal years 2011, 2010, and 2009 represent the 52 week periods ending January 28, 2012, January 29, 2011, and January 30, 2010, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $4 million, $2 million, and $4 million in 2011, 2010, and 2009, respectively. Unredeemed gift cards are recorded as a current liability.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Reimbursement received in excess of expenses incurred related to specific, incremental, and identifiable advertising costs, is accounted for as a reduction to the cost of merchandise, which is reflected in cost of sales as the merchandise is sold.

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2011	2010	2009
	(in millions)
Advertising expenses	$121	$97	$94
Cooperative advertising reimbursements	(22)	(23)	(25)
Net advertising expense	$99	$74	$69

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3 million and $4 million at January 28, 2012 and January 29, 2011, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2011	2010	2009
	(in millions)
Catalog costs	$44	$45	$48
Cooperative reimbursements	(5)	(5)	(4)
Net catalog expense	$39	$40	$44

Earnings Per Share

The Company accounts for and discloses earnings per share using the treasury stock method. Basic earnings per share is computed by dividing reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. Restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The computation of basic and diluted earnings per share is as follows:

	2011	2010	2009
	(in millions, except per share data)
Net income from continuing operations	$278	$169	$47
Weighted-average common shares outstanding	153.0	155.7	156.0
Basic Earnings per share from continuing operations	$1.81	$1.08	$0.30
Weighted-average common shares outstanding	153.0	155.7	156.0
Dilutive effect of potential common shares	1.4	1.0	0.3
Weighted-average common shares outstanding assuming dilution	154.4	156.7	156.3
Diluted earnings per share from continuing operations	$1.80	$1.07	$0.30

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 3.8 million, 4.5 million, and 6.3 million shares of common stock at January 28, 2012, January 29, 2011, and January 30, 2010, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Contingently issuable shares of 0.9 million have not been included as the vesting conditions have not been satisfied.

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

Cash and Cash Equivalents

Cash equivalents at January 28, 2012 and January 29, 2011 were $830 million and $675 million, respectively. Included in these amounts are $191 million and $165 million of short-term deposits as of January 28, 2012 and January 29, 2011, respectively. The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Additionally, amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. The Company’s auction rate security was valued at $5 million for both January 28, 2012 and January 29, 2011. See Note 19, Fair Value Measurements, for further discussion of these investments.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation, and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged product returns, markdown allowances, and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy includes the amortization of amounts received from landlords for tenant improvements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Owned property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets: maximum of 50 years for buildings and 3 to 10 years for furniture, fixtures, and equipment. Property and equipment under capital leases and improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term. Capitalized software reflects certain costs related to software developed for internal use that are capitalized and amortized. After substantial completion of a project, the costs are amortized on a straight-line basis over a 2 to 7 year period. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $27 million at both January 28, 2012 and January 29, 2011.

Recoverability of Long-Lived Assets

The Company recognizes impairment losses whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s strategic long-range plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

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

Income Taxes

The Company determines its deferred tax provision under the liability method, under which deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A taxing authority may challenge positions that the Company adopted in its income tax filings. Accordingly, the Company may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. The Company regularly assesses its tax positions for such transactions and records reserves for those differences when considered necessary. Tax positions are recognized only when it is more likely than not, based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Pension and Postretirement Obligations

In 2011, the Company changed how the discount rate was selected to measure the present value of U.S. benefit obligations from the Citibank Pension Discount curve to Towers Watson’s Bond:Link model. The current discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $14 million and $15 million at January 28, 2012 and January 29, 2011, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for 2011, 2010, and 2009.

Accounting for Leases

The Company recognizes rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions, and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, that is effective in 2012. The revised standard is intended to reduce cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We do not believe that the adoption of this ASU will have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 28, 2012, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income from continuing operations before income taxes, corporate expense, non-operating income, and net interest expense.

	2011	2010	2009
	(in millions)
Sales
Athletic Stores	$5,110	$4,617	$4,448
Direct-to-Customers	513	432	406
Total sales	$5,623	$5,049	$4,854
Operating Results
Athletic Stores(1)	$495	$329	$114
Direct-to-Customers(2)	45	30	32
	540	359	146
Restructuring (charge) income(3)	(1)	—	1
Division profit	539	359	147
Less: Corporate expense(4)	102	97	67
Operating profit	437	262	80
Other income(5)	4	4	3
Interest expense, net	6	9	10
Income from continuing operations before income taxes	$435	$257	$73

(1)	The year ended January 30, 2010 includes non-cash impairment charges totaling $32 million, which were recorded to write-down long-lived assets such as store fixtures and leasehold improvements at the Company’s Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions.
(2)	Included in the results for the year ended January 28, 2012 and January 29, 2011 are non-cash impairment charges of $5 million and $10 million, respectively, to write down the CCS tradename intangible asset. Included in the results for the year ended January 30, 2010 is a non-cash impairment charge of $4 million to write off software development costs.
(3)	During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. During the year ended January 30, 2010, the Company adjusted its 1999 restructuring reserves to reflect a favorable lease termination. These amounts are included in selling, general, and administrative expenses.
(4)	During 2009, the Company restructured its organization by consolidating the Lady Foot Locker, Foot Locker U.S., Kids Foot Locker, and Footaction businesses in addition to reducing corporate staff, resulting in a $5 million charge.
(5)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. Included in the year ended January 29, 2011 is a $2 million gain to reflect the Company’s settlement of its investment in the Reserve International Liquidity Fund.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)
Athletic Stores	$90	$85	$90	$117	$72	$70	$2,065	$1,993	$1,875
Direct-to-Customers	9	9	9	6	4	5	284	280	289
	99	94	99	123	76	75	2,349	2,273	2,164
Corporate	11	12	13	29	21	14	701	623	652
Total Company	$110	$106	$112	$152	$97	$89	$3,050	$2,896	$2,816

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information  – (continued)

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 are presented in the following table. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment.

	2011	2010	2009
	(in millions)
Sales
United States	$3,959	$3,568	$3,425
International	1,664	1,481	1,429
Total sales	$5,623	$5,049	$4,854

The Company’s sales in Italy, Canada, and France represent approximately 23, 18, and 15 percent, respectively, of the International category’s sales for the period ended January 28, 2012. No other individual country included in the International category is significant.

	2011	2010	2009
	(in millions)
Long-Lived Assets
United States	$285	$257	$266
International	142	129	121
Total long-lived assets	$427	$386	$387

3.  Impairment and Other Charges

	2011	2010	2009
	(in millions)
Impairment of intangible assets	$5	$10	$—
Impairment of assets	—	—	36
Reorganization costs	—	—	5
Total impairment and other charges	$5	$10	$41

Impairment of Intangible Assets

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. During the fourth quarters of 2011 and 2010, the Company determined that triggering events had occurred related to its CCS intangible assets, which is part of the Direct-to-Customers segment, reflecting decreases in projected revenues. Accordingly, a charge of $5 million and $10 million was recorded to write-down the CCS tradename for 2011 and 2010, respectively. The fair value was determined using an income approach using the relief-from-royalty method.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Impairment and Other Charges  – (continued)

Impairment of Assets

No impairment charges related to long-lived assets were recorded during 2011 or 2010. During 2009, the Company recorded non-cash impairment charges totaling $36 million; $32 million was recorded to write-down long-lived assets at its Lady Foot Locker, Kids Foot Locker, Footaction, and Champs Sports divisions, and a $4 million charge was recorded to write off certain software development costs for the Direct-to-Customers segment as a result of management’s decision to terminate the project.

Reorganization Costs

In 2009, the Company consolidated the management team of the Lady Foot Locker business with the team that managed the Foot Locker U.S., Kids Foot Locker, and Footaction businesses. As a result of this divisional reorganization, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $5 million. This charge was comprised primarily of severance costs to eliminate approximately 120 positions.

4.  Other Income

Other income reflects non-operating income and includes items such as royalty income from the Company’s franchising agreements, lease termination gains, realized gains/losses and premiums associated with foreign currency option contracts, gains on the purchase and retirement of bonds, and other non-operating items. Other income was $4 million in both 2011 and 2010 and was $3 million in 2009.

For 2011, other income primarily includes $2 million of lease termination gains related to the sales of leasehold interests, $1 million for insurance recoveries, as well as royalty income. For 2010, other income includes a $2 million gain on its money-market investment, as well as royalty income, and gains on lease terminations related to certain lease interests in Europe. Other income in 2009 primarily reflects $4 million related to gains from insurance recoveries, gains on the purchase and retirement of bonds, and royalty income, partially offset by foreign currency option contract premiums of $1 million.

5.  Merchandise Inventories

	2011	2010
	(in millions)
LIFO inventories	$683	$694
FIFO inventories	386	365
Total merchandise inventories	$1,069	$1,059

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Other Current Assets

	2011	2010
	(in millions)
Net receivables	$49	$41
Prepaid income taxes	36	18
Prepaid expenses and other current assets	33	31
Prepaid rent	27	27
Deferred taxes and costs	13	13
Income tax receivable	1	47
Fair value of derivative contracts	—	2
	$159	$179

7.  Property and Equipment, Net

	2011	2010
	(in millions)
Land	$3	$3
Buildings:
Owned	31	31
Furniture, fixtures and equipment:
Owned	799	778
	833	812
Less: accumulated depreciation	(615)	(624)
	218	188
Alterations to leased and owned buildings
Cost	729	713
Less: accumulated amortization	(520)	(515)
	209	198
	$427	$386

8.   Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2011 and 2010 annual goodwill impairment tests did not result in an impairment charge as the fair value of each reporting unit exceeded the carrying values of each respective reporting unit.

	Athletic Stores	Direct-to- Customers	Total
	(in millions)
Goodwill at January 30, 2010	$18	$127	$145
Foreign currency translation adjustment	—	—	—
Goodwill at January 29, 2011	18	127	145
Foreign currency translation adjustment	(1)	—	(1)
Goodwill at January 28, 2012	$17	$127	$144

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Other Intangible Assets, net

	January 28, 2012			Wtd. Avg. Life in Years	January 29, 2011
($ in millions)	Gross value	Accum. amort.	Net Value		Gross value	Accum. amort.	Net Value
Amortized intangible assets:(1),(2)
Lease acquisition costs	$171	$(149)	$22	11.3	$178	$(150)	$28
Trademarks	21	(8)	13	19.7	21	(7)	14
Loyalty program	1	(1)	—	—	1	(1)	—
Favorable leases	7	(7)	—	8.4	9	(8)	1
CCS customer relationships	21	(13)	8	5.0	21	(9)	12
	$221	$(178)	$43	11.4	$230	$(175)	$55
Indefinite life intangible assets:
Republic of Ireland trademark(1)			1				2
CCS tradename(3)			10				15
			$11				$17
Identifiable intangible assets, net			$54				$72

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar. Additionally, the amounts presented for each of the periods reflects accumulated impairment charges of $2 million.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.
(3)	The net value of the CCS tradename at January 28, 2012 and January 29, 2011 includes impairment charges of $5 million and $10 million, respectively, as described more fully in Note 3.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. During 2011, additions of $7 million were recorded primarily from new leases in Europe. Retirements recorded during 2011 were $3 million. Amortization expense for intangibles subject to amortization was $16 million, $17 million, and $19 million for 2011, 2010, and 2009, respectively. Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

(in millions)
2012	$14
2013	9
2014	4
2015	3
2016	2

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Other Assets

	2011	2010
	(in millions)
Funds deposited in insurance trust(1)	$9	$10
Pension asset	8	2
Auction rate security	5	5
Prepaid income taxes	4	5
Deferred tax costs	1	3
Income tax asset	1	1
Other	34	37
	$62	$63

(1)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in an insurance trust.

11.  Accrued and Other Liabilities

	2011	2010
	(in millions)
Other payroll and payroll related costs, excluding taxes	$61	$43
Incentive bonuses	55	48
Taxes other than income taxes	45	37
Customer deposits(1)	30	29
Current deferred tax liabilities	24	20
Property and equipment	22	19
Pension and postretirement benefits	4	4
Sales return reserve	4	4
Income taxes payable	3	8
Fair value of derivatives	2	—
Other	58	54
	$308	$266

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.

12.  Revolving Credit Facility

On January 27, 2012, the Company entered into an amended and restated credit agreement (the “2011 Restated Credit Agreement”) with its banks, replacing the 2009 Credit Agreement. The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Revolving Credit Facility  – (continued)

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2012.

At January 28, 2012, the Company had unused domestic lines of credit of $199 million, while $1 million was committed to support standby letters of credit. The letters of credit are primarily used for insurance programs.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 28, 2012 is $3 million.

The quarterly facility fees paid on the unused portion were 0.75 percent for both 2011 and 2010. Under the terms of the 2011 Restated Credit Agreement, the quarterly facility fee will be 0.25 percent on the unused portion. There were no short-term borrowings during 2011 or 2010. Interest expense, including facility fees, related to the revolving credit facility was $4 million, $4 million, and $3 million for 2011, 2010, and 2009, respectively.

13.  Long-Term Debt

The Company’s long-term debt reflects the Company’s 8.50 percent debentures payable in 2022, and was $135 million and $137 million for the years ended January 28, 2012 and January 29, 2011, respectively. Excluding the unamortized gain of the interest rate swaps of $15 million, the principal outstanding is $120 million. The gain is being amortized as part of interest expense over the remaining term of the debt, using the effective-yield method.

Interest expense related to long-term debt, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs, was $9 million for all years presented.

14.  Other Liabilities

	2011	2010
	(in millions)
Straight-line rent liability	$103	$100
Pension benefits	70	67
Income taxes	31	28
Postretirement benefits	14	11
Workers’ compensation and general liability reserves	11	11
Deferred taxes	5	—
Other	23	28
	$257	$245

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $130 million, $131 million, and $138 million in 2011, 2010, and 2009, respectively. Included in the amounts below, are non-store expenses that totaled $17 million in 2011 and $15 million in 2010 and 2009.

	2011	2010	2009
	(in millions)
Minimum rent	$525	$507	$514
Contingent rent based on sales	20	16	14
Sublease income	(1)	(1)	(2)
	$544	$522	$526

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2012	$478
2013	420
2014	366
2015	321
2016	260
Thereafter	672
Total operating lease commitments	$2,517

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2011	2010	2009
	(in millions)
Foreign currency translation adjustments	$63	$86	$75
Cash flow hedges	(1)	1	—
Unrecognized pension cost and postretirement benefit	(264)	(254)	(266)
Unrealized loss on available-for-sale security	(2)	(2)	(2)
	$(204)	$(169)	$(193)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes

Following are the domestic and international components of pre-tax income from continuing operations:

	2011	2010	2009
	(in millions)
Domestic	$321	$158	$(23)
International	114	99	96
Total pre-tax income	$435	$257	$73

The income tax provision consists of the following:

	2011	2010	2009
	(in millions)
Current:
Federal	$93	$(28)	$(6)
State and local	11	4	—
International	24	28	30
Total current tax provision	128	4	24
Deferred:
Federal	16	79	(3)
State and local	6	4	—
International	7	1	5
Total deferred tax provision	29	84	2
Total income tax provision	$157	$88	$26

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $771 million and $679 million at January 28, 2012 and January 29, 2011, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income from continuing operations is as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	2.3	0.2
International income taxed at varying rates	(0.3)	1.0	1.3
Foreign tax credits	(1.3)	(2.0)	(7.4)
Decrease in valuation allowance	—	(0.4)	—
Domestic/foreign tax settlements	0.3	(2.3)	(2.8)
Federal tax credits	(0.6)	(0.7)	(2.0)
Canadian tax rate changes	—	—	6.0
Other, net	(0.2)	1.4	5.7
Effective income tax rate	36.0%	34.3%	36.0%

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$18	$31
Employee benefits	77	67
Property and equipment	166	173
Straight-line rent	27	27
Goodwill and other intangible assets	21	23
Other	32	32
Total deferred tax assets	341	353
Valuation allowance	(5)	(6)
Total deferred tax assets, net	336	347
Deferred tax liabilities:
Inventories	71	63
Other	8	6
Total deferred tax liabilities	79	69
Net deferred tax asset	$257	$278
Balance Sheet caption reported in:
Deferred taxes	$284	$296
Other current assets	2	2
Accrued and other current liabilities	(24)	(20)
Other liabilities	(5)	—
	$257	$278

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2010. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2011, which is expected to conclude during 2012. The Company has started the CAP for 2012. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

As of January 28, 2012, the Company has a valuation allowance of $5 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from a capital loss associated with the 2008 impairment of the Northern Group note receivable, state tax loss carryforwards, and state tax credits. A full valuation allowance is required for the capital loss because the Company does not anticipate realizing capital gains to utilize this loss. The valuation allowance for state tax loss and credit carryforwards decreased in 2011 principally due to anticipated expirations of those attributes.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s strategic long-range plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 28, 2012. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At January 28, 2012, the Company has state operating loss carryforwards with a potential tax benefit of $11 million that expire between 2012 and 2030. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state and Canadian provincial credit carryforwards that total $2 million, expiring between 2012 and 2021. The Company has international operating loss carryforwards with a potential tax benefit of $2 million, expiring between 2012 and 2031.

At January 28, 2012 and January 29, 2011, the Company had $65 million and $62 million, respectively of gross unrecognized tax benefits, and $64 million and $61 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest expense in each of 2011, 2010, and 2009. The total amount of accrued interest and penalties was $4 million, $3 million, and $5 million in 2011, 2010, and 2009, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2011	2010	2009
	(in millions)
Unrecognized tax benefits at beginning of year	$62	$70	$58
Foreign currency translation adjustments	(1)	3	6
Increases related to current year tax positions	7	4	4
Increases related to prior period tax positions	1	3	4
Decreases related to prior period tax positions	—	(7)	(2)
Settlements	(3)	(9)	—
Lapse of statute of limitations	(1)	(2)	—
Unrecognized tax benefits at end of year	$65	$62	$70

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2011, the net changes in the fair value of the contracts resulted in a loss of $2 million and therefore increased AOCL for the year ended January 28, 2012.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Condensed Consolidated Statements of Operations were not significant for any of the periods presented.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Financial Instruments and Risk Management  – (continued)

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

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

(in millions)	Balance Sheet Caption	2011	2010
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$—	$2
Forward foreign exchange contracts	Current liability	$2	$—

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 28, 2012:

	Contract Value (U.S. in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$65	.8563
Buy US/Sell €	2	.7798
Intercompany
Buy €/Sell British £	$20	.8471
Buy British £/Sell €	9	1.2014
Buy US/Sell CAD$	3	1.0194
Diesel fuel forwards	$7	—

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 82 percent of its merchandise in 2011 from its top 5 vendors. In 2011, the Company purchased approximately 61 percent of its athletic merchandise from one major vendor, Nike, Inc. (“Nike”), and approximately 17 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchase 45 to 77 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet at January 28, 2012, are the net assets of the Company’s European operations, which total $794 million and which are located in 19 countries, 11 of which have adopted the euro as their functional currency.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 28, 2012			As of January 29, 2011
	(in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Auction rate security	$—	$5	$—	$—	$5	$—
Forward foreign exchange contracts	—	—	—	—	2	—
Total Assets	$—	$5	$—	$—	$7	$—
Liabilities
Forward foreign exchange contracts	—	2	—	—	—	—
Total Liabilities	$—	$2	$—	$—	$—	$—

The Company’s derivative financial instruments are valued using observable market-based inputs to industry valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility obtained from various market sources.

At January 28, 2012 and January 29, 2011, the Company held a preferred stock auction rate security with a face value of $7 million. The security earns and pays interest based on the stated terms. The Company classifies the security as long-term available-for-sale and reports the security at fair value as a component of other assets on the Company’s Consolidated Balance Sheets. The Company evaluates the security for other-than-temporary impairments at each reporting period. The security is considered temporarily impaired at January 28, 2012 with a cumulative unrealized loss of $2 million reflected in accumulated other comprehensive loss in the Company’s Consolidated Statement of Comprehensive Loss. The Company has the intent and the ability to hold the security.

The following table provides a summary of recognized assets that are measured at fair value on a non-recurring basis. See Note 3, Impairment and Other Charges, for further discussion and additional disclosures.

(in millions)	Level 1	Level 2	Level 3	Loss Recognized
Year ended January 28, 2012:
Intangible assets	$—	$—	$10	$5
Year ended January 29, 2011:
Intangible assets	$—	$—	$15	$10

The carrying value and estimated fair value of long-term debt were as follows:

	2011	2010
	(in millions)
Carrying Value	$135	$137
Fair Value	$140	$139

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of the fiscal year. The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, measured at January 28, 2012 and January 29, 2011:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$669	$654	$12	$13
Service cost	12	13	—	—
Interest cost	32	33	1	—
Plan participants’ contributions	—	—	3	3
Actuarial loss	47	24	2	—
Foreign currency translation adjustments	(1)	6	—	—
Plan amendment	—	—	1	—
Benefits paid	(55)	(61)	(4)	(4)
Benefit obligation at end of year	$704	$669	$15	$12
Change in plan assets
Fair value of plan assets at beginning of year	$601	$550
Actual return on plan assets	63	70
Employer contributions	31	36
Foreign currency translation adjustments	(1)	6
Benefits paid	(55)	(61)
Fair value of plan assets at end of year	$639	$601
Funded status	$(65)	$(68)	$(15)	$(12)
Amounts recognized on the Balance Sheet:
Other assets	$8	$2	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(70)	(67)	(14)	(11)
	$(65)	$(68)	$(15)	$(12)
Amounts recognized in accumulated other comprehensive loss, pre-tax:
Net loss (gain)	$446	$438	$(21)	$(28)
Prior service cost (credit)	1	1	—	(2)
	$447	$439	$(21)	$(30)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

As of January 28, 2012 and January 29, 2011, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2011	2010
	(in millions)
Projected benefit obligation	$619	$581
Accumulated benefit obligation	619	581
Fair value of plan assets	546	511

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 28, 2012:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$438	$(28)
Amortization of net (loss) gain	(15)	5
Loss arising during the year	24	2
Foreign currency translation adjustments	(1)	—
Net actuarial loss (gain) at end of year(1)	$446	$(21)
Net prior service cost (benefit) at beginning of year	$1	$(2)
Amortization of prior service cost	—	1
Loss arising during the year	—	1
Net prior service cost at end of year(1)	$1	$—
Total amount recognized	$447	$(21)

(1)	The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $16 million and $(4) million related to the pension and postretirement plans, respectively. Additionally, $(1) million is expected to be recognized representing postretirement benefits prior-service costs.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.16%	4.98%	4.00%	4.60%
Rate of compensation increase	3.69%	3.68%

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $476 million and $493 million for 2011 and 2010, respectively. Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.99%	5.25%	6.22%	4.60%	4.90%	6.20%
Rate of compensation increase	3.69%	3.68%	3.67%
Expected long-term rate of return on assets	6.59%	7.22%	7.63%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$12	$13	$11	$—	$—	$—
Interest cost	32	33	36	1	—	1
Expected return on plan assets	(40)	(40)	(43)	—	—	—
Amortization of prior service cost	—	—	1	(1)	—	—
Amortization of net loss (gain)	15	17	13	(5)	(6)	(7)
Net benefit expense (income)	$19	$23	$18	$(5)	$(6)	$(6)

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

In addition, the Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and certain other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 28, 2012 was approximately $9 million. The assumed health care cost trend rates related to the measurement of the Company’s SERP Medical Plan obligations for the year ended January 28, 2012 are as follows:

	Medical	Dental
Initial cost trend rate	8.00%	5.50%
Ultimate cost trend rate	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2013

A one percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% (Decrease)
	(in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

Plan Assets

During 2011, the target composition of the Company’s U.S. plan assets was changed to represent 45 percent equity and 55 percent fixed-income securities. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation will limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy seeks to utilize asset classes with differing rates of return, volatility, and correlation in order to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

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

The fair values of the Company’s U.S. pension plan assets at January 28, 2012 and January 29, 2011 are as follows:

	Level 1	Level 2	Level 3	2011 Total	2010 Total*
	(in millions)
Cash and cash equivalents	$—	$13	$—	$13	$4
Equity securities:
U.S. large-cap(1)	—	120	—	120	137
U.S. mid-cap(1)	—	42	—	42	40
International(2)	—	72	—	72	70
Corporate stock(3)	11	—	—	11	7
Fixed-income securities:
Long duration corporate and government bonds(4)	—	221	—	221	214
Intermediate duration corporate and government bonds(5)	—	58	—	58	29
Other types of investments:
Real estate	—	—	8	8	9
Insurance contracts	—	1	—	1	1
Total assets at fair value	$11	$527	$8	$546	$511

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2011 and 2010.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises two managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of a fixed-income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclays Capital U.S. Intermediate Credit Index.

The following table is a reconciliation of the fair value of the U.S. pension plan’s real estate investments classified as Level 3:

(in millions)	Level 3
Balance at January 30, 2010	$7
Changes during the year	2
Balance at January 29, 2011	$9
Unrealized loss on appraised value of real estate	(1)
Balance at January 28, 2012	$8

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

The fair values of the Company’s Canadian pension plan assets at January 28, 2012 and January 29, 2011 are as follows:

	Level 1	Level 2	Level 3	2011 Total	2010 Total*
	(in millions)
Cash and cash equivalents	$—	$5	$—	$5	$1
Equity securities:
Canadian and International(1)	—	5	—	5	6
Debt securities:
Cash matched bonds(2)	—	83	—	83	83
Total assets at fair value	$—	$93	$—	$93	$90

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2011 and 2010.
(1)	In 2011, this category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities. In 2010, this category comprised two mutual funds that invested primarily in a diverse portfolio of Canadian and international equity securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2011.

During 2011 the Company made contributions of $25 million and $3 million to its U.S. and Canadian plans, respectively. The Company continuously evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2012	$75	$1
2013	59	1
2014	58	1
2015	56	1
2016	54	1
2017 – 2021	249	5

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165(e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. As of January 1, 2012, the savings plans allow eligible employees to contribute up to 40 percent and $10,000, for the U.S. and Puerto Rico plans, respectively, of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over 5 years for both plans. The charge to operations for the Company’s matching contribution was $2 million in each of 2011 and 2010 and $3 million in 2009.

21.  Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. On May 19, 2010, the 2007 Stock Plan was amended to increase the maximum number of shares of stock reserved for all awards to 12,000,000. The options terminate up to ten years from the date of grant.

Employees Stock Purchase Plan

Under the Company’s 2003 Employees Stock Purchase Plan (the “ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the ESPP, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 919 participating employees purchased 336,116 shares in 2011, and 764 participating employees purchased 278,212 shares in 2010. To date, a total of 1,278,045 shares have been purchased under this plan.

Share-Based Compensation Expense

Total compensation expense related to the Company’s share-based compensation plans was $18 million, $13 million, and $12 million for 2011, 2010, and 2009, respectively. The total related tax benefit realized was $5 million, $3 million for 2011 and 2010, respectively and was not significant for 2009.

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The Company estimates the expected term of share-based awards granted using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. The Company estimates pre-vesting option forfeitures at the time of grant and periodically revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Weighted-average risk free rate of interest	2.07%	2.34%	1.93%	0.31%	0.85%	1.74%
Expected volatility	45%	45%	53%	37%	39%	39%
Weighted-average expected award life- in years	5.0	5.0	4.6	1.0	1.0	1.0
Dividend yield	3.5%	4.0%	6.0%	3.4%	4.8%	4.4%
Weighted-average fair value	$5.86	$4.47	$2.89	$3.91	$2.54	$4.17

Compensation expense related to the Company’s stock options and employee stock purchase plan was $8 million, $5 million, and $4 million for 2011, 2010, and 2009, respectively. As of January 28, 2012, there was $5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1 year.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2011		2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	7,220	$17.17	7,002	$16.88	6,080	$18.64
Granted	1,612	$19.13	1,311	$15.10	1,521	$10.02
Exercised	(1,454)	$13.02	(942)	$11.65	(181)	$8.76
Expired or cancelled	(151)	$17.38	(151)	$20.41	(418)	$21.03
Options outstanding at end of year	7,227	$18.44	7,220	$17.17	7,002	$16.88
Options exercisable at end of year	4,598	$19.35	5,088	$18.81	5,084	$18.85
Options available for future grant at end of year	7,155		10,339		2,214

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2011	2010	2009
	(in millions)
Exercised	$15	$5	$—

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	2011	2010	2009
	(in millions)
Outstanding	$59	$23	$2
Outstanding and Exercisable	$33	$13	$1

The Company received $18 million in cash from option exercises for the year ended January 28, 2012.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The following table summarizes information about stock options outstanding and exercisable at January 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $15.10	2,840	6.92	$12.38	1,732	$11.55
$15.74 to $21.48	1,850	7.46	$18.53	404	$17.37
$21.80 to $25.39	1,893	3.48	$24.28	1,818	$24.26
$25.46 to $28.16	644	2.45	$27.68	644	$27.68
	7,227	5.76	$18.44	4,598	$19.35

Changes in the Company’s nonvested options at January 28, 2012 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
	(in thousands, except prices per share)
Nonvested at January 29, 2011	2,132	$13.23
Granted	1,612	19.13
Vested	(964)	12.60
Expired or cancelled	(151)	17.38
Nonvested at January 28, 2012	2,629	$16.84

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2011, 2010, and 2009, there were 1,098,177, 653,535, and 227,000 restricted stock units outstanding, respectively. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The Company recorded compensation expense related to restricted shares, net of estimated forfeitures, of $10 million, $8 million, and $8 million for 2011, 2010, and 2009, respectively. At January 28, 2012, there was $14 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards. Restricted share and unit activity is summarized as follows:

	Number of Shares and Units
	2011	2010	2009
	(in thousands)
Outstanding at beginning of year	1,759	1,680	844
Granted	686	651	1,115
Vested	(327)	(492)	(279)
Cancelled or forfeited	(50)	(80)	—
Outstanding at end of year	2,068	1,759	1,680
Aggregate value (in millions)	$30	$20	$23
Weighted-average remaining contractual life	1.19 years	1.44 years	1.50 years

The weighted-average grant-date fair value per share was $20.18, $13.75, and $9.90 for 2011, 2010, and 2009, respectively. The total fair value of awards for which restrictions lapsed was $4 million, $10 million, and $5 million for 2011, 2010, and 2009 respectively.

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

Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under federal or state wage and hour laws, including allegations concerning unpaid overtime, meal, and rest breaks, and uniforms.

The Company is a defendant in one such case in which plaintiff alleges that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws. The case, Pereira v. Foot Locker, was filed in the U.S. District Court for the Eastern District of Pennsylvania in 2007. In his complaint, in addition to unpaid wage and overtime allegations, plaintiff seeks compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. In 2009, the Court conditionally certified a nationwide collective action. During the course of 2010, notices were sent to approximately 81,888 current and former employees of the Company offering them the opportunity to participate in the class action, and approximately 5,027 have opted in.

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois in 2011, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company’s motion for leave to appeal was denied. The Company is currently engaged in mediation with plaintiff in Pereira and his counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending them. Due to the inherent uncertainties of such matters, including the early stages of certain matters, the Company is currently unable to make an estimate of the range of loss.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Legal Proceedings  – (continued)

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including the Pereira consolidated cases and Hill as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

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

24.  Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q		Year
	(in millions, except per share amounts)
Sales
2011	1,452	1,275	1,394	1,502		$5,623
2010	1,281	1,096	1,280	1,392		$5,049
Gross margin(1)
2011	475	388	453	480		$1,796
2010	393	305	388	430		$1,516
Operating profit(2)
2011	150	59	106	122		$437
2010	87	11	74	90		$262
Net income
2011	94	37	66	81	(3)	$278
2010	54	6	52	57(3),(4)		$169
Basic earnings per share:
2011	0.61	0.24	0.43	0.53		$1.81
2010	0.35	0.04	0.33	0.36		$1.08
Diluted earnings per share:
2011	0.60	0.24	0.43	0.53		$1.80
2010	0.34	0.04	0.33	0.36		$1.07

(1)	Gross margin represents sales less cost of sales.
(2)	Operating profit represents income from continuing operations before income taxes, interest expense, net, and non-operating income.
(3)	During the fourth quarters of 2011 and 2010, the Company recorded impairment charges of $5 million and $10 million, respectively, related to its CCS tradename.
(4)	During the fourth quarter of 2010, a realized gain of $2 million was recorded related to the Reserve International Fund, a money-market investment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 28, 2012. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting- the report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2012, and January 29, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2012, and our report dated March 26, 2012, expressed an unqualified opinion on these consolidated financial statements.

New York, New York
March 26, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
(a)	Directors of the Company

Information relative to directors of the Company is set forth under the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 76 through 79. The exhibits filed with this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:	/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer
Date: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2012, by the following persons on behalf of the Company and in the capacities indicated.

/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer	/s/ LAUREN B. PETERS Lauren B. Peters Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ JAMES E. PRESTON James E. Preston Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ ALLEN QUESTROM Allen Questrom Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ GUILLERMO G. MARMOL Guillermo G. Marmol Director	/s/ DONA D. YOUNG Dona D. Young Director
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
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009 filed by the Registrant with the SEC on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).
10.8	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K dated May 25, 2011 filed by the Registrant with the SEC on May 27, 2011).
10.9	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 18, 2011, filed by the Registrant with the SEC on May 24, 2011).
10.10	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 26, 2008 filed by the Registrant on April 1, 2008).
10.11	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.12	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended
May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.13	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.14	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.15	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.16	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.17	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).
10.18	Employment Agreement with Ken C. Hicks dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the June 26, 2009 Form 8-K).
10.19	Employment Agreement with Ronald J. Halls dated June 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 30, 2009 filed by the Registrant with the SEC on July 1, 2009).
10.20	Agreement with Ronald J. Halls dated June 22, 2011 regarding his termination of employment and retirement (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 22, 2011 filed with the SEC by the Registrant on June 24, 2011).
10.21	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.22	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the 2008 Form 10-K).
10.23	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K).
10.24	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).
10.25	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.26	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).
10.27	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.28	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.29	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.30	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).
10.31	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.32	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.33	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.34	Foot Locker 2007 Stock Incentive Plan amended and restated as of May 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2010 filed by the Registrant with the SEC on May 25, 2010).
10.35	Amended and Restated Credit Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.36	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009).
10.37	Amended and Restated Security Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.38	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2010 filed by the Registrant with the SEC on November 12, 2010).
10.39	Bonus Waiver Letter for 2009 signed by Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2010 filed by the Registrant with the SEC on March 29, 2010).

Exhibit No. in Item 601 of Regulation S-K	Description
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Exhibits filed with this Form 10-K