Form 10-Q
period 2012-04-28
FOOT LOCKER INC
filed 2012-06-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

DRAFT May 31, 2012

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 28, 2012

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

Number of shares of Common Stock outstanding at May 25, 2012: 151,575,775.

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	April 28,	April 30,	January 28,
	2012	2011	2012
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$859	$799	$851
Short-term investments	50	—	—
Merchandise inventories	1,146	1,159	1,069
Other current assets	196	182	159
	2,251	2,140	2,079
Property and equipment, net	438	400	427
Deferred taxes	288	297	284
Goodwill	144	146	144
Other intangibles and other assets	117	137	116
	$3,238	$3,120	$3,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$357	$346	$240
Accrued expenses and other current liabilities	278	260	308
	635	606	548
Long-term debt	135	136	135
Other liabilities	255	244	257
	1,025	986	940
Shareholders’ equity
Common stock and paid-in capital: 165,475,168, 163,154,151, and 164,460,073 shares, respectively	807	746	779
Retained earnings	1,888	1,680	1,788
Accumulated other comprehensive loss	(196)	(107)	(204)
Less: Treasury stock at cost: 13,936,123, 9,707,754, and 12,841,961 shares, respectively	(286)	(185)	(253)
Total shareholders’ equity	2,213	2,134	2,110
	$3,238	$3,120	$3,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 28, 2012 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	April 28,	April 30,
	2012	2011
Sales	$1,578	$1,452

Cost of sales	1,041	977
Selling, general and administrative expenses	306	298
Depreciation and amortization	29	27
Interest expense, net	1	2
Other income, net	—	(1)
	1,377	1,303

Income before income taxes	201	149
Income tax expense	73	55
Net income	$128	$94

Basic earnings per share:
Net income	$0.84	$0.61
Weighted-average common shares outstanding	151.8	154.4

Diluted earnings per share:
Net income	$0.83	$0.60
Weighted-average common shares assuming dilution	154.3	155.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended
	April 28,	April 30,
	2012	2011
Net income	$128	$94

Other comprehensive income

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	7	61

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1 million, respectively	2	1

Comprehensive income	$137	$157

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirteen weeks ended
	April 28,	April 30,
	2012	2011
From Operating Activities:
Net income	$128	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	27
Share-based compensation expense	6	4
Qualified pension plan contributions	—	(1)
Excess tax benefits on share-based compensation	(5)	(1)
Change in assets and liabilities:
Merchandise inventories	(74)	(80)
Accounts payable	116	117
Other accruals	(29)	(13)
Other, net	(38)	7
Net cash provided by operating activities	133	154

From Investing Activities:
Purchases of short-term investments	(50)	—
Capital expenditures	(39)	(29)
Net cash used in investing activities	(89)	(29)

From Financing Activities:
Purchase of treasury shares	(27)	(30)
Issuance of common stock	14	3
Dividends paid	(28)	(25)
Excess tax benefits on share-based compensation	5	1
Net cash used in financing activities	(36)	(51)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	—	29
Net change in Cash and Cash Equivalents	8	103
Cash and Cash Equivalents at beginning of year	851	696
Cash and Cash Equivalents at end of interim period	$859	$799

Cash paid during the period:
Interest	$—	$—
Income taxes	$80	$56

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2013 and of the fiscal year ended January 28, 2012. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 28, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2012.

Recent Accounting Pronouncements

During the first quarter of 2012, the Company adopted ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

During the first quarter of 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of April 28, 2012, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks ended April 28, 2012 and April 30, 2011 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

Sales

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Athletic Stores	$1,437	$1,331
Direct-to-Customers	141	121
Total sales	$1,578	$1,452

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Segment Information - (continued)

Operating Results

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Athletic Stores	$207	$162
Direct-to-Customers	18	13
Restructuring charge (1)	—	(1)
Division profit	225	174
Less: Corporate expense, net	23	24
Operating profit	202	150
Interest expense, net	1	2
Other income (2)	—	1
Income before income taxes	$201	$149

(1)

During 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)	Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. The amount for the thirteen weeks ended April 30, 2011 primarily represents a lease termination gain related to the sale of a leasehold interest in Europe and royalty income from the Company’s franchise operations.

3. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and assets with indefinite lives performed during the first quarters of 2012 and 2011 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment. The change represents foreign exchange fluctuations.

	April 28,	April 30,	January 28,
Goodwill (in millions)	2012	2011	2012
Athletic Stores	$17	$19	$17
Direct-to-Customers	127	127	127
	$144	$146	$144

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	April 28, 2012			April 30, 2011			January 28, 2012
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	Value	value	amort.	value
Amortized intangible assets:

Lease acquisition costs	$161	$(139)	$22	$190	$(160)	$30	$171	$(149)	$22
Trademarks	21	(9)	12	21	(8)	13	21	(8)	13

Favorable leases	7	(7)	—	9	(8)	1	7	(7)	—
CCS customer relationships	21	(14)	7	21	(10)	11	21	(13)	8
	$210	$(169)	$41	$241	$(186)	$55	$220	$(177)	$43

Indefinite life intangible assets:
Republic of Ireland trademark			1			2			1
CCS tradename			10			15			10
			$11			$17			$11
Net Identifiable intangible assets,			$52			$72			$54

For the thirteen-week period ended April 28, 2012, activity included amortization of $4 million offset by lease acquisition additions of $1 million and the effect of foreign currency fluctuations, primarily related to the euro, of $1 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Amortization expense	$4	$4

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2012	$10
2013	9
2014	4
2015	3
2016	2
2017	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	April 28,	April 30,	January 28,
(in millions)	2012	2011	2012
Foreign currency translation adjustments	$70	$147	$63
Cash flow hedges	(1)	2	(1)
Unrecognized pension cost and postretirement benefit	(263)	(254)	(264)
Unrealized loss on available-for-sale security	(2)	(2)	(2)
	$(196)	$(107)	$(204)

5. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 6, Fair Value Measurements.

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and hedge ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was not significant for the thirteen weeks ended April 28, 2012 and was $3 million the thirteen weeks ended April 30, 2011. The notional value of the contracts outstanding at April 28, 2012 was $51 million and these contracts extend through January 2013.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

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

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at April 28, 2012 was $36 million and these contracts extend through July 2012.

The Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at April 28, 2012 was $5 million and these contracts extend through November 2012.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	April 28,	April 30,	January 28,
(in millions)	Caption	2012	2011	2012
Hedging Instruments:
Forward foreign exchange contracts	Current assets	$—	$3	$—
Forward foreign exchange contracts	Current liability	$2	$—	$2

Non-Hedging Instruments:
Forward foreign exchange and option contracts	Current assets	$—	$1	$—

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	April 28,	April 30,	January 28,
(in millions)	2012	2011	2012
Carrying value	$135	$136	$135
Fair value	$147	$140	$140

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At April 28, 2012			At April 30, 2011			At January 28, 2012
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$50	$—	$—	$—	$—	$—	$—	$—
Auction rate security	—	5	—	—	5	—	—	5	—
Forward foreign exchange contracts	—	—	—	—	4	—	—	—	—
Total Assets	$—	$55	$—	$—	$9	$—	$—	$5	$—

Liabilities
Forward foreign exchange contracts	—	2	—	—	—	—	—	2	—
Total Liabilities	$—	$2	$—	$—	$—	$—	$—	$2	$—

The Company’s short-term investments consisted of available-for-sale securities, which are primarily comprised of investments in corporate bonds. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of April 28, 2012, the Company held $50 million of available-for-sale securities with maturity dates within one year from the purchase date. These securities are valued using market prices in markets that are not active and therefore are classified as Level 2 instruments. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

Interest income related to the short-term investments included within interest expense was not significant for the three months ended April 28, 2012.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Earnings Per Share

The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding as of April 28, 2012 and April 30, 2011, were as follows:

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Weighted-average common shares outstanding	151.8	154.4
Effect of Dilution:
Stock options and awards	2.5	1.3
Weighted-average common shares assuming dilution	154.3	155.7

Substantially all options to purchase common stock outstanding as of April 28, 2012 were included in the computation of diluted earnings per share. Options to purchase 3.2 million shares of common stock were not included in the computation for the thirteen weeks ended April 30, 2011. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. For the thirteen weeks ended April 28, 2012, contingently issuable shares of 0.3 million have not been included as the vesting conditions have not been satisfied.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension		Postretirement
	Benefits		Benefits
	April 28,	April 30,	April 28,	April 30,
(in millions)	2012	2011	2012	2011
Service cost	$3	$3	$—	$—
Interest cost	7	8	—	—
Expected return on plan assets	(10)	(10)	—	—
Amortization of net loss (gain)	4	4	(1)	(1)
Net benefit expense (income)	$4	$5	$(1)	$(1)

No pension contributions to the U.S. or Canadian qualified plans were made during the thirteen weeks ended April 28, 2012. Additionally, no pension contributions to its U.S. or Canadian qualified plans are required in 2012. During the thirteen weeks ended April 30, 2011 the Company made a $1 million contribution to its Canadian qualified plan.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Pension and Postretirement Plans – (continued)

The Company and the Company’s U.S. retirement plan are defendants in a purported class action in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserts claims for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA) and violation of the statutory provisions governing the content of the Summary Plan Description. Claims for alleged violations of the notice provision of Section 204(h) of ERISA and ERISA’s age discrimination provisions were dismissed by the court. The case is currently in the discovery stage. Because of the inherent uncertainties of such matters, and because discovery has not been completed, the Company is currently unable to make an estimate of loss or range of loss for this case. Management does not believe that the outcome of this legal proceeding would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

9. Share-Based Compensation

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. Total compensation expense related to the Company’s share-based compensation plans was $6 million and $4 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The associated tax benefits recognized for the thirteen weeks ended April 28, 2012 and April 30, 2011 were $2 million and $1 million, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $5 million and $1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, and are classified as a financing activity with the Condensed Consolidated Statements of Cash Flows.

The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
Weighted-average risk free rate of interest	1.50%	2.11%	0.21%	0.41%
Expected volatility	43%	45%	35%	38%
Weighted-average expected award life	5.5 years	5.0 years	1.0 year	1.0 year
Dividend yield	2.3%	3.5%	2.7%	4.1%
Weighted-average fair value	$10.14	$5.76	$4.90	$2.96

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended April 28, 2012:

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,227		$18.44
Granted	930		30.92
Exercised	(826)		17.60
Expired or cancelled	(24)		22.22
Options outstanding at April 28, 2012	7,307	6.33	$20.11
Options exercisable at April 28, 2012	4,838	4.94	$18.83
Options available for future grant at April 28, 2012	5,619

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

	Thirteen weeks ended
	April 28,	April 30,
Intrinsic value of stock options (in millions)	2012	2011
Exercised	$11	$2
Outstanding	$79	$41
Outstanding and exercisable	$58	$27

The cash received from option exercises for the thirteen weeks ended April 28, 2012 and April 30, 2011 was $14 million and $3 million, respectively. The total tax benefit realized from stock option exercises was $4 million and $1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The following table summarizes information about stock options outstanding and exercisable at April 28, 2012:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	2,576	6.75	$12.41	2,076	$12.01
$15.74	$23.42	2,024	7.43	$20.01	1,059	$21.05
$23.59	$28.16	1,778	2.61	$25.72	1,703	$25.76
$30.92	$30.92	929	9.90	$30.92	—	$—
$9.85	$30.92	7,307	6.33	$20.11	4,838	$18.83

Changes in the Company’s nonvested options for the thirteen weeks ended April 28, 2012 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 28, 2012	2,629	$16.84
Granted	930	30.92
Vested	(1,066)	15.64
Expired or cancelled	(24)	22.22
Nonvested at April 28, 2012	2,469	$22.61

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million for both the thirteen weeks ended April 28, 2012 and April 30, 2011. As of April 28, 2012, there was $11 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.45 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of April 28, 2012, 1,255,821 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vests with the passage of time; for any performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the thirteen weeks ended April 28, 2012 and April 30, 2011 is summarized as follows:

	Number of Shares and Units
(in thousands)	April 28, 2012	April 30, 2011
Outstanding at beginning of period	2,068	1,759
Granted	244	461
Vested	(460)	(263)
Cancelled or forfeited	—	—
Outstanding at end of period	1,852	1,957
Aggregate value (in millions)	$33	$26
Weighted-average remaining contractual life	1.44 years	1.74 years

The weighted-average grant-date fair value per share was $30.89 and $18.15 for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The total value of awards for which restrictions lapsed during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $5 million and $3 million, respectively. As of April 28, 2012, there was $15 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million and $2 million for the thirteen week periods ended April 28, 2012 and April 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the website for eastbay.com, final-score.com, and eastbayteamservices.com. Additionally, this segment operates websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, champssports.com, and ccs.com).

STORE COUNT

At April 28, 2012, the Company operated 3,360 stores as compared with 3,369 and 3,420 stores at January 28, 2012 and April 30, 2011, respectively. During the thirteen weeks ended April 28, 2012, the Company opened 25 stores, remodeled or relocated 53 stores and closed 34 stores.

A total of 36 franchised stores were operating at April 28, 2012, as compared with 34 and 27 stores at January 28, 2012 and April 30, 2011, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

Sales

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Athletic Stores	$1,437	$1,331
Direct-to-Customers	141	121
Total sales	$1,578	$1,452

Operating Results

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Athletic Stores	$207	$162
Direct-to-Customers	18	13
Restructuring charge (1)	—	(1)
Division profit	225	174
Less: Corporate expense, net	23	24
Operating profit	202	150
Interest expense, net	1	2
Other income (2)	—	1
Income before income taxes	$201	$149

(1)	During 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)

Other income includes non-operating items, such as gains from insurance recoveries, gains on the repurchase and retirement of bonds, royalty income, the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts. The amount for the thirteen weeks ended April 30, 2011 primarily represents a lease termination gain related to the sale of a leasehold interest in Europe and royalty income from the Company’s franchise operations.

Sales increased by $126 million, or 8.7 percent, to $1,578 million for the thirteen weeks ended April 28, 2012, from $1,452 million for the thirteen weeks ended April 30, 2011. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 9.8 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 9.7 percent for the thirteen weeks ended April 28, 2012.

Gross margin, as a percentage of sales, increased to 34.0 percent for the thirteen weeks ended April 28, 2012 as compared with 32.7 percent in the corresponding prior-year period. As a percent of sales, the cost of merchandise for the thirteen weeks ended April 28, 2012 decreased by 30 basis points as compared with the corresponding prior-year period, primarily reflecting a lower markdown rate and improved apparel margins. For the thirteen weeks ended April 28, 2012, the occupancy and buyers’ salary expense rate decreased 100 basis points as a percentage of sales, as compared with the prior year thirteen-week period, reflecting improved leverage on these primarily fixed costs. Vendor allowances were not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 8.0 percent to $1,437 million for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period of $1,331 million. Excluding the effect of foreign currency fluctuations, sales from athletic store divisions increased 9.2 percent for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period. Comparable-store sales increased by 9.1 percent for the thirteen weeks ended April 28, 2012. All divisions within this segment experienced comparable-store sales gains with the exception of Foot Locker Europe, which had a mid-single digit comparable-store sales decline. Foot Locker Europe’s sales were negatively affected by the continued difficult economic conditions in that region. Lady Foot Locker’s comparable-store sales increased by low single digits, while total sales declined principally due to lower store count. Management has continued to review the women’s business and is developing various initiatives, such as expanded apparel offerings and a new store design, which is expected to be tested later this year. The Company’s overall sales increase included gains in basketball, running, and casual footwear, as well as apparel and accessories.

Athletic Stores division profit increased 27.8 percent for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period. Athletic Stores division profit, as a percentage of sales, increased to 14.4 percent for the thirteen weeks ended April 28, 2012, from 12.2 percent in the corresponding prior-year period. The increase in division profit reflected improved sales, as well as a higher merchandise gross margin rate, reflecting lower promotions during the current year and improved apparel gross margins. The flow-through of incremental sales to division profit was 42.5 percent, reflecting primarily the leveraging of fixed expenses.

Direct-to-Customers

Direct-to-Customers sales increased by 16.5 percent to $141 million for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period of $121 million. Internet sales increased by 18.7 percent to $127 million for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period. All components of this segment reflected increased sales, representing the continued growth of the store banner websites and higher sales from Eastbay.

Direct-to-Customers division profit for the thirteen weeks ended April 28, 2012 increased by $5 million to $18 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 12.8 percent for the thirteen weeks ended April 28, 2012 as compared with 10.7 percent for the corresponding prior-year period. The increase primarily reflects improved gross margin partly offset by slightly higher expenses.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended April 28, 2012 decreased by $1 million to $23 million from the corresponding prior-year period.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $306 million increased by $8 million or 2.7 percent, for the thirteen weeks ended April 28, 2012 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 19.4 percent for the thirteen weeks ended April 28, 2012, as compared with 20.5 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $12 million for the thirteen weeks ended April 28, 2012, as compared with the corresponding prior-year period. This increase principally represents increased variable costs to support sales, such as store wages and banking expenses. Additionally, marketing expenses increased by $2 million, as the Company continues to invest in marketing campaigns specific to each banner.

Depreciation and Amortization

Depreciation and amortization increased by $2 million in the first quarter of 2012 to $29 million as compared with $27 million for the first quarter of 2011, reflecting increased capital spending on store improvements and technology. The effect of foreign currency fluctuations, primarily related to the euro, was not significant for the thirteen weeks ended April 28, 2012.

Interest Expense

	Thirteen weeks ended
	April 28,	April 30,
(in millions)	2012	2011
Interest expense	$3	$4
Interest income	(2)	(2)
Interest expense, net	$1	$2

The decrease in net interest expense for the thirteen weeks ended April 28, 2012 as compared with the corresponding prior-year period primarily reflects lower expenses associated with the Company’s revolving credit facility, which was amended at the end of 2011 with lower annual fees.

Income Taxes

For the thirteen weeks ended April 28, 2012 and April 30, 2011, the Company recorded income tax provisions of $73 million and $55 million, respectively, which represents an effective tax rate of 36.4 percent and 36.9 percent, respectively. The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The effective tax rate is significantly affected by the difference between the U.S. federal statutory tax rate and the tax rates in foreign jurisdictions.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for the thirteen weeks ended April 28, 2012 includes tax benefits of $2 million from reserve releases due to the settlements of federal, state, and foreign tax examinations. Excluding these nonrecurring benefits, the effective tax rate for the thirteen weeks ended April 28, 2012 increased as compared with the corresponding prior-year period, due primarily to a higher proportion of income earned in higher tax jurisdictions.

The Company currently expects its full year tax rate to approximate 37 percent, excluding the effect of any additional nonrecurring items that may occur. The actual rate will vary depending primarily on the proportion of income earned in the United States as compared with international operations.

Net Income

Net income of $128 million, or $0.83 per diluted share, for the thirteen weeks ended April 28, 2012 increased by $0.23 per diluted share from $94 million, or $0.60 per share last year. This represents a 41.3 percent flow-through of increased sales to pre-tax income, reflecting leveraging of fixed costs and controlling operating expenses.

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

On May 16, 2012, the Company’s Board of Directors approved an overall increase of $10 million to the 2012 capital expenditure and lease acquisition plan to $170 million, representing capital expenditures of $163 million and lease acquisition costs related to the Company’s operations in Europe of $7 million. Separately, in May 2012 the Company purchased from the U.S. pension trust its investment in real estate for $8 million.

Operating Activities

Net cash provided by operating activities was $133 million and $154 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The decline in operating cash flow reflects the timing of income tax payments as well as the prior year receipt of a $46 million IRS income tax refund resulting from a loss carryback.

Investing Activities

Net cash used in investing activities was $89 million, reflecting the Company’s purchase of $50 million of short-term investments, as well as increased capital expenditures. The Company’s full year forecast for capital expenditures is $163 million, of which $122 million relates to the modernizations of existing stores and new store openings and $41 million for the development of information systems and infrastructure.

Financing Activities

Net cash used in financing was $36 million and $51 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The Company declared and paid dividends during the first quarters of 2012 and 2011 of $28 million and $25 million, respectively. This represents a quarterly rate of $0.18 and $0.165 per share for 2012 and 2011, respectively. During the first quarter of 2012, the Company repurchased 878,700 shares of its common stock for $27 million, compared with $30 million repurchased in the first quarter of the prior year. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $14 million and $3 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $5 million and $1 million as a financing activity for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Recent Accounting Pronouncements

During the first quarter of 2012, the Company adopted ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

During the first quarter of 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2011 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 28, 2012 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 28, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or disposed of by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and labor-and-employment-related claims.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois in 2011, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company is currently engaged in mediation with plaintiff’s counsel in Pereira in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending them. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including the Pereira consolidated cases and Hill as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended April 28, 2012.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 28, 2012 through February 25, 2012	47,850	$26.24	—	$400,000,000
February 26, 2012 through March 31, 2012	547,330	$30.82	381,400	$388,274,235
April 1, 2012 through April 28, 2012	499,982	$30.81	497,300	$372,954,366
	1,095,162	$30.61	878,700	$372,954,366

(1)	These columns also reflect shares purchased in connection with stock swaps and shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock and restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 14, 2012, the Company’s Board of Directors approved a new 3-year, $400 million share repurchase program extending through January 2015.

Item 6. Exhibits

(a)	Exhibits

The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 6, 2012	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q

AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No.
Item 601	Description
12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.

101	The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

