Form 10-Q
period 2012-07-28
FOOT LOCKER INC
filed 2012-09-05
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

______________________________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 28, 2012

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

Number of shares of Common Stock outstanding at August 24, 2012: 151,018,791

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	July 28,	July 30,	January 28,
	2012	2011	2012
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$770	$681	$851
Short-term investments	50	—	—
Merchandise inventories	1,231	1,269	1,069
Other current assets	199	189	159
	2,250	2,139	2,079
Property and equipment, net	447	408	427
Deferred taxes	284	298	284
Goodwill	143	146	144
Other intangibles and other assets	110	128	116
	$3,234	$3,119	$3,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$391	$365	$240
Accrued expenses and other current liabilities	278	255	308
	669	620	548
Long-term debt	133	136	135
Other liabilities	253	248	257
	1,055	1,004	940
Shareholders’ equity
Common stock and paid-in capital: 165,819,340, 163,749,566 and 164,460,073 shares, respectively	819	756	779
Retained earnings	1,920	1,691	1,788
Accumulated other comprehensive loss	(241)	(125)	(204)
Less: Treasury stock at cost: 14,959,322, 10,641,938 and 12,840,961 shares, respectively	(319)	(207)	(253)
Total shareholders’ equity	2,179	2,115	2,110
	$3,234	$3,119	$3,050

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Sales	$1,367	$1,275	$2,945	$2,727

Cost of sales	939	887	1,980	1,864
Selling, general and administrative expenses	306	301	612	599
Depreciation and amortization	29	28	58	55
Interest expense, net	1	1	2	3
Other income	(1)	—	(1)	(1)
	1,274	1,217	2,651	2,520

Income before income taxes	93	58	294	207
Income tax expense	34	21	107	76
Net income	$59	$37	$187	$131

Basic earnings per share:
Net income	$0.39	$0.24	$1.23	$0.85
Weighted-average common shares outstanding	151.4	153.7	151.6	154.0

Diluted earnings per share:
Net income	$0.39	$0.24	$1.21	$0.84
Weighted-average common shares assuming dilution	153.9	155.2	154.1	155.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income	$59	$37	$187	$131

Other comprehensive income (loss):

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax period	(49)	(18)	(42)	43

Cash flow hedges:
Change in fair value of derivatives, net of tax	(1)	(1)	(1)	—

Available for sale securities:
Unrealized gain	1	—	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior services included in net periodic benefit costs, net of income tax expense of
$1 million, $1 million, $2 million and $2 million, respectively	2	1	4	2

Comprehensive income	$12	$19	$149	$176

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Twenty-six weeks ended
	July 28,	July 30,
	2012	2011
From Operating Activities:
Net income	$187	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	55
Share-based compensation expense	10	8
Qualified pension plan contributions	—	(1)
Excess tax benefits on share-based compensation	(6)	(3)
Change in assets and liabilities:
Merchandise inventories	(177)	(195)
Accounts payable	155	138
Other accruals	(30)	(21)
Other, net	(36)	15
Net cash provided by operating activities	161	127

From Investing Activities:
Sales of short-term investments	7	—
Purchases of short-term investments	(57)	—
Capital expenditures	(87)	(66)
Net cash used in investing activities	(137)	(66)

From Financing Activities:
Reduction in long-term debt	(2)	—
Purchase of treasury shares	(65)	(59)
Dividends paid	(55)	(51)
Issuance of common stock	20	8
Treasury stock issued under employee stock plan	5	4
Excess tax benefits on share-based compensation	7	3
Net cash used in financing activities	(90)	(95)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(15)	19
Net change in Cash and Cash Equivalents	(81)	(15)
Cash and Cash Equivalents at beginning of year	851	696
Cash and Cash Equivalents at end of interim period	$770	$681

Cash paid during the period:
Interest	$5	$6
Income taxes	$137	$81

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of July 28, 2012, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

	Thirteen weeks ended		Twenty-six weeks ended
Sales	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Athletic Stores	$1,248	$1,174	$2,685	$2,505
Direct-to-Customers	119	101	260	222
Total sales	$1,367	$1,275	$2,945	$2,727

	Thirteen weeks ended		Twenty-six weeks ended
Operating Results	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Athletic Stores	$107	$79	$314	$241
Direct-to-Customers	11	7	29	20
Restructuring charge (1)	—	—	—	(1)
Division profit	118	86	343	260
Less: Corporate expense, net	25	27	48	51
Operating profit	93	59	295	209
Other income (2)	1	—	1	1
Interest expense, net	1	1	2	3
Income before income taxes	$93	$58	$294	$207

(1)

During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)	Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income for the thirteen and twenty-six weeks ended July 28, 2012 primarily represents royalty income, partially offset by a premium paid on the repurchase and retirement of bonds. Other income for the twenty-six weeks ended July 30, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations.

3. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and assets with indefinite lives during the first quarters of 2012 and 2011 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment. The changes represent foreign exchange fluctuations.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

	July 28,	July 30,	January 28,
(in millions)	2012	2011	2012
Athletic Stores	$16	$19	$17
Direct-to-Customers	127	127	127
Goodwill	$143	$146	$144

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 28, 2012			July 30, 2011			January 28, 2012
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	Value	amort.	value	Value	amort.	value
Finite life intangible assets:

Lease acquisition costs	$152	$(131)	$21	$184	$(157)	$27	$171	$(149)	$22

Trademark	21	(9)	12	21	(8)	13	21	(8)	13

Favorable leases	5	(5)	—	9	(9)	—	7	(7)	—

CCS customer relationships	21	(16)	5	21	(11)	10	21	(13)	8

	$199	$(161)	$38	$235	$(185)	$50	$220	$(177)	$43

Indefinite life intangible assets:
Republic of Ireland trademark			1			2			1
CCS tradename			10			15			10
			$11			$17			$11
Net identifiable intangible assets			$49			$67			$54

For the twenty-six week period ended July 28, 2012, activity included amortization of $7 million, the effect of the weakening of the U.S. dollar as compared with the euro of $3 million, partially offset by lease acquisition additions of $5 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Amortization expense	$3	$5	$7	$9

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2012	$8
2013	9
2014	3
2015	3
2016	2
2017	2

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	July 28,	July 30,	January 28,
(in millions)	2012	2011	2012
Foreign currency translation adjustments	$21	$129	$63
Cash flow hedges	(2)	1	(1)
Unrecognized pension cost and postretirement benefit	(259)	(253)	(264)
Unrealized loss on available-for-sale security	(1)	(2)	(2)
	$(241)	$(125)	$(204)

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

The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $1 million for both the thirteen weeks ended July 28, 2012 and July 30, 2011, and was $1 million for the twenty-six weeks ended July 28, 2012. It was not significant for the twenty-six weeks ended July 30, 2011. The notional value of the contracts outstanding at July 28, 2012 was $57 million and these contracts extend through June 2013.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Condensed Consolidated Statements of Operations were not significant for any of the periods presented. The notional value of the contracts outstanding at July 28, 2012 was $18 million and these contracts extend through October 2012.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at July 28, 2012 was $27 million and these contracts extend through October 2012.

The Company enters into diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at July 28, 2012 was $5 million and these contracts extend through May 2013.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	July 28,	July 30,	January 28,
(in millions)	Caption	2012	2011	2012
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$—	$1	$—
Forward foreign exchange contracts	Current liability	$2	$—	$2
Non-Hedging Instruments:
Forward foreign exchange contracts	Current liability	$1	$—	$—

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	July 28,	July 30,	January 28,
(in millions)	2012	2011	2012
Carrying value	$133	$136	$135
Fair value	$143	$144	$140

During the second quarter of 2012, the Company purchased and retired $2 million of its 8.50 percent debentures payable in 2022.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements – (continued)

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At July 28, 2012			At July 30, 2011			At January 28, 2012
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$50	$—	$—	$—	$—	$—	$—	$—
Auction rate security	—	6	—	—	5	—	—	5	—
Forward foreign exchange contracts	—	—	—	—	1	—	—	—	—
Total Assets	$—	$56	$—	$—	$6	$—	$—	$5	$—

Liabilities
Forward foreign exchange contracts	—	3	—	—	—	—	—	2	—
Total Liabilities	$—	$3	$—	$—	$—	$—	$—	$2	$—

The Company’s short-term investments consisted of available-for-sale securities, which are primarily comprised of investments in corporate bonds. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of July 28, 2012, the Company held $50 million of available-for-sale securities with maturity dates within one year from the purchase date. These securities are valued using quoted prices for similar instruments in active markets and therefore are classified as Level 2 instruments. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

Interest income related to the short-term investments included within interest expense was not significant for both the thirteen and twenty-six weeks ended July 28, 2012.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Earnings Per Share - (continued)

The Company’s basic and diluted weighted-average number of common shares outstanding as of July 28, 2012 and July 30, 2011, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Weighted-average common shares outstanding	151.4	153.7	151.6	154.0
Effect of Dilution:
Stock options and awards	2.5	1.5	2.5	1.4
Weighted-average common shares assuming dilution	153.9	155.2	154.1	155.4

Options to purchase 0.9 million and 3.9 million shares of common stock were not included in the computation for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Options to purchase 0.7 million and 3.6 million shares of common stock were not included in the computation for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. As of July 28, 2012, contingently issuable shares of 1.0 million have not been included as the vesting conditions have not been satisfied.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	July 28,	July 30,	July 28,	July 30,	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$4	$3	$7	$6	$—	$—	$—	$—
Interest cost	7	8	14	16	—	—	—	—
Expected return on
plan assets	(10)	(10)	(20)	(20)	—	—	—	—
Amortization of net
loss (gain)	4	3	8	7	(1)	(1)	(2)	(2)
Net benefit expense (income)	$5	$4	$9	$9	$(1)	$(1)	$(2)	$(2)

No pension contributions to the U.S. or Canadian qualified plans were made during the twenty-six weeks ended July 28, 2012. Additionally, no pension contributions to its U.S. or Canadian qualified plans are required in 2012.

Information regarding U.S. retirement plan litigation is contained in Part II, “Item 1. Legal Proceedings.”

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. Total compensation expense related to the Company’s share-based compensation plans was $4 million for both the thirteen weeks ended July 28, 2012 and July 30, 2011, and was $10 million and $8 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The associated tax benefits recognized for the thirteen weeks ended July 28, 2012 and July 30, 2011 were $1 million and $2 million, respectively. The associated tax benefits recognized were $3 million for both the twenty-six weeks ended July 28, 2012 and July 30, 2011. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $7 million and $3 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, and are classified as financing activities within the Condensed Consolidated Statements of Cash Flows.

The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Twenty-six weeks ended		Stock Purchase Plan Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Weighted-average risk free rate of interest	1.50%	2.08%	0.21%	0.37%
Expected volatility	43%	45%	37%	37%
Weighted-average expected award life	5.5 years	5.0 years	1.0 year	1.0 year
Dividend yield	2.3%	3.5%	2.6%	3.8%
Weighted-average fair value	$10.13	$5.86	$5.52	$3.34

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended July 28, 2012:

(in thousands, except weighted-average term and price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,227		$18.44
Granted	931		30.92
Exercised	(1,136)		18.10
Expired or cancelled	(37)		23.27
Options outstanding at July 28, 2012	6,985	6.18	$20.13
Options exercisable at July 28, 2012	4,564	4.78	$18.82
Options available for future grant at July 28, 2012	5,556

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
Intrinsic value of stock options (in millions)	2012	2011	2012	2011
Exercised	$4	$6	$15	$8
Outstanding			$94	$38
Outstanding and exercisable			$68	$23

The cash received from option exercises for the thirteen and twenty-six weeks ended July 28, 2012 was $6 million and $20 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 30, 2011 was $5 million and $8 million, respectively. The tax benefit realized from option exercises was $1 million and $5 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, and was $2 million and $3 million for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at July 28, 2012:

		Options Outstanding			Options Exercisable

Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	2,450	6.56	$12.48	1,955	$12.07
$15.74	$23.92	2,433	6.37	$20.70	1,477	$21.89
$24.04	$32.69	2,102	5.51	$28.39	1,132	$26.49
$9.85	$32.69	6,985	6.18	$20.13	4,564	$18.82

Changes in the Company’s nonvested options for the twenty-six weeks ended July 28, 2012 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 28, 2012	2,629	$16.84
Granted	931	30.92
Vested	(1,102)	15.89
Expired or cancelled	(37)	23.27
Nonvested at July 28, 2012	2,421	$22.59

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million and $5 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, and was $2 million and $4 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively. As of July 28, 2012, there was $9 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.22 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units have been may be awarded to officers and certain key employees of the Company. Awards made to executives outside of the United States and to non-employee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of July 28, 2012, 1,253,075 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the twenty-six weeks ended July 28, 2012 and July 30, 2011 is summarized as follows:

	Number of Shares and Units
(in thousands)	July 28, 2012	July 30, 2011
Outstanding at beginning of period	2,068	1,759
Granted	264	672
Vested	(482)	(317)
Cancelled or forfeited	—	—
Outstanding at end of period	1,850	2,114
Aggregate value (in millions)	$33	$30
Weighted-average remaining contractual life	1.20 years	1.65 years

The weighted-average grant-date fair value per share was $30.75 and $20.15 for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $5 million and $4 million, respectively. As of July 28, 2012, there was $14 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $2 million for both the thirteen weeks ended July 28, 2012 and July 30, 2011 and $5 million and $4 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

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

STORE COUNT

At July 28, 2012, the Company operated 3,354 stores as compared with 3,369 and 3,407 stores at January 28, 2012 and July 30, 2011, respectively. During the twenty-six weeks ended July 28, 2012, the Company opened 47 stores, remodeled or relocated 109 stores and closed 62 stores.

A total of 37 franchised stores were operating at July 28, 2012, as compared with 34 and 25 stores at January 28, 2012 and July 30, 2011, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

	Thirteen weeks ended		Twenty-six weeks ended
Sales	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Athletic Stores	$1,248	$1,174	$2,685	$2,505
Direct-to-Customers	119	101	260	222
Total sales	$1,367	$1,275	$2,945	$2,727

	Thirteen weeks ended		Twenty-six weeks ended
Operating Results	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Athletic Stores	$107	$79	$314	$241
Direct-to-Customers	11	7	29	20
Restructuring charge (1)	—	—	—	(1)
Division profit	118	86	343	260
Less: Corporate expense, net	25	27	48	51
Operating profit	93	59	295	209
Other income (2)	1	—	1	1
Interest expense, net	1	1	2	3
Income before income taxes	$93	$58	$294	$207

(1)	During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
(2)	Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income for the thirteen and twenty-six weeks ended July 28, 2012 primarily represents royalty income, partially offset by a premium paid on the repurchase and retirement of bonds. Other income for the twenty-six weeks ended July 30, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income from the Company’s franchised operations.

Sales increased by $92 million, or 7.2 percent, to $1,367 million for the thirteen weeks ended July 28, 2012, from $1,275 million for the thirteen weeks ended July 30, 2011. For the twenty-six weeks ended July 28, 2012, sales of $2,945 million increased 8.0 percent from sales of $2,727 million for the twenty-six week period ended July 30, 2011. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and twenty-six week periods increased 10.6 percent and 10.1 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 9.8 percent for both the thirteen and twenty-six weeks ended July 28, 2012.

Gross margin, as a percentage of sales, increased by 90 basis points to 31.3 percent for the thirteen weeks ended July 28, 2012, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 28, 2012, gross margin, as a percentage of sales, increased by 120 basis points to 32.8 percent, as compared with the corresponding prior-year period.

For the thirteen weeks ended July 28, 2012, the occupancy and buyers’ salary expense rate decreased by 130 basis points, as a percentage of sales, as compared with the corresponding prior-year periods, reflecting improved leverage. Partially offsetting this improvement was a 40 basis point decrease in the merchandise margin rate. A decline of approximately 30 basis points primarily reflected higher markdowns, mostly in Europe, and the effect of lower initial markups. The additional markdowns in Europe were necessary to ensure that merchandise inventories remained current and aligned with sales. Additionally, 10 basis points of the decline is attributed to the effect of lower shipping and handling income.

For the twenty-six weeks ended July 28, 2012, the occupancy and buyers’ salary expense rate decreased by 120 basis points, as a percentage of sales, as compared with the corresponding prior-year periods, reflecting improved leverage. The cost of merchandise rate for the twenty-six weeks ended July 28, 2012 did not change from the corresponding prior-year period.

The effect of vendor allowances was not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 6.3 percent and 7.2 percent for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 10.0 percent and 9.6 percent for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 9.1 percent and 9.2 percent for the thirteen and twenty-six weeks ended July 28, 2012, respectively. For the thirteen weeks and twenty-six weeks ended July 28, 2012, most divisions, led by Kids Foot Locker and Champs Sports, posted strong comparable-store gains. Total footwear sales gains were led by the basketball category. The running category was essentially flat reflecting an assortment shift to lower-priced running styles. Apparel sales continued to improve, although lower apparel sales in Foot Locker Europe reduced the overall improvement.

Foot Locker Europe experienced a small decline for both the quarter and year-to-date periods reflecting primarily the macroeconomic conditions in that region. Total sales for Foot Locker Europe were higher than the corresponding prior-year periods for both the quarter and year-to-date periods as a result of new store openings.

Lady Foot Locker experienced a modest comparable-store decrease for the quarter but a slight comparable-store increase for the year-to-date period. Lady Foot Locker has experienced success with certain initiatives, such as closing underperforming stores and improving apparel offerings. Lady Foot Locker’s total sales declined principally due to lower store count. Management has continued to review the women’s business and is developing and implementing various initiatives, such as expanded apparel offerings and a new store design, which is currently being tested.

Athletic Stores division profit for the thirteen weeks ended July 28, 2012 increased to $107 million, or 8.6 percent, as a percentage of sales, as compared with division profit of $79 million, or 6.7 percent, as a percentage of sales, for the thirteen weeks ended July 30, 2011. For the twenty-six weeks ended July 28, 2012 division profit increased to $314 million, or 11.7 percent, as a percentage of sales, as compared with division profit of $241 million, or 9.6 percent, as a percentage of sales, for the twenty-six weeks ended July 30, 2011. These increases were mainly attributable to improved sales, as well as a higher gross margin rate driven by improved leverage of the fixed expenses within gross margin. Also contributing to the improvement was continued expense control.

Direct-to-Customers

Direct-to-Customers sales increased by 17.8 percent to $119 million for the thirteen weeks ended July 28, 2012, as compared with the corresponding prior-year period of $101 million. For the twenty-six weeks ended July 28, 2012, sales increased by 17.1 percent to $260 million, as compared with the corresponding prior-year period of $222 million. These increases were primarily a result of the continued strong sales performance of Company’s store banner websites and Eastbay, both of which benefited from improved and fresh product offerings. The Company continues to experience the migration of catalog sales to internet sales; therefore providing the breakdown between catalog and internet sales is no longer meaningful.

Direct-to-Customers division profit increased 57.1 percent to $11 million, and increased 45.0 percent to $29 million, for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 9.2 percent and 11.2 percent for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared with 6.9 percent and 9.0 percent, respectively, in the corresponding prior-year periods. These increases primarily reflect the improvement in sales.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended July 28, 2012 decreased by $2 million to $25 million from the corresponding prior-year period. Corporate expense for the twenty-six weeks ended July 28, 2012 decreased by $3 million to $48 million from the corresponding prior-year period. The decline primarily reflected the prior-year costs associated with certain management changes that occurred last year, consisting of relocation costs.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $306 million increased by $5 million or 1.7 percent, for the thirteen weeks ended July 28, 2012 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 22.4 percent for the thirteen weeks ended July 28, 2012, as compared with 23.6 percent in the corresponding prior-year period. For the twenty-six weeks ended July 28, 2012, SG&A increased by $13 million, or 2.2 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.8 percent for the twenty-six weeks ended July 28, 2012, as compared with 22.0 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $15 million and $27 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared with the corresponding prior-year periods. This increase principally represents increased variable costs to support sales, such as store wages and banking expenses. Variable costs, while higher than the prior year, were managed efficiently resulting in the decline in the SG&A rate. Additionally, marketing expenses increased $2 million and $4 million for the thirteen week and twenty-six weeks ended July 28, 2012, respectively, as the Company continues to invest in marketing campaigns specific to each banner.

Depreciation and Amortization

Depreciation and amortization increased by $1 million for the thirteen weeks ended July 28, 2012 to $29 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 28, 2012, depreciation and amortization increased by $3 million to $58 million as compared with $55 million for the twenty-six weeks ended July 30, 2011. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization increased by $3 million and $5 million for the thirteen weeks and twenty-six weeks ended July 28, 2012, respectively, as compared with the corresponding prior-year periods, reflecting additional depreciation and amortization associated with increased capital spending.

Interest Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Interest expense	$2	$3	$5	$7
Interest income	(1)	(2)	(3)	(4)
Interest expense, net	$1	$1	$2	$3

The decrease in net interest expense for the twenty-six weeks ended July 28, 2012, as compared with the corresponding prior-year period, primarily reflects lower expenses associated with the Company’s revolving credit facility, which was amended at the end of 2011 with lower annual fees. The decline in interest income reflects lower interest rates on cash and cash equivalents.

Income Taxes

The Company recorded income tax provisions of $34 million and $107 million, which represent an effective tax rate of 36.7 percent and 36.5 percent, for the thirteen weeks and twenty-six weeks ended July 28, 2012, respectively. For the thirteen weeks and twenty-six weeks ended July 30, 2011, the Company recorded income tax provisions of $21 million and $76 million, which represent an effective tax rate of 36.0 percent and 36.6 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant factors that affect the effective tax rate are the level and mix of earnings by tax jurisdiction and the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions.

As required by the authoritative guidance on accounting for income taxes, the Company records the effect on the recognition of deferred tax assets and liabilities related to changes in tax laws or rates when enacted. The effective tax rate for the thirteen weeks ended July 28, 2012 included a tax benefit related to a Canadian provincial tax rate change that resulted in a $1 million increase in the value of the Company’s net deferred tax assets. The Company does not expect this change to have a significant effect on future periods.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves for the thirteen weeks ended July 28, 2012 and July 30, 2011 were not significant. Included in the twenty-six weeks ended July 28, 2012 are tax benefits of $3 million from reserve releases due to the settlements of federal, state, and foreign tax examinations.

Excluding the Canadian provincial tax rate change and the reserve releases, the effective tax rate for the thirteen weeks and twenty-six ended July 28, 2012 increased as compared with the corresponding prior-year periods, due primarily to a higher proportion of income earned in the United States, which bears a higher tax rate.

The Company currently expects its full year tax rate to approximate 37 percent, excluding the effect of any additional nonrecurring items that may occur. We expect the third and fourth quarter tax rates to be slightly higher than 37 percent due the higher proportion of U.S. income. The actual rate will primarily depend on the percentage of income earned in the United States as compared with its international operations.

Reconciliation of Non-GAAP Measures

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. In 2009, the Company excluded from its non-GAAP results the effect of a Canadian provincial tax rate change that resulted in a $4 million reduction in the value of the Company’s deferred tax assets. In the second quarter of 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted share, to reflect the repeal of the last two stages of the Canadian provincial tax rate changes. Accordingly, consistent with prior periods, the Company has excluded this benefit to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

Net Income

For the thirteen weeks and twenty-six weeks ended July 28, 2012, net income increased by $22 million or 59.5 percent and $56 million or 42.7 percent, respectively, as compared with the corresponding prior-year periods. Presented below are GAAP and non-GAAP results, as more fully described above.

	Thirteen weeks ended		Twenty-six weeks ended
	July 28,	July 30,	July 28,	July 30,
(in millions)	2012	2011	2012	2011
Net income	$59	$37	$187	$131
Diluted EPS	$0.39	$0.24	$1.21	$0.84

Net income (non-GAAP)	$58	$37	$186	$131
Diluted EPS (non-GAAP)	$0.38	$0.24	$1.20	$0.84

This represents a 39.9 percent flow-through of increased sales to pre-tax income, reflecting leveraging of fixed costs and controlling operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents, short-term investments, future cash flow from operations, and the Company’s current revolving credit facility will be adequate to fund these requirements.

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

On May 16, 2012, the Company’s Board of Directors approved an overall increase of $10 million to the 2012 capital expenditure and lease acquisition plan to $170 million, representing capital expenditures of $163 million and lease acquisition costs related to the Company’s operations in Europe of $7 million. Separately, in May 2012 the Company purchased from its U.S. pension trust an investment in real estate for $8 million.

Operating Activities

Net cash provided by operating activities was $161 million and $127 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow is primarily the result of strong sales during the first two quarters, and improved working capital management. Other changes reflect the timing of income tax payments as well as the prior year’s receipt of a $46 million IRS income tax refund resulting from a loss carryback.

Investing Activities

Net cash used in investing activities was $137 million and $66 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, reflecting the Company’s net purchases of $50 million of short-term investments as well as capital expenditures. The Company’s current full year forecast for capital expenditures is $163 million, of which $124 million relates to the modernizations of existing stores and new store openings and $39 million for the development of information systems and infrastructure. The Company expects to open 84 new stores as well modernize 180 stores during the year. Capital expenditures for the twenty-six weeks ended July 28, 2012 also includes $8 million to purchase land and buildings from the Company’s U.S. pension trust.

Financing Activities

Net cash used in financing activities was $90 million and $95 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. During the twenty-six weeks ended July 28, 2012, the Company repurchased and retired $2 million of its 8.50 percent debentures payable in 2022. Additionally in 2012, the Company repurchased 2,120,261 shares of its common stock for $65 million, compared with $59 million purchased during the corresponding prior-year period. The Company declared and paid dividends during the first two quarters of 2012 and 2011 of $55 million and $51 million, respectively. This represents a quarterly rate of $0.18 and $0.165 per share for 2012 and 2011, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $25 million and $12 million for the twenty-six weeks ended July 28, 2012 and July 31, 2011, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $7 million as a financing activity during the twenty-six week period ended July 28, 2012 as compared with $3 million in the corresponding prior-year period, primarily reflecting higher stock option exercises in the current year.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 28, 2012 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 28, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company is currently engaged in mediation with plaintiff’s counsel in Pereira in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserts claims for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA) and violation of the statutory provisions governing the content of the Summary Plan Description. Claims for alleged violations of the notice provision of Section 204(h) of ERISA and ERISA’s age discrimination provisions were dismissed by the court. The Company is currently engaged in mediation with plaintiff’s counsel in an attempt to determine whether it will be possible to resolve this case. Because of the inherent uncertainties of such matters, because plaintiff is attempting to extend discovery on certain issues, and because certain motions relating to key portions of the case are currently pending with the court, the Company is currently unable to make an estimate of loss or range of loss for this case.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including the Pereira consolidated cases, Hill, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended July 28, 2012.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
April 29, 2012 through May 26, 2012	29,900	$32.57	29,900	$371,980,663
May 27, 2012 through June 30, 2012	1,149,018	$30.12	1,149,018	$337,366,524
July 1, 2012 through July 28, 2012	62,643	$31.20	62,643	$335,412,259
	1,241,561	$30.24	1,241,561

(1)	The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February, 14, 2012, the Company’s Board of Directors approved a new 3-year, $400 million share repurchase program extending through January 2015.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: September 5, 2012	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q

AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in
Item 601	Description
12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.

101	The following materials from Foot Locker, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

