Form 10-Q
period 2012-10-27
FOOT LOCKER INC
filed 2012-12-05
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 27, 2012

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

Number of shares of Common Stock outstanding at November 23, 2012: 150,724,967

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	October 27,	October 29,	January 28,
	2012	2011	2012
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$804	$698	$851
Short-term investments	49	—	—
Merchandise inventories	1,240	1,204	1,069
Other current assets	202	157	159
	2,295	2,059	2,079
Property and equipment, net	462	421	427
Deferred taxes	285	295	284
Goodwill	144	145	144
Other intangibles and other assets	113	125	116
	$3,299	$3,045	$3,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$327	$284	$240
Accrued expenses and other current liabilities	298	284	308
	625	568	548
Long-term debt	133	136	135
Other liabilities	252	248	257
	1,010	952	940
Shareholders’ equity
Common stock and paid-in capital: 166,510,340, 163,765,923 and 164,460,073 shares, respectively	842	761	779
Retained earnings	1,999	1,732	1,788
Accumulated other comprehensive loss	(203)	(154)	(204)
Less: Treasury stock at cost: 15,800,222, 12,546,560 and 12,840,961 shares, respectively	(349)	(246)	(253)
Total shareholders’ equity	2,289	2,093	2,110
	$3,299	$3,045	$3,050

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Sales	$1,524	$1,394	$4,469	$4,121

Cost of sales	1,019	941	2,999	2,805
Selling, general and administrative expenses	319	320	931	919
Depreciation and amortization	30	27	88	82
Interest expense, net	1	1	3	4
Other income	—	—	(1)	(1)
	1,369	1,289	4,020	3,809

Income before income taxes	155	105	449	312
Income tax expense	49	39	156	115
Net income	$106	$66	$293	$197

Basic earnings per share:
Net income	$0.70	$0.43	$1.93	$1.28
Weighted-average common shares outstanding	151.0	152.3	151.4	153.4

Diluted earnings per share:
Net income	$0.69	$0.43	$1.90	$1.27
Weighted-average common shares assuming dilution	153.9	153.6	154.0	154.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$106	$66	$293	$197

Other comprehensive income (loss):

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	35	(31)	(7)	12

Cash flow hedges:
Change in fair value of derivatives, net of tax	2	(1)	1	(1)

Available for sale securities:
Unrealized gain/(loss)	—	(1)	1	(1)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior services included in net periodic benefit costs, net of income tax expense of $1, $—, $3, and $2 million, respectively	2	2	6	4

Comprehensive income	$145	$35	$294	$211

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirty-nine weeks ended
	October 27,	October 29,
	2012	2011
From Operating Activities:
Net income	$293	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	82
Share-based compensation expense	15	13
Qualified pension plan contributions	—	(1)
Excess tax benefits on share-based compensation	(8)	(3)
Change in assets and liabilities:
Merchandise inventories	(172)	(142)
Accounts payable	87	60
Other accruals	(18)	11
Other, net	(26)	48
Net cash provided by operating activities	259	265

From Investing Activities:
Sales of short-term investments	7	—
Purchases of short-term investments	(57)	—
Capital expenditures	(120)	(111)
Net cash used in investing activities	(170)	(111)

From Financing Activities:
Reduction in long-term debt	(2)	—
Purchase of treasury shares	(94)	(97)
Dividends paid	(82)	(76)
Issuance of common stock	35	9
Treasury stock issued under employee stock plan	5	4
Excess tax benefits on share-based compensation	9	3
Net cash used in financing activities	(129)	(157)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(7)	5
Net change in Cash and Cash Equivalents	(47)	2
Cash and Cash Equivalents at beginning of year	851	696
Cash and Cash Equivalents at end of interim period	$804	$698

Cash paid during the period:
Interest	$6	$6
Income taxes	$182	$113

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2013 and of the fiscal year ended January 28, 2012. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended January 28, 2012, as filed with the Securities and Exchange Commission on March 26, 2012.

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

During the second quarter of 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of October 27, 2012, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and thirty-nine weeks ended October 27, 2012 and October 29, 2011 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

	Thirteen weeks ended		Thirty-nine weeks ended
Sales	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Athletic Stores	$1,375	$1,268	$4,060	$3,773
Direct-to-Customers	149	126	409	348
Total sales	$1,524	$1,394	$4,469	$4,121

	Thirteen weeks ended		Thirty-nine weeks ended
Operating Results	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Athletic Stores	$166	$119	$480	$360
Direct-to-Customers	18	12	47	32
Restructuring charge (1)	—	—	—	(1)
Division profit	184	131	527	391
Less: Corporate expense, net	28	25	76	76
Operating profit	156	106	451	315
Other income (2)	—	—	1	1
Interest expense, net	1	1	3	4
Income before income taxes	$155	$105	$449	$312

(1)

During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)	Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income for the thirty-nine weeks ended October 27, 2012 primarily represents royalty income, partially offset by a premium paid on the repurchase and retirement of bonds. Other income for the thirty-nine weeks ended October 29, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

	October 27,	October 29,	January 28,
(in millions)	2012	2011	2012
Athletic Stores	$17	$18	$17
Direct-to-Customers	127	127	127
Goodwill	$144	$145	$144

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 27, 2012			October 29, 2011			January 28, 2012
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	Value	amort.	value	Value	amort.	value
Finite life intangible assets:
Lease acquisition costs	$163	$(141)	$22	$180	$(154)	$26	$171	$(149)	$22
Trademark	21	(9)	12	21	(8)	13	21	(8)	13
Favorable leases	5	(5)	—	9	(9)	—	7	(7)	—
CCS customer relationships	21	(17)	4	21	(12)	9	21	(13)	8

	$210	$(172)	$38	$231	$(183)	$48	$220	$(177)	$43

Indefinite life intangible assets:
Republic of Ireland trademark			1			2			1
CCS tradename			10			15			10
			$11			$17			$11
Net identifiable intangible assets			$49			$65			$54

For the thirty-nine week period ended October 27, 2012, activity included amortization expense of $10 million, the effect of the weakening of the euro as compared to the U.S. dollar of $3 million, partially offset by lease acquisition additions of $8 million. The lease acquisition additions recorded during the period are being amortized over 10 years.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Amortization expense	$3	$4	$10	$13

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2012	$3
2013	10
2014	4
2015	3
2016	3
2017	3

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	October 27,	October 29,	January 28,
(in millions)	2012	2011	2012
Foreign currency translation adjustments	$56	$98	$63
Cash flow hedges	—	—	(1)
Unrecognized pension cost and postretirement benefit	(258)	(249)	(264)
Unrealized loss on available-for-sale security	(1)	(3)	(2)
	$(203)	$(154)	$(204)

5. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a practice of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 6, Fair Value Measurements.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales and the ineffective portion of gains and losses related to such contracts was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The notional value of the contracts outstanding at October 27, 2012 was $43 million and these contracts extend through June 2013.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value recorded in the Condensed Consolidated Statements of Operations were not significant for any of the periods presented. The notional value of the contracts outstanding at October 27, 2012 was $25 million and these contracts extend through January 2013.

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at October 27, 2012 was $31 million and these contracts extend through January 2013.

Additionally, the Company enters into diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at October 27, 2012 was $3 million and these contracts extend through May 2013.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 27,	October 29,	January 28,
(in millions)	Caption	2012	2011	2012
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$1	$—	$—
Forward foreign exchange contracts	Current liability	$1	$—	$2

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	October 27,	October 29,	January 28,
(in millions)	2012	2011	2012
Carrying value	$133	$136	$135
Fair value	$145	$137	$140

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements – (continued)

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At October 27, 2012			At October 29, 2011			At January 28, 2012
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$49	$—	$—	$—	$—	$—	$—	$—
Auction rate security	—	6	—	—	4	—	—	5	—
Forward foreign exchange contracts	—	1	—	—	—	—	—	—	—
Total Assets	$—	$56	$—	$—	$4	$—	$—	$5	$—

Liabilities
Forward foreign exchange contracts	—	1	—	—	—	—	—	2	—
Total Liabilities	$—	$1	$—	$—	$—	$—	$—	$2	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of October 27, 2012, the Company held $55 million of available-for-sale securities, which was comprised of $49 million in short-term investments and a $6 million auction rate security.

Short-term investments represent corporate bonds with maturity dates within one year from the purchase date. These securities are valued using quoted prices for similar instruments in active markets and therefore are classified as Level 2 instruments. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

The fair value of the auction rate security is determined by review of the underlying security at each reporting period.

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

Interest income related to the short-term investments included within interest expense was not significant for both the thirteen and thirty-nine weeks ended October 27, 2012.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Earnings Per Share - (continued)

The Company’s basic and diluted weighted-average number of common shares outstanding as of October 27, 2012 and October 29, 2011, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Weighted-average common shares outstanding	151.0	152.3	151.4	153.4
Effect of Dilution:
Stock options and awards	2.9	1.3	2.6	1.4
Weighted-average common shares assuming dilution	153.9	153.6	154.0	154.8

Options to purchase 0.9 million and 4.1 million shares of common stock were not included in the computation of weighted-average common shares outstanding for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Options to purchase 0.7 million and 3.8 million shares of common stock were not included in the computation of weighted-average common shares outstanding for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. As of October 27, 2012, contingently issuable shares of 0.2 million have not been included as the vesting conditions have not been satisfied.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	Ended		ended		ended		ended
	October 27,	October 29,	October 27,	October 29,	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3	$3	$10	$9	$—	$—	$—	$—
Interest cost	7	8	21	24	—	—	—	—
Expected return on plan assets	(10)	(10)	(30)	(30)	—	—	—	—
Amortization of net loss (gain)	4	4	12	11	(1)	(2)	(3)	(4)
Net benefit expense (income)	$4	$5	$13	$14	$(1)	$(2)	$(3)	$(4)

No pension contributions to the U.S. or Canadian qualified plans were made during the thirty-nine weeks ended October 27, 2012. Additionally, no pension contributions to its U.S. or Canadian qualified plans are required in 2012.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. Total compensation expense related to the Company’s share-based compensation plans was $5 million for both the thirteen weeks ended October 27, 2012 and October 29, 2011 and was $15 million and $13 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The associated tax benefits recognized for the thirteen weeks ended October 27, 2012 and October 29, 2011 were $2 million and $1 million, respectively. The associated tax benefits recognized were $5 million and $4 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $9 million and $3 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, and are classified as financing activities within the Condensed Consolidated Statements of Cash Flows.

The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Thirty-nine weeks ended		Stock Purchase Plan Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Weighted-average risk free rate of interest	1.5%	2.07%	0.22%	0.34%
Expected volatility	43%	45%	38%	37%
Weighted-average expected award life	5.5 years	5.0 years	1.0 year	1.0 year
Dividend yield	2.3%	3.5%	2.5%	3.5%
Weighted-average fair value	$10.12	$5.86	$5.91	$3.69

The information in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended October 27, 2012:

(in thousands, except weighted-average term and price per share)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	7,227		$18.44
Granted	932		$30.93
Exercised	(1,827)		$19.45
Expired or cancelled	(40)		$23.68
Options outstanding at October 27, 2012	6,292	6.29	$19.96
Options exercisable at October 27, 2012	3,977	4.93	$18.11
Options available for future grant at October 27, 2012	5,558

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
Intrinsic value of stock options (in millions)	2012	2011	2012	2011
Exercised	$9	$—	$24	$8
Outstanding			$85	$42
Outstanding and exercisable			$61	$27

The cash received from option exercises for the thirteen and thirty-nine weeks ended October 27, 2012 was $15 million and $35 million, respectively. The cash received from option exercises was not significant for the thirteen weeks ended October 29, 2011 and was $9 million for the thirty-nine weeks ended October 29, 2011. The tax benefit realized from option exercises was $3 million and $8 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, and was not significant and $3 million for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at October 27, 2012:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	2,283	6.34	$12.52	1,888	$11.98
$15.74	$23.92	2,202	6.58	$20.45	1,250	$21.65
$24.04	$34.12	1,807	5.88	$28.76	839	$26.62
$9.85	$34.12	6,292	6.29	$19.96	3,977	$18.11

Changes in the Company’s nonvested options for the thirty-nine weeks ended October 27, 2012 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 28, 2012	2,629	$16.84
Granted	932	$30.93
Vested	(1,206)	$15.43
Expired or cancelled	(40)	$23.68
Nonvested at October 27, 2012	2,315	$23.13

Compensation expense related to the Company’s stock option and stock purchase plans was $2 million and $7 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, and was $2 million and $6 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. As of October 27, 2012, there was $7 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.02 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units have been awarded to officers and certain key employees of the Company. Awards made to executives outside of the United States and to non-employee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of October 27, 2012, restricted stock units totaling 1,253,075 were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made after May 19, 2010 in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock granted after May 19, 2010, dividends will be accumulated and paid after the performance criteria are met.

Restricted shares and units activity for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 is summarized as follows:

	Number of Shares and Units
(in thousands)	October 27, 2012	October 29, 2011
Outstanding at beginning of period	2,068	1,759
Granted	264	686
Vested	(482)	(327)
Cancelled or forfeited	—	(50)
Outstanding at end of period	1,850	2,068
Aggregate value (in millions)	$33	$30
Weighted-average remaining contractual life	0.95 years	1.44 years

The weighted-average grant-date fair value per share was $30.75 and $20.18 for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $5 million and $4 million, respectively. As of October 27, 2012, there was $13 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million for both the thirteen weeks ended October 27, 2012 and October 29, 2011 and $8 million and $7 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

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

STORE COUNT

At October 27, 2012, the Company operated 3,367 stores as compared with 3,369 and 3,402 stores at January 28, 2012 and October 29, 2011, respectively. During the thirty-nine weeks ended October 27, 2012, the Company opened 70 stores, remodeled or relocated 159 stores, and closed 72 stores.

A total of 40 franchised stores were operating at October 27, 2012, as compared with 34 and 32 stores at January 28, 2012 and October 29, 2011, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

	Thirteen weeks ended		Thirty-nine weeks ended
Sales	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Athletic Stores	$1,375	$1,268	$4,060	$3,773
Direct-to-Customers	149	126	409	348
Total sales	$1,524	$1,394	$4,469	$4,121

	Thirteen weeks ended		Thirty-nine weeks ended
Operating Results	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Athletic Stores	$166	$119	$480	$360
Direct-to-Customers	18	12	47	32
Restructuring charge (1)	—	—	—	(1)
Division profit	184	131	527	391
Less: Corporate expense, net	28	25	76	76
Operating profit	156	106	451	315
Other income (2)	—	—	1	1
Interest expense, net	1	1	3	4
Income before income taxes	$155	$105	$449	$312

(1)

During the first quarter of 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)	Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income for the thirty-nine weeks ended October 27, 2012 primarily represents royalty income, partially offset by a premium paid on the repurchase and retirement of bonds. Other income for the thirty-nine weeks ended October 29, 2011 primarily represents lease termination gains related to the sale of leasehold interests and royalty income.

Sales increased by $130 million, or 9.3 percent, to $1,524 million for the thirteen weeks ended October 27, 2012, from $1,394 million for the thirteen weeks ended October 29, 2011. For the thirty-nine weeks ended October 27, 2012, sales of $4,469 million increased 8.4 percent from sales of $4,121 million for the comparable prior-year period of 2011. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week and thirty-nine week periods increased 11.0 percent and 10.4 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 10.2 percent and 9.9 percent for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

Gross margin, as a percentage of sales, increased by 60 basis points to 33.1 percent for the thirteen weeks ended October 27, 2012, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 27, 2012, gross margin, as a percentage of sales, increased by 100 basis points to 32.9 percent, as compared with the corresponding prior-year period.

For the thirteen weeks ended October 27, 2012, the occupancy and buyers’ salary expense rate decreased by 100 basis points, as a percentage of sales, as compared with the corresponding prior-year periods, reflecting improved occupancy leverage. Partially offsetting this improvement was a 30 basis point decrease in the merchandise margin rate due to higher markdowns, primarily in Europe, and the effect of lower initial markups. The additional markdowns in Europe were necessary to ensure that merchandise inventories remained current and in line with the sales trend. Additionally, 10 basis points of the decline is attributable to the effect of lower shipping and handling income as the Direct-to-Customers segment continued to provide free shipping offers to remain competitive with other Internet retailers. For the thirty-nine weeks ended October 27, 2012, the occupancy and buyers’ salary expense rate decreased by 110 basis points, as a percentage of sales, as compared with the corresponding prior-year period, reflecting improved leverage. The merchandise margin rate for the thirty-nine weeks ended October 27, 2012 decreased by 10 basis points from the corresponding prior-year period.

The effect of vendor allowances was not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 8.4 percent and 7.6 percent for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 10.2 percent and 9.8 percent for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 9.4 percent and 9.2 percent for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

For the thirteen weeks and thirty-nine weeks ended October 27, 2012, most divisions posted strong comparable-store sales gains. The strongest performers were Kids Foot Locker, Champs Sports and domestic Foot Locker. Foot Locker Europe’s comparable-store sales were essentially flat for the quarter and reflected a modest decline in the year-to-date period, primarily reflecting the macroeconomic conditions in that region. Total sales for Foot Locker Europe were higher than the corresponding prior-year periods for both the quarter and year-to-date periods as a result of new store openings. The total store count increased by 39 as compared with the corresponding prior-year period.

Lady Foot Locker’s total sales declined in the quarter partially due to lower store count, as management has continued to close underperforming locations. Comparable-store sales for Lady Foot Locker also decreased for the quarter; however, year-to-date comparable-store sales were essentially flat. Management has continued to review the women’s business and is developing and implementing various initiatives, such as expanded apparel offerings and a new store design, which is currently being tested in 14 locations. In November, the Company announced the introduction of a new banner, SIX:02, an elevated retail concept featuring top brands in fitness apparel and athletic footwear for women. The Company will open three stores in the fourth quarter. Management believes that these initiatives will improve the performance of the women’s category over time, as the tests are studied and the actions are refined across all stores.

The overall sales performance was very consistent for footwear, apparel, and accessories. Total footwear sales gains were led by the kids category, which had strong gains across all banners, and the basketball category which benefited from key marquee player shoes. Overall apparel sales increased in the low double-digits, reflecting strong domestic increases offset, in part, by a decline in Europe’s apparel sales.

Athletic Stores division profit for the thirteen weeks ended October 27, 2012 increased to $166 million, or 12.1 percent, as a percentage of sales, as compared with division profit of $119 million, or 9.4 percent, as a percentage of sales, for the thirteen weeks ended October 29, 2011. For the thirty-nine weeks ended October 27, 2012, division profit increased to $480 million, or 11.8 percent, as a percentage of sales, as compared with division profit of $360 million, or 9.5 percent, as a percentage of sales, for the thirty-nine weeks ended October 29, 2011. These increases were mainly attributable to improved sales, as well as a slightly improved gross margin rate driven by improved leverage of the fixed expenses within gross margin. Also contributing to the improvement was continued expense control.

Direct-to-Customers

Direct-to-Customers sales increased by 18.3 percent to $149 million for the thirteen weeks ended October 27, 2012, as compared with the corresponding prior-year period of $126 million. For the thirty-nine weeks ended October 27, 2012, sales increased by 17.5 percent to $409 million, as compared with the corresponding prior-year period of $348 million. These increases were primarily a result of the continued strong sales performance of the Company’s store banner websites and Eastbay, both of which benefited from improved and fresh product offerings. Additionally, we continue to invest in our websites, by providing entertaining, engaging content, as well as developing and optimizing the sites for smart phone and tablet use. The Company continues to experience the migration of catalog sales to internet sales; therefore, providing the breakdown between catalog and internet sales is no longer meaningful.

Direct-to-Customers division profit increased 50.0 percent to $18 million, and increased 46.9 percent to $47 million, for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, increased to 12.1 percent and 11.5 percent for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared with 9.5 percent and 9.2 percent, respectively, in the corresponding prior-year periods. These increases primarily reflect the improvement in sales. The results of CCS have been primarily adversely affected by the overall downturn of the skate market. The Company has refined its merchandise offerings as well as modified its catalogs to provide more content and product images, in an effort to improve the future results of this business. Management will monitor the results of this business during the fourth quarter, which may include an analysis of the recoverability of its intangible assets.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended October 27, 2012 increased by $3 million to $28 million from the corresponding prior-year period, primarily reflecting increased incentive compensation and higher professional fees. Corporate expense for the thirty-nine weeks ended October 27, 2012 was unchanged as compared with the corresponding prior-year period.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $319 million decreased by $1 million for the thirteen weeks ended October 27, 2012 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.9 percent for the thirteen weeks ended October 27, 2012, as compared with 23.0 percent in the corresponding prior-year period. For the thirty-nine weeks ended October 27, 2012, SG&A increased by $12 million, or 1.3 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.8 percent for the thirty-nine weeks ended October 27, 2012, as compared with 22.3 percent in the corresponding prior-year period.

Excluding the effect of foreign currency fluctuations, SG&A increased by $5 million and $32 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared with the corresponding prior-year periods. These increases principally represented increased variable costs to support sales, such as store wages and banking expenses. Variable costs, while higher than the prior year, were managed efficiently resulting in the decline in the SG&A rate. The improved leverage was achieved while also making incremental investments in marketing programs.

Depreciation and Amortization

Depreciation and amortization increased by $3 million for the thirteen weeks ended October 27, 2012 to $30 million, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 27, 2012, depreciation and amortization increased by $6 million to $88 million as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, primarily related to the euro, depreciation and amortization increased by $8 million for the thirty-nine weeks ended October 27, 2012, as compared with the corresponding prior-year period. The effect of foreign currency fluctuations was not significant for the thirteen weeks ended October 27, 2012. These changes reflect additional depreciation and amortization associated with increased capital spending on stores, information systems, digital technology enhancements, and other projects.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Interest expense	$3	$2	$8	$9
Interest income	(2)	(1)	(5)	(5)
Interest expense, net	$1	$1	$3	$4

The decrease in net interest expense for the thirty-nine weeks ended October 27, 2012, as compared with the corresponding prior-year period, primarily reflects lower expenses associated with the Company’s revolving credit facility, which was amended at the end of 2011 with lower annual fees.

Income Taxes

The Company recorded income tax provisions of $49 million and $156 million, which represent an effective tax rate of 31.7 percent and 34.8 percent, for the thirteen weeks and thirty-nine weeks ended October 27, 2012, respectively. For the thirteen weeks and thirty-nine weeks ended October 29, 2011, the Company recorded income tax provisions of $39 million and $115 million, which represent an effective tax rate of 37.3 percent and 36.9 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for the thirteen weeks ended October 27, 2012 included a tax reserve release of $9 million due to a foreign tax audit settlement. The effective tax rate for the thirty-nine weeks ended October 27, 2012 included tax benefits of $12 million related to tax reserve releases due to the settlements of federal, state, and foreign tax audit settlements. The effective tax rates for the thirteen weeks and thirty-nine weeks ended October 29, 2011 included tax reserve releases of $1 million due to the lapse of a foreign statute of limitations.

Changes in tax laws or tax rates are reflected on deferred tax assets and liabilities when enacted. The thirty-nine weeks ended October 27, 2012 included a tax benefit related to a Canadian provincial tax rate change that resulted in a $1 million increase in the value of the Company’s net deferred tax assets. The Company does not expect this change to have a significant effect on future periods.

Excluding the reserve releases and the Canadian provincial rate change, the effective tax rate for the thirteen weeks and thirty-nine weeks ended October 27, 2012 increased as compared with the corresponding prior-year periods, due primarily to a higher proportion of income earned in the United States, which bears a higher tax rate.

The Company currently expects the fourth quarter tax rate to be in the range of 37 to 38 percent and its full year tax rate to approximate 36 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

Reconciliation of Non-GAAP Measures

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. In 2009, the Company excluded from its non-GAAP results the effect of a Canadian provincial tax rate change that resulted in a $4 million reduction in the value of the Company’s deferred tax assets. In the second quarter of 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted share, to reflect the repeal of the last two stages of the Canadian provincial tax rate changes. In the third quarter of 2012, the Company also recorded a benefit of $9 million, or $0.06 per diluted share, to reflect the settlement of a foreign tax audit, which resulted in a reduction in tax reserves established in prior periods. Accordingly, consistent with prior periods, the Company has excluded these benefits to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

Net Income

For the thirteen weeks and thirty-nine weeks ended October 27, 2012, net income increased by $40 million or 60.6 percent and $96 million or 48.7 percent, respectively, as compared with the corresponding prior-year periods. Presented below are GAAP and non-GAAP results, as more fully described above.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27,	October 29,	October 27,	October 29,
(in millions)	2012	2011	2012	2011
Net income	$106	$66	$293	$197
Diluted EPS	$0.69	$0.43	$1.90	$1.27

Net income (non-GAAP)	$97	$66	$283	$197
Diluted EPS (non-GAAP)	$0.63	$0.43	$1.83	$1.27

The improved performance represented a 38.5 percent and 39.4 percent flow-through of increased sales to pre-tax income for the third quarter and year-to-date periods of 2012, respectively, reflecting leveraging of fixed costs and effectively controlling operating expenses.

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

Operating Activities

Net cash provided by operating activities was $259 million and $265 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. Net cash provided by operating cash flows for the thirty-nine weeks ended October 27, 2012 reflects higher net income, offset by higher income tax payments as compared with the prior year. The corresponding prior-year period reflected the receipt of a $46 million IRS income tax refund resulting from a loss carryback.

Investing Activities

Net cash used in investing activities was $170 million and $111 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, reflecting the Company’s net purchases of $50 million of short-term investments as well as capital expenditures. The Company’s current full year forecast for capital expenditures is $163 million, of which $126 million relates to the modernizations of existing stores and new store openings and $37 million for the development of information systems and infrastructure. For the full year of 2012, the Company expects to open 84 new stores and to modernize 198 stores. Capital expenditures for the thirty-nine weeks ended October 27, 2012 also includes $8 million to purchase land and buildings from the Company’s U.S. pension trust.

Financing Activities

Net cash used in financing activities was $129 million and $157 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. During the thirty-nine weeks ended October 27, 2012, the Company repurchased and retired $2 million of its 8.5 percent debentures payable in 2022. Additionally in 2012, the Company repurchased 2,961,161 shares of its common stock for $94 million, as compared with $97 million purchased during the corresponding prior-year period. The Company declared and paid dividends during the first three quarters of 2012 and 2011 of $82 million and $76 million, respectively. This represents a quarterly rate of $0.18 and $0.165 per share for 2012 and 2011, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $40 million and $13 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $9 million as a financing activity during the thirty-nine week period ended October 27, 2012 as compared with $3 million in the corresponding prior-year period, primarily reflecting higher stock option exercises in the current year.

Credit Rating

On October 17, 2012, Standard and Poor’s raised the Company’s corporate credit rating to BB+ from BB.

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

During the second quarter of 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 27, 2012 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 27, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including the Pereira consolidated cases, Hill, Cortes, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 27, 2012.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
July 29, 2012 through August 25, 2012	25,000	$34.07	25,000	$334,560,389
August 26, 2012 through September 29, 2012	372,800	$35.49	372,800	$321,330,131
September 30, 2012 through October 27, 2012	443,100	$35.19	443,100	$305,735,784
	840,900	$35.29	840,900

(1)	The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February, 14, 2012, the Company’s Board of Directors approved a new 3-year, $400 million share repurchase program extending through January 2015.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: December 5, 2012	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q

AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in
Item 601	Description
12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.

101	Interactive Data Files.

