Form 10-K
period 2013-02-02
FOOT LOCKER INC
filed 2013-04-01
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 18, 2013:	150,129,128
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 27, 2012, was approximately:	$4,025,401,193*
*	For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2013: Parts III and IV.

PART I

Item 1.	Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,335 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of February 2, 2013. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

The Company and its consolidated subsidiaries had 13,356 full-time and 27,283 part-time employees at February 2, 2013. The Company considers employee relations to be satisfactory.

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

Our inability to implement our strategic long range plan may adversely affect our future results.

Our ability to successfully implement and execute our long range plan is dependent on many factors. Our strategies may require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store design, competition, product differentiation, and the ability to attract and retain qualified personnel. If we cannot successfully execute our strategic growth initiatives or if the long range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected.

The businesses in which we operate are highly competitive.

The retail athletic footwear and apparel business is highly competitive with relatively low barriers to entry. Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores and superstores, department stores, discount stores, traditional shoe stores, and mass merchandisers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, reputation, store location, price, quality, advertising, and customer service. Our success also depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell merchandise via the Internet, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results. In addition, all of our significant vendors distribute products directly through the Internet and others may follow. Some vendors operate retail stores and some have indicated that further retail stores and venues will open. Should this continue to occur, and if our customers decide to purchase directly from our vendors, it could have a material adverse effect on our business, financial condition, and results of operations.

The industry in which we operate is dependent upon fashion trends, customer preferences, and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. A substantial portion of our highest margin sales are to young males (ages 12 – 25), many of whom we believe purchase athletic footwear and athletic and licensed apparel as a fashion statement and are frequent purchasers. Any shift in fashion trends that would make athletic footwear or athletic and licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is dependent to a significant degree upon our ability to obtain exclusive product and the ability to purchase brand-name merchandise at competitive prices from a limited number of vendors. In addition, our vendors provide volume discounts, cooperative advertising, and markdown allowances, as well as the ability to negotiate returns of excess or unneeded merchandise. We cannot be certain that such assistance from our vendors will continue in the future.

The Company purchased approximately 86 percent of its merchandise in 2012 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 65 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 48 to 77 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our vendors will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future.

These risks could have a material adverse effect on our business, financial condition, and results of operations.

We depend on mall traffic and our ability to secure suitable store locations.

Our stores in the United States and Canada are located primarily in enclosed regional and neighborhood malls. Our sales are dependent, in part, on the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, or public health concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by the overall poor economic conditions as well as the closure of certain mall anchor tenants.

Several large landlords dominate the ownership of prime malls, particularly in the United States and Canada, and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of their financial condition or our relationships with these landlords would negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

We may experience fluctuations in and cyclicality of our comparable-store sales results.

Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, the highly competitive retail store sales environment, economic conditions, timing of promotional events, changes in our merchandise mix, calendar shifts of holiday periods, and weather conditions. Many of our products, particularly high-end athletic footwear and athletic and licensed apparel, represent discretionary purchases. Accordingly, customer demand for these products could decline in a recession or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Our operations may be adversely affected by economic or political conditions in other countries.

A significant portion of our sales and operating income for 2012 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as foreign customer preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States.

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

Fluctuations in the value of the euro may affect the value of our European earnings when translated into U.S. dollars. Although we enter into forward foreign exchange contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the foreign currencies relative to the U.S. dollar.

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related impact on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit, and lower home prices. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting reductions to their discretionary purchasing behavior. These and other economic factors could adversely affect demand for our products and services and our financial condition and operating results.

Instability in the financial markets may adversely affect our business.

Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. Although we currently have a revolving credit agreement in place until January 27, 2017 and do not have any borrowings under it (other than amounts used for standby letters of credit), tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Additionally, our borrowing costs can be affected by independent rating agencies’ ratings, which are based largely on our performance as measured by credit metrics, including lease-adjusted leverage ratios.

We rely on a few key vendors for a majority of our merchandise purchases (including a significant portion from one key vendor). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise to us. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At February 2, 2013, our cash, cash equivalents, and short-term investments totaled $928 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of February 2, 2013, we had $543 million of cash and cash equivalents held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 2, 2013, almost all of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $585 million at February 2, 2013. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. We determine fair value based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our strategic long-range plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

Our financial results may be adversely affected by tax rates or exposure to additional tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax results by tax jurisdiction, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits.

A substantial portion of our cash and investments is invested outside of the U.S. As we plan to permanently reinvest our foreign earnings outside the U.S., in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recent proposals to reform U.S. tax rules may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, which could adversely affect our effective tax rate. Any of these changes could have an adverse effect on our results of operations and financial condition.

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

Manufacturer compliance with our social compliance program requirements.

We require our independent manufacturers to comply with our policies and procedures, which cover many areas including labor, health and safety and environmental standards. We monitor compliance with our policies and procedures using internal resources, as well as third-party monitoring firms. Although we monitor their compliance with these policies and procedures, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our policies and procedures or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternate manufacturing sources, reduce demand for our merchandise, or damage our reputation.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate four distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the U.S., Canada, Australia, and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

Our business involves the storage and transmission of customers’ personal information, such as consumer preferences and credit card information. We invest in industry-standard security technology to protect the Company’s data and business processes against the risk of data security breaches and cyber-attacks. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective, and any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses to an extent, such insurance may be insufficient to compensate us for potentially significant losses.

Risks associated with digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation and legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

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

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly affect the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. In 2011, the National Labor Relations Board’s definition of a bargaining unit changed, making it possible for smaller groups of employees to organize labor unions. Furthermore, recent regulations may streamline the election process, shortening the time between the filing of a petition and an election being held. These regulations and recent decisions could impose more labor relations requirements and union activity on our business conducted in the United States, thereby potentially increasing our costs, which could negatively affect our profitability.

Health care reform could adversely affect our business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation and the large number of eligible employees who currently choose not to participate in our plans, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Eligible employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective in 2014. Such changes include tax penalties to persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible for healthcare coverage under an employer's plan. If a large number of current eligible employees, who currently choose not to participate in our plans, choose to enroll when, or after, the law becomes effective, it may significantly increase our healthcare coverage costs and negatively affect our financial results.

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

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2012 were approximately 12.32 and 7.26 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates four distribution centers, of which two are owned and two are leased, occupying an aggregate of 2.5 million square feet. Three of the four distribution centers are located in the United States and one is in the Netherlands. We also own a cross-dock facility and operate a leased manufacturing facility in the U.S., both of which we operate in support of our Team Edition apparel business.

Item 3.	Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of April 1, 2013, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Ken C. Hicks
Executive Vice President and Chief Operating Officer	Richard A. Johnson
Executive Vice President — Operations Support	Robert W. McHugh
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Information Officer	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President — Human Resources	Laurie J. Petrucci
Vice President, Treasurer and Investor Relations	John A. Maurer

Ken C. Hicks, age 60, has served as Chairman of the Board since January 31, 2010 and President and Chief Executive Officer since August 17, 2009. Mr. Hicks served as President and Chief Merchandising Officer of J.C. Penney Company, Inc. (“JC Penney”) from 2005 through 2009. He was President and Chief Operating Officer of Stores and Merchandise Operations of JC Penney from 2002 through 2004, and he served as President of Payless ShoeSource, Inc. from 1999 to 2002. Mr. Hicks is also a director of Avery Dennison Corporation.

Richard A. Johnson, age 55, has served as Executive Vice President and Chief Operating Officer since May 16, 2012. He served as Executive Vice President and Group President from July 2011 to May 15, 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007. Mr. Johnson is a director of Maidenform Brands, Inc.

Robert W. McHugh, age 54, has served as Executive Vice President — Operations Support since July 2011. He served as Executive Vice President and Chief Financial Officer from May 2009 to July 2011; and Senior Vice President and Chief Financial Officer from November 2005 through April 2009.

Lauren B. Peters, age 51, has served as Executive Vice President and Chief Financial Officer since July 2011. She served as Senior Vice President — Strategic Planning from April 2002 to July 2011.

Gary M. Bahler, age 61, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 57, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 58, has served as Senior Vice President and Chief Information Officer since February 2011. He served as Senior Vice President, Chief Information Officer and Investor Relations from September 2006 to February 2011; and as Vice President — Investor Relations and Treasurer from October 2001 to September 2006.

Giovanna Cipriano, age 43, has served as Senior Vice President and Chief Accounting Officer since May 2009. Ms. Cipriano served as Vice President and Chief Accounting Officer from November 2005 through April 2009.

Laurie J. Petrucci, age 54, has served as Senior Vice President — Human Resources since May 2001.

John A. Maurer, age 53, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011. He served as Divisional Vice President and Assistant Treasurer from April 2006 to September 2006.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 2, 2013, the Company had 17,047 shareholders of record owning 150,069,929 common shares.

The following table provides, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2012		2011
	High	Low	High	Low
1st Quarter	$32.27	$26.00	$22.03	$17.21
2nd Quarter	34.00	27.86	25.50	21.00
3rd Quarter	37.65	32.51	23.02	16.66
4th Quarter	36.09	31.07	26.82	20.82

During each of the quarters of 2012 the Company declared a dividend of $0.18 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow projections. On February 20, 2013, the Board of Directors declared a quarterly dividend of $0.20 per share to be paid on May 3, 2013. This dividend represents an 11 percent increase over the Company’s previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
Oct. 28, 2012 – Nov. 24, 2012	—	—	—	$305,735,784
Nov. 25, 2012 – Dec. 29, 2012	1,039,000	$33.68	1,039,000	$270,737,739
Dec. 30, 2012 – Feb. 2, 2013	—	—	—	$270,737,739
	1,039,000	$33.68	1,039,000	$270,739,739

(1)	These columns also reflect shares purchased in connection with stock swaps. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 14, 2012, the Company’s Board of Directors approved a 3-year, $400 million share repurchase program extending through January 2015. Through February 2, 2013, 4.0 million shares of common stock were purchased under this program, for an aggregate cost of $129 million.

On February 20, 2013, the Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016, replacing the Company’s previous $400 million program which terminated on that date.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell Midcap Index.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Indexed Share Price Performance

	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
Foot Locker, Inc.	$100.00	$52.80	$80.99	$127.47	$189.67	$247.92
S&P 400 Retailing Index	$100.00	$58.94	$102.23	$144.76	$174.61	$213.90
Russell Midcap Index	$100.00	$55.58	$79.89	$103.28	$105.52	$122.85

Item 6.	Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2012(1)	2011	2010	2009	2008
Summary of Continuing Operations
Sales	$6,182	5,623	5,049	4,854	5,237
Gross margin	2,034	1,796	1,516	1,332	1,460
Selling, general and administrative expenses	1,294	1,244	1,138	1,099	1,174
Impairment and other charges	12	5	10	41	259
Depreciation and amortization	118	110	106	112	130
Interest expense, net	5	6	9	10	5
Other income	(2)	(4)	(4)	(3)	(8)
Income (loss) from continuing operations, after-tax	397	278	169	47	(79)
Per Common Share Data
Basic earnings	2.62	1.81	1.08	0.30	(0.52)
Diluted earnings	2.58	1.80	1.07	0.30	(0.52)
Common stock dividends declared per share	0.72	0.66	0.60	0.60	0.60
Weighted-average Common Shares Outstanding
Basic earnings	151.2	153.0	155.7	156.0	154.0
Diluted earnings	154.0	154.4	156.7	156.3	154.0
Financial Condition
Cash, cash equivalents, and short-term investments	$928	851	696	589	408
Merchandise inventories	1,167	1,069	1,059	1,037	1,120
Property and equipment, net	490	427	386	387	432
Total assets	3,367	3,050	2,896	2,816	2,877
Long-term debt	133	135	137	138	142
Total shareholders’ equity	2,377	2,110	2,025	1,948	1,924
Financial Ratios
Sales per average gross square foot(2)	$443	406	360	333	350
Earnings before interest and taxes (EBIT)(3)	612	441	266	83	(95)
EBIT margin(3)	9.9%	7.8	5.3	1.7	(1.8)
Net income margin(3)	6.4%	4.9	3.3	1.0	(1.5)
Return on assets (ROA)	12.4%	9.4	5.9	1.7	(2.6)
Return on invested capital (ROIC)(4)	14.2%	11.8	8.3	5.3	5.4
Net debt capitalization percent(5)	37.2%	36.0	39.0	43.0	46.7
Current ratio	3.7	3.8	4.0	4.1	4.2
Other Data
Capital expenditures	$163	152	97	89	146
Number of stores at year end	3,335	3,369	3,426	3,500	3,641
Total selling square footage at year end (in millions)	7.26	7.38	7.54	7.74	8.09
Total gross square footage at year end (in millions)	12.32	12.45	12.64	12.96	13.50

(1)	2012 represents the 53 weeks ended February 2, 2013.
(2)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in affect for such year. The 2012 amount has been calculated excluding the sales of the 53rd week.
(3)	Calculated using results from continuing operations.
(4)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Measures” for additional information and calculation.
(5)	Represents total debt, net of cash, cash equivalents, and short-term investments. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, and CCS. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc. and CCS, which sell to customers through their Internet websites, mobile devices, and catalogs.

The Foot Locker brand is one of the most widely recognized names in the markets in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, such as Lady Foot Locker, Footaction and Kids Foot Locker, as well as Footlocker.com, its direct-to-customers business. Through various marketing channels, including broadcast, digital, print, and various sports sponsorships and events, the Company reinforces its image with a consistent message- namely, that it is the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
	January 28, 2012	Opened	Closed	February 2, 2013	Relocations/Remodels	(in thousands)
						Selling	Gross
Foot Locker US	1,118	9	55	1,072	58	2,515	4,311
Foot Locker Europe	561	39	10	590	41	808	1,770
Foot Locker Canada	129	2	2	129	9	264	406
Foot Locker Asia Pacific	91	3	2	92	5	128	206
Lady Foot Locker	331	1	29	303	17	398	685
Kids Foot Locker	291	18	4	305	13	421	727
Footaction	292	1	10	283	18	817	1,299
Champs Sports	534	12	7	539	37	1,876	2,861
CCS	22	—	—	22	—	34	51
Total	3,369	85	119	3,335	198	7,261	12,316

Athletic Stores

The Company operates 3,335 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — “Sneaker Central” — Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletically-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Additionally, we operate 65 House of Hoops, primarily a shop-in-shop concept, which sells premier basketball inspired products. Foot Locker’s 1,883 stores are located in 23 countries including 1,072 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 129 in Canada, 590 in Europe, and a combined 92 in Australia and New Zealand. The domestic stores have an average of 2,300 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker — “The Place for Her” — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel, and accessories for active women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of apparel designed for a variety of activities, including running, walking, training, and fitness. In November 2012, the Company announced the introduction of a new banner named “SIX:02.” This new banner is an elevated retail concept featuring top brands in fitness apparel and athletic footwear for women. Lady Foot Locker and SIX:02 operate 300 and 3 stores, respectively, and are located in the United States, Puerto Rico, and the U.S. Virgin Islands. These stores have an average of 1,300 selling square feet.

Kids Foot Locker — “Where Kids Come First” — Kids Foot Locker is a national children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 305 stores are located in the United States, Puerto Rico, the U.S. Virgin Islands, Europe, and Canada. These stores have an average of 1,400 selling square feet.

Footaction — “Head-to-Toe Sport Inspired Style” — Footaction is a national athletic footwear and apparel retailer. The primary customer is a confident, influential young male who is driven by style and is always thoughtful about his look. Its 283 stores are located throughout the United States and Puerto Rico and focus on marquee footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to differentiate itself from other mall-based stores by presenting complete head-to-toe merchandising stories representing the most powerful athletic brands, sports teams, and athletes in North America. Its 539 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,500 selling square feet.

CCS —  As of February 2, 2013, we operated 22 stores in the United States. During the first quarter of 2013, we expect to close all the locations. The CCS brand will be operated solely as an ecommerce business.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamservices.com, ccs.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, and champssports.com).

Eastbay — “First Choice for Athletes” —  Eastbay is among the largest direct marketers in the United States, providing the high school athlete with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise.

CCS — “We are Board Culture” —  In 2008, the Company purchased CCS, an Internet and catalog retailer of skateboard equipment, apparel, footwear, and accessories. CCS serves the needs of the 12-20 year old seeking an authentic board lifestyle shop. CCS is anchored in skate but appealing to the surrounding board culture. The CCS format offers board lifestyle merchandise that will fit the needs of the customer all year long and stocks the best selection of both core and lifestyle brands. The retail store operations of CCS are included in the Athletic Stores segment.

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

A total of 42 franchised stores were operating at February 2, 2013. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for 2012 as compared with prior years and is useful in assessing the Company’s progress in achieving its long-term financial objectives.

The 2012 results represent the 53 weeks ended February 2, 2013 as compared with 52 weeks in the 2011 and 2010 reporting years.

The following represents a reconciliation of the non-GAAP measures discussed throughout the Overview of Consolidated Results:

	2012	2011	2010
	(in millions, except per share amounts)
Sales:
Sales	$6,182	$5,623	$5,049
53rd week	81	—	—
Sales excluding 53rd week (non-GAAP)	$6,101	$5,623	$5,049
Pre-tax income:
Income before income taxes	$607	$435	$257
Pre-tax amounts excluded from GAAP:
53rd week	(22)	—	—
Impairment charges	12	5	10
Money market realized gain – recorded within other income	—	—	(2)
Total pre-tax amounts excluded	(10)	5	8
Income before income taxes (non-GAAP)	$597	$440	$265
Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$607	$435	$257
Interest expense, net	5	6	9
EBIT	$612	$441	$266
Income before income taxes (non-GAAP)	$597	$440	$265
Interest expense, net	5	6	9
EBIT (non-GAAP)	$602	$446	$274
EBIT margin %	9.9%	7.8%	5.3%
EBIT margin % (non-GAAP)	9.9%	7.9%	5.4%
After-tax income:
Net income	$397	$278	$169
After-tax amounts excluded from GAAP:
53rd week	(14)	—	—
Impairment charges	7	3	4
Settlement of a foreign tax audit	(9)	—	—
Canadian tax rate changes	(1)	—	—
Net income (non-GAAP)	$380	$281	$173
Net income margin %	6.4%	4.9%	3.3%
Net income margin % (non-GAAP)	6.2%	5.0%	3.4%
Diluted earnings per share:
Net income	$2.58	$1.80	$1.07
53rd week	(0.09)	—	—
Impairment charges	0.05	0.02	0.04
Settlement of a foreign tax audit	(0.06)	—	—
Canadian tax rate changes	(0.01)	—	—
Money-market realized gain	—	—	(0.01)
Net income (non-GAAP)	$2.47	$1.82	$1.10

The Company estimates the tax effect of the non-GAAP adjustments by applying its effective tax rate to each of the respective items. The money-market gain recorded in 2010 with respect to The Reserve International Liquidity Fund, Ltd. was recorded with no tax expense due to the fact that the entity that held the investment has a zero statutory tax rate.

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

The closest GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA increased to 12.4 percent as compared with 9.4 percent in the prior year reflecting the Company’s overall performance in 2012.

	2012	2011	2010
ROA(1)	12.4%	9.4%	5.9%
ROIC % (non-GAAP)(2)	14.2%	11.8%	8.3%

(1)	Represents net income of $397 million, $278 million, and $169 million divided by average total assets of $3,209 million, $2,973 million, and $2,856 million for 2012, 2011, and 2010, respectively.
(2)	See below for the calculation of ROIC.

	2012	2011	2010
	(in millions)
EBIT (non-GAAP)	$602	$446	$274
+ Rent expense	560	544	522
- Estimated depreciation on capitalized operating leases(3)	(409)	(389)	(366)
Net operating profit	753	601	430
- Adjusted income tax expense(4)	(274)	(218)	(153)
= Adjusted return after taxes	$479	$383	$277
Average total assets	$3,209	$2,973	$2,856
- Average cash, cash equivalents and short-term investments	(890)	(774)	(642)
- Average non-interest bearing current liabilities	(592)	(519)	(461)
- Average merchandise inventories	(1,118)	(1,064)	(1,048)
+ Average estimated asset base of capitalized operating leases(3)	1,552	1,429	1,443
+ 13-month average merchandise inventories	1,200	1,192	1,177
= Average invested capital	$3,361	$3,237	$3,325
ROIC %	14.2%	11.8%	8.3%
(3)	The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased.
(4)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

Overview of Consolidated Results

In March 2012, the Company updated its long-range plan and updated the long-term financial objectives in light of our progress in achieving the original objectives established in 2010. Our results and long-term objectives are presented below:

	2012	2011	2010	Long-term Objectives
Sales (in millions)(1)	$6,101	$5,623	$5,049	$7,500
Sales per gross square foot	$443	$406	360	$500
EBIT margin(1)	9.9%	7.9%	5.4%	11.0%
Net income margin(1)	6.2%	5.0%	3.4%	7.0%
ROIC(1)	14.2%	11.8%	8.3%	14.0%

(1)	Represents non-GAAP results for all periods presented.

Excluding the results of the 53rd week, highlights of our 2012 financial performance include:

•	Sales and comparable-store sales, as noted in the table below, both increased reflecting the continued success of our strategic plan, coupled with the favorable athletic trend. Sales continued to benefit from new exciting assortments across various product lines.

	2012	2011	2010
Sales increase	8.5%	11.4%	4.0%
Comparable-store sales increase	9.4%	9.8%	5.8%
•	Gross margin, as a percentage of sales, increased 90 basis points to 32.8 percent in 2012. Our occupancy and buyers’ compensation expenses improved by 90 basis points for the same period reflecting improved leverage on higher sales. In addition, our merchandise margin rate improved by 10 basis points. These improvements were offset by a 10 basis point reduction associated with shipping and handling.
•	SG&A expenses were 21.0 percent of sales, an improvement of 110 basis points as compared with the prior year, as we carefully managed expenses.
•	Net income was $380 million or $2.47 diluted earnings per share, an increase of 35.7 percent from the prior-year period.

The following represents a summary of the activity for the 53 week period ended February 2, 2013:

•	Cash, cash equivalents, and short-term investments at February 2, 2013 were $928 million, representing an increase of $77 million.
•	Cash flow provided from operations was $416 million, representing a decrease of $81 million as compared with the prior year. This decrease was primarily driven by an increase in merchandise inventories, which was planned in order to support sales for early February, which is typically a strong period for us.
•	Capital expenditures during 2012 totaled $163 million and were primarily directed to the remodeling or relocation of 198 stores, the build-out of 85 new stores, and continued improvements to the features and functionality of our websites, enhancing the cross-channel experience.
•	Dividends totaling $109 million were declared and paid during 2012, returning significant value to our shareholders.
•	A total of $129 million, or 4.0 million shares, were repurchased as part of our previously-announced share repurchase program. On February 20, 2013, we announced a new 3-year, $600 million share repurchase program, extending through January 2016.
•	ROIC increased to 14.2 percent, reflecting productivity improvements and a disciplined approach to capital spending.

The following table represents a summary of sales and operating results, reconciled to income before income taxes:

	2012	2011	2010
	(in millions)
Sales
Athletic Stores	$5,568	$5,110	$4,617
Direct-to-Customers	614	513	432
	$6,182	$5,623	$5,049
Operating Results
Athletic Stores(1)	$653	$495	$329
Direct-to-Customers(2)	65	45	30
	718	540	359
Restructuring charge(3)	—	(1)	—
Division profit	718	539	359
Less: Corporate expense	108	102	97
Operating profit	610	437	262
Other income(4)	2	4	4
Earnings before interest expense and income taxes	612	441	266
Interest expense, net	5	6	9
Income before income taxes	$607	$435	$257

(1)	The results for 2012 include a non-cash impairment charge of $5 million to write down long-lived assets of the CCS stores as a result of the Company’s decision to close the stores during the first quarter of 2013.
(2)	Included in the results for 2012, 2011, and 2010 are non-cash impairment charges of $7 million, $5 million, and $10 million, respectively, to write down the CCS tradename intangible asset.
(3)	In 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses.
(4)	Other income includes non-operating items such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Included in the year ended January 29, 2011 is a $2 million gain to reflect the Company’s settlement of its money-market investment in The Reserve International Liquidity Fund.

Sales

All references to comparable-store sales for a given period relate to sales from stores (including sales from stores that have been relocated or remodeled during the relevant periods) that are open at the period-end, that have been open for more than one year, and sales from the Direct-to-Customers segment. Computations exclude the effect of foreign currency fluctuations. Stores opened and closed during the period are not included. Comparable-store sales for 2012 do not include the sales from the 53rd week of 2012.

Sales of $6,182 million in 2012 increased by 9.9 percent from sales of $5,623 million in 2011. Results for 2012 include the effect of the 53rd week, which represented sales of $81 million. Excluding the effect of foreign currency fluctuations, sales increased 11.4 percent as compared with 2011. Comparable-store sales increased by 9.4 percent, which was primarily driven by higher footwear sales. Footwear sales represented 76 percent of total sales. Apparel and accessories sales, also increased during 2012 and represented 24 percent of total sales.

Sales in 2011 increased to $5,623 million, or by 11.4 percent as compared with 2010. Excluding the effect of foreign currency fluctuations, sales increased 9.7 percent as compared with 2010. Comparable-store sales increased by 9.8 percent. This increase primarily reflected higher footwear sales. Apparel and accessories sales also increased, which represented approximately 24 percent of sales, reflecting a modest increase over the corresponding prior-year period of 23 percent.

Gross Margin

Gross margin as a percentage of sales was 32.9 percent in 2012, representing an increase of 100 basis points as compared with the prior year. The increase in the gross margin rate included a decrease of 110 basis points in the occupancy and buyers’ compensation expense rate reflecting improved leverage on largely fixed costs, offset by an increase in the cost of merchandise of 10 basis points. The decline in the merchandise margin rate primarily reflects the effect of lower initial markups, higher markdowns in Europe, and the effect of lower shipping and handling income. The markdowns in Europe were necessary to ensure that merchandise inventories remained current and in line with sales trend. The Direct-to-Customers segment continued to provide free shipping offers to remain competitive with other Internet retailers. Vendor allowances had no effect on the gross margin rate, as compared with the prior year. Excluding the effect of the 53rd week in 2012, gross margin increased by 90 basis points as compared with 2011.

Gross margin as a percentage of sales was 31.9 percent in 2011, increasing by 190 basis points as compared with 2010. This increase reflected a decrease of 120 basis points in the occupancy and buyers’ compensation expense rate reflecting improved leverage on largely fixed costs and a 70 basis points improvement in the merchandise margin rate as the Company was less promotional during 2011. Our inventory position had improved in 2011, both in terms of the overall levels of inventory and its quality. This improvement, along with better merchandise allocations, is primarily the result of ongoing initiatives to improve our inventory productivity, which contributes to our ability to be less promotional. The effect of vendor allowances, as compared with the prior year, contributed 10 basis points to this improvement.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $50 million, or 4.0 percent, to $1,294 million in 2012, as compared with 2011. SG&A as a percentage of sales decreased to 20.9 percent as compared with 22.1 percent in 2011. Excluding the effect of foreign currency fluctuations, SG&A increased by $69 million. This increase reflects the effect of the 53rd week, which contributed $13 million in additional expenses, as well as higher variable expenses to support sales, such as store wages and banking expenses. The Company also increased its marketing and advertising spending by $8 million during 2012 in order to support the Company’s strategic objective of differentiating its formats.

SG&A expenses increased by $106 million, or 9.3 percent, to $1,244 million in 2011, as compared with prior year. SG&A as a percentage of sales decreased to 22.1 percent as compared with 22.5 percent in 2010. Excluding the effect of foreign currency fluctuations in 2011, SG&A increased by $86 million. This increase primarily reflected higher variable expenses to support sales, such as store wages and banking expenses, and $25 million of increased marketing and advertising spending.

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $13 million, $11 million, and $12 million in 2012, 2011, and 2010, respectively.

Corporate expense increased by $6 million to $108 million in 2012 as compared with 2011. The increase represents increased depreciation and amortization of $2 million, $2 million of increased share-based compensation expense, and a charge of $4 million related to litigation, offset, in part, by expense savings in other corporate areas. The effect of the 53rd week on corporate expense was not significant.

Corporate expense increased by $5 million to $102 million in 2011 as compared with 2010. The increase primarily represents higher share-based compensation expense and miscellaneous professional fees.

Depreciation and Amortization

	2012	2011	2010
	(in millions)
Depreciation expense	$118	$110	$106
Percentage increase (decrease)	7.3%	3.8%	(5.4)%

Excluding the effect of foreign currency fluctuations, depreciation and amortization expense for 2012 increased by $10 million or by 9.1 percent as compared with 2011. The increases in both 2012 and 2011 reflect increased capital spending.

Interest Expense, Net

	2012	2011	2010
	(in millions)
Interest expense	$11	$13	$14
Interest income	(6)	(7)	(5)
Interest expense, net	$5	$6	$9
Weighted-average interest rate (excluding fees)	7.6%	7.6%	7.6%

The overall reduction in net interest expense in 2012 as compared with 2011 primarily reflected lower expenses associated with the Company’s revolving credit facility, which was amended at the end of 2011 with lower annual fees.

The overall reduction in net interest expense in 2011 as compared with 2010 primarily reflected increased income earned on higher cash and cash equivalent balances.

The Company did not have any short-term borrowings for any of the periods presented.

Income Taxes

The effective tax rate for 2012 was 34.6 percent, as compared with 36.0 percent in 2011. The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the reserves for unrecognized tax benefits may be adjusted as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the third quarter of 2012, the Company settled one of its foreign tax audits resulting in a reserve release of $9 million. The effective tax rate for 2012 also includes other reserve releases totaling $4 million due to audit settlements and lapses of statutes of limitations primarily in foreign jurisdictions. Additionally, included in 2012 are one-time benefits totaling $4 million, representing foreign tax law changes of $2 million, additional U.S. tax credits of $1 million, and a $1 million benefit related to a Canadian provincial tax rate change that increased the value of the Company’s net deferred tax assets. Excluding these items, as well as the prior-year adjustments discussed below, the effective tax rate increased primarily due to the higher proportion of income earned in the United States, which bears a higher tax rate.

The effective tax rate for 2011 was 36.0 percent, as compared with 34.3 percent in 2010. The effective tax rate for 2011 includes reserve releases of $3 million due to audit settlements and lapses of statutes of limitations, as well as other true-up adjustments. Also, the 2010 effective rate included a benefit of $7 million from a favorable tax settlement offset, in part, by a $4 million charge to correct the taxes included in accumulated other comprehensive loss. Excluding these items, the effective tax rate increased primarily due to the higher proportion of income earned in higher tax jurisdictions in 2011.

Segment Information

The Company’s two reportable segments, Athletic Stores and Direct-to-Customers, are based on its method of internal reporting. The Company evaluates performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

Athletic Stores

	2012	2011	2010
	(in millions)
Sales	$5,568	$5,110	$4,617
Division profit	$653	$495	$329
Division profit margin	11.7%	9.7%	7.1%

2012 compared with 2011

Athletic Stores sales of $5,568 million increased 9.0 percent in 2012. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 10.6 percent in 2012. Comparable-store sales increased by 8.5 percent. Most divisions within this segment experienced strong increases as compared with the prior year, led by Champs Sports and domestic Foot Locker. Foot Locker Europe had a modest comparable-store sales decline for the year reflecting the macroeconomic conditions in that region. Lady Foot Locker’s sales declined in 2012 reflecting losses from certain classic and lifestyle footwear, partially offset by an increase in performance footwear. Additionally, Lady Foot Locker operated 29 fewer stores as management has continued to focus on closing underperforming stores. Comparable-store sales for the division were down slightly for the year. Management has continued to review the women’s business and has implemented various initiatives intended to improve future performance, such as transitioning merchandise assortments to target the active, performance-oriented woman and a new store design, which is currently being tested in 14 Lady Foot Locker locations. During 2012, the Company introduced a new banner, SIX:02, an elevated retail concept featuring top brands in fitness apparel and athletic footwear for women. The Company opened 3 SIX:02 stores during the fourth quarter of 2012 and plans to open 4 additional stores in 2013. Management currently believes that these initiatives will improve the performance of the women’s category over time, as the tests are studied and the actions are refined across all stores. In total, all categories, footwear, apparel and accessories, increased during 2012. Within the footwear, the highest percentage increase came from our kids’ category, which had strong gains across all banners, supported by the “Go Big” marketing campaign. Footwear sales increased in our largest category, basketball, which benefitted from key marquee player shoes. Despite the overall decline in Lady Foot Locker sales, our overall women’s business modestly increased, as some of those customers found appealing product in our other banners. Apparel sales reflected strength in domestic sales, partially offset by a slight decline in Europe’s apparel sales.

Athletic Stores reported a division profit of $653 million in 2012 as compared with $495 million in 2011, an increase of $158 million. During the fourth quarter of 2012 an impairment charge of $5 million was recorded to write down long-lived assets of the CCS stores, as a result of the Company’s decision to close these stores during the first quarter of 2013. Foreign currency fluctuations negatively affected division profit by approximately $9 million as compared with the corresponding prior-year period. Division profit increased primarily as a result of strong sales and an improved gross margin rate driven by improved leverage of the fixed expenses within gross margin, contributing to an overall profit flow-through of 34.5 percent.

2011 compared with 2010

Athletic Stores sales of $5,110 million increased 10.7 percent in 2011, as compared with $4,617 million in 2010. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 8.9 percent in 2011. Comparable-store sales also increased 8.9 percent as compared with the prior year. The majority of the increase represented increased footwear sales reflecting the continued success of key styles of technical, light-weight running, and basketball footwear. Apparel sales continued to benefit from offerings that coordinated with key footwear styles. All formats within this segment experienced significant increases in sales as compared with the prior year, except for Lady Foot Locker. While Foot Locker Europe’s comparable-stores sales were positive for the fourth quarter and full-year of 2011, sales were negatively affected by the economic conditions. Lady Foot Locker’s sales declined in 2011, principally due to operating 47 fewer stores. This was coupled with a decline in toning footwear sales, which negatively affected the results in the first part of the year.

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

Direct-to-Customers

	2012	2011	2010
	(in millions)
Sales	$614	$513	$432
Division profit	$65	$45	$30
Division profit margin	10.6%	8.8%	6.9%

2012 compared with 2011

Direct-to-Customers sales increased 19.7 percent to $614 million in 2012, as compared with $513 million in 2011. On a comparable 52 week basis, sales increased 17.7 percent. The increase was primarily a result of continued strong sales performance for the Company’s store-banner websites, as well as increased Eastbay sales. Of the total increase, sales from our store-banner websites comprised approximately 60 percent of the increase. We continue to invest in our websites in order to provide excellent service in our digital channels, including easy navigation, timely shipping, helpful call center assistance, and entertaining and engaging content.

The Direct-to-Customers business generated division profit of $65 million in 2012, as compared with $45 million in 2011. Division profit, as a percentage of sales, was 10.6 percent in 2012 and 8.8 percent in 2011. During the fourth quarters of 2012 and 2011, impairment charges of $7 million and $5 million, respectively, were recorded to write down CCS intangible assets, specifically the non-amortizing tradename. The 2012 impairment was primarily the result of continued reductions in revenue projections, coupled with a decrease in the assumed royalty rate as a result of lower profitability. Excluding the impairment charges in each of the periods, division profit increased by $22 million reflecting the strong sales performance and a lower expense rate.

2011 compared with 2010

Direct-to-Customers sales increased 18.8 percent to $513 million in 2011, as compared with $432 million in 2010. Sales primarily reflected the strong performance of the Eastbay website, coupled with improved sales from the store-banner websites.

The Direct-to-Customers business generated division profit of $45 million in 2011, as compared with $30 million in 2010. Division profit, as a percentage of sales, was 8.8 percent in 2011 and 6.9 percent in 2010. During the fourth quarters of 2011 and 2010, impairment charges of $5 million and $10 million, respectively, were recorded to write down the CCS non-amortizing tradename. The impairments were primarily the result of reduced revenue projections. Excluding the impairment charges in each of the periods, division profit increased by $10 million reflecting the strong sales performance, partially offset by higher variable costs.

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

As of February 2, 2013, the Company had $543 million of cash and cash equivalents held in foreign jurisdictions. Because we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries. Depending on the source, amount, and timing of a repatriation, some tax may be payable. The Company believes that its cash invested domestically, future domestic cash flows, and its current revolving credit agreement are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 20, 2013, the Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016, replacing the Company’s previous $400 million program which terminated on that date.

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

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. In 2012 and 2011, the Company purchased approximately 86 percent and 82 percent, respectively, of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 65 percent in 2012 and 61 percent in 2011 was purchased from one vendor — Nike, Inc.

The Company’s 2013 planned capital expenditures and lease acquisition costs are approximately $220 million. Planned capital expenditures are $217 million and planned lease acquisition costs related to the Company’s operations in Europe are $3 million. The Company’s planned capital expenditures include $173 million related to modernizations of existing stores and the planned opening of 73 new stores, as well as $44 million for the development of information systems and infrastructure. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

Free Cash Flow (non-GAAP measure)

In addition to net cash provided by operating activities, the Company uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. The Company defines free cash flow as net cash provided by operating activities less capital expenditures (which is classified as an investing activity). The Company believes the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from the Company's underlying operations in a manner similar to the method used by management.

Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP, and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following table presents a reconciliation of the Company's net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

	2012	2011	2010
	(in millions)
Net cash provided by operating activities	$416	$497	$326
Capital expenditures	(163)	(152)	(97)
Free cash flow (non-GAAP)	$253	$345	$229

Operating Activities

Operating activities provided cash of $416 million in 2012, compared with $497 million in 2011. These amounts reflect income adjusted for non-cash items and working capital changes. Non-cash impairment and other charges were $12 million, $5 million, and $10 million for the years ending February 2, 2013, January 28, 2012 and January 29, 2011, respectively. These impairment charges were related to the CCS business. During 2012, the Company contributed $26 million to its U.S. and Canadian qualified pension plans as compared with $28 million contributed in 2011. The increase in merchandise inventories for 2012 was due to the shift caused by the 53rd week, which was planned in order to support sales for February, which is typically a strong period.

Operating activities provided cash of $497 million in 2011 as compared with $326 million in 2010. Non-cash impairment and other charges were $5 million and $10 million for the years ending January 28, 2012 and January 29, 2011, respectively, reflecting the CCS tradename impairment charges. During 2011, the Company contributed $28 million to its U.S. and Canadian qualified pension plans as compared with $32 million contributed in 2010. The change in merchandise inventories, net of the change in accounts payable, as compared with the prior-year period, reflects the continued improvement in flowing merchandise. The change in income tax receivables and payables primarily reflects the receipt of a $46 million IRS refund resulting from a loss carryback.

Investing Activities

Net cash used in investing activities was $212 million in 2012 as compared with $149 million in 2011. The increase was primarily due to the Company’s net purchases of $49 million of short-term investments as well as higher capital expenditures. Capital expenditures were $163 million, primarily related to the remodeling of 198 stores, the build-out of 85 new stores, and various corporate technology upgrades and ecommerce website enhancements, representing an increase of $11 million as compared with the prior year.

In 2011, net cash used in investing activities was $149 million as compared with $87 million in 2010. Capital expenditures were $152 million, primarily related to the remodeling of 182 stores, the build-out of 70 new stores, and various corporate technology upgrades and ecommerce website enhancements, representing an increase of $55 million as compared with the prior year. During 2010, the Company received $9 million from The Reserve International Liquidity Fund representing the final distribution.

Financing Activities

Net cash used in financing activities was $181 million in 2012 as compared with $178 million in 2011. During 2012, the Company repurchased 4,000,161 shares of its common stock under its common share repurchase program for $129 million. Additionally, the Company declared and paid dividends totaling $109 million and $101 million in 2012 and 2011, respectively, representing a quarterly rate of $0.18 and $0.165 per share in 2012 and 2011, respectively. During 2012 and 2011, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $48 million and $22 million, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $11 million and $5 million for 2012 and 2011, respectively.

Net cash used in financing activities was $178 million in 2011 as compared with $127 million in 2010. During 2011, the Company repurchased 4,904,100 shares of its common stock under its common share repurchase program for $104 million. Additionally, the Company declared and paid dividends totaling $101 million and $93 million in 2011 and 2010, respectively, representing a quarterly rate of $0.165 and $0.15 per share in 2011 and 2010, respectively. During 2011 and 2010, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $22 million and $13 million, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $5 million and $3 million in 2011 and 2010, respectively.

Capital Structure

On January 27, 2012, the Company entered into an amended and restated credit agreement (the “2011 Restated Credit Agreement”) with its banks. The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement.

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2013, other than amounts used to support standby letters of credit.

Credit Rating

As of April 1, 2013, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba2, respectively. In addition, Moody’s Investors Service has rated the Company’s senior unsecured notes Ba3.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 4.0 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2012	2011
	(in millions)
Long-term debt	$133	$135
Present value of operating leases	2,202	1,905
Total debt including the present value of operating leases	2,335	2,040
Less:
Cash and cash equivalents	880	851
Short-term investments	48	—
Total net debt including the present value of operating leases	1,407	1,189
Shareholders’ equity	2,377	2,110
Total capitalization	$3,784	$3,299
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases (non-GAAP)	37.2%	36.0%

The Company increased cash, cash equivalents, and short-term investments by $77 million during 2012, the result of strong cash flow generation from operating activities. The change in total debt including the present value of the operating leases, as compared with the prior-year period, primarily reflects the effect of lease renewals and the effect of foreign currency fluctuations, offset, in part, by store closures. Including the present value of operating leases, the Company’s net debt capitalization percent increased 120 basis points in 2012.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at February 2, 2013:

		Payments Due by Fiscal Period
Contractual Cash Obligations	Total	2013	2014 – 2015	2016 – 2017	2018 and Beyond
	(in millions)
Long-term debt(1)	$217	$11	$22	$22	$162
Operating leases(2)	2,913	513	880	640	880
Other long-term liabilities(3)	—	—	—	—	—
Total contractual cash obligations	$3,130	$524	$902	$662	$1,042

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $15 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at February 2, 2013 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. In addition, other amounts (including the Company’s unrecognized tax benefits of $54 million, as well as penalties and interest of $3 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Total Amounts Committed	Payments Due by Fiscal Period
Other Commercial Commitments		2013	2014 – 2015	2016 – 2017	2018 and Beyond
	(in millions)
Unused line of credit(4)	$199	$—	$—	$199	$—
Standby letters of credit	1	—	—	1	—
Purchase commitments(5)	2,042	2,042	—	—	—
Other(6)	18	12	5	1	—
Total commercial commitments	$2,260	$2,054	$5	$201	$—

(4)	Represents the unused domestic lines of credit pursuant to the Company’s $200 million revolving credit agreement. The Company’s management currently does not expect to borrow under the facility in 2013, other than amounts used to support standby letters of credit.
(5)	Represents open purchase orders, as well as other commitments for merchandise purchases, at February 2, 2013. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.
(6)	Represents payments required by non-merchandise purchase agreements.

The Company does not have any off-balance sheet financing (other than operating leases entered into in the normal course of business as disclosed above) or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities. The Company’s policy prohibits the use of derivatives for which there is no underlying exposure.

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

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 30 basis points to the 2012 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and were not significant to the 2012 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Cooperative reimbursements amounted to approximately 19 percent and 13 percent of total advertising and catalog costs, respectively, in 2012. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Such amounts were not significant in 2012.

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

The Company performs an impairment review of its goodwill and intangible assets with indefinite lives if impairment indicators arise and, at a minimum, annually. We consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. The Company has chosen to perform this review at the beginning of each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

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

The Company’s review of goodwill did not result in any impairment charges for the years ended February 2, 2013 and January 28, 2012, as the fair value of each of the reporting units substantially exceeds its carrying value.

Related to the CCS tradename, the Company recorded impairment charges of $7 million and $5 million in 2012 and 2011, respectively, primarily as a result of reduced revenue projections for this business, coupled with a decrease in the assumed royalty rate as a result of lower profitability. Additionally in 2012, the Company recorded a long-lived asset impairment charge of $5 million related to the CCS stores, as a result of the decision to close these stores during the first quarter of 2013.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company estimates the expected term of options granted using its historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 8 to 10 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 4 percent. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options.

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

Long-Term Rate of Return Assumption — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2012 pension expense was 6.63 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2012 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of its inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. In 2011, the Company changed how the discount rate was selected to measure the present value of U.S. benefit obligations from the Citibank Pension Discount curve to Towers Watson’s Bond:Link model. The current discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2012 benefit obligations related to the Company’s pension and postretirement plans were 3.79 percent and 3.70 percent, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation of the pension plans at February 2, 2013 by approximately $33 million, and would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2012 pension expense or postretirement income.

The Company maintains two postretirement medical plans, one covering certain executive officers and key employees of the Company, (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $2 million. With respect to the postretirement medical plan covering all other associates, there is limited risk to the Company for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

The Company expects to record postretirement income of approximately $2 million and pension expense of approximately $17 million in 2013.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s strategic long-range plans. A one percent change in the Company’s overall statutory tax rate for 2012 would have resulted in a $7 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2013 effective tax rate to approximate 37 percent, excluding the effect of any nonrecurring items that may occur. The actual rate will vary depending primarily on the percentage of the Company’s income earned in the United States as compared with its international operations.

Recent Accounting Pronouncements

During 2012, the Company adopted ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Also during 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

Additionally in 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU was effective for the Company on February 3, 2013. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

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

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
April 1, 2013

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2012	2011	2010
	(in millions, except per share amounts)
Sales	$6,182	$5,623	$5,049
Cost of sales	4,148	3,827	3,533
Selling, general and administrative expenses	1,294	1,244	1,138
Depreciation and amortization	118	110	106
Impairment charges	12	5	10
Interest expense, net	5	6	9
Other income	(2)	(4)	(4)
	5,575	5,188	4,792
Income before income taxes	607	435	257
Income tax expense	210	157	88
Net income	$397	$278	$169
Basic earnings per share	$2.62	$1.81	$1.08
Weighted-average shares outstanding	151.2	153.0	155.7
Diluted earnings per share	$2.58	$1.80	$1.07
Weighted-average shares outstanding, assuming dilution	154.0	154.4	156.7

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2012	2011	2010
	(in millions)
Net income	$397	$278	$169
Other comprehensive income, net of tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of tax	19	(23)	11
Cash flow hedges:
Change in fair value of derivatives, net of income tax	4	(2)	1
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost arising during the year, net of income tax expense (benefit) of $2, ($11), and ($1) million, respectively	1	(16)	7
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $5, $3, and $3 million, respectively	8	6	8
Available for sale securities:
Unrealized gain on available-for-sale securities	1	—	—
Comprehensive income	$430	$243	$196

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED BALANCE SHEETS

	2012	2011
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$880	$851
Short-term investments	48	—
Merchandise inventories	1,167	1,069
Other current assets	268	159
	2,363	2,079
Property and equipment, net	490	427
Deferred taxes	257	284
Goodwill	145	144
Other intangible assets, net	40	54
Other assets	72	62
	$3,367	$3,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$298	$240
Accrued and other liabilities	338	308
	636	548
Long-term debt	133	135
Other liabilities	221	257
Total liabilities	990	940
Shareholders’ equity	2,377	2,110
	$3,367	$3,050

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Balance at January 30, 2010	161,267	$709	(4,726)	$(103)	$1,535	$(193)	$1,948
Restricted stock issued	205	—	—	—			—
Issued under director and stock plans	1,187	10	—	—			10
Share-based compensation expense	—	13	—	—			13
Total tax benefit from exercise of options	—	2					2
Forfeitures of restricted stock	—	1	(50)	—			1
Shares of common stock used to satisfy tax withholding obligations	—	—	(292)	(4)			(4)
Acquired in exchange of stock options	—	—	(34)	(1)			(1)
Share repurchases	—	—	(3,215)	(50)			(50)
Reissued under employee stock purchase plan	—	—	278	6			6
Net income					169		169
Cash dividends declared on common stock ($0.60 per share)					(93)		(93)
Translation adjustment, net of tax						11	11
Change in cash flow hedges, net of tax						1	1
Pension and post-retirement adjustments, net of tax						12	12
Balance at January 29, 2011	162,659	$735	(8,039)	$(152)	$1,611	$(169)	$2,025
Restricted stock issued	242	—	—	—			—
Issued under director and stock plans	1,559	19	—	—			19
Share-based compensation expense	—	18	—	—			18
Total tax benefit from exercise of options	—	6					6
Forfeitures of restricted stock	—	1	(60)	—			1
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(3)			(3)
Acquired in exchange of stock options	—	—	(34)	(1)			(1)
Share repurchases	—	—	(4,904)	(104)			(104)
Reissued under employee stock purchase plan	—	—	336	7			7
Net income					278		278
Cash dividends declared on common stock ($0.66 per share)					(101)		(101)
Translation adjustment, net of tax						(23)	(23)
Change in cash flow hedges, net of tax						(2)	(2)
Pension and post-retirement adjustments, net of tax						(10)	(10)
Balance at January 28, 2012	164,460	$779	(12,841)	$(253)	$1,788	$(204)	$2,110
Restricted stock issued	99	—	—	—			—
Issued under director and stock plans	2,350	46	—	—			46
Share-based compensation expense	—	20	—	—			20
Total tax benefit from exercise of options	—	11					11
Shares of common stock used to satisfy tax withholding obligations	—	—	(214)	(7)			(7)
Acquired in exchange of stock options	—	—	(2)	—			—
Share repurchases	—	—	(4,000)	(129)			(129)
Reissued under employee stock purchase plan	—	—	218	5			5
Net income					397		397
Cash dividends declared on common stock ($0.72 per share)					(109)		(109)
Translation adjustment, net of tax						19	19
Change in cash flow hedges, net of tax						4	4
Pension and post-retirement adjustments, net of tax						9	9
Unrealized gain on available-for-securities, with no tax expense						1	1
Balance at February 2, 2013	166,909	$856	(16,839)	$(384)	$2,076	$(171)	$2,377

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011	2010
	(in millions)
From Operating Activities
Net income	$397	$278	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	12	5	10
Depreciation and amortization	118	110	106
Share-based compensation expense	20	18	13
Deferred tax provision	20	29	84
Qualified pension plan contributions	(26)	(28)	(32)
Excess tax benefits on share-based compensation	9	5	1
Change in assets and liabilities:
Merchandise inventories	(91)	(17)	(19)
Accounts payable	57	19	7
Accrued and other liabilities	(4)	38	35
Income tax receivables and payables	(34)	24	(33)
Payment on the settlement of the net investment hedge	—	—	(24)
Other, net	(62)	16	9
Net cash provided by operating activities	416	497	326
From Investing Activities
Gain from lease terminations	—	2	1
Gain from insurance recoveries	—	1	—
Purchases of short-term investments	(88)	—	—
Sales of short-term investments	39	—	9
Capital expenditures	(163)	(152)	(97)
Net cash used in investing activities	(212)	(149)	(87)
From Financing Activities
Reduction in long-term debt	(2)	—	—
Dividends paid on common stock	(109)	(101)	(93)
Issuance of common stock	43	18	10
Purchase of treasury shares	(129)	(104)	(50)
Treasury stock reissued under employee stock plan	5	4	3
Excess tax benefits on share-based compensation	11	5	3
Net cash used in financing activities	(181)	(178)	(127)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	6	(15)	2
Net Change in Cash and Cash Equivalents	29	155	114
Cash and Cash Equivalents at Beginning of Year	851	696	582
Cash and Cash Equivalents at End of Year	$880	$851	$696
Cash Paid During the Year:
Interest	$11	$12	$12
Income taxes	$230	$143	$53

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

Reporting Year

The 2012 fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2012 represents the 53 weeks ending February 2, 2013. Fiscal years 2011 and 2010 represent the 52 week periods ending January 28, 2012, and January 29, 2011, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $3 million, $4 million, and $2 million in 2012, 2011, and 2010, respectively. Unredeemed gift cards are recorded as a current liability.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2012	2011	2010
	(in millions)
Advertising expenses	$132	$121	$97
Cooperative advertising reimbursements	(25)	(22)	(23)
Net advertising expense	$107	$99	$74

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $4 million and $3 million at February 2, 2013 and January 28, 2012, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2012	2011	2010
	(in millions)
Catalog costs	$45	$44	$45
Cooperative reimbursements	(6)	(5)	(5)
Net catalog expense	$39	$39	$40

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

	2012	2011	2010
	(in millions, except per share data)
Net income	$397	$278	$169
Weighted-average common shares outstanding	151.2	153.0	155.7
Basic Earnings per share	$2.62	$1.81	$1.08
Weighted-average common shares outstanding	151.2	153.0	155.7
Dilutive effect of potential common shares	2.8	1.4	1.0
Weighted-average common shares outstanding assuming dilution	154.0	154.4	156.7
Diluted earnings per share	$2.58	$1.80	$1.07

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 0.8 million, 3.8 million, and 4.5 million shares of common stock at February 2, 2013, January 28, 2012, and January 29, 2011, respectively, were not included in the computations because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Contingently issuable shares of 0.1 million have not been included as the vesting conditions have not been satisfied.

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

Cash and Cash Equivalents

Cash equivalents at February 2, 2013 and January 28, 2012 were $841 million and $830 million, respectively. Included in these amounts are $187 million and $191 million of short-term deposits as of February 2, 2013 and January 28, 2012, respectively. The Company considers all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds, to be cash equivalents. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of February 2, 2013, the Company held $54 million of available-for-sale securities, which was comprised of $48 million in short-term investments and a $6 million auction rate security. See Note 19, Fair Value Measurements, for further discussion of these investments.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures, and equipment	3 – 10 years
Software	2 – 7 years

Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $29 million and $27 million at February 2, 2013 and January 28, 2012, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company accounts for its income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize their deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Pension and Postretirement Obligations

The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $14 million at both February 2, 2013 and January 28, 2012. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for 2012, 2011, and 2010.

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

Recent Accounting Pronouncements

During 2012, the Company adopted ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Also during 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

Additionally in 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU was effective for the Company on February 3, 2013. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of February 2, 2013, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

	2012	2011	2010
	(in millions)
Sales
Athletic Stores	$5,568	$5,110	$4,617
Direct-to-Customers	614	513	432
Total sales	$6,182	$5,623	$5,049
Operating Results
Athletic Stores(1)	$653	$495	$329
Direct-to-Customers(2)	65	45	30
	718	540	359
Restructuring charge(3)	—	(1)	—
Division profit	718	539	359
Less: Corporate expense	108	102	97
Operating profit	610	437	262
Other income	2	4	4
Interest expense, net	5	6	9
Income before income taxes	$607	$435	$257

(1)	The results 2012 include a non-cash impairment charge of $5 million to write down long-lived assets of the CCS stores as a result of the Company’s decision to close the stores during the first quarter of 2013.
(2)	Included in the results for 2012, 2011, and 2010 are non-cash impairment charges of $7 million, $5 million, and $10 million, respectively, related to the CCS business. See Note 3, Impairment Charges for additional information.
(3)	In 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses.

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)
Athletic Stores	$96	$90	$85	$128	$117	$72	$2,310	$2,065	$1,993
Direct-to-Customers	9	9	9	5	6	4	290	284	280
	105	99	94	133	123	76	2,600	2,349	2,273
Corporate	13	11	12	30	29	21	767	701	623
Total Company	$118	$110	$106	$163	$152	$97	$3,367	$3,050	$2,896

Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 are presented in the following tables. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment.

	2012	2011	2010
	(in millions)
Sales
United States	$4,495	$3,959	$3,568
International	1,687	1,664	1,481
Total sales	$6,182	$5,623	$5,049

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information  – (continued)

The Company’s sales in Italy, Canada, and France represent approximately 22, 19, and 15 percent, respectively, of the International category’s sales for the period ended February 2, 2013. No other individual country included in the International category is significant.

	2012	2011	2010
	(in millions)
Long-Lived Assets
United States	$321	$285	$257
International	169	142	129
Total long-lived assets	$490	$427	$386

3.  Impairment Charges

	2012	2011	2010
	(in millions)
Impairment of intangible assets	$7	$5	$10
Impairment of long-lived assets	5	—	—
Total impairment charges	$12	$5	$10

Impairment of Intangible Assets

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or changes in circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. We estimate the fair value based on an income approach using the relief-from-royalty method. During the fourth quarters of each of the years presented, the Company determined that triggering events had occurred related to its CCS intangible assets, which is part of the Direct-to-Customers segment, reflecting decreases in projected revenues. The 2012 charge also reflected a decrease in the assumed royalty rate as a result of lower profitability.

Impairment of Long-lived Assets

During 2012, the Company recorded non-cash impairment charges totaling $5 million to write-down long-lived assets at its CCS division. This impairment charge was recorded to fully impair the CCS stores net book value as a result of the Company’s decision to close these locations during 2013. Some of the locations will be converted to other formats. Additional costs associated with this shutdown are not expected to be significant. No impairment charges related to long-lived assets were recorded during 2011 or 2010.

4.  Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income was $2 million in 2012 and $4 million in both 2011 and 2010.

For 2012, other income primarily includes royalty income. For 2011, other income primarily includes $2 million of lease termination gains related to the sales of leasehold interests, $1 million for insurance recoveries, as well as royalty income. For 2010, other income includes a $2 million gain on its money-market investment, as well as royalty income, and gains on lease terminations related to certain lease interests in Europe.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Merchandise Inventories

	2012	2011
	(in millions)
LIFO inventories	$752	$688
FIFO inventories	415	381
Total merchandise inventories	$1,167	$1,069

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6.  Other Current Assets

	2012	2011
	(in millions)
Prepaid income taxes	$72	$36
Prepaid rent	70	27
Net receivables	68	49
Prepaid expenses and other current assets	38	33
Deferred taxes and costs	14	13
Fair value of derivative contracts	6	—
Income tax receivable	—	1
	$268	$159

7.  Property and Equipment, Net

	2012	2011
	(in millions)
Land	$6	$3
Buildings:
Owned	41	31
Furniture, fixtures, equipment and software development costs:
Owned	832	799
	879	833
Less: accumulated depreciation	(622)	(615)
	257	218
Alterations to leased and owned buildings
Cost	772	729
Less: accumulated amortization	(539)	(520)
	233	209
	$490	$427

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2012 and 2011 annual goodwill impairment tests did not result in an impairment charge as the fair value of each reporting unit exceeded the carrying values of each respective reporting unit.

	Athletic Stores	Direct-to- Customers	Total
	(in millions)
Goodwill at January 29, 2011	$18	$127	$145
Foreign currency translation adjustment	(1)	—	(1)
Goodwill at January 28, 2012	$17	$127	$144
Foreign currency translation adjustment	1	—	1
Goodwill at February 2, 2013	$18	$127	$145

9.  Other Intangible Assets, net

	February 2, 2013			Wtd. Avg. Life in Years	January 28, 2012
(in millions)	Gross value	Accum. amort.	Net Value		Gross value	Accum. amort.	Net Value
Amortized intangible assets:(1),(2)
Lease acquisition costs	$158	$(137)	$21	12.4	$171	$(149)	$22
Trademarks	21	(9)	12	19.7	21	(8)	13
Favorable leases	5	(5)	—	10.1	7	(7)	—
CCS customer relationships	21	(18)	3	5.0	21	(13)	8
	$205	$(169)	$36	12.4	$220	$(177)	$43
Indefinite life intangible assets:
Republic of Ireland trademark (1)			1				1
CCS tradename (3)			3				10
			$4				$11
Other intangible assets, net			$40				$54

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar. Additionally, the amounts presented for each of the periods reflects accumulated impairment charges of $2 million.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.
(3)	The net value of the CCS tradename at February 2, 2013 and January 28, 2012 includes impairment charges of $7 million and $5 million, respectively, as described more fully in Note 3, Impairment Charges. The accumulated impairment charge related to the CCS tradename is $22 million.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. During 2012, additions of $7 million were recorded primarily from new leases in Europe. Amortization expense for intangibles subject to amortization was $14 million, $16 million, and $17 million for 2012, 2011, and 2010, respectively. Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

(in millions)
2013	$11
2014	5
2015	4
2016	3
2017	3

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Other Assets

	2012	2011
	(in millions)
Funds deposited in insurance trust(1)	$9	$9
Pension asset	7	8
Auction rate security	6	5
Deferred tax costs	5	1
Income tax receivables	3	—
Income tax asset	2	1
Prepaid income taxes	—	4
Other	40	34
	$72	$62

(1)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in an insurance trust.

11.  Accrued and Other Liabilities

	2012	2011
	(in millions)
Other payroll and payroll related costs, excluding taxes	$60	$61
Incentive bonuses	48	55
Taxes other than income taxes	45	45
Customer deposits(1)	34	30
Property and equipment(2)	33	22
Current deferred tax liabilities	31	24
Pension and postretirement benefits	4	4
Sales return reserve	4	4
Income taxes payable	3	3
Fair value of derivatives	—	2
Other	76	58
	$338	$308

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.
(2)	Accruals for property and equipment are properly excluded from the statements of cash flows for all years presented.

12.  Revolving Credit Facility

On January 27, 2012, the Company entered into an amended and restated credit agreement (the “2011 Restated Credit Agreement”) with its banks. The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Revolving Credit Facility  – (continued)

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2013, other than amounts used to support standby letters of credit.

At February 2, 2013, the Company had unused domestic lines of credit of $199 million, while $1 million was committed to support standby letters of credit. The letters of credit are primarily used for insurance programs.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 2, 2013 is $3 million.

The quarterly facility fees paid on the unused portion was 0.25 percent and 0.75 percent for 2012 and 2011, respectively. There were no short-term borrowings during 2012 or 2011. Interest expense, including facility fees, related to the revolving credit facility was $1 million for 2012 and $4 million for both 2011 and 2010.

13.  Long-Term Debt

The Company’s long-term debt reflects the Company’s 8.50 percent debentures payable in 2022, and was $133 million and $135 million for the years ended February 2, 2013 and January 28, 2012, respectively. Excluding the unamortized gain of the interest rate swaps of $15 million, the principal outstanding is $118 million. The gain is being amortized as part of interest expense over the remaining term of the debt, using the effective-yield method.

Interest expense related to long-term debt, including the effect of the interest rate swaps and the amortization of the associated debt issuance costs, was $9 million for all years presented.

14.  Other Liabilities

	2012	2011
	(in millions)
Straight-line rent liability	$109	$103
Pension benefits	37	70
Income taxes	21	31
Postretirement benefits	14	14
Workers’ compensation and general liability reserves	10	11
Deferred taxes	5	5
Other	25	23
	$221	$257

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $128 million, $130 million, and $131 million in 2012, 2011, and 2010, respectively. Included in the amounts below, are non-store expenses that totaled $16 million, $17 million, and $15 million in 2012, 2011, and 2010, respectively.

	2012	2011	2010
	(in millions)
Minimum rent	$537	$525	$507
Contingent rent based on sales	24	20	16
Sublease income	(1)	(1)	(1)
	$560	$544	$522

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2013	$513
2014	465
2015	415
2016	353
2017	287
Thereafter	880
Total operating lease commitments	$2,913

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2012	2011	2010
	(in millions)
Foreign currency translation adjustments	$82	$63	$86
Cash flow hedges	3	(1)	1
Unrecognized pension cost and postretirement benefit	(255)	(264)	(254)
Unrealized loss on available-for-sale security	(1)	(2)	(2)
	$(171)	$(204)	$(169)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes

Following are the domestic and international components of pre-tax income:

	2012	2011	2010
	(in millions)
Domestic	$508	$321	$158
International	99	114	99
Total pre-tax income	$607	$435	$257

The income tax provision consists of the following:

	2012	2011	2010
	(in millions)
Current:
Federal	$152	$93	$(28)
State and local	22	11	4
International	16	24	28
Total current tax provision	190	128	4
Deferred:
Federal	13	16	79
State and local	5	6	4
International	2	7	1
Total deferred tax provision	20	29	84
Total income tax provision	$210	$157	$88

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $835 million and $771 million at February 2, 2013 and January 28, 2012, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	3.1	2.3
International income taxed at varying rates	(0.4)	(0.3)	1.0
Foreign tax credits	(1.8)	(1.3)	(2.0)
Decrease in valuation allowance	—	—	(0.4)
Domestic/foreign tax settlements	(2.2)	0.3	(2.3)
Federal tax credits	(0.2)	(0.6)	(0.7)
Other, net	1.0	(0.2)	1.4
Effective income tax rate	34.6%	36.0%	34.3%

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$13	$18
Employee benefits	63	77
Property and equipment	160	166
Straight-line rent	28	27
Goodwill and other intangible assets	20	21
Other	36	32
Total deferred tax assets	320	341
Valuation allowance	(4)	(5)
Total deferred tax assets, net	316	336
Deferred tax liabilities:
Merchandise inventories	76	71
Other	15	8
Total deferred tax liabilities	91	79
Net deferred tax asset	$225	$257
Balance Sheet caption reported in:
Deferred taxes	$257	$284
Other current assets	4	2
Accrued and other current liabilities	(31)	(24)
Other liabilities	(5)	(5)
	$225	$257

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2011. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2012, which is expected to conclude during 2013. The Company has started the CAP for 2012. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

As of February 2, 2013, the Company has a valuation allowance of $4 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance primarily relates to the deferred tax assets arising from a capital loss associated with the 2008 impairment of the Northern Group note receivable. A full valuation allowance is required for the capital loss because the Company does not anticipate realizing capital gains to utilize this loss. The valuation allowance for state tax loss and credit carryforwards decreased to a nominal amount in 2012 principally due to anticipated expirations of those attributes.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s strategic long-range plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at February 2, 2013. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At February 2, 2013, the Company has state operating loss carryforwards with a potential tax benefit of $5 million that expire between 2014 and 2032. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state credits of $2 million that can be carried forward indefinitely. The Company has Canadian provincial credit carryforwards of $1 million expiring between 2016 and 2017. The Company has international operating loss carryforwards with a potential tax benefit of $2 million, expiring between 2013 and 2032.

At February 2, 2013 and January 28, 2012, the Company had $54 million and $65 million, respectively, of gross unrecognized tax benefits, and $52 million and $64 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest expense in each of 2012, 2011, and 2010. The total amount of accrued interest and penalties was $3 million, $4 million, and $3 million in 2012, 2011, and 2010, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2012	2011	2010
	(in millions)
Unrecognized tax benefits at beginning of year	$65	$62	$70
Foreign currency translation adjustments	1	(1)	3
Increases related to current year tax positions	4	7	4
Increases related to prior period tax positions	3	1	3
Decreases related to prior period tax positions	(3)	—	(7)
Settlements	(15)	(3)	(9)
Lapse of statute of limitations	(1)	(1)	(2)
Unrecognized tax benefits at end of year	$54	$65	$62

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $7 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution of these issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales and the ineffective portion of gains and losses related to such contracts was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2012, the net changes in the fair value of the contracts resulted in a gain of $4 million and therefore decreased AOCL for the year ended February 2, 2013. The notional value of the contracts outstanding at February 2, 2013 was $66 million and these contracts extend through January 2014.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded in the Consolidated Statements of Operations were not significant for any of the periods presented. There were no contracts outstanding at February 2, 2013.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Financial Instruments and Risk Management  – (continued)

The Company also enters into forward foreign exchange contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. In addition, the Company enters into spot contracts to hedge non-euro foreign currency denominated transactions that are not designated as hedges. Net changes in the fair value of foreign exchange derivative financial instruments designated as non-hedges were substantially offset by the changes in value of the underlying transactions, which were recorded in selling, general and administrative expenses. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at February 2, 2013 was $33 million and these contracts extend through June 2013.

Additionally, the Company enters into diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at February 2, 2013 was $2 million and these contracts extend through May 2013.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

(in millions)	Balance Sheet Caption	2012	2011
Hedging Instruments:
Forward foreign exchange contracts	Current asset	$4	$—
Forward foreign exchange contracts	Current liability	$—	$2
Non-hedging Instruments:
Forward foreign exchange contracts	Current asset	$2	$—

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at February 2, 2013:

	Contract Value (U.S. in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$66	.8060
Buy US/Sell €	4	.7652
Intercompany
Buy €/Sell British £	$26	.8144
Buy US/Sell CAD	$3	.9888
Diesel fuel forwards	$2	—

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Financial Instruments and Risk Management  – (continued)

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 86 percent of its merchandise in 2012 from its top 5 vendors. In 2012, the Company purchased approximately 65 percent of its athletic merchandise from one major vendor, Nike, Inc. (“Nike”), and approximately 17 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchased 48 to 77 percent of their merchandise from Nike. The Company generally considers all vendor relations to be satisfactory.

Included in the Company’s Consolidated Balance Sheet at February 2, 2013, are the net assets of the Company’s European operations, which total $909 million and which are located in 19 countries, 11 of which have adopted the euro as their functional currency.

19.  Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of February 2, 2013			As of January 28, 2012
	(in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$48	$—	$—	$—	$—
Auction rate security	—	6	—	—	5	—
Forward foreign exchange contracts	—	6	—	—	—	—
Total Assets	$—	$60	$—	$—	$5	$—
Liabilities
Forward foreign exchange contracts	—	—	—	—	2	—
Total Liabilities	$—	$—	$—	$—	$2	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of February 2, 2013, the Company held $54 million of available-for-sale securities, which was comprised of $48 million in short-term investments and a $6 million auction rate security.

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

Interest income related to the short-term investments included within interest expense was not significant for 2012.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Fair Value Measurements  – (continued)

The following table provides a summary of recognized assets that are measured at fair value on a non-recurring basis. See Note 3, Impairment Charges, for further discussion and additional disclosures.

(in millions)	Level 1	Level 2	Level 3	Loss Recognized
Year ended February 2, 2013:
Intangible assets	$—	$—	$3	$7
Long-lived assets held and used	$—	$—	$—	$5
Year ended January 28, 2012:
Intangible assets	$—	$—	$10	$5

The carrying value and estimated fair value of long-term debt were as follows:

	2012	2011
	(in millions)
Carrying Value	$133	$135
Fair Value	$152	$140

The fair value of long-term debt is determined using quoted prices in active markets and therefore is classified as Level 2. The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, measured at February 2, 2013 and January 28, 2012:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$704	$669	$15	$12
Service cost	13	12	—	—
Interest cost	28	32	—	1
Plan participants’ contributions	—	—	2	3
Actuarial loss	15	47	1	2
Foreign currency translation adjustments	—	(1)	—	—
Plan amendment	—	—	—	1
Benefits paid	(54)	(55)	(3)	(4)
Benefit obligation at end of year	$706	$704	$15	$15

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$639	$601
Actual return on plan assets	59	63
Employer contributions	29	31
Foreign currency translation adjustments	—	(1)
Benefits paid	(54)	(55)
Fair value of plan assets at end of year	$673	$639
Funded status	$(33)	$(65)	$(15)	$(15)
Amounts recognized on the balance sheet:
Other assets	$7	$8	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(37)	(70)	(14)	(14)
	$(33)	$(65)	$(15)	$(15)
Amounts recognized in accumulated other comprehensive loss, pre-tax:
Net loss (gain)	$426	$446	$(16)	$(21)
Prior service cost (credit)	1	1	—	—
	$427	$447	$(16)	$(21)

As of February 2, 2013 and January 28, 2012, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2012	2011
	(in millions)
Projected benefit obligation	$625	$619
Accumulated benefit obligation	625	619
Fair value of plan assets	585	546

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at February 2, 2013:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$446	$(21)
Amortization of net (loss) gain	(17)	4
(Gain) loss arising during the year	(3)	1
Net actuarial loss (gain) at end of year(1)	$426	$(16)
Net prior service cost at end of year(1)	$1	$—
Total amount recognized	$427	$(16)

(1)	The net prior service cost did not change during the year. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $17 million and $(3) million related to the pension and postretirement plans, respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.79%	4.16%	3.70%	4.00%
Rate of compensation increase	3.68%	3.69%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $550 million and $476 million for 2012 and 2011, respectively. Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.16%	4.99%	5.25%	4.00%	4.60%	4.90%
Rate of compensation increase	3.68%	3.69%	3.68%
Expected long-term rate of return on assets	6.63%	6.59%	7.22%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$13	$12	$13	$—	$—	$—
Interest cost	28	32	33	—	1	—
Expected return on plan assets	(40)	(40)	(40)	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—
Amortization of net loss (gain)	17	15	17	(4)	(5)	(6)
Net benefit expense (income)	$18	$19	$23	$(4)	$(5)	$(6)

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at February 2, 2013 was approximately $10 million.

The following weighted-average initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2012	2011	2010	2012	2011	2010
Initial cost trend rate	7.50%	8.00%	8.50%	5.00%	5.50%	5.50%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2018	2016	2013	2013	2012

The following weighted-average initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2012	2011	2010	2012	2011	2010
Initial cost trend rate	8.00%	8.50%	9.00%	5.50%	5.50%	6.00%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2016	2016	2013	2012	2012

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	(in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

Plan Assets

During 2012, the target composition of the Company’s U.S. plan assets was 45 percent equity and 55 percent fixed-income securities. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation will limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy seeks to utilize asset classes with differing rates of return, volatility, and correlation in order to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

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

The fair values of the Company’s U.S. pension plan assets at February 2, 2013 and January 28, 2012 are as follows:

	Level 1	Level 2	Level 3	2012 Total	2011 Total*
	(in millions)
Cash and cash equivalents	$—	$4	$—	$4	$13
Equity securities:
U.S. large-cap(1)	—	123	—	123	120
U.S. mid-cap(1)	—	37	—	37	42
International(2)	—	80	—	80	72
Corporate stock(3)	14	—	—	14	11
Fixed-income securities:
Long duration corporate and government bonds(4)	—	231	—	231	221
Intermediate duration corporate and government bonds(5)	—	72	—	72	58
Other types of investments:
Real estate(6)	—	—	—	—	8
Real estate securities(7)	—	23	—	23	—
Insurance contracts	—	1	—	1	1
Total assets at fair value	$14	$571	$—	$585	$546

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2012 and 2011.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of a fixed-income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclays Capital U.S. Intermediate Credit Index.
(6)	This category in 2011 consisted of two real estate properties, which were subsequently sold to a wholly owned subsidiary of the Company during 2012.
(7)	This category in 2012 consists of one fund that invests in global real estate securities.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

The following table is a reconciliation of the fair value of the U.S. pension plan’s real estate investments classified as Level 3:

(in millions)	Level 3
Balance at January 29, 2011	$9
Unrealized loss on appraised value of real estate	(1)
Balance at January 28, 2012	$8
Sale of real estate	(8)
Balance at February 2, 2013	$—

The fair values of the Company’s Canadian pension plan assets at February 2, 2013 and January 28, 2012 are as follows:

	Level 1	Level 2	Level 3	2012 Total	2011 Total*
	(in millions)
Cash and cash equivalents	$—	$2	$—	$2	$5
Equity securities:
Canadian and international(1)	5	—	—	5	5
Debt securities:
Cash matched bonds(2)	—	81	—	81	83
Total assets at fair value	$5	$83	$—	$88	$93

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2012 and 2011.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2012 and 2011.

During 2012, the Company made contributions of $25 million and $1 million to its U.S. and Canadian qualified pension plans, respectively. The Company continuously evaluates the amount and timing of any future contributions. The Company expects to contribute $2 million in 2013 to the Canadian qualified plan. Additional contributions will depend on the plan asset performance and other factors. During 2012, the Company also paid $3 million in pension benefits related to its non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2013	$73	$1
2014	58	1
2015	55	1
2016	53	1
2017	50	1
2018 – 2022	221	4

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165(e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours in order to participate. As of January 1, 2013, the savings plans allow eligible employees to contribute up to 40 percent (maximum of $17,500) for the U.S. plan and $15,000 for the Puerto Rico plan of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million in 2012 and $2 million in each of 2011 and 2010.

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

Employees Stock Purchase Plan

Under the Company’s 2003 Employees Stock Purchase Plan (the “ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the ESPP, 3,000,000 shares of common stock are authorized for purchase beginning June 2005. Of the 3,000,000 shares of common stock authorized for purchase under this plan, 943 participating employees purchased 218,362 shares in 2012, and 919 participating employees purchased 336,116 shares in 2011. To date, a total of 1,496,407 shares have been purchased under this plan.

Share-Based Compensation Expense

Total compensation expense related to the Company’s share-based compensation plans was $20 million, $18 million, and $13 million for 2012, 2011, and 2010, respectively. The associated tax benefits recognized for 2012, 2011, and 2010 were $6 million, $6 million, and $4 million, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $11 million, $5 million, and $3 million for 2012, 2011, and 2010, respectively, and are classified as financing activities within the Consolidated Statements of Cash Flows.

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

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Weighted-average risk free rate of interest	1.49%	2.07%	2.34%	0.22%	0.31%	0.85%
Expected volatility	43%	45%	45%	38%	37%	39%
Weighted-average expected award life- in years	5.5	5.0	5.0	1.0	1.0	1.0
Dividend yield	2.3%	3.5%	4.0%	2.5%	3.4%	4.8%
Weighted-average fair value	$10.13	$5.86	$4.47	$6.11	$3.91	$2.54

Compensation expense related to the Company’s stock options and employee stock purchase plan was $10 million, $8 million, and $5 million for 2012, 2011, and 2010, respectively. As of February 2, 2013, there was $5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of approximately 1 year.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	7,227	$18.44	7,220	$17.17	7,002	$16.88
Granted	940	$30.96	1,612	$19.13	1,311	$15.10
Exercised	(2,213)	$19.67	(1,454)	$13.02	(942)	$11.65
Expired or cancelled	(47)	$23.74	(151)	$17.38	(151)	$20.41
Options outstanding at end of year	5,907	$19.93	7,227	$18.44	7,220	$17.17
Options exercisable at end of year	3,593	$17.83	4,598	$19.35	5,088	$18.81
Options available for future grant at end of year	5,518		7,155		10,339

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2012	2011	2010
	(in millions)
Exercised	$29	$15	$5

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	2012	2011	2010
	(in millions)
Outstanding	$86	$59	$23
Outstanding and exercisable	$60	$33	$13

The Company received $43 million in cash from option exercises for the year ended February 2, 2013. The tax benefit realized from option exercises was $11 million, $6 million, and $2 million for 2012, 2011, and 2010 respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The following table summarizes information about stock options outstanding and exercisable at February 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $15.10	2,157	6.30	$12.62	1,763	$12.07
$15.74 to $23.92	2,127	6.39	$20.38	1,180	$21.61
$24.04 to $35.50	1,623	6.21	$29.03	650	$26.62
	5,907	6.31	$19.93	3,593	$17.83

Changes in the Company’s nonvested options at February 2, 2013 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
	(in thousands, except prices per share)
Nonvested at January 28, 2012	2,629	$16.84
Granted	940	30.96
Vested	(1,208)	15.42
Expired or cancelled	(47)	23.74
Nonvested at February 2, 2013	2,314	$23.18

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units have been awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2012, 2011, and 2010, there were 1,254,876, 1,098,177, and 653,535 restricted stock units outstanding, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid on restricted stock units.

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. The Company recorded compensation expense related to restricted shares, net of estimated forfeitures, of $10 million, $10 million, and $8 million for 2012, 2011, and 2010, respectively. At February 2, 2013, there was $10 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

Restricted share and unit activity is summarized as follows:

	Number of Shares and Units
	2012	2011	2010
	(in thousands)
Outstanding at beginning of year	2,068	1,759	1,680
Granted	278	686	651
Vested	(782)	(327)	(492)
Cancelled or forfeited	—	(50)	(80)
Outstanding at end of year	1,564	2,068	1,759
Aggregate value (in millions)	$30	$30	$20
Weighted-average remaining contractual life	0.84 years	1.19 years	1.44 years

The weighted-average grant-date fair value per share was $30.89, $20.18, and $13.75 for 2012, 2011, and 2010, respectively. The total fair value of awards for which restrictions lapsed was $8 million, $4 million, and $10 million for 2012, 2011, and 2010 respectively.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois in 2011, Echeverria filed in state court of California, Ghattas filed in state court of California, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and continues to have discussions with plaintiff’s counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Legal Proceedings  – (continued)

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserts claims for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA) and violation of the statutory provisions governing the content of the Summary Plan Description. Claims for alleged violations of the notice provision of Section 204(h) of ERISA and ERISA’s age discrimination provisions were dismissed by the court. In December 2012, the court granted the Company’s motion for summary judgment, dismissing the action. Plaintiff has appealed to the U.S. Court of Appeals for the 2nd Circuit. Because of the inherent uncertainties of such matters and the current status of this case, the Company is currently unable to make an estimate of loss or range of loss for this case.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation, Hill, Cortes, Echeverria, Ghattas, and Osberg,as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  Commitments  – (continued)

The Company does not have any off-balance sheet financing (other than operating leases entered into in the normal course of business and disclosed above) or unconsolidated special purpose entities. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities.

24.  Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q(1)		Year
	(in millions, except per share amounts)
Sales
2012	1,578	1,367	1,524	1,713		$6,182
2011	1,452	1,275	1,394	1,502		$5,623
Gross margin(2)
2012	537	428	505	564		$2,034
2011	475	388	453	480		$1,796
Operating profit(3)
2012	202	93	156	159		$610
2011	150	59	106	122		$437
Net income
2012	128	59	106	104	(4)(5)	$397
2011	94	37	66	81	(4)	$278
Basic earnings per share:
2012	0.84	0.39	0.70	0.69		$2.62
2011	0.61	0.24	0.43	0.53		$1.81
Diluted earnings per share:
2012	0.83	0.39	0.69	0.68		$2.58
2011	0.60	0.24	0.43	0.53		$1.80

(1)	The fourth quarter of 2012 represents the 14 weeks ended February 2, 2013.
(2)	Gross margin represents sales less cost of sales.
(3)	Operating profit represents income before income taxes, interest expense, net, and non-operating income.
(4)	During the fourth quarters of 2012 and 2011, the Company recorded impairment charges of $7 million and $5 million, respectively, related to its CCS tradename.
(5)	During the fourth quarter of 2012, the Company recorded an impairment charge of $5 million related to CCS long-lived assets, representing a full impairment of the stores net book value as the Company has determined that all the stores will close in the first quarter of 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 2, 2013. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

We have audited Foot Locker, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 2, 2013, and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2013, and our report dated April 1, 2013, expressed an unqualified opinion on these consolidated financial statements.

/s KPMG LLP

New York, New York
April 1, 2013

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 78 through 81.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:	/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer
Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2013, by the following persons on behalf of the Company and in the capacities indicated.

/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer	/s/ LAUREN B. PETERS Lauren B. Peters Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director
/s/ MAXINE CLARK Maxine Clark Director	/s/ JAMES E. PRESTON James E. Preston Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ ALLEN QUESTROM Allen Questrom Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ DAVID Y. SCHWARTZ David Y. Schwartz Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ GUILLERMO G. MARMOL Guillermo G. Marmol Director	/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009 filed by the Registrant with the SEC on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).
10.8	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K dated May 25, 2011 filed by the Registrant with the SEC on May 27, 2011).
10.9	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 28, 2013, filed by the Registrant with the SEC on April 1, 2013 (the “March 28, 2013 Form 8-K”)).
10.10	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the March 28, 2013 Form 8-K).
10.11	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.12	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.13	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.14	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.15	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.16	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.17	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).
10.18	Employment Agreement with Ken C. Hicks dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the June 26, 2009 Form 8-K).
10.19	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).
10.20	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the 2008 Form 10-K).
10.21	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K).
10.22	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).

Exhibit No. in Item 601 of Regulation S-K	Description
10.23	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.24	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).
10.25	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.26	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.27	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.28	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).
10.29	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.30	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.31	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.32	Foot Locker 2007 Stock Incentive Plan amended and restated as of May 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2010 filed by the Registrant with the SEC on May 25, 2010).
10.33	Amended and Restated Credit Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.34	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009).
10.35	Amended and Restated Security Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.36	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2010 filed by the Registrant with the SEC on November 12, 2010).
10.37	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.38	Bonus Waiver Letter for 2009 signed by Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2010 filed by the Registrant with the SEC on March 29, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. in Item 601 of Regulation S-K	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data Files *

*	Exhibits filed with this Form 10-K