Form 10-Q
period 2013-05-04
FOOT LOCKER INC
filed 2013-06-12
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

______________________________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 4, 2013

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

Number of shares of Common Stock outstanding at May 31, 2013: 150,764,252

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	May 4,	April 28,	February 2,
	2013	2012	2013
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,057	$859	$880
Short-term investments	48	50	48
Merchandise inventories	1,169	1,146	1,167
Other current assets	174	196	268
	2,448	2,251	2,363
Property and equipment, net	504	438	490
Deferred taxes	263	288	257
Goodwill	144	144	145
Other intangibles and other assets	106	117	112
	$3,465	$3,238	$3,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$352	$357	$298
Accrued expenses and other current liabilities	290	278	338
	642	635	636
Long-term debt	132	135	133
Other liabilities	216	255	221
	990	1,025	990
Shareholders’ equity
Common stock and paid-in capital: 167,899,536, 165,475,168, and 166,909,151 shares, respectively	877	807	856
Retained earnings	2,184	1,888	2,076
Accumulated other comprehensive loss	(189)	(196)	(171)
Less: Treasury stock at cost: 17,226,825, 13,936,123 and 16,839,222 shares, respectively	(397)	(286)	(384)
Total shareholders’ equity	2,475	2,213	2,377
	$3,465	$3,238	$3,367

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at February 2, 2013 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
Sales	$1,638	$1,578

Cost of sales	1,077	1,041
Selling, general and administrative expenses	315	306
Depreciation and amortization	31	29
Interest expense, net	1	1
Other income, net	(2)	—
	1,422	1,377

Income before income taxes	216	201
Income tax expense	78	73
Net income	$138	$128

Basic earnings per share:
Net income	$0.92	$0.84
Weighted-average common shares outstanding	150.4	151.8

Diluted earnings per share:
Net income	$0.90	$0.83
Weighted-average common shares assuming dilution	152.7	154.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
Net income	$138	$128

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $2 million and $2 million, respectively	(21)	7

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	—

Available for sale securities:
Unrealized gain	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 million and $1 million, respectively	2	2

Comprehensive income	$119	$137

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 4,	April 28,
	2013	2012
From Operating Activities:
Net income	$138	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	29
Share-based compensation expense	8	6
Excess tax benefits on share-based compensation	(4)	(5)
Change in assets and liabilities:
Merchandise inventories	(8)	(74)
Accounts payable	55	116
Other accruals	(46)	(29)
Other, net	77	(38)
Net cash provided by operating activities	251	133

From Investing Activities:
Lease termination gain	2	—
Purchases of short-term investments	(19)	(50)
Sales and maturities of short-term investments	19	—
Capital expenditures	(50)	(39)
Net cash used in investing activities	(48)	(89)

From Financing Activities:
Purchase of treasury shares	—	(27)
Issuance of common stock	6	14
Dividends paid	(30)	(28)
Excess tax benefits on share-based compensation	4	5
Net cash used in financing activities	(20)	(36)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(6)	—
Net change in Cash and Cash Equivalents	177	8
Cash and Cash Equivalents at beginning of year	880	851
Cash and Cash Equivalents at end of interim period	$1,057	$859

Cash paid during the period:
Interest	$—	$—
Income taxes	$15	$80

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2014 and of the fiscal year ended February 2, 2013. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 2, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure for the thirteen weeks ended May 4, 2013 is included in Note 4. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

We performed our annual goodwill impairment assessment during the first quarter of 2013, using a qualitative approach as permitted under Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair value and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Based on the results of the impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units substantially exceeded their respective carrying values and there are no reporting units at risk of impairment.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 4, 2013, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks ended May 4, 2013 and April 28, 2012 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

Sales

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Athletic Stores	$1,471	$1,437
Direct-to-Customers	167	141
Total sales	$1,638	$1,578

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Segment Information - (continued)

Operating Results

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Athletic Stores	$211	$207
Direct-to-Customers	23	18
Division profit	234	225
Less: Corporate expense, net	19	23
Operating profit	215	202
Interest expense, net	1	1
Other income (1)	2	—
Income before income taxes	$216	$201

(1)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

3. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and assets with indefinite lives performed during the first quarters of 2013 and 2012 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment. The change represents foreign exchange fluctuations.

	May 4,	April 28,	February 2,
Goodwill (in millions)	2013	2012	2013
Athletic Stores	$17	$17	$18
Direct-to-Customers	127	127	127
	$144	$144	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 4, 2013			April 28, 2012			February 2, 2013
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	Value	value	amort.	value
Amortized intangible assets:
Lease acquisition costs	$152	$(131)	$21	$161	$(139)	$22	$158	$(137)	$21
Trademarks	21	(10)	11	21	(9)	12	21	(9)	12
Favorable leases	4	(4)	—	7	(7)	—	5	(5)	—
CCS customer relationships	21	(19)	2	21	(14)	7	21	(18)	3
	$198	$(164)	$34	$210	$(169)	$41	$205	$(169)	$36

Indefinite life intangible assets:
Republic of Ireland trademark			1			1			1
CCS tradename			3			10			3
			$4			$11			$4
Other intangible assets, net			$38			$52			$40

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

For the thirteen-week period ended May 4, 2013, activity included amortization of $3 million, partially offset by lease acquisition additions of $1 million. The lease acquisition additions recorded during the period are being amortized over a weighted-average of 10 years.

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Amortization expense	$3	$4

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2013	$7
2014	5
2015	4
2016	3
2017	3
2018	3

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	May 4,	April 28,	February 2,
(in millions)	2013	2012	2013
Foreign currency translation adjustments	$61	$70	$82
Cash flow hedges	2	(1)	3
Unrecognized pension cost and postretirement benefit	(252)	(263)	(255)
Unrealized loss on available-for-sale security	—	(2)	(1)
	$(189)	$(196)	$(171)

The changes in accumulated other comprehensive loss for the thirteen weeks ended May 4, 2013 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of February 2, 2013	$82	3	(255)	(1)	$(171)

Other comprehensive income (loss) before reclassification	(21)	(1)	1	1	(20)

Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2

Other comprehensive income (loss)	(21)	(1)	3	1	(18)

Balance as of May 4, 2013	$61	2	(252)	—	$(189)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accumulated Other Comprehensive Loss – (continued)

Reclassifications from accumulated other comprehensive loss for the thirteen weeks ended May 4, 2013 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension amortization of actuarial loss	$4
Postretirement amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 8)	3
Income tax expense	(1)
Net of tax	$2

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and forward foreign exchange contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was $1 million for the thirteen weeks ended May 4, 2013 and was not significant for the thirteen weeks ended April 28, 2012. The notional value of the contracts outstanding at May 4, 2013 was $59 million and these contracts extend through January 2014.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value were not significant for any of the periods presented. The notional value of the contract outstanding at May 4, 2013 was $10 million and this contract extends through July 2013.

The Company also enters into foreign exchange forward contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at May 4, 2013 was $29 million and these contracts extend through June 2013.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at May 4, 2013 was $3 million and these contracts extend through November 2013.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	May 4,	April 28,	February 2,
(in millions)	Caption	2013	2012	2013
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$2	$—	$4
Foreign exchange forward contracts	Current liabilities	$—	$2	$—

Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$—	$2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At May 4, 2013			At April 28, 2012			At February 2, 2013
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$48	$—	$—	$50	$—	$—	$48	$—
Auction rate security	—	6	—	—	5	—	—	6	—
Foreign exchange forward contracts	—	3	—	—	—	—	—	6	—
Total Assets	$—	$57	$—	$—	$55	$—	$—	$60	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	2	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$2	$—	$—	$—	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of May 4, 2013, the Company held $54 million of available-for-sale securities, which was comprised of $48 million of short-term investments and a $6 million auction rate security, which is included in other assets.

Short-term investments represent corporate bonds with maturity dates within one year from the purchase date. These securities are valued using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2 instruments.

The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements – (continued)

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt were as follows:

	May 4,	April 28,	February 2,
(in millions)	2013	2012	2013
Carrying value	$132	$135	$133
Fair value	$151	$147	$152

The fair value of long-term debt is determined using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore is classified as Level 2.

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

7. Earnings Per Share

The Company accounts for and discloses net earnings per share using the treasury stock method. The Company’s basic earnings per share is computed by dividing the Company’s reported net income for the period by the weighted-average number of common shares outstanding at the end of the period. The Company’s restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents. The Company’s basic and diluted weighted-average number of common shares outstanding was as follows:

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Weighted-average common shares outstanding	150.4	151.8
Effect of Dilution:
Stock options and awards	2.3	2.5
Weighted-average common shares assuming dilution	152.7	154.3

Options to purchase 0.5 million shares of common stock were not included in the computation for the thirteen weeks ended May 4, 2013. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. Substantially all options to purchase common stock outstanding as of April 28, 2012 were included in the computation of diluted earnings per share. As of May 4, 2013, contingently issuable shares of 0.5 million have not been included as the vesting conditions have not been satisfied.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Pension and Postretirement Plans – (continued)

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension		Postretirement
	Benefits		Benefits
	May 4,	April 28,	May 4,	April 28,
(in millions)	2013	2012	2013	2012
Service cost	$4	$3	$—	$—
Interest cost	6	7	—	—
Expected return on plan assets	(10)	(10)	—	—
Amortization of net loss (gain)	4	4	(1)	(1)
Net benefit expense (income)	$4	$4	$(1)	$(1)

No pension contributions to the U.S. or Canadian qualified plans were made during the thirteen weeks ended May 4, 2013 and April 28, 2012. The Company continually evaluates the amount and timing of any future contributions. The Company expects to contribute $2 million in 2013 to the Canadian qualified plan. Additional contributions will depend on the plan asset performance and other factors.

9. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $8 million and $6 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The associated tax benefits recognized for the thirteen weeks ended May 4, 2013 and April 28, 2012 were $1 million and $2 million, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $4 million and $5 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, and are classified as a financing activity within the Condensed Consolidated Statements of Cash Flows.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	May 4,	April 28,	May 4,	April 28,
	2013	2012	2013	2012
Weighted-average risk free rate of interest	1.02%	1.50%	0.22%	0.21%
Expected volatility	42%	43%	40%	35%
Weighted-average expected award life	6.0 years	5.5 years	1.0 year	1.0 year
Dividend yield	2.3%	2.3%	2.4%	2.7%
Weighted-average fair value	$10.98	$10.14	$6.66	$4.90

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 4, 2013:

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	5,907		$19.93
Granted	1,126		34.24
Exercised	(346)		17.78
Expired or cancelled	(19)		24.68
Options outstanding at May 4, 2013	6,668	6.90	$22.44
Options exercisable at May 4, 2013	4,418	5.74	$18.61
Options available for future grant at May 4, 2013	3,621

	Thirteen weeks ended
	May 4,	April 28,
Intrinsic value of stock options (in millions)	2013	2012
Exercised	$5	$11
Outstanding	$86	$79
Outstanding and exercisable	$74	$58

The cash received from option exercises for the thirteen weeks ended May 4, 2013 and April 28, 2012 was $6 million and $14 million, respectively. The total tax benefit realized from stock option exercises was $2 million and $4 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The following table summarizes information about stock options outstanding and exercisable at May 4, 2013:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	1,988	6.36	$12.76	1,988	$12.76
$15.74	$23.42	1,763	6.82	$19.72	1,295	$20.02
$23.63	$30.92	1,782	5.66	$28.42	1,135	$27.27
$31.79	$35.50	1,135	9.90	$34.24	—	$—
$9.85	$35.50	6,668	6.90	$22.44	4,418	$18.61

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

Changes in the Company’s nonvested options for the thirteen weeks ended May 4, 2013 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	2,314	$23.18
Granted	1,126	34.24
Vested	(1,171)	20.77
Expired or cancelled	(19)	24.68
Nonvested at May 4, 2013	2,250	$29.95

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million for both the thirteen weeks ended May 4, 2013 and April 28, 2012. As of May 4, 2013, there was $16 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.57 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of May 4, 2013, 1,009,157 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

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

Restricted shares and units activity for the thirteen weeks ended May 4, 2013 and April 28, 2012 is summarized as follows:

	Number of Shares and Units
(in thousands)	May 4, 2013	April 28, 2012
Outstanding at beginning of period	1,564	2,068
Granted	326	244
Vested	(460)	(460)
Cancelled or forfeited	(12)	—
Outstanding at end of period	1,418	1,852
Aggregate value (in millions)	$35	$33
Weighted-average remaining contractual life	1.34 years	1.44 years

The weighted-average grant-date fair value per share was $34.24 and $30.89 for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The total value of awards for which restrictions lapsed during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $6 million and $5 million, respectively. As of May 4, 2013, there was $15 million of total unrecognized compensation cost related to nonvested restricted awards.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $5 million and $3 million for the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively.

10. Subsequent Event

On May 8, 2013, the Company signed a definitive agreement to acquire Runners Point Warenhandelsges. mbH, (“Runners Point Group”) a specialty athletic store and online retailer based in Recklinghausen, Germany, for total cash consideration of approximately $94 million. The transaction is subject to review by merger control authorities in Germany. During the thirteen weeks ended May 4, 2013, the Company incurred $1 million of transaction costs.

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

STORE COUNT

At May 4, 2013, the Company operated 3,321 stores as compared with 3,335 and 3,360 stores at February 2, 2013 and April 28, 2012, respectively. During the thirteen weeks ended May 4, 2013, the Company opened 25 stores, remodeled or relocated 64 stores and closed 39 stores.

The 22 CCS stores did not close during the first quarter of 2013 as was previously anticipated and announced. They are scheduled to close in early June, with the majority of the locations converting to other formats.

A total of 45 franchised stores were operating at May 4, 2013, as compared with 42 and 36 stores at February 2, 2013 and April 28, 2012, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and have been open for more than one year. The computation of comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

The following table summarizes results by segment:

Sales

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Athletic Stores	$1,471	$1,437
Direct-to-Customers	167	141
Total sales	$1,638	$1,578

Operating Results

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Athletic Stores	$211	$207
Direct-to-Customers	23	18
Division profit	234	225
Less: Corporate expense, net	19	23
Operating profit	215	202
Interest expense, net	1	1
Other income (1)	2	—
Income before income taxes	$216	$201

(1)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $60 million, or 3.8 percent, to $1,638 million for the thirteen weeks ended May 4, 2013, from $1,578 million for the thirteen weeks ended April 28, 2012. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 4.1 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 5.2 percent for the thirteen weeks ended May 4, 2013.

Gross margin, as a percentage of sales, increased to 34.2 percent for the thirteen weeks ended May 4, 2013 as compared with 34.0 percent in the corresponding prior-year period. As a percent of sales, the cost of merchandise for the thirteen weeks ended May 4, 2013 decreased by 20 basis points as compared with the corresponding prior-year period, primarily reflecting a lower markdown rate offset, in part, by lower initial markups. In addition, the occupancy and buyers compensation expense rate decreased by 10 basis points, reflecting improved leverage of fixed costs. These improvements were partially offset by lower margin rate on shipping and handling. Vendor allowances were not significant for any of the periods presented.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 2.4 percent to $1,471 million for the thirteen weeks ended May 4, 2013, as compared with the corresponding prior-year period of $1,437 million. Excluding the effect of foreign currency fluctuations, sales from athletic store divisions increased 2.7 percent for the thirteen weeks ended May 4, 2013, as compared with the corresponding prior-year period. Comparable-store sales increased by 3.8 percent for the thirteen weeks ended May 4, 2013. All banners within this segment, with the exception of Lady Foot Locker, experienced comparable-store sales gains, led by Kids Foot Locker and domestic Foot Locker. Basketball continued to be the biggest driver of growth, with Jordan retro and lifestyle products, as well key marquee player shoes, performing well. The basketball category also benefitted our European operations, which experienced a low-single digit comparable-store sales increase.

The Kids Foot Locker business continues to benefit from its new store design and innovative product offerings. The remodeled stores help create a kid-friendly environment, with a “Pro Zone” and hero-sized footprints, aimed to entertain young customers. In addition, the Company is expanding and diversifying the children’s assortment in particular by emphasizing branded apparel and accessories, and offering more casual and running footwear styles.

Lady Foot Locker’s sales declined due to a comparable-stores sales decline and a lower store count. During the first quarter of 2013, 21 underperforming stores were closed. Overall, sales of women’s footwear, apparel, and accessories declined in the first quarter. The 14 remodeled Lady Foot Locker locations, as well as the 3 new SIX:02 stores, which opened during the fourth quarter of 2012, have been outperforming the rest of the Lady Foot Locker chain. Management continues to review the women’s business in light of results of the test locations and continues to implement various initiatives intended to improve future performance and attract the athletically-active woman.

Athletic Stores division profit increased 1.9 percent for the thirteen weeks ended May 4, 2013, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 14.3 percent for the thirteen weeks ended May 4, 2013 as compared with 14.4 percent for the corresponding prior-year period. This primarily reflects improved sales and an improved gross margin rate driven by improved leverage of fixed occupancy expenses. The improvement in gross margin was partially offset by an increase in expense, which was primarily the result of a higher allocation of corporate expense, discussed more fully below.

Direct-to-Customers

Direct-to-Customers sales increased by 18.4 percent to $167 million for the thirteen weeks ended May 4, 2013, as compared with the corresponding prior-year period of $141 million. Sales on a comparable basis, due to the shift related to the 53rd week in 2012, were not significantly different and represented an increase of 18.2 percent. The increase was primarily a result of continued strong sales performance of the Company’s store-banner websites coupled with continued growth in Eastbay’s sales. Sales at each of the store-banner websites increased significantly, with the total increase approximating 50 percent.

Direct-to-Customers division profit for the thirteen weeks ended May 4, 2013 increased by $5 million to $23 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 13.8 percent for the thirteen weeks ended May 4, 2013 as compared with 12.8 percent for the corresponding prior-year period. The increase primarily reflects higher sales partially offset by a slightly lower gross margin rate attributable to lower shipping and handling revenue. This decline was offset by expense rate improvements.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses (“SG&A”), as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended May 4, 2013 decreased by $4 million to $19 million from the corresponding prior-year period. The decline is primarily as a result of a reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased thereby reducing corporate expense. This decrease was partially offset by $1 million of transaction costs related to the Company’s pending acquisition of Runners Point Group.

Selling, General and Administrative

SG&A of $315 million increased by $9 million or 2.9 percent, for the thirteen weeks ended May 4, 2013 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 19.2 percent for the thirteen weeks ended May 4, 2013, as compared with 19.4 percent in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $10 million for the thirteen weeks ended May 4, 2013, as compared with the corresponding prior-year period. This increase primarily represents increased variable costs to support sales, such as store wages. The Company also continued its marketing and advertising spending, which increased by $3 million as compared to the prior-year period. Included in SG&A during the first quarter of 2013, is $1 million of transaction costs related to the Company’s pending acquisition of Runners Point Group as noted above in the discussion of corporate expense.

Depreciation and Amortization

Depreciation and amortization increased by $2 million in the first quarter of 2013 to $31 million as compared with $29 million for the first quarter of 2012, reflecting increased capital spending on store improvements and technology. The effect of foreign currency fluctuations was not significant.

Interest Expense

	Thirteen weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Interest expense	$3	$3
Interest income	(2)	(2)
Interest expense, net	$1	$1

Interest expense and interest income were unchanged as compared with the prior year.

Income Taxes

For the thirteen weeks ended May 4, 2013, the Company recorded an income tax provision of $78 million, which represents an effective tax rate of 36.1 percent, compared to the prior-year income tax provision of $73 million, which represented an effective tax rate of 36.4 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for both periods included tax benefits of $2 million from reserve releases due to the settlements of tax examinations. Excluding these nonrecurring benefits, the effective tax rate for the thirteen weeks ended May 4, 2013 decreased modestly as compared with the corresponding prior-year period, due primarily to the effect of certain recently implemented tax planning initiatives.

The Company currently expects its full year tax rate to approximate 37 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

Reconciliation of Non-GAAP Measures

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. In the first quarter of 2013, the Company recorded approximately $1 million, or $0.01 per diluted share, for transaction costs associated with the pending acquisition of Runners Point Group. Accordingly, the Company has excluded these costs to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

Net Income

Net income of $138 million, or $0.90 per diluted share, for the thirteen weeks ended May 4, 2013 increased by $0.07 per diluted share from $128 million, or $0.83 per share last year. The improved performance represents a 25 percent flow-through of increased sales to pre-tax income, reflecting leveraging of fixed costs, and controlling operating expenses.

Presented below are GAAP and non-GAAP results, as more fully described above.

	Thirteen weeks ended
	May 4,	April 28
(in millions)	2013	2012
Net income	$138	$128
Diluted EPS	$0.90	$0.83

Net income (non-GAAP)	$139	$128
Diluted EPS (non-GAAP)	$0.91	$0.83

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

Operating Activities

Net cash provided by operating activities was $251 million and $133 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. Due to the shift caused by the 53rd week in 2012, merchandise inventory purchases were accelerated into 2012 to support the sales for February, whereas in the prior year those purchases occurred in the subsequent first quarter. Additionally, the timing of certain income tax payments shifted out of the first quarter of 2013 into the early part of second quarter. Cash paid for income taxes declined $65 million to $15 million for the thirteen weeks ended May 4, 2013.

Investing Activities

For the thirteen weeks ended May 4, 2013, net cash used in investing activities was $48 million, reflecting $50 million in capital expenditures, partially offset by the receipt of $2 million related to lease termination gains related to exiting certain European leases. The Company’s full year forecast for capital expenditures is $217 million, which includes $173 million related to the remodeling or relocation of existing stores and 86 new store openings, as well as $44 million for the development of information systems, websites, and infrastructure.

Financing Activities

Net cash used in financing was $20 million and $36 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The Company declared and paid dividends during the first quarters of 2013 and 2012 of $30 million and $28 million, respectively. This represents a quarterly rate of $0.20 and $0.18 per share for 2013 and 2012, respectively. The Company did not repurchase any common stock in the first quarter of 2013 because of the ongoing negotiations related to the pending acquisition of Runners Point Group, however the Company plans to reinitiate its share repurchase program in the second quarter. During the first quarter of 2012, the Company repurchased 878,700 shares of its common stock for $27 million. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $6 million and $14 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $4 million and $5 million as a financing activity for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure for the thirteen weeks ended May 4, 2013 is included in Note 4. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

We performed our annual goodwill impairment assessment during the first quarter of 2013, using a qualitative approach as permitted under Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair value and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Based on the results of the impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units substantially exceeded their respective carrying values and there are no reporting units at risk of impairment.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2012 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 4, 2013 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended May 4, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois in 2011, Kissinger filed in state court of California, Ghattas filed in state court of California, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and continues to have discussions with plaintiff’s counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserted claims for: (a) breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA); (b) violation of the statutory provisions governing the content of the Summary Plan Description; (c) violation of the notice provision of Section 204(h) of ERISA; and (d) violation of ERISA’s age discrimination provisions. In September 2009, the court granted the Company's motion to dismiss the Section 204(h) claim and the age discrimination claim. In December 2012, the court granted the Company’s motion for summary judgment on the remaining two claims, dismissing the action. Plaintiff has appealed to the U.S. Court of Appeals for the 2nd Circuit. Because of the inherent uncertainties of such matters and the current status of this case, the Company is currently unable to make an estimate of loss or range of loss for this case.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation, Hill, Cortes, Kissinger, Ghattas, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended May 4, 2013.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
February 3, 2013 through March 2, 2013	149,357	$34.35	—	$600,000,000
March 3, 2013 through April 6, 2013	238,246	$33.31	—	$600,000,000
April 7, 2013 through May 4, 2013	—	$—	—	$600,000,000
	387,603	$33.71	—

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock and restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2013, the Company’s Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 12, 2013	(Company)

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

