Form 10-Q
period 2013-08-03
FOOT LOCKER INC
filed 2013-09-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 3, 2013

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

Number of shares of Common Stock outstanding at August 30, 2013: 148,495,431

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	August 3,	July 28,	February 2,
	2013	2012	2013
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$789	$770	$880
Short-term investments	47	50	48
Merchandise inventories	1,306	1,231	1,167
Other current assets	243	199	268
	2,385	2,250	2,363
Property and equipment, net	552	447	490
Deferred taxes	265	284	257
Goodwill	194	143	145
Other intangibles and other assets	115	110	112
	$3,511	$3,234	$3,367
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$418	$391	$298
Accrued expenses and other current liabilities	309	278	338
Current portion of capital lease obligations	3	—	—
	730	669	636
Long-term debt and obligations under capital leases	138	133	133
Other liabilities	217	253	221
	1,085	1,055	990
Shareholders’ equity
Common stock and paid-in capital: 168,480,940, 165,819,340 and 166,909,151 shares, respectively	895	819	856
Retained earnings	2,220	1,920	2,076
Accumulated other comprehensive loss	(192)	(241)	(171)
Less: Treasury stock at cost: 20,005,809, 14,959,322 and 16,839,222 shares, respectively	(497)	(319)	(384)
Total shareholders’ equity	2,426	2,179	2,377
	$3,511	$3,234	$3,367

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Sales	$1,454	$1,367	$3,092	$2,945

Cost of sales	1,001	939	2,078	1,980
Selling, general and administrative expenses	314	306	629	612
Depreciation and amortization	31	29	62	58
Other charges	2	—	2	—
Interest expense, net	1	1	2	2
Other income	(1)	(1)	(3)	(1)
	1,348	1,274	2,770	2,651

Income before income taxes	106	93	322	294
Income tax expense	40	34	118	107
Net income	$66	$59	$204	$187

Basic earnings per share	$0.44	$0.39	$1.36	$1.23
Weighted-average common shares outstanding	149.5	151.4	149.9	151.6

Diluted earnings per share	$0.44	$0.39	$1.34	$1.21
Weighted-average common shares assuming dilution	151.4	153.9	152.1	154.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net income	$66	$59	$204	$187

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(6)	(49)	(27)	(42)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	(1)	—	(1)

Available for sale securities:
Unrealized gain/(loss)	(1)	1	—	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $2, $1, $3, and $2 million, respectively	2	2	4	4

Comprehensive income	$62	$12	$181	$149

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Twenty-six weeks ended
	August 3,	July 28
	2013	2012
From Operating Activities:
Net income	$204	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	58
Share-based compensation expense	13	10
Qualified pension plan contributions	(2)	—
Excess tax benefits on share-based compensation	(7)	(6)
Change in assets and liabilities:
Merchandise inventories	(109)	(177)
Accounts payable	100	155
Other accruals	(28)	(30)
Other, net	7	(36)
Net cash provided by operating activities	240	161

From Investing Activities:
Lease termination gains	2	—
Sales and maturities of short-term investments	23	7
Purchases of short-term investments	(23)	(57)
Capital expenditures	(107)	(87)
Purchase of business, net of cash acquired	(84)	—
Net cash used in investing activities	(189)	(137)

From Financing Activities:
Purchase of treasury shares	(100)	(65)
Dividends paid	(60)	(55)
Issuance of common stock	15	20
Treasury stock issued under employee stock purchase plan	3	5
Excess tax benefits on share-based compensation	7	7
Reduction in long-term debt	—	(2)
Net cash used in financing activities	(135)	(90)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(7)	(15)
Net change in Cash and Cash Equivalents	(91)	(81)
Cash and Cash Equivalents at beginning of year	880	851
Cash and Cash Equivalents at end of interim period	$789	$770

Cash paid during the period:
Interest	$5	$5
Income taxes	$99	$137

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

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure is included in Note 5. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

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

2. Acquisition

Effective beginning on July 7, 2013, the Company completed its acquisition of 100 percent of the shares of Runners Point Warenhandelsgesellschaft mbH, (“Runners Point Group”) a specialty athletic store and online retailer based in Recklinghausen, Germany. The aggregate purchase price paid for the acquisition was $87 million in cash, subject to adjustment for finalization of the value of the net assets acquired. Runners Point Group operates 194 stores in Germany, Austria, and the Netherlands. Additionally, there are 24 Runners Point Group franchise stores operating in Germany and Switzerland. The acquisition is intended to enhance the Company’s position in Germany and also provide additional banners to further diversify and expand the Company’s European business. Also, the addition of the strong digital capabilities of Tredex, the e-commerce subsidiary of Runners Point Group, allows for the potential of accelerated e-commerce growth in Europe.

The results of Runners Point Group are included in our consolidated financial statements since the acquisition date.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition – (continued)

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired, based on the exchange rate in effect at the date of our acquisition of Runners Point Group. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of our detailed valuations, including the valuations of trademarks, tradenames, customer lists, and other intangibles.

(in millions)
Cash and cash equivalents	$3
Inventory	40
Other current assets	10
Property and equipment	20
Other long-term assets	9
Accounts payable and other accruals	(34)
Obligations under capital leases	(9)
Other long-term liabilities	(1)
Goodwill (1)	49
Total purchase price	$87

(1)	As of August 3, 2013, the U.S. dollar value of goodwill increased to $50 million.

The Company is assessing the tax deductibility of the goodwill related to the acquisition.

3. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of August 3, 2013, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. Sales and division results for the Company’s reportable segments for the thirteen weeks and twenty-six weeks ended August 3, 2013 and July 28, 2012 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

As discussed in Note 2, Acquisition, the Company acquired Runners Point Group during the second quarter of 2013. Sales and division results for the Runners Point Group stores, including Runners Point, Sidestep and Run2, are included in the Athletic Stores segment since the date of acquisition. Sales and division results for Tredex, a direct-to-customer subsidiary of Runners Point Group, are included in the Direct-to-Customers segment since the date of acquisition.

	Thirteen weeks ended		Twenty-six weeks ended
Sales	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Athletic Stores	$1,313	$1,248	$2,784	$2,685
Direct-to-Customers	141	119	308	260
Total sales	$1,454	$1,367	$3,092	$2,945

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (continued)

	Thirteen weeks ended		Twenty-six weeks ended
Operating Results	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Athletic Stores (1)	$116	$107	$327	$314
Direct-to-Customers	10	11	33	29
Division profit	126	118	360	343
Less: Corporate expense, net	20	25	39	48
Operating profit	106	93	321	295
Other income (2)	1	1	3	1
Interest expense, net	1	1	2	2
Income before income taxes	$106	$93	$322	$294

(1)	Included in the Athletic Stores segment for both the thirteen and twenty-six weeks ended August 3, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.

(2)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

During the second quarter of 2013 the Company closed all 22 of its CCS stores. Of these stores, 8 have been converted to other store formats as of August 3, 2013 and 6 will be converted to other store formats by the end of the year. The CCS store closures are not presented as part of discontinued operations as the operations and cash flows related to the majority of the closed stores are expected to continue through other store formats and the Company’s websites. The Company will continue to operate the CCS catalog and e-commerce website.

4. Goodwill and Other Intangible Assets

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

Goodwill as of August 3, 2013 includes $50 million relating to the acquisition of Runners Point Group. Other changes include foreign exchange fluctuations.

	August 3,	July 28,	February 2,
Goodwill (in millions)	2013	2012	2013
Athletic Stores (1)	$67	$16	$18
Direct-to-Customers	127	127	127
	$194	$143	$145

(1)	The entire amount of goodwill related to the acquisition was preliminarily allocated to the Athletic Stores segment and is subject to change based on the finalization of our detailed valuations.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets - (continued)

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 3, 2013			July 28, 2012			February 2, 2013
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	Value	amort.	value	Value	amort.	value
Amortized intangible assets:
Lease acquisition costs	$154	$(134)	$20	$152	$(131)	$21	$158	$(137)	$21
Trademarks	21	(10)	11	21	(9)	12	21	(9)	12
Favorable leases	4	(4)	—	5	(5)	—	5	(5)	—
CCS customer relationships	21	(20)	1	21	(16)	5	21	(18)	3

	$200	$(168)	$32	$199	$(161)	$38	$205	$(169)	$36

Indefinite life intangible assets:
Republic of Ireland trademark			1			1			1
CCS tradename			3			10			3
			$4			$11			$4
Other intangible assets, net			$36			$49			$40

For the twenty-six week period ended August 3, 2013, activity included amortization of $6 million, partially offset by lease acquisition additions of $2 million. The lease acquisition additions recorded during the period are being amortized over a weighted-average of 10 years.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Amortization expense	$3	$3	$6	$7

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2013	$4
2014	5
2015	4
2016	3
2017	3
2018	3

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	August 3,	July 28,	February 2,
(in millions)	2013	2012	2013
Foreign currency translation adjustments	$55	$21	$82
Cash flow hedges	3	(2)	3
Unrecognized pension cost and postretirement benefit	(249)	(259)	(255)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(192)	$(241)	$(171)

The changes in accumulated other comprehensive loss for the twenty-six week period ended August 3, 2013 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available- for-sale security	Total
Balance as of February 2, 2013	$82	$3	$(255)	$(1)	$(171)
Other comprehensive income (loss) before reclassification	(27)	—	2	—	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	4	—	4
Other comprehensive income (loss)	(27)	—	6	—	(21)

Balance as of August 3, 2013	$55	$3	$(249)	$(1)	$(192)

Reclassifications from accumulated other comprehensive loss for the twenty-six week period ended August 3, 2013 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension amortization of actuarial loss	$8
Postretirement amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 9)	7
Income tax expense	3
Net of tax	$4

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of entering into contracts only with major financial institutions, selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument.

Additional information is contained within Note 7, Fair Value Measurements.

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a loss of $1 million for the thirteen weeks ended August 3, 2013, and was not significant for the twenty-six weeks ended August 3, 2013. The net change resulted in a gain of $1 million for both the thirteen weeks and twenty-six weeks ended July 28, 2012. The notional value of the contracts outstanding at August 3, 2013 was $57 million and these contracts extend through July 2014.

Derivative Holdings Designated as Non-Hedges

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid and changes in the fair market value were not significant for any of the periods presented. There were no options outstanding at August 3, 2013.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments - (continued)

The Company also enters into foreign exchange forward contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at August 3, 2013 was $32 million and these contracts extend through December 2013.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at August 3, 2013 was $1 million and these contracts extend through November 2013.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	August 3,	July 28,	February 2,
(in millions)	Caption	2013	2012	2013
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$3	$—	$4
Foreign exchange forward contracts	Current liabilities	$—	$2	$—

Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$—	$2
Foreign exchange forward contracts	Current liabilities	$—	$1	$—

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At August 3, 2013			At July 28, 2012			At February 2, 2013
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$47	$—	$—	$50	$—	$—	$48	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	4	—	—	—	—	—	6	—
Total Assets	$—	$57	$—	$—	$56	$—	$—	$60	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	3	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$3	$—	$—	$—	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of August 3, 2013, the Company held $53 million of available-for-sale securities, which was comprised of $47 million of short-term investments and a $6 million auction rate security, which is included in other assets.

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

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	August 3,	July 28,	February 2,
(in millions)	2013	2012	2013
Carrying value (1)	$141	$133	$133
Fair value (1)	$165	$143	$152

(1)	In connection with the acquisition of Runners Point Group in the second quarter of 2013, the Company recognized capital leases. These were existing agreements primarily related to the financing of certain store fixtures. Accordingly, $9 million is included in the total above; $3 million is classified as short-term and $6 million is classified as long-term.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore is classified as Level 2.

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

8. Earnings Per Share

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

The Company’s basic and diluted weighted-average number of common shares outstanding was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Weighted-average common shares outstanding	149.5	151.4	149.9	151.6
Effect of Dilution:
Stock options and awards	1.9	2.5	2.2	2.5
Weighted-average common shares assuming dilution	151.4	153.9	152.1	154.1

Options to purchase 1.2 million and 0.9 million shares of common stock were not included in the computation for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. Options to purchase 0.8 million and 0.7 million shares of common stock were not included in the computation for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. As of August 3, 2013, contingently issuable shares of 0.4 million have not been included as the vesting conditions have not been satisfied.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 3,	July 28,	August 3,	July 28,	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$3	$4	$7	$7	$—	$—	$—	$—
Interest cost	7	7	13	14	—	—	—	—
Expected return on plan assets	(10)	(10)	(20)	(20)	—	—	—	—
Amortization of net loss (gain)	4	4	8	8	—	(1)	(1)	(2)
Net benefit expense (income)	$4	$5	$8	$9	$—	$(1)	$(1)	$(2)

During the second quarter of 2013, the Company made a $2 million contribution to the Canadian qualified plan. No pension contributions to the U.S. qualified plan were made during the twenty-six weeks ended August 3, 2013 and July 28, 2012. The Company continually evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

10. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $5 million for the thirteen weeks ended August 3, 2013, $4 million for the thirteen weeks ended July 28, 2012, and was $13 million and $10 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The associated tax benefits recognized for the thirteen weeks ended August 3, 2013 and July 28, 2012 were $3 million and $1 million, respectively. The associated tax benefit recognized was $4 million for the twenty-six weeks ended August 3, 2013 and $3 million for the twenty-six weeks ended July 28, 2012. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $7 million for both the twenty-six weeks ended August 3, 2013 and July 28, 2012 and are classified as a financing activity within the Condensed Consolidated Statements of Cash Flows.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Twenty-six weeks ended		Stock Purchase Plan Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Weighted-average risk free rate of interest	1.02%	1.50%	0.17%	0.21%
Expected volatility	42%	43%	40%	37%
Weighted-average expected award life	6.0 years	5.5 years	1.0 year	1.0 year
Dividend yield	2.3%	2.3%	2.3%	2.6%
Weighted-average fair value	$10.99	$10.13	$5.79	$5.52

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended August 3, 2013:

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	5,907		$19.93
Granted	1,154		34.25
Exercised	(780)		18.69
Expired or cancelled	(42)		29.20
Options outstanding at August 3, 2013	6,239	6.74	$22.67
Options exercisable at August 3, 2013	4,037	5.54	$18.62
Options available for future grant at August 3, 2013	3,313

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
Intrinsic value of stock options (in millions)	2013	2012	2013	2012
Exercised	$8	$4	$13	$15
Outstanding			$91	$94
Outstanding and exercisable			$75	$68

The cash received from option exercises for the thirteen and twenty-six weeks ended August 3, 2013 was $9 million and $15 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 28, 2012 was $6 million and $20 million, respectively. The total tax benefit realized from option exercises was $2 million and $4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, and was $1 million and $5 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

The following table summarizes information about stock options outstanding and exercisable at August 3, 2013:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	1,799	6.09	$12.60	1,799	$12.60
$15.74	$23.42	1,664	6.51	$19.75	1,210	$20.08
$23.63	$30.92	1,628	5.68	$28.60	1,021	$27.37
$31.79	$36.59	1,148	9.61	$34.26	7	$34.17
$9.85	$36.59	6,239	6.74	$22.67	4,037	$18.62

Changes in the Company’s nonvested options for the twenty-six weeks ended August 3, 2013 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	2,314	$23.18
Granted	1,154	34.25
Vested	(1,224)	20.97
Expired or cancelled	(42)	29.20
Nonvested at August 3, 2013	2,202	$30.10

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million and $6 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, and was $2 million and $5 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively. As of August 3, 2013, there was $13 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.35 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of August 3, 2013, 1,008,542 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

Restricted share and unit activity for the twenty-six weeks ended August 3, 2013 and July 28, 2012 is summarized as follows:

	Number of Shares and Units
(in thousands)	August 3, 2013	July 28, 2012
Outstanding at beginning of period	1,564	2,068
Granted	440	264
Vested	(639)	(482)
Cancelled or forfeited	(12)	—
Outstanding at end of period	1,353	1,850
Aggregate value (in millions)	$36	$33
Weighted-average remaining contractual life	1.33 years	1.20 years

The weighted-average grant-date fair value per share was $34.59 and $30.75 for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was $9 million and $5 million, respectively. As of August 3, 2013, there was $16 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $2 million for both the thirteen weeks ended August 3, 2013 and July 28, 2012, and $7 million and $5 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, whose formats include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, as well as the retail stores of Runners Point Group, including Runners Point, Sidestep, and Run2, which was acquired during the second quarter of 2013. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamservices.com, ccs.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footaction.com, and champssports.com). Additionally, this segment includes Tredex, the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep.com, and sp24.com.

STORE COUNT

At August 3, 2013, the Company operated 3,495 stores as compared with 3,335 and 3,354 stores at February 2, 2013 and July 28, 2012, respectively. Store count as of August 3, 2013 includes 194 Runners Point Group stores under the Runners Point, Sidestep, and Run2 banners. Excluding the acquired locations, the Company opened 49 stores, remodeled or relocated 153 stores and closed 83 stores during the twenty-six weeks ended August 3, 2013. As previously announced, the Company closed all of its 22 CCS stores, included in the total store closures above, during the second quarter of 2013.

A total of 69 franchised stores were operating at August 3, 2013, as compared with 42 and 37 stores at February 2, 2013 and July 28, 2012, respectively. Included in the most recent number of franchised stores are 24 franchised Runners Point Group stores operating in Germany and Switzerland. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of Runners Point Group have been excluded from the computation of comparable-store sales.

The following table summarizes results by segment:

	Thirteen weeks ended		Twenty-six weeks ended
Sales	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Athletic Stores	$1,313	$1,248	$2,784	$2,685
Direct-to-Customers	141	119	308	260
Total sales	$1,454	$1,367	$3,092	$2,945

	Thirteen weeks ended		Twenty-six weeks ended
Operating Results	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Athletic Stores (1)	$116	$107	$327	$314
Direct-to-Customers	10	11	33	29
Division profit	126	118	360	343
Less: Corporate expense, net	20	25	39	48
Operating profit	106	93	321	295
Other income (2)	1	1	3	1
Interest expense, net	1	1	2	2
Income before income taxes	$106	$93	$322	$294

(1)	Included in the Athletic Stores segment for both the thirteen and twenty-six weeks ended August 3, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.

(2)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $87 million, or 6.4 percent, to $1,454 million for the thirteen weeks ended August 3, 2013 from $1,367 million for the thirteen weeks ended July 28, 2012. For the twenty-six weeks ended August 3, 2013, sales of $3,092 million increased 5.0 percent from sales of $2,945 million for the twenty-six week period ended July 28, 2012. The total increase reflects the shift caused by the 53rd week in 2012 as well as the addition of the Runners Point Group since the date of acquisition.

Excluding the effect of foreign currency fluctuations, total sales for the thirteen week and twenty-six week periods increased 5.9 percent and 4.9 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 1.8 percent and 3.5 percent for the thirteen weeks and twenty-six weeks ended August 3, 2013, respectively.

Gross margin, as a percentage of sales, decreased to 31.2 percent for the thirteen weeks ended August 3, 2013, as compared with 31.3 percent in the corresponding prior-year period. As a percentage of sales, the cost of merchandise for the thirteen weeks ended August 3, 2013 increased by 20 basis points as compared with the prior year period, primarily reflecting a decrease in the initial markup rate. This increase was partially offset by an improvement of 10 basis points from leveraging of occupancy and buying costs.

Gross margin, as a percentage of sales, remained unchanged at 32.8 percent for the twenty-six weeks ended August 3, 2013 and July 28, 2012.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 5.2 percent to $1,313 million and 3.7 percent to $2,784 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, sales from athletic stores increased 4.7 percent and 3.6 percent for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 0.5 percent and 2.2 percent for the thirteen and twenty-six weeks ended August 3, 2013, respectively. Sales in the U.S., Australia, New Zealand, and Europe increased, while sales in Canada were essentially flat. Sales in the U.S. for the thirteen weeks and twenty-six weeks ended August 3, 2013, were primarily driven by Kids Foot Locker, which posted strong comparable-store gains. The children’s footwear category was a key driver across multiple banners, as basketball styles performed very well.

Foot Locker Europe also posted a strong comparable-store gain for the thirteen weeks ended August 3, 2013 and a low single-digit comparable-store increase for the twenty-six weeks ended August 3, 2013. These increases were primarily related to sales of men’s basketball and running styles. In addition, Foot Locker Europe’s results include $20 million in sales for the athletic stores related to Runners Point Group, representing the one month of activity since the acquisition.

Lady Foot Locker continued to experience sales declines, as management continues to close underperforming stores and redefine the product offerings. Test locations, including SIX:02, continue to be evaluated and various initiatives are being implemented in an effort to improve future performance.

Athletic Stores division profit for the thirteen weeks ended August 3, 2013 increased to $116 million, or 8.8 percent, as a percentage of sales, as compared with division profit of $107 million, or 8.6 percent, as a percentage of sales, for the thirteen weeks ended July 28, 2012. For the twenty-six weeks ended August 3, 2013 division profit increased to $327 million, or 11.7 percent, as a percentage of sales, as compared with division profit of $314 million, or 11.7 percent, as a percentage of sales, for the corresponding prior-year period. These increases were mainly attributable to higher sales combined with continued expense control, specifically wages and marketing expenses.

Direct-to-Customers

Direct-to-Customers sales increased by 18.5 percent for both the thirteen and twenty-six weeks ended August 3, 2013 as compared with the corresponding prior-year periods. On a comparable week basis, due to the shift caused by the 53rd week in 2012, sales increased 18.1 percent. These increases were primarily the result of the continued strong sales performance of Company’s store-banner websites and Eastbay.

Direct-to-Customers division profit decreased 9.1 percent to $10 million, and increased 13.8 percent to $33 million, for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, decreased to 7.1 percent and 10.7 percent for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared with 9.2 percent and 11.2 percent, respectively, in the corresponding prior-year periods. The decrease in division profit for the thirteen weeks ended August 3, 2013 is primarily driven by increased advertising and publicity expense, as Eastbay launched a new marketing campaign late in the second quarter of 2013 to increase the exposure of the brand. The continued strong sales performance drove the profit increase for the twenty-six weeks ended August 3, 2013 and more than offset the additional advertising and publicity expense of the second quarter.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses (“SG&A”), as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended August 3, 2013 decreased by $5 million to $20 million from the corresponding prior-year period. Corporate expense for the twenty-six weeks ended August 3, 2013 decreased by $9 million to $39 million from the corresponding prior-year period. The decline is primarily a result of a reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased thereby reducing corporate expense. This decrease was partially offset by $3 million and $4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, of costs incurred related to the Company’s acquisition and integration of Runners Point Group.

Selling, General and Administrative

SG&A of $314 million increased by $8 million, or 2.6 percent, for the thirteen weeks ended August 3, 2013 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 21.6 percent for the thirteen weeks ended August 3, 2013, as compared with 22.4 percent in the corresponding prior-year period. For the twenty-six weeks ended August 3, 2013, SG&A increased by $17 million, or 2.8 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.3 percent for the twenty-six weeks ended August 3, 2013, as compared with 20.8 percent in the corresponding prior-year period. The improvement as a percentage of sales was driven by effective expense management, specifically store wages and marketing. Excluding the effect of foreign currency fluctuations, SG&A increased by $6 million and $16 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared with the corresponding prior-year periods. Included in SG&A for the thirteen and twenty-six weeks ended August 3, 2013, is $3 million and $4 million, respectively, of costs related to the Company’s acquisition and integration of Runners Point Group as noted above in the discussion of corporate expense. Additionally, SG&A increased partially due to the inclusion of Runners Point Group.

Depreciation and Amortization

Depreciation and amortization increased by $2 million for the thirteen weeks ended August 3, 2013 to $31 million, as compared with the corresponding prior-year period of $29 million. For the twenty-six weeks ended August 3, 2013, depreciation and amortization increased by $4 million to $62 million as compared with $58 million for the twenty-six weeks ended July 28, 2012. This increase reflects increased capital spending on store improvements and technology. The effects of foreign currency fluctuations and the acquisition of Runners Point Group were not significant.

Other Charges

Other charges consist of $2 million of lease exit costs relating to the closure of all 22 CCS stores during the second quarter of 2013. Of these stores, 8 have been converted to other store formats as of August 3, 2013 and 6 will be converted to other store formats by the end of the year. The CCS store closures are not presented as part of discontinued operations as the operations and cash flows related to the majority of the closed stores are expected to continue through other store formats and the Company’s websites.

Interest Expense

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Interest expense	$2	$2	$5	$5
Interest income	(1)	(1)	(3)	(3)
Interest expense, net	$1	$1	$2	$2

Income Taxes

The Company recorded income tax provisions of $40 million and $118 million, which represent effective tax rates of 37.7 percent and 36.6 percent for the thirteen weeks and twenty-six weeks ended August 3, 2013, respectively. For the thirteen weeks and twenty-six weeks ended July 28, 2012, the Company recorded income tax provisions of $34 million and $107 million, which represented effective tax rates of 36.7 percent and 36.5 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Included in the thirteen weeks ended August 3, 2013 is an additional state tax provision of $1 million. The changes in the tax reserves for the thirteen weeks ended July 28, 2012 were not significant. Included in the twenty-six weeks ended August 3, 2013 and July 28, 2012 are tax benefits of $2 million and $3 million, respectively, from reserve releases due to settlements of federal, state, and foreign tax examinations.

For the thirteen weeks ended August 3, 2013, in connection with the purchase of Runners Point Group, the Company recorded a discrete item of $1 million representing non-deductible acquisition costs. The effective tax rate for the thirteen weeks ended July 28, 2012 included a tax benefit related to a Canadian provincial tax rate change that resulted in a $1 million increase in the value of the Company’s net deferred tax assets.

Excluding the reserve activity and other discrete items, the effective tax rate for the thirteen and twenty-six weeks ended August 3, 2013 decreased as compared with the corresponding prior-year period, due primarily to the effect of certain recently implemented tax planning initiatives.

Subsequent to the second quarter, in August 2013, the Company released reserves of approximately $3 million due to the settlement of a foreign audit. The Company currently expects its third quarter and full year tax rate to approximate 37 percent, excluding the effect of the foreign audit settlement and any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks and twenty-six weeks ended August 3, 2013, net income increased by $7 million, or 11.9 percent, and $17 million, or 9.1 percent, respectively, as compared with the corresponding prior-year periods.

Reconciliation of Non-GAAP Measures

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. The following represents the reconciliation of the non-GAAP measures:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Net income, as reported	$66	$59	$204	$187
After-tax adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	2	—	3	—
CCS store closure costs	1	—	1	—
Canadian tax rate change	—	(1)	—	(1)
Net income, non-GAAP	$69	$58	$208	$186

Diluted EPS, as reported	$0.44	$0.39	$1.34	$1.21
Adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	0.01	—	0.02	—
CCS store closure costs	0.01	—	0.01	—
Canadian tax rate change	—	(0.01)	—	(0.01)
Diluted EPS, non-GAAP	$0.46	$0.38	$1.37	$1.20

In 2009, the Company excluded from its non-GAAP results the effect of a Canadian provincial tax rate change. During the thirteen weeks ended July 28, 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted per share, to reflect the repeal of the last two stages of certain Canadian provincial tax rate changes. This benefit was excluded from the non-GAAP results, consistent with the prior year’s presentation.

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

Operating Activities

Net cash provided by operating activities was $240 million and $161 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow is primarily the result of strong sales during the first two quarters, and improved working capital management. Additionally, cash paid for income taxes declined $38 million to $99 million for the twenty-six weeks ended August 3, 2013.

Investing Activities

Net cash used in investing activities was $189 million and $137 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012. During the twenty-six weeks ended August 3, 2013, the Company completed its purchase of Runners Point Group for $84 million, net of cash acquired. In addition, the Company spent $107 million on capital expenditures as compared with $87 million in the corresponding prior-year period, primarily reflecting the Company’s initiative to modernize its existing stores. The Company’s current full-year forecast for capital expenditures is $216 million, of which $171 million relates to the modernizations of existing stores and new store openings and $45 million for the development of information systems and infrastructure.

Financing Activities

Net cash used in financing activities was $135 million and $90 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The Company purchased 2,826,073 shares of its common stock at a cost of $100 million. This compares to 2,120,261 shares repurchased for $65 million in the corresponding prior-year period. The Company declared and paid dividends during the first two quarters of 2013 and 2012 of $60 million and $55 million, respectively. This represents a quarterly rate of $0.20 and $0.18 per share for 2013 and 2012, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $18 million and $25 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $7 million as a financing activity during both the twenty-six week periods ended August 3, 2013 and July 28, 2012.

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure is included in Note 5. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 except for the addition of the critical accounting policy set forth below.

Business Combinations

The Company accounts for acquisitions of other businesses by recording the net assets of the acquired businesses at fair value and making estimates and assumptions to determine the fair value of these acquired assets and liabilities. The Company will allocate the purchase price of the acquired business based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company. Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2012 Annual Report on Form 10-K, as well as Part II, Item 1A “Risk Factors” below. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of August 3, 2013 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended August 3, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or disposed of by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, Ghattas v. Foot Locker filed in state court of California, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and continues to have discussions with plaintiffs’ counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. In Ghattas, the court has preliminarily approved a settlement of the action. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2012 Annual Report on Form 10-K, except for the addition of the risk factor set forth below.

Risk associated with our recent acquisition.

During the second quarter of 2013, the Company acquired Runners Point Group, a specialty athletic store and online retailer based in Recklinghausen, Germany. The acquisition of Runners Point Group involves a number of risks, which could significantly and adversely affect our business, financial condition, and results of operations, including:

.	failure of Runners Point Group to achieve the results that we expect;

.	diversion of management’s attention from operational matters;

.	difficulties integrating the operations and personnel;

.	potential difficulties associated with the retention of key personnel; and

.	increased business concentration in Germany.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended August 3, 2013.

Date Purchased	Total Number of Shares Purchased (1)		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 5, 2013 through June 1, 2013	85,988		$33.90	—	$600,000,000
June 2, 2013 through July 6, 2013	2,371,000	(3)	$35.38	2,371,000	$516,102,667
July 7, 2013 through August 3, 2013	455,073	(3)	$35.38	455,073	$500,000,000
	2,912,061		$35.34	2,826,073

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock and restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)	On February 20, 2013, the Company’s Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016.

(3)	On May 31, 2013, the Company paid $100 million under an Accelerated Share Repurchase (“ASR”) agreement and received an initial delivery of 2,371,000 shares. The transaction was completed by the end of the second quarter with the Company receiving 455,073 additional shares to settle the agreement. The price paid per share was calculated with reference to the average stock price of the Company’s common stock over the term of the ASR agreement.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: September 11, 2013	(Company)

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

