Form 10-Q
period 2013-11-02
FOOT LOCKER INC
filed 2013-12-11
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
______________________________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 2, 2013

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

Number of shares of Common Stock outstanding at November 29, 2013: 146,739,055

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
  (in millions, except shares)

	November 2,	October 27,	February 2,
	2013	2012	2013
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$764	$804	$880
Short-term investments	32	49	48
Merchandise inventories	1,316	1,240	1,167
Other current assets	208	202	268
	2,320	2,295	2,363
Property and equipment, net	589	462	490
Deferred taxes	257	285	257
Goodwill	163	144	145
Other intangibles and other assets	148	113	112
	$3,477	$3,299	$3,367
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$310	$327	$298
Accrued expenses and other current liabilities	330	298	338
Current portion of capital lease obligations	3	—	—
	643	625	636
Long-term debt and obligations under capital leases	137	133	133
Other liabilities	231	252	221
	1,011	1,010	990
Shareholders’ equity
Common stock and paid-in capital: 168,675,093, 166,510,340 and 166,909,151 shares, respectively	905	842	856
Retained earnings	2,295	1,999	2,076
Accumulated other comprehensive loss	(170)	(203)	(171)
Less: Treasury stock at cost: 22,035,758, 15,800,222 and 16,839,222 shares, respectively	(564)	(349)	(384)
Total shareholders’ equity	2,466	2,289	2,377
	$3,477	$3,299	$3,367

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)
  (in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Sales	$1,622	$1,524	$4,714	$4,469

Cost of sales	1,085	1,019	3,163	2,999
Selling, general and administrative expenses	340	319	969	931
Depreciation and amortization	35	30	97	88
Other charges	—	—	2	—
Interest expense, net	2	1	4	3
Other income	—	—	(3)	(1)
	1,462	1,369	4,232	4,020
Income before income taxes	160	155	482	449
Income tax expense	56	49	174	156
Net income	$104	$106	$308	$293

Basic earnings per share	$0.70	$0.70	$2.06	$1.93

Weighted-average common shares outstanding	147.7	151.0	149.2	151.4

Diluted earnings per share	$0.70	$0.69	$2.04	$1.90
Weighted-average common shares assuming dilution	149.5	153.9	151.2	154.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (Unaudited)
  (in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net income	$104	$106	$308	$293

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	22	35	(5)	(7)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(2)	2	(2)	1

Available for sale securities:
Unrealized gain	—	—	—	1

Pension and postretirement adjustments:

Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $1 $1, $3, and $3 million, respectively	3	2	7	6

Comprehensive income	$127	$145	$308	$294

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Thirty-nine weeks ended
	November 2,	October 27,
	2013	2012
From Operating Activities:
Net income	$308	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	88
Share-based compensation expense	19	15
Qualified pension plan contributions	(2)	—
Excess tax benefits on share-based compensation	(7)	(8)
Change in assets and liabilities:
Merchandise inventories	(108)	(172)
Accounts payable	(3)	87
Other accruals	(44)	(18)
Other, net	67	(26)
Net cash provided by operating activities	327	259

From Investing Activities:
Lease termination gains	2	—
Sales and maturities of short-term investments	38	7
Purchases of short-term investments	(23)	(57)
Capital expenditures	(157)	(120)
Purchase of business, net of cash acquired	(81)	—
Net cash used in investing activities	(221)	(170)

From Financing Activities:
Purchase of treasury shares	(167)	(94)
Dividends paid	(89)	(82)
Issuance of common stock	19	35
Treasury stock issued under employee stock purchase plan	3	5
Excess tax benefits on share-based compensation	8	9
Reduction in long-term debt	—	(2)
Net cash used in financing activities	(226)	(129)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	4	(7)
Net change in Cash and Cash Equivalents	(116)	(47)
Cash and Cash Equivalents at beginning of year	880	851
Cash and Cash Equivalents at end of interim period	$764	$804

Cash paid during the period:
Interest	$5	$6
Income taxes	$123	$182

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

2. Acquisition

Effective July 7, 2013, the Company acquired 100 percent of the shares of Runners Point Warenhandelsgesellschaft mbH, (“Runners Point Group”) a specialty athletic store and online retailer based in Recklinghausen, Germany. The aggregate purchase price paid for the acquisition was $87 million in cash, subject to adjustment for finalization of the purchase price for working capital adjustments. At the date of acquisition, Runners Point Group operated 194 stores in Germany, Austria, and the Netherlands. Additionally, there were 24 Runners Point Group franchise stores operating in Germany and Switzerland. The acquisition is intended to enhance the Company’s position in Germany and also provide additional banners to further diversify and expand the Company’s European business.  Also, the addition of the strong digital capabilities of Tredex, the e-commerce subsidiary of Runners Point Group, allows for the potential of accelerated e-commerce growth in Europe.

The results of Runners Point Group are included in our consolidated financial statements since the acquisition date.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition – (continued)

The following table summarizes allocation of the purchase price to the fair value of assets acquired, based on the exchange rate in effect at the date of our acquisition of Runners Point Group. The Company has allocated the purchase price, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

	Allocation
(in millions)	as Revised
Assets acquired:
Cash and cash equivalents	$6
Inventory	41
Other current assets	11
Property and equipment	24
Other long-term assets	1
Tradenames	29	(1)
Favorable leases	5

Liabilities assumed:
Accounts payable and other accruals	(27)
Income taxes and deferred taxes, net	(11)
Obligations under capital leases	(9)
Other long-term liabilities	(1)

Goodwill	18
Total purchase price	$87

(1)     Due to foreign currency fluctuations, the U.S. dollar value of tradenames increased to $30 million as of November 2, 2013.

We determined that the tradenames have an indefinite life and will not be amortized. These tradenames will be tested annually for impairment, along with the goodwill recorded for the purchase. The value of the favorable leases will be amortized over the terms of the respective leases.

The amount of goodwill expected to be tax deductible is $4 million.

3. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of November 2, 2013, the Company has two reportable segments, Athletic Stores and Direct-to-Customers.  Sales and division results for the Company’s reportable segments for the thirteen weeks and thirty-nine weeks ended November 2, 2013 and October 27, 2012 are presented below. Division profit reflects income before income taxes, corporate expense, net interest expense, and net non-operating income.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
Sales	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Athletic Stores	$1,444	$1,375	$4,228	$4,060
Direct-to-Customers	178	149	486	409
Total sales	$1,622	$1,524	$4,714	$4,469

	Thirteen weeks ended		Thirty-nine weeks ended
Operating Results	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Athletic Stores (1)	$159	$166	$486	$480
Direct-to-Customers	20	18	53	47
Division profit	179	184	539	527
Less: Corporate expense, net	17	28	56	76
Operating profit	162	156	483	451
Other income (2)	—	—	3	1
Interest expense, net	2	1	4	3
Income before income taxes	$160	$155	$482	$449

(1)	Included in the Athletic Stores segment for the thirty-nine weeks ended November 2, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.

(2)
Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

During the second quarter of 2013 the Company closed all 22 of its CCS stores. As of November 2, 2013, 12 of these stores were converted to other store formats, 2 will be converted by the end of the year and 1 will be converted during the first quarter of 2014. The CCS store closures are not presented as part of discontinued operations as the operations and cash flows related to the majority of the closed stores are expected to continue through other store formats and the Company’s websites.  The Company will continue to operate the CCS catalog and e-commerce website.

Athletic Stores sales include $64 million and $84 million for thirteen and thirty-nine week periods ended November 2, 2013, respectively, related to the Runners Point Group stores. Direct-to-Customers sales include $8 million and $10 million, respectively, related to the Tredex division of Runners Point Group.

Athletic Stores division profit includes $1 million and $3 million for thirteen and thirty-nine week periods ended November 2, 2013, respectively, related to the Runners Point Group stores. The effect on Direct-to-Customers division profit was not significant. Costs associated with the acquisition and integration of $1 million and $4 million for the thirteen and thirty-nine weeks ended November 2, 2013 are included in corporate expense.

4. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual assessment of goodwill and assets with indefinite lives performed during the first quarters of 2013 and 2012 did not result in impairment charges. The fair value of each of the reporting units substantially exceeds its carrying value for both periods. The following table provides a summary of goodwill by reportable segment.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets - (continued)

Goodwill as of November 2, 2013 includes $18 million relating to the acquisition of Runners Point Group, which was allocated to the segments based upon their relative fair values. Other changes include foreign exchange fluctuations. Of the $18 million of goodwill relating to the acquisition of Runners Point Group, $3 million was allocated to the Athletic Stores segment related to the Runners Point Group stores and $15 million was allocated to the Direct-to-Customers segment related to the Tredex division.

	November 2,	October 27,	February 2,
Goodwill (in millions)	2013	2012	2013
Athletic Stores	$21	$17	$18
Direct-to-Customers	142	127	127
	$163	$144	$145

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	November 2, 2013			October 27, 2012			February 2, 2013
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets:
Lease acquisition costs	$159	$(140)	$19	$163	$(141)	$22	$158	$(137)	$21
Trademarks	21	(10)	11	21	(9)	12	21	(9)	12
Favorable leases	9	(4)	5	5	(5)	—	5	(5)	—
Customer relationships	21	(21)	—	21	(17)	4	21	(18)	3
	$210	$(175)	$35	$210	$(172)	$38	$205	$(169)	$36

Indefinite life intangible assets:

Tradenames:
Republic of Ireland			2			1			1
CCS			3			10			3
Runners Point Group			30			—			—
			$35			$11			$4

Other intangible assets, net			$70			$49			$40

As of November 2, 2013, in connection with the allocation of the purchase price of the Runners Point Group acquisition, the Company recognized $30 million of indefinite life intangible assets for the Runners Point Group tradenames. Also as a result of the purchase price allocation, $5 million was recognized for favorable leases in 15 locations with rents below their fair value, which are being amortized over a weighted-average life of 6 years.

The change since year end also includes $2 million of lease acquisition additions related to Foot Locker Europe, which are being amortized over a weighted-average life of 10 years. Foreign exchange fluctuations related to the euro increased the balance by $2 million.  This was offset by amortization expense of $9 million recorded for the thirty-nine weeks ended November 2, 2013.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets - (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Amortization expense	$3	$3	$9	$10

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2013	$2
2014	6
2015	5
2016	4
2017	4
2018	3

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	November 2,	October 27,	February 2,
(in millions)	2013	2012	2013
Foreign currency translation adjustments	$77	$56	$82
Cash flow hedges	1	—	3
Unrecognized pension cost and postretirement benefit	(247)	(258)	(255)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(170)	$(203)	$(171)

The changes in accumulated other comprehensive loss for the thirty-nine week period ended November 2, 2013 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available- for-sale security	Total
Balance as of February 2, 2013	$82	$3	$(255)	$(1)	$(171)

Other comprehensive income (loss) before reclassification	(5)	(2)	1	—	(6)

Amounts reclassified from accumulated other comprehensive income	—	—	7	—	7

Other comprehensive income (loss)	(5)	(2)	8	—	1

Balance as of November 2, 2013	$77	$1	$(247)	$(1)	$(170)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss- (continued)

Reclassifications from accumulated other comprehensive loss for the thirty-nine week period ended November 2, 2013 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$12
Postretirement benefits- amortization of actuarial gain	(2)
Net periodic benefit cost (see Note 9)	10
Income tax expense	(3)
Net of tax	$7

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments – (continued)

The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was not significant for any of the periods presented. The notional value of the contracts outstanding at November 2, 2013 was $58 million and these contracts extend through July 2014.

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The net change in fair value was not significant for any of the periods presented. The notional value of the contracts outstanding at November 2, 2013 was $33 million and these contracts extend through December 2013.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at November 2, 2013 was not significant.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts.  Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	November 2,	October 27,	February 2,
(in millions)	Caption	2013	2012	2013
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$1	$4
Foreign exchange forward contracts	Current liabilities	$—	$1	$—

Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$—	$2

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

Fair Value of Recognized Assets and Liabilities

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At November 2, 2013			At October 27, 2012			At February 2, 2013
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$32	$—	$—	$49	$—	$—	$48	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	1	—	—	1	—	—	6	—

Total Assets	$—	$39	$—	$—	$56	$—	$—	$60	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	1	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$1	$—	$—	$—	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of November 2, 2013, the Company held $38 million of available-for-sale securities, which was comprised of $32 million of short-term investments and a $6 million auction rate security, which is included in other assets.

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

Additionally, in connection with the acquisition and purchase price allocation of Runners Point Group, the Company recognized its assets and liabilities at fair value. See Note 2, Acquisition, for further discussion and additional disclosures. All amounts are categorized as Level 3.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

Fair Value of Financial Instruments

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	November 2,	October 27,	February 2,
(in millions)	2013	2012	2013
Carrying value (1)	$140	$133	$133
Fair value (1)	$157	$145	$152

(1)
In connection with the acquisition of Runners Point Group in the second quarter of 2013, the Company recognized capital lease obligations. These were existing agreements primarily related to the financing of certain store fixtures. As of November 2, 2013, $8 million is included in the total above; $3 million is classified as short-term and $5 million is classified as long-term.

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

The Company’s basic and diluted weighted-average number of common shares outstanding was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Weighted-average common shares outstanding	147.7	151.0	149.2	151.4
Effect of Dilution:
Stock options and awards	1.8	2.9	2.0	2.6
Weighted-average common shares assuming dilution	149.5	153.9	151.2	154.0

Options to purchase 1.1 million and 0.9 million shares of common stock were not included in the computation for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. Options to purchase 0.9 million and 0.7 million shares of common stock were not included in the computation for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. As of November 2, 2013, contingently issuable shares of 0.4 million have not been included as the vesting conditions have not been satisfied.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	November 2,	October 27,	November 2,	October 27,	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$4	$3	$11	$10	$—	$—	$—	$—
Interest cost	6	7	19	21	—	—	—	—
Expected return on plan assets	(10)	(10)	(30)	(30)	—	—	—	—
Amortization of net loss (gain)	4	4	12	12	(1)	(1)	(2)	(3)
Net benefit expense (income)	$4	$4	$12	$13	$(1)	$(1)	$(2)	$(3)

During the second quarter of 2013, the Company made a $2 million contribution to the Canadian qualified plan. No pension contributions to the U.S. qualified plan were made during the thirty-nine weeks ended November 2, 2013 and October 27, 2012. The Company continually evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

10. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $6 million for the thirteen weeks ended November 2, 2013, $5 million for the thirteen weeks ended October 27, 2012, and was $19 million and $15 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The associated tax benefits recognized for the thirteen weeks ended November 2, 2013 and October 27, 2012 was $2 million for both periods. The associated tax benefit recognized was $6 million for the thirty-nine weeks ended November 2, 2013 and $5 million for the thirty-nine weeks ended October 27, 2012.

Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $8 million and $9 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, and are classified as a financing activity within the Condensed Consolidated Statements of Cash Flows.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Thirty-nine weeks ended		Stock Purchase Plan Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Weighted-average risk free rate of interest	1.02%	1.50%	0.17%	0.22%
Expected volatility	42%	43%	40%	38%
Weighted-average expected award life	6.0 years	5.5 years	1.0 year	1.0 year
Dividend yield	2.3%	2.3%	2.3%	2.5%
Weighted-average fair value	$10.98	$10.12	$5.80	$5.91

The information in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended November 2, 2013:

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	5,907		$19.93
Granted	1,154		34.25
Exercised	(964)		19.12
Expired or cancelled	(59)		29.56
Options outstanding at November 2, 2013	6,038	6.59	$22.70
Options exercisable at November 2, 2013	3,857	5.40	$18.51
Options available for future grant at November 2, 2013	3,336

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
Intrinsic value of stock options (in millions)	2013	2012	2013	2012
Exercised	$2	$9	$15	$24
Outstanding			$74	$85
Outstanding and exercisable			$64	$61

The cash received from option exercises for the thirteen and thirty-nine weeks ended November 2, 2013 was $4 million and $19 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 27, 2012 was $15 million and $35 million, respectively. The total tax benefit realized from option exercises was $1 million and $5 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and was $3 million and $8 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

The following table summarizes information about stock options outstanding and exercisable at November 2, 2013:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
(in thousands, except price per share and contractual life)
$9.85	$15.10	1,756	5.86	$12.60	1,756	$12.60
$15.74	$23.42	1,603	6.36	$19.71	1,156	$20.04
$23.63	$30.92	1,540	5.61	$28.77	937	$27.55
$31.79	$36.59	1,139	9.36	$34.26	8	$34.17
$9.85	$36.59	6,038	6.59	$22.70	3,857	$18.51

Changes in the Company’s nonvested options for the thirty-nine weeks ended November 2, 2013 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	2,314	$23.18
Granted	1,154	34.25
Vested	(1,228)	20.97
Expired or cancelled	(59)	29.56
Nonvested at November 2, 2013	2,181	$30.11

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million and $9 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and was $2 million and $7 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. As of November 2, 2013, there was $11 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.10 years.

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. The Company also issues restricted stock units to its non-employee directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock, provided that the vesting conditions are satisfied. As of November 2, 2013, 997,542 restricted stock units were outstanding. Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation- (continued)

Restricted share and unit activity for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 is summarized as follows:

	Number of Shares and Units
(in thousands)	November 2, 2013	October 27, 2012
Outstanding at beginning of period	1,564	2,068
Granted	440	264
Vested	(649)	(482)
Cancelled or forfeited	(15)	—
Outstanding at end of period	1,340	1,850
Aggregate value (in millions)	$36	$33
Weighted-average remaining contractual life	1.09 years	0.95 years

The weighted-average grant-date fair value per share was $34.59 and $30.75 for the thirty-nine weeks ended   November 2, 2013 and October 27, 2012, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended November 2, 2013 and October 27, 2012 was $9 million and $5 million, respectively. As of November 2, 2013, there was $13 million of total unrecognized compensation cost related to nonvested restricted awards. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million for both the thirteen weeks ended November 2, 2013 and October 27, 2012, and $10 million and $8 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction and SIX:02, as well as the retail stores of Runners Point Group, including Runners Point, Sidestep, and Run2, which was acquired during the second quarter of 2013. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamservices.com, ccs.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, and six02.com). Additionally, this segment includes Tredex, the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep.com, and sp24.com.

STORE COUNT

At November 2, 2013, the Company operated 3,510 stores as compared with 3,335 and 3,367 stores at February 2, 2013 and October 27, 2012, respectively. During the thirty-nine weeks ended November 2, 2013, the Company opened 77 stores, acquired 194 stores, remodeled or relocated 271 stores and closed 96 stores. Store count as of November 2, 2013 includes 195 Runners Point Group stores.

A total of 72 franchised stores were operating at November 2, 2013, as compared with 42 and 40 stores at  February 2, 2013 and October 27, 2012, respectively. Included in the most recent number of franchised stores are 27 franchised Runners Point Group stores operating in Germany and Switzerland. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that are open at the period-end and have been open for more than one year. The computation of comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effects of foreign currency fluctuations.

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of Runners Point Group have been excluded from the computation of comparable-store sales.

The following table summarizes results by segment:

	Thirteen weeks ended		Thirty-nine weeks ended
Sales	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Athletic Stores	$1,444	$1,375	$4,228	$4,060
Direct-to-Customers	178	149	486	409
Total sales	$1,622	$1,524	$4,714	$4,469

	Thirteen weeks ended		Thirty-nine weeks ended
Operating Results	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Athletic Stores (1)	$159	$166	$486	$480
Direct-to-Customers	20	18	53	47
Division profit	179	184	539	527
Less: Corporate expense, net(2)	17	28	56	76
Operating profit	162	156	483	451
Other income (3)	—	—	3	1
Interest expense, net	2	1	4	3
Income before income taxes	$160	$155	$482	$449

(1)	Included in the Athletic Stores segment for the thirty-nine weeks ended November 2, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.
(2)
Corporate expense for the thirteen and thirty-nine weeks ended November 2, 2013 reflects the reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased thereby reducing corporate expense. Corporate expense was reduced by $7 million and $20 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

(3)
Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $98 million, or 6.4 percent, to $1,622 million for the thirteen weeks ended November 2, 2013 from $1,524 million for the thirteen weeks ended October 27, 2012. For the thirty-nine weeks ended November 2, 2013, sales of $4,714 million increased 5.5 percent from sales of $4,469 million for the thirty-nine week period ended October 27, 2012.

Excluding the effects of foreign currency fluctuations and sales of Runners Point Group, total sales for the thirteen weeks and thirty-nine weeks periods increased 1.3 percent and 3.2 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 4.1 percent and 3.7 percent for the thirteen weeks and thirty-nine weeks ended November 2, 2013, respectively.

Gross margin, as a percentage of sales, remained unchanged at 33.1 percent and 32.9 percent for the thirteen and thirty-nine weeks ended November 2, 2013, as compared with the corresponding prior-year periods. As a percentage of sales, the cost of merchandise for the thirteen and thirty-nine weeks ended November 2, 2013 increased by 10 basis points as compared with the prior year periods, primarily reflecting a decrease in the initial markup rate. This increase was offset by an improvement of 10 basis points from leveraging occupancy and buying costs.

Segment Analysis

Athletic Stores

Athletic Stores sales increased by 5.0 percent to $1,444 million and 4.1 percent to $4,228 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with the corresponding prior-year periods. Athletic Stores sales include $64 million and $84 million for the thirteen and thirty-nine week periods ended November 2, 2013, respectively, related to the Runners Point Group stores. Excluding the effects of foreign currency fluctuations and sales of Runners Point Group stores, sales from the Athletic Stores segment decreased 0.1 percent and increased 1.9 percent for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with the corresponding prior-year periods.

Comparable-store sales increased by 2.9 percent and 2.5 percent for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. These increases were primarily driven by Kids Foot Locker and Foot Locker U.S., which posted strong comparable-store gains. The children’s footwear category was a key driver across multiple banners, as basketball styles performed very well. This was offset, in part, by comparable-store sales declines in Lady Foot Locker and Champs Sports, while Footaction was essentially flat. Lady Foot Locker continued to experience sales declines, as management continues to close underperforming stores and redefine the product offerings. Test locations, including SIX:02 stores, are performing better than the balance of the chain and continue to be evaluated. Various initiatives are being implemented, including the launch of the SIX:02 e-commerce website during the third quarter, in order to optimize performance before a roll-out strategy is determined. The Company is working to improve the performance of the remaining Lady Foot Locker stores and is testing additional merchandise and store layout changes in an effort to improve future performance. Champs Sports’s comparable-store sales were negatively affected, in part, by the level of store remodel projects, which resulted in store closings for the period of time during remodeling. International sales were led by Foot Locker Europe, which experienced a mid-single digit comparable-store sales increase for both the thirteen weeks and thirty-nine weeks ended November 2, 2013. These increases were primarily related to sales of men’s basketball and running styles.

Athletic Stores division profit for the thirteen weeks ended November 2, 2013 decreased to $159 million, or 11.0 percent of sales, as compared with division profit of $166 million, or 12.1 percent of sales, for the thirteen weeks ended October 27, 2012. For the thirty-nine weeks ended November 2, 2013 division profit increased to $486 million, or 11.5 percent of sales, as compared with division profit of $480 million, or 11.8 percent of sales, for the corresponding prior-year period. Athletic Stores division profit includes $1 million and $3 million for thirteen and thirty-nine week periods ended November 2, 2013, respectively, related to Runners Point Group stores.

The decrease in division profit for the thirteen weeks ended November 2, 2013 was mainly attributed to higher occupancy costs as a percentage of sales, reflecting the shift in sales resulting from the 53rd week in 2012.  Accordingly, division profit for the thirty-nine weeks ended November 2, 2013, as a percentage of sales, was essentially flat with the corresponding prior-year period.

Direct-to-Customers

Direct-to-Customers sales increased by 19.5 percent and 18.8 percent for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with the corresponding prior-year periods. Comparable sales increased 13.7 percent and 15.7 percent for the thirteen weeks and thirty-nine weeks ended November 2, 2013, respectively. Direct-to-Customers sales include $8 million and $10 million, respectively, related to the Tredex division of Runners Point Group during the same periods in 2013. Excluding sales from Tredex, increases were primarily the result of the continued strong sales performance of the Company’s store-banner websites, which   increased approximately 40.0 percent, coupled with sales growth in the Eastbay business. These increases were offset, in part, by a decline in CCS’s sales, as that format continues to perform below expectations.

Direct-to-Customers division profit for the thirteen weeks ended November 2, 2013 increased to $20 million, as compared to $18 million for the corresponding prior-year period. Division profit for the thirty-nine weeks ended November 2, 2013 increased to $53 million, as compared to $47 million for the corresponding prior-year period. Division profit as a percentage of sales decreased to 11.2 percent and 10.9 percent for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with 12.1 percent and 11.5 percent for the corresponding prior-year periods. The decrease in division profit as a percentage of sales for the thirteen and thirty-nine weeks ended November 2, 2013 is primarily driven by increased advertising and publicity expense, as Eastbay launched a new marketing campaign late in the second quarter of 2013 to increase the exposure of the brand, coupled with the continued underperformance of the CCS business. The effect of the Tredex acquisition was not significant to the Direct-to-Customers segment for any of the periods presented.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses (“SG&A”), as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Corporate expense for the thirteen weeks ended November 2, 2013 decreased by $11 million to $17 million from the corresponding prior-year period. For the thirty-nine weeks ended November 2, 2013 corporate expense decreased by $20 million to $56 million from the corresponding prior-year period. The decline is primarily a result of a reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased thereby reducing corporate expense. This decrease was partially offset by $1 million and $4 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, of costs incurred related to the Company’s acquisition and integration of Runners Point Group.

Selling, General and Administrative

SG&A of $340 million increased by $21 million, or 6.6 percent, for the thirteen weeks ended November 2, 2013 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, increased to 21.0 percent for the thirteen weeks ended November 2, 2013, as compared with 20.9 percent in the corresponding prior-year period.

For the thirty-nine weeks ended November 2, 2013, SG&A increased by $38 million, or 4.1 percent, as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 20.6 percent for the thirty-nine weeks ended November 2, 2013, as compared with 20.8 percent in the corresponding prior-year period.

Excluding the effects of foreign currency fluctuations, SG&A increased by $18 million and $34 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with the corresponding prior-year periods.

Included in SG&A for the thirteen and thirty-nine weeks ended November 2, 2013, is $1 million and $4 million, respectively, of costs related to the Company’s acquisition and integration of Runners Point Group as noted above in the discussion of corporate expense. Additionally, Runners Point Group’s SG&A represented $22 million and $27 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.  Excluding the acquisition costs, integration costs, and Runners Point Group, SG&A as a percentage of sales, would have declined 40 and 50 basis points for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared with the corresponding prior-year periods. This improvement was driven by effective expense management, specifically managing store wages and marketing costs.

Depreciation and Amortization

Depreciation and amortization increased by $5 million for the thirteen weeks ended November 2, 2013 to $35 million, as compared with the corresponding prior-year period of $30 million. For the thirty-nine weeks ended November 2, 2013, depreciation and amortization increased by $9 million to $97 million as compared with $88 million for the thirty-nine weeks ended October 27, 2012. This increase reflects increased capital spending on store improvements and technology. In addition, this increase reflects the inclusion of depreciation and amortization relating to Runners Point Group of $2 million for the thirteen and thirty-nine weeks ended November 2, 2013. The effects of foreign currency fluctuations were not significant.

Other Charges

Other charges consist of $2 million of lease exit costs relating to the closure of all 22 CCS stores during the second quarter of 2013. As of November 2, 2013, 12 of these stores were converted to other store formats, 2 will be converted by the end of the year and 1 will be converted during the first quarter of 2014. The CCS store closures are not presented as part of discontinued operations as the operations and cash flows related to the majority of the closed stores are expected to continue through other store formats and the Company’s websites.

Interest Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Interest expense	$3	$3	$8	$8
Interest income	(1)	(2)	(4)	(5)
Interest expense, net	$2	$1	$4	$3

The increase in net interest expense for the thirteen and thirty-nine weeks ended November 2, 2013, as compared with the corresponding prior-year period, reflects income earned on lower cash and cash equivalents balances as well as a decrease in the corresponding interest rate.

Income Taxes

The Company recorded income tax provisions of $56 million and $174 million, which represent effective tax rates of 35.0 and 36.1 percent for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. For the thirteen and thirty-nine weeks ended October 27, 2012, the Company recorded income tax provisions of $49 million and $156 million, which represented effective tax rates of 31.7 and 34.8 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Included in the effective tax rate for the thirteen weeks ended November 2, 2013 are tax reserve releases of $3 million due to foreign tax audit settlements. The effective tax rate for the thirteen weeks ended October 27, 2012 included a tax reserve release of $9 million due to a foreign tax audit settlement. The thirty-nine weeks ended November 2, 2013 included $5 million of reserve releases due to settlements of federal, state, and foreign tax audits, offset by state audit expense of $1 million, as compared with reserve releases of $12 million recognized in the corresponding prior-year period.

For the thirty-nine weeks ended November 2, 2013, in connection with the purchase of Runners Point Group, the Company recorded a discrete item of $1 million representing the tax expense of acquisition costs for which a deduction is not allowable. The effective tax rate for the thirty-nine weeks ended October 27, 2012 included a tax benefit related to a Canadian provincial tax rate change that resulted in a $1 million increase in the value of the Company’s net deferred tax assets.

Excluding the reserve activity and other discrete items, the effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2013 decreased as compared with the corresponding prior-year period, due primarily to the effect of certain recently implemented tax planning initiatives.

During the third quarter of 2013 the Internal Revenue Service issued the final regulations regarding the deduction and capitalization of expenditures related to tangible property. These final regulations apply to taxable years beginning on or after January 1, 2014. Management does not believe such regulations will have a material effect on the Company’s consolidated financial statements.

The Company currently expects the fourth quarter tax rate to approximate 37 percent and its full year tax rate to be in the range of 36 to 37 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended November 2, 2013, net income decreased by $2 million, or 1.9 percent, as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 2, 2013, net income increased by $15 million, or 5.1 percent, as compared with the corresponding prior-year period.

Reconciliation of Non-GAAP Measures

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. The following represents the reconciliation of the non-GAAP measures:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Net income, as reported	$104	$106	$308	$293
After-tax adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	1	—	4	—
CCS store closure costs	—	—	1	—
Canadian tax rate change	—	—	—	(1)
Foreign tax audit settlements	(3)	(9)	(3)	(9)
Net income, non-GAAP	$102	$97	$310	$283

Diluted EPS, as reported	$0.70	$0.69	$2.04	$1.90
Adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs costs	—	—	0.02	—
CCS store closure costs	—	—	0.01	—
Canadian tax rate change	—	—	—	(0.01)
Foreign tax audit settlements	(0.02)	(0.06)	(0.02)	(0.06)
Diluted EPS, non-GAAP	$0.68	$0.63	$2.05	$1.83

The Company estimates the tax effect of the non-GAAP adjustments by applying its effective tax rate to each of the respective items.

In 2009, the Company excluded from its non-GAAP results the effect of a Canadian provincial tax rate change. During the second quarter of 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted share, to reflect the repeal of the last two stages of certain Canadian provincial tax rate changes. This benefit was excluded from the non-GAAP results, consistent with the prior year’s presentation.

During the thirteen weeks ended November 2, 2013 and October 27, 2012, the Company recorded benefits of $3 million or $0.02 per diluted share and $9 million, or $0.06 per diluted share, respectively, to reflect the settlement of foreign tax audits, which resulted in a reduction in tax reserves established in prior periods.

The non-GAAP financial measures are provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

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

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key vendors for a significant portion of its merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effect of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

Operating Activities

Net cash provided by operating activities was $327 million and $259 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. These amounts reflect net income adjusted for non-cash items and seasonal working capital changes. The increase in operating cash flow is primarily the result of strong sales during the first three quarters, and improved working capital management.  Additionally, cash paid for income taxes declined $59 million to $123 million for the thirty-nine weeks ended November 2, 2013.

Investing Activities

Net cash used in investing activities was $221 million and $170 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012. During the second quarter of 2013, the Company completed its purchase of Runners Point Group for $81 million, net of cash acquired. In addition, the Company spent $157 million on capital expenditures as compared with $120 million in the corresponding prior-year period, primarily reflecting the Company’s initiative to update its existing stores. The Company’s current full-year forecast for capital expenditures is $206 million, of which $165 million relates to the updates of existing stores and new store openings and $41 million for the development of information systems and infrastructure. Current year investing activities also reflects net sales and maturities of short-term investments of $15 million, as compared with net purchases of $50 million of short-term investments in the corresponding prior-year period.

Financing Activities

Net cash used in financing activities was $226 million and $129 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The Company purchased 4,849,251 shares of its common stock at a cost of $167 million during the first nine months of 2013. This compares to 2,961,161 shares repurchased for $94 million in the corresponding prior-year period. The Company declared and paid dividends during the first three quarters of 2013 and 2012 of $89 million and $82 million, respectively. This represents a quarterly rate of $0.20 and $0.18 per share for 2013 and 2012, respectively. The Company received proceeds from the issuance of common stock in connection with employee stock programs of $22 million and $40 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $8 million as a financing activity during the thirty-nine week period ended November 2, 2013, as compared with $9 million in the corresponding prior-year period. During the prior-year period, the Company repurchased and retired $2 million of its 8.5 percent debentures payable in 2022.

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

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 except for the addition of the critical accounting policy set forth below.

Business Combinations
The Company accounts for acquisitions of other businesses by recording the net assets of the acquired businesses at fair value and making estimates and assumptions to determine the fair value of these acquired assets and liabilities.  The Company allocated the purchase price of the acquired business based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company.  Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of November 2, 2013 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended November 2, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, Ghattas v. Foot Locker filed in state court of California, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and may in the futurehave discussions with plaintiffs’ counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. In Ghattas, the court has given final approval for a settlement of the action. Due to the inherent uncertainties of such matters, and because fact and expert discovery have not been completed, the Company is currently unable to make an estimate of the range of loss.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserted claims for: (a) breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA); (b) violation of the statutory provisions governing the content of the Summary Plan Description; (c) violation of the notice provision of Section 204(h) of ERISA; and (d) violation of ERISA’s age discrimination provisions. In September 2009, the court granted the Company's motion to dismiss the Section 204(h) claim and the age discrimination claim. In December 2012, the court granted the Company’s motion for summary judgment on the remaining two claims, dismissing the action. Plaintiff has appealed to the U.S. Court of Appeals for the 2nd Circuit, which appeal is currently pending. Because of the inherent uncertainties of such matters and the current status of this case, the Company is currently unable to make an estimate of loss or range of loss for this case.

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

During the second quarter of 2013, the Company acquired Runners Point Group, a specialty athletic store and online retailer based in Recklinghausen, Germany. The acquisition of Runners Point Group involves a number of risks, which could significantly and adversely affect our business, financial condition, and results of operations, including:

-	failure of Runners Point Group to achieve the results that we expect;

-	diversion of management’s attention from operational matters;

-	difficulties integrating the operations and personnel;

-	potential difficulties associated with the retention of key personnel; and

-	increased business concentration in Germany.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended November 2, 2013.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
August 4, 2013 through August 31, 2013	170,000	$32.58	170,000	$494,461,596
September 1, 2013 through October 5, 2013	1,728,743	$33.07	1,728,743	$437,299,251
October 6, 2013 through November 2, 2013	129,206	$32.76	124,435	$433,227,849
	2,027,949	$33.01	2,023,178

(1)
These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock units which vested during the quarter.  The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

FOOT LOCKER, INC.
Date: December 11, 2013	(Company)

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

