Form 10-K
period 2014-02-01
FOOT LOCKER INC
filed 2014-03-31
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at March 17, 2014:	145,645,546
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 3, 2013, was approximately:	$4,072,929,174*

*	For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2014: Parts III and IV.

PART I

Item 1.  Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,473 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of February 1, 2014. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

The Company and its consolidated subsidiaries had 14,267 full-time and 29,251 part-time employees at February 1, 2014. The Company considers employee relations to be satisfactory.

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

Our ability to successfully implement and execute our long range plan is dependent on many factors. Our strategies may require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store design, competition, product differentiation, and the ability to attract and retain qualified personnel. If we cannot successfully execute our strategic growth initiatives or if the long range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet market expectations, particularly with respect to sales, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

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

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their vendors to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. A substantial portion of our highest margin sales are to young males (ages 12 – 25), many of whom we believe purchase athletic footwear and athletic and licensed apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic and licensed apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company purchased approximately 88 percent of its merchandise in 2013 from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 68 percent was purchased from one vendor — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 39 to 80 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our vendors based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our vendors will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

We depend on mall traffic and our ability to secure suitable store locations.

Our stores are located primarily in enclosed regional and neighborhood malls. Our sales are dependent, in part, on the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, or public health or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by the overall poor economic conditions as well as the closure of certain mall anchor tenants.

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

Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, product innovation, the highly competitive retail sales environment, economic conditions, timing of promotional events, changes in our merchandise mix, calendar shifts of holiday periods, and weather conditions. Many of our products represent discretionary purchases. Accordingly, customer demand for these products could decline in a recession or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Our operations may be adversely affected by economic or political conditions in other countries.

A significant portion of our sales and operating income for 2013 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as foreign customer preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the value of the euro may affect the value of our European earnings when translated into U.S. dollars. Although we enter into foreign exchange forward contracts and option contracts to reduce the effect of foreign currency exchange rate fluctuations, our operations may be adversely affected by significant changes in the foreign currencies relative to the U.S. dollar.

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

Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. Although we currently have a revolving credit agreement in place until January 27, 2017, and other than amounts used for standby letters of credit, do not have any borrowings under it, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Additionally, our borrowing costs can be affected by independent rating agencies’ ratings, which are based largely on our performance as measured by credit metrics, including lease-adjusted leverage ratios.

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

At February 1, 2014, our cash, cash equivalents, and short-term investments totaled $867 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of February 1, 2014, we had $426 million of cash and cash equivalents held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 1, 2014, almost all of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $575 million at February 1, 2014. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. As of February 1, 2014, we have $163 million of goodwill; this asset is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our strategic long-range plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

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

Natural disasters, including earthquakes, hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt the operations of our suppliers, our operations, our customers, or have an adverse effect on customer demand. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

Manufacturer compliance with our social compliance program requirements.

We require our independent manufacturers to comply with our policies and procedures, which cover many areas including labor, health and safety, and environmental standards. We monitor compliance with our policies and procedures using internal resources, as well as third-party monitoring firms. Although we monitor their compliance with these policies and procedures, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our policies and procedures or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternate manufacturing sources, reduce demand for our merchandise, or damage our reputation.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate six distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the U.S., Canada, Australia, and New Zealand. If complications arise with any facility or any facility is severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales. We enter into diesel fuel forward and option contracts to mitigate a portion of the risk associated with the variability caused by these surcharges.

Disruptions, failures or security breaches of our information technology infrastructure or unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

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

Our business involves the storage and transmission of customers’ personal information, such as consumer preferences and credit card information. We invest in security technology to protect the Company’s data and business processes against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

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

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet security risks, risks of system failure or inadequacy, governmental regulation, legal uncertainties with respect to the Internet, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team. Our executives and senior management team have substantial experience and expertise in our business and have made significant contributions to our growth and success. Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. While we feel that we have adequate succession planning and executive development programs, competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain and attract qualified executives.

Risks associated with attracting and retaining store and field associates.

Many of the store and field associates are in entry level or part-time positions with historically high rates of turnover. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, overtime regulations, and changing demographics. In addition, a large number of our retail employees are paid the prevailing minimum wage which, if increased, would negatively affect our profitability.

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

Furthermore, recent proposed regulations may streamline the election process, shortening the time between the filing of a petition and an election being held. These regulations and recent decisions could impose more labor relations requirements and union activity on our business conducted in the United States, thereby potentially increasing our costs, which could negatively affect our profitability.

Health care reform could adversely affect our business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation and the large number of eligible employees who currently choose not to participate in our plans, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Due to the health care law changes some eligible employees who had historically not chosen to participate in our health care plans have found it more advantageous to participate in our plans effective January 1, 2014. Such changes include tax penalties to persons for not obtaining healthcare coverage and being ineligible for certain health care subsidies if an employee is eligible for health care coverage under an employer’s plan. If a larger number of current eligible employees, who currently choose not to participate in our plans, choose to enroll over the next few years it may significantly increase our health care coverage costs and negatively affect our financial results.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively affect our business.

There has been an increasing focus and significant debate on global climate change recently, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory, or other efforts in the United States to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on our business.

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

During the second quarter of 2013, the Company acquired Runners Point Group, a specialty athletic store and online retailer based in Recklinghausen, Germany. The acquisition of Runners Point Group involves a number of risks, which could significantly and adversely affect our business, financial condition, and results of operations, including:

—	failure of Runners Point Group to achieve the results that we expect;

—	diversion of management’s attention from operational matters;

—	difficulties integrating the operations and personnel;

—	potential difficulties associated with the retention of key personnel; and

—	increased business concentration in Germany.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2013 were approximately 12.71 and 7.47 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates six distribution centers, of which three are owned and three are leased, occupying an aggregate of 2.6 million square feet. Three distribution centers are located in the United States, two in Germany, and one in the Netherlands. The two locations in Germany relate to the central warehouse distribution center for the Runners Point Group store locations as well as the distribution center for its direct-to-customer business. We also own a cross-dock facility and operate a leased manufacturing facility in the U.S., both of which we operate in support of our Team Edition apparel business.

Item 3.  Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 31, 2014, is set forth below:

Chairman of the Board, President and Chief Executive Officer	Ken C. Hicks
Executive Vice President and Chief Operating Officer	Richard A. Johnson
Executive Vice President — Operations Support	Robert W. McHugh
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President and Chief Human Resources Officer	Paulette R. Alviti
Senior Vice President, General Counsel and Secretary	Gary M. Bahler
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Information Officer	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Vice President, Treasurer and Investor Relations	John A. Maurer

Ken C. Hicks, age 61, has served as Chairman of the Board since January 31, 2010 and President and Chief Executive Officer since August 17, 2009. Mr. Hicks served as President and Chief Merchandising Officer of J.C. Penney Company, Inc. (“JC Penney”) from 2005 through 2009. He was President and Chief Operating Officer of Stores and Merchandise Operations of JC Penney from 2002 through 2004, and he served as President of Payless ShoeSource, Inc. from 1999 to 2002. Mr. Hicks is also a director of Avery Dennison Corporation.

Richard A. Johnson, age 56, has served as Executive Vice President and Chief Operating Officer since May 16, 2012. He served as Executive Vice President and Group President from July 2011 to May 15, 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007. Mr. Johnson was a director of Maidenform Brands, Inc. from January 2013 to October 2013.

Robert W. McHugh, age 55, has served as Executive Vice President — Operations Support since July 2011. He served as Executive Vice President and Chief Financial Officer from May 2009 to July 2011; and Senior Vice President and Chief Financial Officer from November 2005 through April 2009.

Lauren B. Peters, age 52, has served as Executive Vice President and Chief Financial Officer since July 2011. She served as Senior Vice President — Strategic Planning from April 2002 to July 2011.

Paulette R. Alviti, age 43, has served as Senior Vice President and Chief Human Resources Officer since June 2013. Ms. Alviti served as Senior Vice President and Chief Human Resources Officer Asia, Middle East, Africa at PepsiCo, Inc. from February to May 2013. From July 2012 to February 2013 she served as Senior Vice President Global Talent Acquisition and Deployment at PepsiCo, Inc. From March 2010 to July 2012, she served as Senior Vice President — Human Resources of Pepsi Beverages Company at PepsiCo, Inc. and from March 2008 to March 2010 as Vice President — Human Resources of The Pepsi Bottling Group, Inc.

Gary M. Bahler, age 62, has served as Senior Vice President since August 1998, General Counsel since February 1993 and Secretary since February 1990.

Jeffrey L. Berk, age 58, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 59, has served as Senior Vice President and Chief Information Officer since February 2011. He served as Senior Vice President, Chief Information Officer and Investor Relations from September 2006 to February 2011; and as Vice President — Investor Relations and Treasurer from October 2001 to September 2006.

Giovanna Cipriano, age 44, has served as Senior Vice President and Chief Accounting Officer since May 2009. Ms. Cipriano served as Vice President and Chief Accounting Officer from November 2005 through April 2009.

John A. Maurer, age 54, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011. He served as Divisional Vice President and Assistant Treasurer from April 2006 to September 2006.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 1, 2014, the Company had 16,207 shareholders of record owning 145,426,822 common shares.

The following table provides, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2013		2012
	High	Low	High	Low
1st Quarter	$35.64	$31.30	$32.27	$26.00
2nd Quarter	37.70	32.61	34.00	27.86
3rd Quarter	37.85	31.91	37.65	32.51
4th Quarter	41.73	34.09	36.09	31.07

During each of the quarters of 2013 the Company declared a dividend of $0.20 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow projections. On February 18, 2014, the Board of Directors declared a quarterly dividend of $0.22 per share to be paid on May 2, 2014. This dividend represents a 10 percent increase over the Company’s previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
Nov. 3, 2013 – Nov. 30, 2013	164,322	$38.96	164,322	$426,826,201
Dec. 1, 2013 – Jan. 4, 2014	1,411,993	$39.87	1,410,713	$370,576,339
Jan. 5, 2014 – Feb. 1, 2014	—	$—	—	$370,576,339
	1,576,315	$39.78	1,575,035
(1)	These columns also reflect shares purchased in connection with stock swaps. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2013, the Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016, replacing the Company’s previous $400 million program which terminated on that date. Through February 1, 2014, 6.4 million shares of common stock were purchased under the current program, for an aggregate cost of $229 million.

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

Indexed Share Price Performance

	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
Foot Locker, Inc.	$100.00	$153.40	$241.44	$359.24	$469.57	$524.46
S&P 400 Retailing Index	$100.00	$173.46	$245.62	$296.27	$362.94	$405.97
Russell Midcap Index	$100.00	$143.76	$185.84	$189.87	$221.05	$266.70

Item 6.  Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2013	2012(1)	2011	2010	2009
Summary of Continuing Operations
Sales	$6,505	6,182	5,623	5,049	4,854
Gross margin	2,133	2,034	1,796	1,516	1,332
Selling, general and administrative expenses	1,334	1,294	1,244	1,138	1,099
Impairment and other charges	2	12	5	10	41
Depreciation and amortization	133	118	110	106	112
Interest expense, net	5	5	6	9	10
Other income	(4)	(2)	(4)	(4)	(3)
Income from continuing operations, after-tax	429	397	278	169	47
Per Common Share Data
Basic earnings	2.89	2.62	1.81	1.08	0.30
Diluted earnings	2.85	2.58	1.80	1.07	0.30
Common stock dividends declared per share	0.80	0.72	0.66	0.60	0.60
Weighted-average Common Shares Outstanding
Basic earnings	148.4	151.2	153.0	155.7	156.0
Diluted earnings	150.5	154.0	154.4	156.7	156.3
Financial Condition
Cash, cash equivalents, and short-term investments	$867	928	851	696	589
Merchandise inventories	1,220	1,167	1,069	1,059	1,037
Property and equipment, net	590	490	427	386	387
Total assets	3,487	3,367	3,050	2,896	2,816
Long-term debt and obligations under capital leases	139	133	135	137	138
Total shareholders’ equity	2,496	2,377	2,110	2,025	1,948
Financial Ratios
Sales per average gross square foot(2)	$460	443	406	360	333
Earnings before interest and taxes (EBIT)(3)	668	612	441	266	83
EBIT margin(3)	10.3%	9.9	7.8	5.3	1.7
EBIT margin (non-GAAP)(4)	10.4%	9.9	7.9	5.4	2.8
Net income margin(3)	6.6%	6.4	4.9	3.3	1.0
Net income margin (non-GAAP)(4)	6.6%	6.2	5.0	3.4	1.8
Return on assets (ROA)	12.5%	12.4	9.4	5.9	1.7
Return on invested capital (ROIC)(4)	14.1%	14.2	11.8	8.3	5.3
Net debt capitalization percent(4),(5)	42.5%	37.2	36.0	39.0	43.0
Current ratio	3.8	3.7	3.8	4.0	4.1
Other Data
Capital expenditures	$206	163	152	97	89
Number of stores at year end	3,473	3,335	3,369	3,426	3,500
Total selling square footage at year end (in millions)	7.47	7.26	7.38	7.54	7.74
Total gross square footage at year end (in millions)	12.71	12.32	12.45	12.64	12.96
(1)	2012 represents the 53 weeks ended February 2, 2013.
(2)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in affect for such year. The 2012 amount has been calculated excluding the sales of the 53rd week.
(3)	Calculated using results from continuing operations.
(4)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(5)	Represents total debt and obligations under capital leases, net of cash, cash equivalents, and short-term investments. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, SIX:02, as well as the retail stores of Runners Point Group, including Runners Point, Sidestep, and Run2, which was acquired during the second quarter of 2013. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., CCS, and Tredex, the direct-to-customer subsidiary of Runners Point Group, which sell to customers through their Internet websites, mobile devices, and catalogs.

The Foot Locker brand is one of the most widely recognized names in the markets in which the Company operates, epitomizing high quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, such as Lady Foot Locker, and Kids Foot Locker, as well as Footlocker.com, its direct-to-customers business. Through various marketing channels, including broadcast, digital, print, and various sports sponsorships and events, the Company reinforces its image with a consistent message-namely, that it is the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
						(in thousands)
	February 2, 2013	Opened	Closed	February 1, 2014	Relocations/ Remodels	Selling	Gross
Foot Locker US	1,072	7	35	1,044	153	2,492	4,301
Foot Locker Europe	590	26	12	604	23	836	1,815
Foot Locker Canada	129	—	1	128	15	270	423
Foot Locker Asia Pacific	92	3	3	92	9	126	205
Lady Foot Locker	303	8	54	257	3	351	592
Kids Foot Locker	305	31	—	336	24	477	830
Footaction	283	1	7	277	24	811	1,287
Champs Sports	539	6	3	542	69	1,894	2,886
CCS(1)	22	—	22	—	—	—	—
Runners Point Group(2)	—	196	3	193	—	214	366
Total	3,335	278	140	3,473	320	7,471	12,705
(1)	During the second quarter of 2013, the Company closed all CCS store locations. The CCS brand is operated solely as an e-commerce business.
(2)	The Company acquired 194 existing Runners Point Group stores in July 2013; subsequently, the Company opened 2 additional stores.

Athletic Stores

The Company operates 3,473 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — “Sneaker Central” — Foot Locker is a leading global athletic footwear and apparel retailer. Its stores offer the latest in athletically-inspired performance products, manufactured primarily by the leading athletic brands. Foot Locker offers products for a wide variety of activities including basketball, running, and training. Additionally, we operate 127 House of Hoops, primarily a shop-in-shop concept, which sells premier basketball inspired products. Foot Locker’s 1,868 stores are located in 23 countries including 1,044 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 128 in Canada, 604 in Europe, and a combined 92 in Australia and New Zealand. The domestic stores have an average of 2,400 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker — “The Place for Her” — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel, and accessories for active women. Its stores carry major athletic footwear and apparel brands, as well as casual wear and an assortment of apparel designed for a variety of activities, including running, walking, training, and fitness. In November 2012, the Company announced the introduction of a new banner named “SIX:02.” This new banner is an elevated retail concept featuring top brands in fitness apparel and athletic footwear for women for a variety of activities, including CrossFit, yoga, strength training, and dance. Lady Foot Locker and SIX:02 operate 250 and 7 stores, respectively, and are located in the United States, Puerto Rico, and the U.S. Virgin Islands. These stores have an average of 1,400 selling square feet.

Kids Foot Locker — “Where Kids Come First” — Kids Foot Locker is a children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Its 336 stores are located in the United States, Puerto Rico, the U.S. Virgin Islands, Europe, and Canada. These stores have an average of 1,400 selling square feet.

Footaction — “Head-to-Toe Sport Inspired Style” — Footaction is a national athletic footwear and apparel retailer. The primary customer is a confident, influential young male who is driven by style and is always thoughtful about his look. Its 277 stores are located throughout the United States and Puerto Rico and focus on marquee footwear and branded apparel. The Footaction stores have an average of 2,900 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to differentiate itself from other mall-based stores by presenting complete head-to-toe merchandising stories representing the most powerful athletic brands, sports teams, and athletes in North America. Its 542 stores are located throughout the United States, Canada, Puerto Rico, and the U.S. Virgin Islands. The Champs Sports stores have an average of 3,500 selling square feet.

Runners Point — During the second quarter of 2013, the Company acquired the German retailer, Runners Point Group. The Athletic Stores Segment includes the retail stores of Runners Point Group, including Runners Point, specializing in running footwear, sneakers, running apparel, and equipment, Sidestep, a predominantly sports fashion footwear banner, and Run2, a newer concept aimed at the high performance serious runner. Runners Point, Sidestep, and Run2 operate, 100, 78, and 15 stores, respectively. These stores are located in Germany, Austria, and the Netherlands and have an average of 1,100 selling square feet.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile devices, and catalogs.

The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamservices.com, ccs.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, six02.com kidsfootlocker.com, footaction.com, and champssports.com). Additionally, this segment includes Tredex, the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep-sneakers.com, and sp24.com. These sites offer one of the largest online selections of running sport items in Europe, while providing a seamless link between e-commerce and store banners.

Eastbay — “Prepare to Win” —  Eastbay is among the largest direct marketers in the United States, providing the high school athlete with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise for a broad range of sports.

CCS — “We are Board Culture” —  In 2008, the Company purchased CCS, an Internet and catalog retailer of skateboard equipment, apparel, footwear, and accessories. CCS serves the needs of the 12-24 year old seeking an authentic board lifestyle shop. CCS is anchored in skate but appealing to the surrounding board culture. The CCS format offers board lifestyle merchandise that will fit the needs of the customer all year long and stocks the best selection of both core and lifestyle brands.

Franchise Operations

In 2006, the Company entered into a ten-year area development agreement with the Alshaya Trading Co. W.L.L., for the operation of Foot Locker stores located within the Middle East, subject to certain restrictions. In 2007, the Company entered into a ten-year agreement with another third party for the exclusive right to open and operate Foot Locker stores in the Republic of Korea. Additionally, franchise stores located in Germany and Switzerland operate under the Runners Point and Stepside banners.

A total of 73 franchised stores were operating at February 1, 2014. Of these stores, 27 are operating in the Middle East, 27 are operating in Germany and Switzerland, and 19 are operating in the Republic of Korea. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for 2013 as compared with prior years and is useful in assessing the Company’s progress in achieving its long-term financial objectives. The 2013 results represent the 52 weeks ended February 1, 2014 as compared with 53 weeks in 2012, and 52 weeks in the 2011 reporting year.

The following represents a reconciliation of the non-GAAP measures discussed throughout the Overview of Consolidated Results:

	2013	2012	2011
	(in millions, except per share amounts)
Sales:
Sales	$6,505	$6,182	$5,623
53rd week	—	81	—
Sales excluding 53rd week (non-GAAP)	$6,505	$6,101	$5,623
Pre-tax income:
Income before income taxes	$663	$607	$435
Pre-tax amounts excluded from GAAP:
Runners Point Group integration and acquisition costs	6	—	—
Impairment and other charges	2	12	5
53rd week	—	(22)	—
Total pre-tax amounts excluded	8	(10)	5
Income before income taxes (non-GAAP)	$671	$597	$440
Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$663	$607	$435
Interest expense, net	5	5	6
EBIT	$668	$612	$441
Income before income taxes (non-GAAP)	$671	$597	$440
Interest expense, net	5	5	6
EBIT (non-GAAP)	$676	$602	$446
EBIT margin %	10.3%	9.9%	7.8%
EBIT margin % (non-GAAP)	10.4%	9.9%	7.9%
After-tax income:
Net income	$429	$397	$278
After-tax amounts excluded from GAAP:
Runners Point Group acquisition and integration costs	5	—	—
Impairment and other charges	1	7	3
53rd week	—	(14)	—
Settlement of foreign tax audits	(3)	(9)	—
Canadian tax rate changes	—	(1)	—
Net income (non-GAAP)	$432	$380	$281

	2013	2012	2011
	(in millions, except per share amounts)
Net income margin %	6.6%	6.4%	4.9%
Net income margin % (non-GAAP)	6.6%	6.2%	5.0%
Diluted earnings per share:
Net income	$2.85	$2.58	$1.80
Runners Point Group acquisition and integration costs	0.03	—	—
Impairment and other charges	0.01	0.05	0.02
53rd week	—	(0.09)	—
Settlement of foreign tax audits	(0.02)	(0.06)	—
Canadian tax rate changes	—	(0.01)	—
Net income (non-GAAP)	$2.87	$2.47	$1.82

The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal tax rate to each of the respective items.

During 2013 and 2012, the Company recorded benefits of $3 million and $9 million, or $0.02 per diluted share and $0.06 per diluted share, respectively, to reflect the settlement of foreign tax audits, which resulted in a reduction in tax reserves established in prior periods. Additionally in 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted share, to reflect the repeal of the last two stages of certain Canadian provincial tax rate changes.

When assessing Return on Invested Capital (“ROIC”), the Company adjusts its results to reflect its operating leases as if they qualified for capital lease treatment. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the presentation of these leases as if they were capital leases is appropriate. Accordingly, the asset base and net income amounts are adjusted to reflect this in the calculation of ROIC. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA increased to 12.5 percent as compared with 12.4 percent in the prior year reflecting the Company’s overall performance in 2013. Our ROIC decreased slightly as compared with the prior year due to an increase in our average invested capital primarily as a result of the inclusion of Runners Point Group during the second quarter of 2013. This was partly offset by an increase in our earnings before interest and income taxes.

	2013	2012	2011
ROA(1)	12.5%	12.4%	9.4%
ROIC % (non-GAAP)(2)	14.1%	14.2%	11.8%
(1)	Represents net income of $429 million, $397 million, and $278 million divided by average total assets of $3,427 million, $3,209 million, and $2,973 million for 2013, 2012, and 2011, respectively.
(2)	See below for the calculation of ROIC.

	2013	2012	2011
	(in millions)
EBIT (non-GAAP)	$676	$602	$446
+ Rent expense	600	560	544
- Estimated depreciation on capitalized operating leases(3)	(443)	(409)	(389)
Net operating profit	833	753	601
- Adjusted income tax expense(4)	(298)	(274)	(218)
= Adjusted return after taxes	$535	$479	$383
Average total assets	$3,427	$3,209	$2,973
- Average cash, cash equivalents and short-term investments	(898)	(890)	(774)
- Average non-interest bearing current liabilities	(630)	(592)	(519)
- Average merchandise inventories	(1,194)	(1,118)	(1,064)
+ Average estimated asset base of capitalized operating leases(3)	1,829	1,552	1,429
+ 13-month average merchandise inventories	1,269	1,200	1,192
= Average invested capital	$3,803	$3,361	$3,237
ROIC %	14.1%	14.2%	11.8%

(3)	The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 2.8 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease.
(4)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

Overview of Consolidated Results

The following represents our long-term financial objectives and our progress towards meeting those objectives. The following represents non-GAAP results for all the periods presented. In addition, the 2012 results are shown on a 52-week basis.

	Long-term Objectives	2013	2012	2011
Sales (in millions)	$7,500	$6,505	$6,101	$5,623
Sales per gross square foot	$500	$460	$443	$406
EBIT margin	11.0%	10.4%	9.9%	7.9%
Net income margin	7.0%	6.6%	6.2%	5.0%
ROIC	14.0%	14.1%	14.2%	11.8%

Highlights of our 2013 financial performance include:

•	Sales and comparable-store sales, as noted in the table below, both increased and continued to benefit from exciting assortments and enhanced store formats across our various banners, as well as improved performance of the Company’s store banner.com websites. Our recent acquisition, Runners Point Group, contributed $164 million to the 2013 sales results; these sales are not included in the computation of comparable-store sales.

	2013	2012	2011
Sales increase	6.6%	8.5%	11.4%
Comparable-store sales increase	4.2%	9.4%	9.8%
•	Gross margin, as a percentage of sales, was 32.8 percent in 2013 which was unchanged as compared with the prior-year period.
•	SG&A expenses on a non-GAAP basis were 20.4 percent of sales, an improvement of 60 basis points as compared with the prior year, as we carefully managed expenses.
•	Net income on a non-GAAP basis was $432 million or $2.87 diluted earnings per share, an increase of 16.2 percent from the prior-year period.
•	Cash, cash equivalents, and short-term investments at February 1, 2014 were $867 million, representing a decrease of $61 million. This reflects both the execution of various key initiatives noted in the items below and the Company’s strong performance. The Company ended the year in a strong financial position, with $728 million of cash, cash equivalents and short-term investments, net of debt and obligations under capital leases.
•	The Company completed the acquisition of Runners Point Group during the second quarter of 2013 for $81 million, net of cash acquired. The Runners Point Group is a leading specialty athletic footwear and apparel multi-channel German retailer. The acquisition increases the Company’s market position in Germany. While only a partial year, its operations were accretive to the 2013 results.
•	Capital expenditures during 2013 totaled $206 million and were primarily directed to the remodeling or relocation of 320 stores, the build-out of 84 new stores, as well as other technology and infrastructure projects.
•	Dividends totaling $118 million were declared and paid during 2013, returning significant value to our shareholders.
•	A total of 6.4 million shares were repurchased in the first year of our current share repurchase program at a cost of $229 million.

Summary of Consolidated Statements of Operations

	2013	2012	2011
	(in millions, except per share data)
Sales	$6,505	$6,182	$5,623
Gross margin	2,133	2,034	1,796
Selling, general and administrative expenses	1,334	1,294	1,244
Depreciation and amortization	133	118	110
Interest expense, net	5	5	6
Net income	$429	$397	$278
Diluted earnings per share	$2.85	$2.58	$1.80

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of Runners Point Group have been excluded from the computation of comparable-store sales. Runners Point Group sales will be included in the computation beginning in October 2014.

Sales of $6,505 million in 2013 increased by 5.2 percent from sales of $6,182 million in 2012, this represented a comparable-store sales increase of 4.2 percent. Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, sales increased 2.4 percent as compared with the 53 weeks of 2012. Results for 2012 include the effect of the 53rd week, which represented sales of $81 million. Overall in 2013, footwear sales and apparel and accessories sales represented 77 percent and 23 percent of total sales, respectively.

Sales in 2012 increased to $6,182 million, or by 9.9 percent as compared with 2011. Excluding the effect of foreign currency fluctuations, sales increased 11.4 percent as compared with 2011. Comparable-store sales increased by 9.4 percent. This increase primarily reflected higher footwear sales, which represented approximately 76 percent of sales. Apparel and accessories sales, also increased during 2012 and represented 24 percent of total sales.

Gross Margin

	2013	2012	2011
Gross margin rate	32.8%	32.9%	31.9%

Gross margin as a percentage of sales was 32.8 percent in 2013, representing a decrease of 10 basis points as compared with the prior year. The decrease in the gross margin rate included an increase in the cost of merchandise of 10 basis points. Occupancy and buyers’ compensation expense rate remained unchanged, as a percentage of sales, as compared with the 53 weeks of 2012. The decline in the merchandise margin rate primarily reflects the effect of lower initial markups. Vendor allowances had no effect on the gross margin rate, as compared with the prior year. Excluding the effect of the 53rd week in 2012, the gross margin rate was flat as compared with the prior year.

Gross margin as a percentage of sales was 32.9 percent in 2012, representing an increase of 100 basis points as compared with the prior year. The increase in the gross margin rate included a decrease of 110 basis points in the occupancy and buyers’ compensation expense rate reflecting improved leverage on largely fixed costs, offset by an increase in the cost of merchandise of 10 basis points. The decline in the merchandise margin rate primarily reflected the effect of lower initial markups, higher markdowns in Europe, and the effect of lower shipping and handling income. The markdowns in Europe were necessary to ensure that merchandise inventories remained current and in line with sales trend. The Direct-to-Customers segment continued to provide free shipping offers to remain competitive with other Internet retailers. Vendor allowances had no effect on the gross margin rate, as compared with the prior year. Excluding the effect of the 53rd week in 2012, gross margin increased by 90 basis points as compared with 2011.

Selling, General and Administrative Expenses

	2013	2012	2011
SG&A as a percentage of sales	20.5%	20.9%	22.1%

Selling, general and administrative (“SG&A”) expenses increased by $40 million, or 3.1 percent, to $1,334 million in 2013, as compared with 2012. Excluding the effect of foreign currency fluctuations, SG&A increased by $34 million. Runners Point Group, which was acquired in early July 2013, represented an incremental $45 million in expenses. Additionally, the Company incurred $6 million in integration and acquisition costs during 2013. Excluding foreign currency fluctuations, the effect of the recent acquisition, and the effect of the 53rd week in 2012, SG&A decreased by $4 million. The decrease reflects effective expense management, specifically variable costs.

SG&A expenses increased by $50 million, or 4.0 percent, to $1,294 million in 2012, as compared with 2011. Excluding the effect of foreign currency fluctuations, SG&A increased by $69 million. This increase reflects the effect of the 53rd week, which contributed $13 million in additional expenses, as well as higher variable expenses to support sales, such as store wages and banking expenses. The Company also increased its marketing and advertising spending by $8 million during 2012 in order to support the Company’s strategic objective of differentiating its formats.

Depreciation and Amortization

	2013	2012	2011
Percentage increase	12.7%	7.3%	3.8%

The increases in both 2013 and 2012 reflect increased capital spending on store improvements and technology. In addition, the increase in the current year reflects the inclusion of depreciation and amortization relating to the Runners Point Group of $6 million. The effect of foreign currency fluctuations was not significant for 2013.

Interest Expense, Net

	2013	2012	2011
	(in millions)
Interest expense	$11	$11	$13
Interest income	(6)	(6)	(7)
Interest expense, net	$5	$5	$6
Weighted-average interest rate (excluding fees)	7.1%	7.6%	7.6%

Net interest expense in 2013 was essentially unchanged from the prior year. The overall reduction in net interest expense in 2012 as compared with 2011 primarily reflected lower expenses associated with the Company’s revolving credit facility, which was amended at the end of 2011 with lower annual fees.

The Company did not have any short-term borrowings, other than amounts outstanding in connection with capital leases, for any of the periods presented.

Income Taxes

The effective tax rate for 2013 was 35.3 percent, as compared with 34.6 percent in 2012. The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the reserves for unrecognized tax benefits may be adjusted as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the third quarter of 2013, the Company settled a foreign tax audit resulting in a reserve release of $3 million. The effective tax rate for 2013 also includes other reserve releases totaling $3 million due to audit settlements and lapses of statutes of limitations. Additionally, in connection with the purchase of Runners Point

Group, the Company recorded a tax expense of $1 million related to non-deductible acquisition costs. Excluding these items as well as the reserve releases in 2012, the effective tax rate for 2013 decreased as compared with 2012 primarily due to the effect of full implementation of international tax planning initiatives in 2013.

The effective tax rate for 2012 was 34.6 percent, as compared with 36.0 percent in 2011. The effective tax rate for 2012 includes reserve releases of $13 million due to foreign and domestic audit settlements and lapses of statute of limitations. Additionally, included in 2012 are one time benefits totaling $4 million, representing foreign tax law changes of $2 million, additional U.S. tax credits of $1 million, and a $1 million benefit related to a Canadian provincial tax rate change that increased the value of the Company’s net deferred tax assets. The 2011 effective rate included a benefit of $3 million from reserve releases as well as other true-up adjustments. Excluding these items, the effective tax rate increased primarily due to the higher proportion of income earned in higher tax jurisdictions in 2012.

Segment Information

The Company’s two reportable segments, Athletic Stores and Direct-to-Customers, are based on its method of internal reporting. The Company evaluates performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

	2013	2012	2011
	(in millions)
Sales
Athletic Stores	$5,790	$5,568	$5,110
Direct-to-Customers	715	614	513
	$6,505	$6,182	$5,623
Operating Results
Athletic Stores(1)	$656	$653	$495
Direct-to-Customers(2)	84	65	45
	740	718	540
Restructuring charge(3)	—	—	(1)
Division profit	740	718	539
Less: Corporate expense(4)	76	108	102
Operating profit	664	610	437
Other income(5)	4	2	4
Earnings before interest expense and income taxes	668	612	441
Interest expense, net	5	5	6
Income before income taxes	$663	$607	$435
(1)	The results for 2013 include a $2 million charge recorded in connection with the closure of all CCS stores. The results of 2012 include a non-cash impairment charge of $5 million to write down long-lived assets of the CCS stores as a result of the Company’s decision to close the stores during the first quarter of 2013.
(2)	Included in the results for 2012 and 2011 are non-cash impairment charges of $7 million and $5 million, respectively, related to the CCS business.
(3)	In 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses.
(4)	Corporate expense for 2013 reflects the reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased by $27 million thereby reducing corporate expense.
(5)	Other income includes non-operating items such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	2013	2012	2011
	(in millions)
Sales	$5,790	$5,568	$5,110
Division profit	$656	$653	$495
Division profit margin	11.3%	11.7%	9.7%

2013 compared with 2012

Athletic Stores sales were $5,790 million in 2013, an increase of 4.0 percent as compared with the prior year. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 3.7 percent in 2013. Comparable-store sales increased by 3.0 percent. The Athletic Stores segment includes $146 million of sales related to the Runners Point stores, which was acquired in early July 2013. Excluding the sales of the Runners Point stores, the increase was primarily driven by Kids Foot Locker, Foot Locker Europe, and domestic Foot Locker. Kids Foot Locker and Foot Locker Europe increased their store count by 31 and 14 stores, respectively, during 2013. The increase in these banners was partially offset by sales declines in Lady Foot Locker, Footaction, and Champs Sports. Lady Foot Locker’s sales declined in 2013 as management continues to close underperforming stores and redefine the product offerings. Lady Foot Locker’s store count declined by 46 stores during 2013. Test locations, including SIX:02 stores, are performing better than the balance of the chain and continue to be evaluated. Various initiatives are being implemented including the recent launch of the SIX:02 e-commerce website, in order to optimize performance before a roll-out strategy is determined. On a comparable-store sales basis, Footaction reported a modest increase for the year. Comparable-store sales for Champs Sports were negatively affected, in part, by the level of store remodel projects, which require temporary store closure during remodel.

Within the Athletic Stores segment footwear was the biggest driver, led by our children’s category, which had strong gains across all banners. Footwear sales increased in our largest category, basketball, which benefited from key marquee player shoes. The segment is also benefiting from the continued expansion of the shop-in-shop partnerships with our various vendors.

Athletic Stores reported a division profit of $656 million in 2013 as compared with $653 million in 2012, an increase of $3 million. Included in the 2013 results are costs of $2 million associated with the closure of the CCS stores. While the results of the Runners Point stores were accretive during the period, it was not significant. Additionally, the 2013 results reflect the reallocation of corporate expense to this segment, discussed more fully below. Excluding these items, division profit margin for 2013 would have been essentially unchanged.

2012 compared with 2011

Athletic Stores sales of $5,568 million increased 9.0 percent in 2012. Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 10.6 percent in 2012. Comparable-store sales increased by 8.5 percent. Most divisions within this segment experienced strong increases as compared with the prior year, led by Champs Sports and domestic Foot Locker. Foot Locker Europe had a modest comparable-store sales decline for the year reflecting the macroeconomic conditions in that region. Lady Foot Locker’s sales declined in 2012 reflecting losses from certain classic and lifestyle footwear, partially offset by an increase in performance footwear. Additionally, Lady Foot Locker operated 29 fewer stores as management has continued to focus on closing underperforming stores. Comparable-store sales for the division were down slightly for the year. During 2012, the Company introduced a new banner, SIX:02, an elevated retail concept featuring top brands in fitness apparel and athletic footwear for women. The Company opened 3 SIX:02 stores during the fourth quarter of 2012. In total, all categories, footwear, apparel and accessories, increased during 2012. Within the footwear category, the highest percentage increase came from our children’s category, which had strong gains across all banners, supported by the “Go Big” marketing campaign in Kids Foot Locker. Footwear sales increased in our largest category, basketball, which benefited from key marquee player shoes. Despite the overall decline in Lady Foot Locker sales, our overall women’s business modestly increased, as some of those customers found appealing product in our other banners. Apparel sales reflected strength in domestic sales, partially offset by a slight decline in Europe’s apparel sales.

Athletic Stores reported a division profit of $653 million in 2012 as compared with $495 million in 2011, an increase of $158 million. During the fourth quarter of 2012 an impairment charge of $5 million was recorded to write down long-lived assets of the CCS stores as a result of the Company’s decision to close these stores. Foreign currency fluctuations negatively affected division profit by approximately $9 million as compared with the corresponding prior-year period. Division profit increased primarily as a result of strong sales and an improved gross margin rate driven by improved leverage of the fixed expenses within gross margin, contributing to an overall profit flow-through of 34.5 percent.

Direct-to-Customers

	2013	2012	2011
	(in millions)
Sales	$715	$614	$513
Division profit	$84	$65	$45
Division profit margin	11.7%	10.6%	8.8%

2013 compared with 2012

Direct-to-Customers sales increased 16.4 percent to $715 million in 2013, as compared with $614 million in 2012. Comparable sales increased 14.8 percent from the prior year. The Direct-to-Customers segment includes $18 million of sales related to the e-commerce division of Runners Point Group, which the Company acquired during the second quarter of 2013. Excluding these sales, the increase was primarily a result of continued strong sales performance related to the Company’s store-banner websites, as well as increased Eastbay sales. Of the total increase, sales from our store-banner websites comprised approximately three quarters of the increase reflecting success of several initiatives, including improving the connectivity of the store banners to the e-commerce sites, investments in technology to improve the shopping experience, and investments in making the sites more engaging. These increases were offset, in part, by a further decline in the CCS business.

The Direct-to-Customers business generated division profit of $84 million in 2013, as compared with $65 million in 2012. Division profit, as a percentage of sales, was 11.7 percent in 2013 and 10.6 percent in 2012. The 2013 results reflect the reallocation of corporate expense, discussed more fully below. Excluding this change division profit margin would have been 12.3 percent. During 2012, an impairment charge of $7 million was recorded to write down CCS intangible assets. Excluding these items, division profit increased by $17 million. The effect of the acquisition was not significant to this segment’s division profit.

2012 compared with 2011

Direct-to-Customers sales increased 19.7 percent to $614 million in 2012, as compared with $513 million in 2011. On a comparable 52 week basis, sales increased 17.7 percent. The increase was primarily a result of continued strong sales performance for the Company’s store-banner websites, as well as increased Eastbay sales. Of the total increase, sales from our store-banner websites comprised approximately 60 percent of the increase. This improvement reflected further investment in our websites in order to provide excellent service in our digital channels, including easy navigation, timely shipping, helpful call center assistance, and entertaining and engaging content.

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

Corporate Expense

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $12 million, $13 million, and $11 million in 2013, 2012, and 2011, respectively.

Corporate expense decreased by $32 million to $76 million in 2013, as compared with 2012. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased thereby reducing corporate expense by $27 million for 2013. In addition, incentive compensation decreased $11 million and legal expenses decreased by $4 million as 2012 reflected a litigation charge. Additionally, as noted above depreciation and amortization expense decreased by $1 million. These decreases were partially offset by $6 million of costs related to the Company’s acquisition and integration of Runners Point Group as well as an increase of $5 million for share-based compensation expense.

Corporate expense increased by $6 million to $108 million in 2012, as compared with 2011. The increase represents increased depreciation and amortization of $2 million, $2 million of increased share-based compensation expense, and a charge of $4 million related to litigation, offset, in part, by expense savings in other corporate areas. The effect of the 53rd week on corporate expense was not significant.

Liquidity and Capital Resources

Liquidity

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

As of February 1, 2014, the Company had $426 million of cash and cash equivalents held in foreign jurisdictions. Because we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries. Depending on the source, amount, and timing of a repatriation, some tax may be payable. The Company believes that its cash invested domestically and future domestic cash flows are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 20, 2013, the Board of Directors approved a new 3-year, $600 million share repurchase program extending through January 2016, replacing the Company’s previous $400 million program which terminated on that date. As of February 1, 2014, approximately $371 million is remaining on this program.

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

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key vendors. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key vendors. In 2013 and 2012, the Company purchased approximately 88 percent and 86 percent, respectively, of its merchandise from its top five vendors and expects to continue to obtain a significant percentage of its athletic product from these vendors in future periods. Approximately 68 percent in 2013 and 65 percent in 2012 was purchased from one vendor — Nike, Inc.

The Company’s 2014 planned capital expenditures and lease acquisition costs are approximately $220 million. Planned capital expenditures are $219 million and planned lease acquisition costs related to the Company’s operations in Europe are $1 million. The Company’s planned capital expenditures include $181 million related to modernizations of existing stores and the planned opening of 62 new stores, as well as $38 million for the development of information systems and infrastructure. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

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

	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$530	$416	$497
Capital expenditures	(206)	(163)	(152)
Free cash flow (non-GAAP)	$324	$253	$345

Operating Activities

Operating activities provided cash of $530 million in 2013, compared with $416 million in 2012. These amounts reflect income adjusted for non-cash items and working capital changes. The improvement represents the Company’s earnings strength. During 2013, the Company contributed $2 million to its Canadian qualified pension plans as compared with $25 million and $1 million contributed to the U.S. and Canadian plans, respectively, in 2012. Cash paid for income taxes was $175 million for 2013 as compared with $230 million for 2012.

Operating activities provided cash of $416 million in 2012, compared with $497 million in 2011. Non-cash impairment and other charges were $12 million and $5 million for 2012 and 2011, respectively. These impairment charges were related to the CCS business. During 2012, the Company contributed $26 million to its U.S. and Canadian qualified pension plans as compared with $28 million contributed in 2011. The increase in merchandise inventories for 2012 of $91 million was due to the shift caused by the 53rd week, which was planned in order to support sales for February, which is typically a strong period.

Investing Activities

Net cash used in investing activities was $248 million in 2013 as compared with $212 million in 2012. During the second quarter of 2013, the Company completed its purchase of Runners Point Group for $81 million, net of cash acquired. Capital expenditures in 2013 were $206 million, primarily related to the remodeling of 320 stores, the build-out of 84 new stores, and various corporate technology upgrades, representing an increase of $43 million as compared with the prior year. These increases were partially offset by net sales and maturities of $37 million of short-term investments during 2013.

Net cash used in investing activities was $212 million in 2012 as compared with $149 million in 2011. The increase was primarily due to the Company’s net purchases of $49 million of short-term investments as well as higher capital expenditures. Capital expenditures were $163 million, primarily related to the remodeling of 198 stores, the build-out of 85 new stores, and various corporate technology upgrades and e-commerce website enhancements, representing an increase of $11 million as compared with the prior year.

Financing Activities

Net cash used in financing activities was $309 million in 2013 as compared with $181 million in 2012. During 2013, the Company repurchased 6,424,286 shares of its common stock under its share repurchase program for $229 million. Additionally, the Company declared and paid dividends totaling $118 million and $109 million in 2013 and 2012, respectively, representing a quarterly rate of $0.20 and $0.18 per share in 2013 and 2012, respectively. During 2013 and 2012, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $30 million and $48 million, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $9 million and $11 million for 2013 and 2012, respectively.

Net cash used in financing activities was $181 million in 2012 as compared with $178 million in 2011. During 2012, the Company repurchased 4,000,161 shares of its common stock under its share repurchase program for $129 million. Additionally, the Company declared and paid dividends totaling $109 million and $101 million in 2012 and 2011, respectively, representing a quarterly rate of $0.18 and $0.165 per share in 2012 and 2011, respectively. During 2012 and 2011, the Company received proceeds from the issuance of common stock and treasury stock in connection with the employee stock programs of $48 million and $22 million, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $11 million and $5 million for 2012 and 2011, respectively.

Capital Structure

On January 27, 2012, the Company entered into an amended and restated credit agreement (the “2011 Restated Credit Agreement”) with its banks. The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement. The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2014, other than amounts used to support standby letters of credit.

Credit Rating

As of March 31, 2014, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba2, respectively. In addition, Moody’s Investors Service has rated the Company’s senior unsecured notes Ba3.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 2.8 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease.

Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2013	2012
	(in millions)
Long-term debt and obligations under capital leases	$139	$133
Present value of operating leases	2,571	2,202
Total debt including the present value of operating leases	2,710	2,335
Less:
Cash and cash equivalents	858	880
Short-term investments	9	48
Total net debt including the present value of operating leases	1,843	1,407
Shareholders’ equity	2,496	2,377
Total capitalization	$4,339	$3,784
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases (non-GAAP)	42.5%	37.2%

The Company’s cash, cash equivalents, and short-term investments decreased by $61 million during 2013, representing the acquisition of the Runners Point Group offset in large part by the result of strong cash flow generation from operating activities.

Including the present value of operating leases, the Company’s net debt capitalization percent increased 530 basis points in 2013. The change in total debt including the present value of the operating leases, as compared with the prior-year period, primarily reflects the acquisition of Runners Point Group and their associated lease liabilities, the effect of lease renewals, and the effect of foreign currency fluctuations, offset in part by store closures.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at February 1, 2014:

		Payments Due by Fiscal Period
Contractual Cash Obligations	Total	2014	2015 – 2016	2017 – 2018	2019 and Beyond
	(in millions)
Long-term debt(1)	$206	$11	$22	$22	$151
Operating leases(2)	3,308	558	967	693	1,090
Capital leases	8	3	5	—	—
Other long-term liabilities(3)	2	2	—	—	—
Total contractual cash obligations	$3,524	$574	$994	$715	$1,241

		Payments Due by Fiscal Period
Other Commercial Commitments	Total Amounts Committed	2014	2015 – 2016	2017 – 2018	2019 and Beyond
	(in millions)
Unused line of credit(4)	$199	$—	$199	$—	$—
Standby letters of credit	1	—	1	—	—
Purchase commitments(5)	2,187	2,187	—	—	—
Other(6)	35	20	15	—	—
Total commercial commitments	$2,422	$2,207	$215	$—	$—

(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $13 million. Additional information is included in the Long-Term Debt and Obligations Under Capital Leases note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 25 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at February 1, 2014 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table represents the Company’s 2014 Canadian qualified pension contributions of $2 million. Other than this liability, other amounts (including the Company’s unrecognized tax benefits of $46 million, as well as penalties and interest of $2 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(4)	Represents the unused domestic lines of credit pursuant to the Company’s $200 million revolving credit agreement. The Company’s management currently does not expect to borrow under the facility in 2014, other than amounts used to support standby letters of credit.
(5)	Represents open purchase orders, as well as other commitments for merchandise purchases, at February 1, 2014. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain vendors in response to shifts in consumer preferences.
(6)	Represents payments required by non-merchandise purchase agreements.

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

Acquisitions

The Company accounts for acquisitions by recording the net assets of acquired businesses at fair value, and making estimates and assumptions to determine the fair value of these acquired assets and liabilities. The Company allocates the purchase price of acquired businesses based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company. Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill.

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

Vendor Reimbursements

In the normal course of business, the Company receives allowances from its vendors for markdowns taken. Vendor allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Vendor allowances contributed 20 basis points to the 2013 gross margin rate. The Company also has volume-related agreements with certain vendors, under which it receives rebates based on fixed percentages of cost purchases. These volume-related rebates are recorded in cost of sales when the product is sold and were not significant to the 2013 gross margin rate.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors for specific advertising campaigns and catalogs. Cooperative income, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in SG&A in the same period as the associated expenses are incurred. Cooperative reimbursements amounted to approximately 18 percent and 14 percent of total advertising and catalog costs, respectively, in 2013. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of merchandise and are reflected in cost of sales as the merchandise is sold. Such amounts were not significant in 2013.

Impairment of Long-Lived Assets, Goodwill and Other Intangibles

The Company performs an impairment review when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s strategic long-range plans, in determining in performing an impairment review. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

The Company reviews goodwill for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed using a two-step test. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We performed our annual goodwill impairment assessments during 2013, using a qualitative approach. Based on the results of the impairment assessments performed, we concluded that it is more likely than not that the fair values of our reporting units exceeded their respective carrying values and there are no reporting units at risk of impairment.

Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values of purchased intangible assets are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company’s review did not result in any impairment charges for the year ended February 1, 2014.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The expected term of options granted is estimated using historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 6 to 8 percent depending if the change was an increase or decrease to the expected term. The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would have a 1 percent change to the fair value. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 5 percent. Share-based compensation expense is recorded for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions can materially affect the fair value of the options.

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

Long-Term Rate of Return Assumption — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2013 pension expense was 6.24 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2013 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of its inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. In 2011, the Company changed how the discount rate was selected to measure the present value of U.S. benefit obligations from the Citibank Pension Discount curve to Towers Watson’s Bond:Link model. The current discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2013 benefit obligations related to the Company’s pension and postretirement plans were 4.32 percent and 4.20 percent, respectively.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at February 1, 2014 by approximately $30 million and $33 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2013 pension expense or postretirement income.

Trend Rate — The Company maintains two postretirement medical plans, one covering certain executive officers and key employees of the Company (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $2 million. With respect to the postretirement medical plan covering all other associates, there is limited risk to the Company for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

The Company expects to record postretirement income of approximately $2 million and pension expense of approximately $20 million in 2014.

Income Taxes

In accordance with GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s strategic long-range plans. A one percent change in the Company’s overall statutory tax rate for 2013 would have resulted in a $5 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2014 effective tax rate to approximate 36.5 percent, excluding the effect of any nonrecurring items that may occur. The actual rate will vary depending primarily on the percentage of the Company’s income earned in the United States as compared with its international operations.

Recent Accounting Pronouncements

During 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure is included in Note 17, Accumulated Other Comprehensive Loss. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

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

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 31, 2014

Foot Locker, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2013	2012	2011
	(in millions, except per share amounts)
Sales	$6,505	$6,182	$5,623
Cost of sales	4,372	4,148	3,827
Selling, general and administrative expenses	1,334	1,294	1,244
Depreciation and amortization	133	118	110
Impairment and other charges	2	12	5
Interest expense, net	5	5	6
Other income	(4)	(2)	(4)
	5,842	5,575	5,188
Income before income taxes	663	607	435
Income tax expense	234	210	157
Net income	$429	$397	$278
Basic earnings per share	$2.89	$2.62	$1.81
Weighted-average shares outstanding	148.4	151.2	153.0
Diluted earnings per share	$2.85	$2.58	$1.80
Weighted-average shares outstanding, assuming dilution	150.5	154.0	154.4

See Accompanying Notes to Consolidated Financial Statements.

Foot Locker, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2013	2012	2011
	(in millions)
Net income	$429	$397	$278
Other comprehensive income, net of income tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(25)	19	(23)
Cash flow hedges:
Change in fair value of derivatives, net of income tax	(5)	4	(2)
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $2, $1, and ($11) million, respectively	6	1	(16)
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $5, $5, and $3 million, respectively	9	8	6
Available for sale securities:
Unrealized gain on available-for-sale securities	—	1	—
Comprehensive income	$414	$430	$243

See Accompanying Notes to Consolidated Financial Statements.

Foot Locker, Inc.
CONSOLIDATED BALANCE SHEETS

	2013	2012
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$858	$880
Short-term investments	9	48
Merchandise inventories	1,220	1,167
Other current assets	263	268
	2,350	2,363
Property and equipment, net	590	490
Deferred taxes	241	257
Goodwill	163	145
Other intangible assets, net	67	40
Other assets	76	72
	$3,487	$3,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$263	$298
Accrued and other liabilities	360	338
Current portion of capital lease obligations	3	—
	626	636
Long-term debt and obligations under capital leases	136	133
Other liabilities	229	221
Total liabilities	991	990
Shareholders’ equity	2,496	2,377
	$3,487	$3,367

See Accompanying Notes to Consolidated Financial Statements.

Foot Locker, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Balance at January 29, 2011	162,659	$735	(8,039)	$(152)	$1,611	$(169)	$2,025
Restricted stock issued	242	—	—	—			—
Issued under director and stock plans	1,559	19	—	—			19
Share-based compensation expense	—	18	—	—			18
Total tax benefit from exercise of options	—	6					6
Forfeitures of restricted stock	—	1	(60)	—			1
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(3)			(3)
Acquired in exchange of stock options	—	—	(34)	(1)			(1)
Share repurchases	—	—	(4,904)	(104)			(104)
Reissued – employee stock purchase plan	—	—	336	7			7
Net income					278		278
Cash dividends declared on common stock ($0.66 per share)					(101)		(101)
Translation adjustment, net of tax						(23)	(23)
Change in cash flow hedges, net of tax						(2)	(2)
Pension and postretirement adjustments, net of tax						(10)	(10)
Balance at January 28, 2012	164,460	$779	(12,841)	$(253)	$1,788	$(204)	$2,110
Restricted stock issued	99	—	—	—			—
Issued under director and stock plans	2,350	46	—	—			46
Share-based compensation expense	—	20	—	—			20
Total tax benefit from exercise of options	—	11	—				11
Shares of common stock used to satisfy tax withholding obligations	—	—	(214)	(7)			(7)
Acquired in exchange of stock options	—	—	(2)	—			—
Share repurchases	—	—	(4,000)	(129)			(129)
Reissued – employee stock purchase plan	—	—	218	5			5
Net income					397		397
Cash dividends declared on common stock ($0.72 per share)					(109)		(109)
Translation adjustment, net of tax						19	19
Change in cash flow hedges, net of tax						4	4
Pension and postretirement adjustments, net of tax						9	9
Unrealized gain on available-for-securities, with no tax						1	1
Balance at February 2, 2013	166,909	$856	(16,839)	$(384)	$2,076	$(171)	$2,377
Restricted stock issued	665	—	—	—			—
Issued under director and stock plans	1,465	31	—	—			31
Share-based compensation expense	—	25	—	—			25
Total tax benefit from exercise of options	—	9					9
Forfeitures of restricted stock	—	—	(2)
Shares of common stock used to satisfy tax withholding obligations	—	—	(479)	(16)			(16)
Acquired in exchange of stock options	—	—	(1)	—			—
Share repurchases	—	—	(6,424)	(229)			(229)
Reissued – employee stock purchase plan	—	—	133	3			3
Net income					429		429
Cash dividends declared on common stock ($0.80 per share)					(118)		(118)
Translation adjustment, net of tax						(25)	(25)
Change in cash flow hedges, net of tax						(5)	(5)
Pension and postretirement adjustments, net of tax						15	15
Balance at February 1, 2014	169,039	$921	(23,612)	$(626)	$2,387	$(186)	$2,496

See Accompanying Notes to Consolidated Financial Statements.

Foot Locker, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012	2011
	(in millions)
From Operating Activities
Net income	$429	$397	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	—	12	5
Depreciation and amortization	133	118	110
Share-based compensation expense	25	20	18
Deferred tax provision	19	20	29
Qualified pension plan contributions	(2)	(26)	(28)
Excess tax benefits on share-based compensation	(8)	(9)	(5)
Change in assets and liabilities:
Merchandise inventories	(20)	(91)	(17)
Accounts payable	(48)	57	19
Accrued and other liabilities	(10)	(4)	38
Income tax receivables and payables	38	(34)	24
Other, net	(26)	(44)	26
Net cash provided by operating activities	530	416	497
From Investing Activities
Gain from lease terminations	2	—	2
Gain from insurance recoveries	—	—	1
Purchases of short-term investments	(23)	(88)	—
Sales and maturities of short-term investments	60	39	—
Purchase of business, net of cash acquired	(81)	—	—
Capital expenditures	(206)	(163)	(152)
Net cash used in investing activities	(248)	(212)	(149)
From Financing Activities
Reduction in long-term debt and obligations under capital leases	(1)	(2)	—
Dividends paid on common stock	(118)	(109)	(101)
Issuance of common stock	27	43	18
Purchase of treasury shares	(229)	(129)	(104)
Treasury stock reissued under employee stock plan	3	5	4
Excess tax benefits on share-based compensation	9	11	5
Net cash used in financing activities	(309)	(181)	(178)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	5	6	(15)
Net Change in Cash and Cash Equivalents	(22)	29	155
Cash and Cash Equivalents at Beginning of Year	880	851	696
Cash and Cash Equivalents at End of Year	$858	$880	$851
Cash Paid During the Year:
Interest	$11	$11	$12
Income taxes	$175	$230	$143

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2013 represents the 52 weeks ending February 1, 2014. Fiscal years 2012 and 2011 represent the 53 week period ending February 2, 2013, and the 52 week period ending January 28, 2012, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and totaled $4 million, $3 million, and $4 million in 2013, 2012, and 2011, respectively. Unredeemed gift cards are recorded as a current liability.

Store Pre-Opening and Closing Costs

Store pre-opening costs are charged to expense as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease exit costs, less any sublease rental income, is provided for once the store ceases to be used.

Advertising Costs and Sales Promotion

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Advertising expenses also include advertising costs as required by some of the Company’s mall-based leases. Cooperative advertising reimbursements earned for the launch and promotion of certain products agreed upon with vendors are recorded in the same period as the associated expenses are incurred.

Reimbursement received in excess of expenses incurred related to specific, incremental, and identifiable advertising costs, is accounted for as a reduction to the cost of merchandise, which is reflected in cost of sales as the merchandise is sold.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2013	2012	2011
	(in millions)
Advertising expenses	$124	$132	$121
Cooperative advertising reimbursements	(22)	(25)	(22)
Net advertising expense	$102	$107	$99

Catalog Costs

Catalog costs, which primarily comprise paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3 million and $4 million at February 1, 2014 and February 2, 2013, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2013	2012	2011
	(in millions)
Catalog costs	$36	$45	$44
Cooperative reimbursements	(5)	(6)	(5)
Net catalog expense	$31	$39	$39

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

The computation of basic and diluted earnings per share is as follows:

	2013	2012	2011
	(in millions, except per share data)
Net income	$429	$397	$278
Weighted-average common shares outstanding	148.4	151.2	153.0
Basic earnings per share	$2.89	$2.62	$1.81
Weighted-average common shares outstanding	148.4	151.2	153.0
Dilutive effect of potential common shares	2.1	2.8	1.4
Weighted-average common shares outstanding assuming dilution	150.5	154.0	154.4
Diluted earnings per share	$2.85	$2.58	$1.80

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 1.0 million, 0.8 million, and 3.8 million shares of common stock at February 1, 2014, February 2, 2013, and January 28, 2012, respectively, were not included in the computations primarily because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Contingently issuable shares of 0.2 million, 0.1 million, and 0.9 million stock at February 1, 2014, February 2, 2013, and January 28, 2012, respectively, have not been included as the vesting conditions have not been satisfied.

Share-Based Compensation

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards. See Note 22, Share-Based Compensation, for information on the assumptions the Company used to calculate the fair value of share-based compensation.

Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions, and other factors.

Cash and Cash Equivalents

Cash equivalents at February 1, 2014 and February 2, 2013 were $819 million and $841 million, respectively. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including commercial paper and money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of February 1, 2014, the Company held $15 million of available-for-sale securities, which was comprised of $9 million in short-term investments and a $6 million auction rate security. See Note 20, Fair Value Measurements, for further discussion of these investments.

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

Cost of sales is comprised of the cost of merchandise, occupancy, buyers’ compensation, and shipping and handling costs. The cost of merchandise is recorded net of amounts received from vendors for damaged prod

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

uct returns, markdown allowances, and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy includes the amortization of amounts received from landlords for tenant improvements.

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

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $38 million and $29 million at February 1, 2014 and February 2, 2013, respectively.

Recoverability of Long-Lived Assets

The Company reviews long-lived tangible and intangible assets with finite lives for impairment losses whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s strategic long-range plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

intangible asset is greater than its carrying value, the two-step test is performed. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $11 million and $14 million at February 1, 2014 and February 2, 2013, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for 2013, 2012, and 2011.

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

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. The provisions of this new guidance were effective prospectively as of the beginning of 2013. Accordingly, enhanced footnote disclosure is included in Note 17, Accumulated Other Comprehensive Loss. The adoption of ASU 2013-02 had no effect on our results of operations or financial position.

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

(in millions)
Assets acquired:
Cash and cash equivalents	$6
Inventory	41
Other current assets	11
Property and equipment	24
Other long-term assets	1
Tradenames	29 (1)
Favorable leases	5
Liabilities assumed:
Accounts payable and other accruals	(27)
Income taxes and deferred taxes, net	(11)
Obligations under capital leases	(9)
Other long-term liabilities	(1)
Goodwill	18
Total purchase price	$87
(1)	Due to foreign currency fluctuations, the U.S. dollar value of tradenames increased to $30 million as of February 1, 2014.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Acquisition  – (continued)

We determined that the tradenames have an indefinite life and will not be amortized. These tradenames will be tested annually for impairment, along with the goodwill recorded for the purchase. The value of the favorable leases will be amortized over the terms of the respective leases.

The amount of goodwill expected to be tax deductible is $5 million. The proforma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations.

3.  Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of February 1, 2014, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

As discussed in detail in Note 2, Acquisition, the Company acquired Runners Point Group during the second quarter of 2013. Sales and division results for the Runners Point Group stores, including Runners Point, Sidestep and Run2, are included in the Athletic Stores segment since the date of acquisition. Sales and division results for Tredex, a direct-to-customers subsidiary of Runners Point Group, are included in the Direct-to-Customers segment since the date of acquisition.

	2013	2012	2011
	(in millions)
Sales
Athletic Stores	$5,790	$5,568	$5,110
Direct-to-Customers	715	614	513
Total sales	$6,505	$6,182	$5,623
Operating Results
Athletic Stores(1)	$656	$653	$495
Direct-to-Customers(2)	84	65	45
	740	718	540
Restructuring charge(3)	—	—	(1)
Division profit	740	718	539
Less: Corporate expense(4)	76	108	102
Operating profit	664	610	437
Other income	4	2	4
Interest expense, net	5	5	6
Income before income taxes	$663	$607	$435
(1)	The results for 2013 include a $2 million charge recorded in connection with the closure of all CCS stores. The results of 2012 include a non-cash impairment charge of $5 million to write down long-lived assets of the CCS stores as a result of the Company’s decision to close the stores during the first quarter of 2013.
(2)	Included in the results for 2012 and 2011 are non-cash impairment charges of $7 million and $5 million, respectively, related to the CCS business. See Note 4, Impairment and Other Charges for additional information.
(3)	In 2011, the Company increased its 1993 Repositioning and 1991 Restructuring reserve by $1 million for repairs necessary to one of the locations comprising this reserve. This amount is included in selling, general and administrative expenses.
(4)	Corporate expense for 2013 reflects the reallocation of expense between corporate and the operating divisions. Based upon an internal study of corporate expense, the allocation of such expenses to the operating divisions was increased by $27 million thereby reducing corporate expense.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Segment Information  – (continued)

	Depreciation and Amortization			Capital Expenditures			Total Assets
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Athletic Stores	$112	$96	$90	$163	$128	$117	$2,398	$2,310	$2,065
Direct-to-Customers	9	9	9	5	5	6	320	290	284
	121	105	99	168	133	123	2,718	2,600	2,349
Corporate	12	13	11	38	30	29	769	767	701
Total Company	$133	$118	$110	$206	$163	$152	$3,487	$3,367	$3,050

Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 are presented in the following tables. Sales are attributed to the country in which the sales originate, which is where the legal subsidiary is domiciled. Long-lived assets reflect property and equipment.

	2013	2012	2011
	(in millions)
Sales
United States	$4,567	$4,495	$3,959
International	1,938	1,687	1,664
Total sales	$6,505	$6,182	$5,623

The Company’s sales in Italy, Germany, Canada, and France represent approximately 20, 16, 16, and 14 percent, respectively, of the International category’s sales for the period ended February 1, 2014. No other individual country included in the International category is significant.

	2013	2012	2011
	(in millions)
Long-Lived Assets
United States	$394	$321	$285
International	196	169	142
Total long-lived assets	$590	$490	$427

4.   Impairment and Other Charges

	2013	2012	2011
	(in millions)
CCS store closure costs	$2	$—	$—
Impairment of intangible assets	—	7	5
Impairment of long-lived assets	—	5	—
Total impairment and other charges	$2	$12	$5

CCS Store Closure Costs

During 2013, the Company recorded $2 million of store closing costs, primarily related to lease buy-out expenses, resulting from the decision to close the 22 CCS store locations.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Impairment and Other Charges  – (continued)

Impairment of Intangible Assets

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or changes in circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. We estimate the fair value based on an income approach using the relief-from-royalty method. During the fourth quarters of 2012 and 2011, the Company determined that triggering events had occurred related to its CCS intangible assets, which is part of the Direct-to-Customers segment, reflecting decreases in projected revenues. The 2012 charge also reflected a decrease in the assumed royalty rate as a result of lower profitability. No impairment charges related to intangible assets were recorded during 2013.

Impairment of Long-lived Assets

During 2012, the Company recorded non-cash impairment charges totaling $5 million to write-down long-lived assets at its CCS division. This impairment charge was recorded to fully impair the CCS stores net book value as a result of the Company’s decision to close all 22 of its locations during 2013.

5.  Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts. Other income was $4 million in 2013, $2 million in 2012, and $4 million in 2011.

For 2013, other income includes $2 million of royalty income and $2 million of lease termination gains related to the sales of leasehold interests. For 2012, other income primarily includes royalty income. For 2011, other income primarily includes $2 million of lease termination gains related to the sales of leasehold interests, $1 million for insurance recoveries, as well as royalty income.

6.  Merchandise Inventories

	2013	2012
	(in millions)
LIFO inventories	$746	$752
FIFO inventories	474	415
Total merchandise inventories	$1,220	$1,167

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

7.  Other Current Assets

	2013	2012
	(in millions)
Net receivables	$99	$68
Prepaid rent	75	70
Prepaid income taxes	35	72
Prepaid expenses and other current assets	34	38
Deferred taxes and costs	20	14
Fair value of derivative contracts	—	6
	$263	$268

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Property and Equipment, Net

	2013	2012
	(in millions)
Land	$6	$6
Buildings:
Owned	44	41
Furniture, fixtures, equipment and software development costs:
Owned	888	832
Assets under capital leases	10	—
	948	879
Less: accumulated depreciation	(621)	(622)
	327	257
Alterations to leased and owned buildings
Cost	804	772
Less: accumulated amortization	(541)	(539)
	263	233
	$590	$490

9.  Goodwill

At February 1, 2014, Goodwill includes $18 million relating to the acquisition of Runners Point Group, which was allocated to the segments based upon their relative fair values. The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2013 and 2012 annual goodwill impairment tests did not result in an impairment charge.

	Athletic Stores	Direct-to- Customers	Total
	(in millions)
Goodwill at January 28, 2012	$17	$127	$144
Foreign currency translation adjustment	1	—	1
Goodwill at February 2, 2013	$18	$127	$145
Goodwill from acquisition	3	15	18
Goodwill at February 1, 2014	$21	$142	$163

10.  Other Intangible Assets, net

	February 1, 2014			Wtd. Avg. Life in Years(2)	February 2, 2013
(in millions)	Gross value	Accum. amort.	Net Value		Gross value	Accum. amort.	Net Value
Amortized intangible assets:(1)
Lease acquisition costs	$155	$(137)	$18	11.8	$158	$(137)	$21
Trademarks	21	(11)	10	19.7	21	(9)	12
Favorable leases	8	(3)	5	7.3	5	(5)	—
Customer relationships	21	(21)	—	—	21	(18)	3
	$205	$(172)	$33	13.3	$205	$(169)	$36
Indefinite life intangible assets:
Runners Point Group			30				—
Other trademarks(3)			4				4
			$34				$4
Other intangible assets, net			$67				$40
(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.
(3)	The accumulated impairment charge related to other trademarks is $24 million.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Other Intangible Assets, net  – (continued)

As of February 1, 2014, in connection with the allocation of the purchase price of the Runners Point Group acquisition, the Company recognized $30 million of indefinite life intangible assets for the Runners Point Group tradenames. Also as a result of the purchase price allocation, $5 million was recognized for favorable leases in 15 locations with rents below their fair value, which are being amortized over a weighted-average life of 6 years.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. During 2013, additions of $2 million were recorded primarily from new leases in Europe. Amortization expense for intangibles subject to amortization was $11 million, $14 million, and $16 million for 2013, 2012, and 2011, respectively. Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

(in millions)
2014	$6
2015	5
2016	4
2017	4
2018	4

11.  Other Assets

	2013	2012
	(in millions)
Restricted cash(1)	$25	$16
Deferred tax costs	7	5
Auction rate security	6	6
Funds deposited in insurance trust(2)	6	9
Pension asset	4	7
Income tax receivables	4	3
Income tax asset	2	2
Other	22	24
	$76	$72
(1)	Restricted cash is comprised of amounts held in escrow in connection with various leasing arrangements in Europe.
(2)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts.

12.  Accrued and Other Liabilities

	2013	2012
	(in millions)
Taxes other than income taxes	$56	$45
Other payroll and payroll related costs, excluding taxes	54	60
Current deferred tax liabilities	46	31
Incentive bonuses	41	48
Property and equipment(2)	39	33
Customer deposits(1)	38	34
Other	86	87
	$360	$338
(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.
(2)	Accruals for property and equipment are properly excluded from the statements of cash flows for all years presented.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Revolving Credit Facility

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

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2014, other than amounts used to support standby letters of credit.

At February 1, 2014, the Company had unused domestic lines of credit of $199 million, while $1 million was committed to support standby letters of credit. The letters of credit are primarily used for insurance programs.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 1, 2014 is $2 million.

The quarterly facility fees paid on the unused portion was 0.25 percent for both 2013 and 2012. There were no short-term borrowings during 2013 or 2012. Interest expense, including facility fees, related to the revolving credit facility was $1 million for both 2013 and 2012, and $4 million for 2011.

14.  Long-Term Debt and Obligations Under Capital Leases

	2013	2012
	(in millions)
8.5% debentures payable 2022	$118	$118
Unamortized gain related to interest rate swaps(1)	13	15
Obligations under capital leases(2)	8	—
	139	133
Less: current portion of obligations under capital leases	3	—
	$136	$133
(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.
(2)	In connection with the acquisition of the Runners Point Group in the second quarter of 2013, the Company recognized capital lease obligations. These were existing agreements primarily related to the financing of certain store fixtures. These obligations were calculated using an average interest rate of 3.72%.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs, was $9 million for all years presented.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Long-Term Debt and Obligations Under Capital Leases  – (continued)

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt	Capital Leases	Total
	(in millions)
2014	$—	$3	$3
2015	—	3	3
2016	—	2	2
2017	—	—	—
2018	—	—	—
Thereafter	118	—	118
	$118	$8	$126
Less: Imputed interest	—	—	—
Current portion	—	3	3
	$118	$5	$123

15.  Other Liabilities

	2013	2012
	(in millions)
Straight-line rent liability	$116	$109
Income taxes	27	21
Pension benefits	25	37
Deferred taxes	18	5
Postretirement benefits	14	14
Workers’ compensation and general liability reserves	9	10
Other	20	25
	$229	$221

16.  Leases

The Company is obligated under operating leases for almost all of its store properties. Some of the store leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases on other premises. Operating lease periods generally range from 5 to 10 years. Certain leases provide for additional rent payments based on a percentage of store sales. Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $128 million in both 2013 and 2012, and $130 million in 2011. Included in the amounts below, are non-store expenses that totaled $16 million in both 2013 and 2012, and $17 million in 2011.

	2013	2012	2011
	(in millions)
Minimum rent	$580	$537	$525
Contingent rent based on sales	22	24	20
Sublease income	(2)	(1)	(1)
	$600	$560	$544

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Leases  – (continued)

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2014	$558
2015	514
2016	453
2017	383
2018	310
Thereafter	1,090
Total operating lease commitments	$3,308

17.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2013	2012	2011
	(in millions)
Foreign currency translation adjustments	$57	$82	$63
Cash flow hedges	(2)	3	(1)
Unrecognized pension cost and postretirement benefit	(240)	(255)	(264)
Unrealized loss on available-for-sale security	(1)	(1)	(2)
	$(186)	$(171)	$(204)

The changes in accumulated other comprehensive loss for the period ended February 1, 2014 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for-sale security	Total
Balance as of February 2, 2013	$82	$3	$(255)	$(1)	$(171)
Other comprehensive income (loss) before reclassification	(25)	(5)	6	—	(24)
Amounts reclassified from accumulated other comprehensive income	—	—	9	—	9
Other comprehensive income (loss)	(25)	(5)	15	—	(15)
Balance as of February 1, 2014	$57	$(2)	$(240)	$(1)	$(186)

Reclassifications from accumulated other comprehensive loss for the period ended February 1, 2014 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits – amortization of actuarial loss	$17
Postretirement benefits – amortization of actuarial gain	(3)
Net periodic benefit cost (see Note 21)	14
Income tax expense	5
Net of tax	$9

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes

Following are the domestic and international components of pre-tax income:

	2013	2012	2011
	(in millions)
Domestic	$558	$508	$321
International	105	99	114
Total pre-tax income	$663	$607	$435

The income tax provision consists of the following:

	2013	2012	2011
	(in millions)
Current:
Federal	$164	$152	$93
State and local	26	22	11
International	25	16	24
Total current tax provision	215	190	128
Deferred:
Federal	13	13	16
State and local	5	5	6
International	1	2	7
Total deferred tax provision	19	20	29
Total income tax provision	$234	$210	$157

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $890 million and $835 million at February 1, 2014 and February 2, 2013, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.5	3.2	3.1
International income taxed at varying rates	(1.6)	(0.4)	(0.3)
Foreign tax credits	(2.5)	(1.8)	(1.3)
Domestic/foreign tax settlements	(1.1)	(2.2)	0.3
Federal tax credits	(0.2)	(0.2)	(0.6)
Other, net	2.2	1.0	(0.2)
Effective income tax rate	35.3%	34.6%	36.0%

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2013	2012
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$12	$13
Employee benefits	55	63
Property and equipment	147	160
Straight-line rent	30	28
Goodwill and other intangible assets	6	20
Other	33	36
Total deferred tax assets	283	320
Valuation allowance	(6)	(4)
Total deferred tax assets, net	277	316
Deferred tax liabilities:
Merchandise inventories	85	76
Other	11	15
Total deferred tax liabilities	96	91
Net deferred tax asset	$181	$225
Balance Sheet caption reported in:
Deferred taxes	$241	$257
Other current assets	4	4
Accrued and other current liabilities	(46)	(31)
Other liabilities	(18)	(5)
	$181	$225

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2012. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2013, which is expected to conclude during 2014. The Company has started the CAP for 2014. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

As of February 1, 2014, the Company has a valuation allowance of $6 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $3 million relates to the deferred tax assets arising from a capital loss associated with the 2008 impairment of the Northern Group note receivable. The Company does not anticipate realizing capital gains to utilize this loss. In connection with the acquisition of Runners Point Group, the Company provided a full valuation allowance of $2 million against the

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes  – (continued)

historical loss incurred by its branches in the Netherlands and Austria. Under German tax rules, these losses are not deductible against the entity’s German profits. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in the Netherlands and Austria, the Company believes it is more likely than not that the benefit of these historical loss carryforwards will not be realized. Additionally, the Company recorded an unrealized loss related to its investment in an auction rate security. This loss, if and when recognized for tax purposes, would be a capital loss. The Company has not identified any reliable sources of future capital gain that would be generated to absorb this potential loss. In recognition of this risk, the Company has a valuation allowance of $1 million for any loss that would be recognized upon disposition of this security.

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s strategic long-range plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at February 1, 2014. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At February 1, 2014, the Company has state operating loss carryforwards with a potential tax benefit of $3 million that expire between 2014 and 2033. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state credits of $1 million that expire in 2023. The Company has Canadian provincial credit carryforwards of $1 million expiring between 2016 and 2017. The Company has international operating loss carryforwards with a potential tax benefit of $4 million, a portion of which will expire between 2014 and 2033 and a portion of which will never expire.

At February 1, 2014 and February 2, 2013, the Company had $48 million and $54 million, respectively of gross unrecognized tax benefits, and $46 million and $52 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest income, in 2013 and 2012, and $1 million of interest expense in 2011. The total amount of accrued interest and penalties was $2 million, $3 million, and $4 million in 2013, 2012, and 2011, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2013	2012	2011
	(in millions)
Unrecognized tax benefits at beginning of year	$54	$65	$62
Foreign currency translation adjustments	(4)	1	(1)
Increases related to current year tax positions	3	4	7
Increases related to prior period tax positions	4	3	1
Decreases related to prior period tax positions	(2)	(3)	—
Settlements	(7)	(15)	(3)
Lapse of statute of limitations	—	(1)	(1)
Unrecognized tax benefits at end of year	$48	$54	$65

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits or the expiration of statutes of limitations.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes  – (continued)

Settlements could increase earnings in an amount ranging from $0 to $5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

19.  Financial Instruments and Risk Management

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a practice of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 20, Fair Value Measurements.

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. No such gains or losses were recognized in earnings for any of the periods presented. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. For all years presented, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2013, the net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a loss of $5 million and therefore increased AOCL. At February 1, 2014 there was a $2 million loss included in AOCL.

The notional value of the contracts outstanding at February 1, 2014 was $70 million and these contracts extend through January 2015.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Financial Instruments and Risk Management  – (continued)

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts to hedge foreign-currency denominated merchandise purchases and intercompany transactions that are not designated as hedges. The net change in fair value was $1 million for 2013 and was not significant in any of the other periods presented. The notional value of the contracts outstanding at February 1, 2014 was $42 million and these contracts extend through June 2014.

Additionally, the Company enters into diesel fuel forward contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at February 1, 2014 was not significant.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

(in millions)	Balance Sheet Caption	2013	2012
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$4
Foreign exchange forward contracts	Current liabilities	$2	$—
Non-hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$2

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at February 1, 2014:

	Contract Value (U.S. in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$73	.8479
Buy £/Sell €	(3)	1.2060
Buy US/Sell €	3	.7373
Intercompany
Buy US/Sell €	$25	1.3237
Buy €/Sell British £	12	.8449
Buy US/Sell CAD $	2	1.0717

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 88 percent of its merchandise in 2013 from its top 5 vendors. In 2013, the Company purchased approximately 68 percent of its athletic merchandise from one major vendor, Nike, Inc. (“Nike”), and approximately 15 percent from another major vendor. Each of our operating divisions is highly dependent on Nike; they individually purchased 39 to 80 percent of their merchandise from Nike.

Included in the Company’s Consolidated Balance Sheet at February 1, 2014, are the net assets of the Company’s European operations, which total $869 million and which are located in 19 countries, 11 of which have adopted the euro as their functional currency.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of February 1, 2014			As of February 2, 2013
	(in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$9	$—	$—	$48	$—
Auction rate security	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	6	—
Total Assets	$—	$15	$—	$—	$60	$—
Liabilities
Foreign exchange forward contracts	—	2	—	—	—	—
Total Liabilities	$—	$2	$—	$—	$—	$—

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

Additionally, in connection with the acquisition and purchase price allocation of Runners Point Group, the Company recognized its assets and liabilities at fair value. See Note 2, Acquisition, for further discussion and additional disclosures. All amounts are recognized as Level 3.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	2013	2012
	(in millions)
Carrying Value(1)	$139	$133
Fair Value(1)	$159	$152
(1)	In connection with the acquisition of the Runners Point Group in the second quarter of 2013, the Company recognized capital lease obligations. These were existing agreements primarily related to the financing of certain store fixtures. As of February 1, 2014, $8 million is included in the amounts above.

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

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In connection with the acquisition of Runners Point Group, the Company acquired certain pension obligations. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of the fiscal year.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, measured at February 1, 2014 and February 2, 2013:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$706	$704	$15	$15
Service cost	14	13	—	—
Interest cost	25	28	1	—
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss	(11)	15	—	1
Foreign currency translation adjustments	(9)	—	—	—
Runners Point Group acquisition	1	—	—	—
Benefits paid	(52)	(54)	(3)	(3)
Benefit obligation at end of year	$674	$706	$15	$15
Change in plan assets
Fair value of plan assets at beginning of year	$673	$639
Actual return on plan assets	33	59
Employer contributions	5	29
Foreign currency translation adjustments	(9)	—
Benefits paid	(52)	(54)
Fair value of plan assets at end of year	$650	$673
Funded status	$(24)	$(33)	$(15)	$(15)
Amounts recognized on the balance sheet:
Other assets	$4	$7	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(25)	(37)	(14)	(14)
	$(24)	$(33)	$(15)	$(15)
Amounts recognized in accumulated other comprehensive loss, pre-tax:
Net loss (gain)	$399	$426	$(13)	$(16)
Prior service cost (credit)	1	1	—	—
	$400	$427	$(13)	$(16)

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

As of February 1, 2014 and February 2, 2013, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2013	2012
	(in millions)
Projected benefit obligation	$603	$625
Accumulated benefit obligation	603	625
Fair value of plan assets	575	585

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at February 1, 2014:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$426	$(16)
Amortization of net (loss) gain	(17)	3
(Gain) loss arising during the year	(5)	—
Foreign currency fluctuations	(5)	—
Net actuarial loss (gain) at end of year(1)	$399	$(13)
Net prior service cost at end of year(1)	1	—
Total amount recognized	$400	$(13)
(1)	The net prior service cost did not change during the year. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $16 million and $(3) million related to the pension and postretirement plans, respectively.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.32%	3.79%	4.20%	3.70%
Rate of compensation increase	3.69%	3.68%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $579 million and $550 million for 2013 and 2012, respectively.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.79%	4.16%	4.99%	3.70%	4.00%	4.60%
Rate of compensation increase	3.69%	3.68%	3.69%
Expected long-term rate of return on assets	6.24%	6.63%	6.59%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$14	$13	$12	$—	$—	$—
Interest cost	25	28	32	1	—	1
Expected return on plan assets	(39)	(40)	(40)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(1)
Amortization of net loss (gain)	17	17	15	(3)	(4)	(5)
Net benefit expense (income)	$17	$18	$19	$(2)	$(4)	$(5)

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at February 1, 2014 was approximately $11 million.

The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2013	2012	2011	2013	2012	2011
Initial cost trend rate	7.00%	7.50%	8.00%	5.00%	5.00%	5.50%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2018	2018	2013	2013	2013

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2013	2012	2011	2013	2012	2011
Initial cost trend rate	7.50%	8.00%	8.50%	5.00%	5.50%	5.50%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2018	2016	2013	2013	2012

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	(in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

Plan Assets

During 2013, the target composition of the Company’s U.S. plan assets was 40 percent equity and 60 percent fixed-income securities. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation will limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The Company believes that plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of risk deemed appropriate. The Company’s investment strategy seeks to utilize asset classes with differing rates of return, volatility, and correlation in order to reduce risk by providing diversification relative to equities. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

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

The assets related to the Runners Point Group pension plans were not significant.

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. security exchanges are valued at closing market prices on the measurement date.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

The fair values of the Company’s U.S. pension plan assets at February 1, 2014 and February 2, 2013 are as follows:

	Level 1	Level 2	Level 3	2013 Total	2012 Total*
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$4
Equity securities:
U.S. large-cap(1)	—	101	—	101	123
U.S. mid-cap(1)	—	30	—	30	37
International(2)	—	67	—	67	80
Corporate stock(3)	15	—	—	15	14
Fixed-income securities:
Long duration corporate and government bonds(4)	—	236	—	236	231
Intermediate duration corporate and government bonds(5)	—	105	—	105	72
Other types of investments:
Real estate securities(6)	—	20	—	20	23
Insurance contracts	—	1	—	1	1
Total assets at fair value	$15	$560	$—	$575	$585
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2013 and 2012.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of a fixed-income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclays Capital U.S. Intermediate Credit Index.
(6)	This category consists of one fund that invests in global real estate securities.

No Level 3 assets were held by the U.S. pension plan during 2013 and 2012.

The fair values of the Company’s Canadian pension plan assets at February 1, 2014 and February 2, 2013 are as follows:

	Level 1	Level 2	Level 3	2013 Total	2012 Total*
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$2
Equity securities:
Canadian and international(1)	5	—	—	5	5
Debt securities:
Cash matched bonds(2)	—	70	—	70	81
Total assets at fair value	$5	$70	$—	$75	$88
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2013 and 2012.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

No Level 3 assets were held by the Canadian pension plan during 2013 and 2012.

During 2013, the Company made contributions of $2 million to its Canadian qualified pension plans. The Company continuously evaluates the amount and timing of any future contributions. The Company expects to contribute $2 million in 2014 to the Canadian qualified plan. Additional contributions will depend on the plan asset performance and other factors. During 2013, the Company also paid $3 million in pension benefits related to its non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2014	$66	$1
2015	56	1
2016	55	1
2017	53	1
2018	52	1
2019 – 2023	241	5

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165(e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans require that the employees have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours in order to participate. As of January 1, 2014, the savings plans allow eligible employees to contribute up to 40 percent (maximum of $17,500) for the U.S. plan and $15,000 for the Puerto Rico plan of their compensation on a pre-tax basis. The Company matches 25 percent of the first 4 percent of the employees’ contributions with Company stock and such matching Company contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million in both 2013 and 2012 and $2 million in 2011.

22.  Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. On May 19, 2010, the 2007 Stock Plan was amended to increase the maximum number of shares of stock reserved for all awards to 12,000,000. The options terminate up to ten years from the date of grant.

Employees Stock Purchase Plan

In 2013, the Company adopted the 2013 Foot Locker Employees Stock Purchase Plan (“2013 ESPP”), whose terms are substantially the same as the 2003 Employees Stock Purchase Plan (“2003 ESPP”). Under the 2013 ESPP participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

Under the 2013 ESPP, 3,000,000 shares of common stock will be available for purchase beginning June 2014. Under the 2003 ESPP, 775 participating employees purchased 133,077 shares in 2013, and 943 participating employees purchased 218,362 shares in 2012. To date, a total of 1,629,484 shares have been purchased under the 2003 ESPP and no further shares may be issued under this plan.

Share-Based Compensation Expense

Total compensation expense related to the Company’s share-based compensation plans was $25 million, $20 million, and $18 million for 2013, 2012, and 2011, respectively. The associated tax benefits recognized for 2013, 2012, and 2011 were $8 million, $6 million, and $6 million, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $9 million, $11 million, and $5 million for 2013, 2012, and 2011, respectively, and are classified as financing activities within the Consolidated Statements of Cash Flows.

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

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Weighted-average risk free rate of interest	1.02%	1.49%	2.07%	0.17%	0.22%	0.31%
Expected volatility	42%	43%	45%	40%	38%	37%
Weighted-average expected award life (in years)	6.0	5.5	5.0	1.0	1.0	1.0
Dividend yield	2.3%	2.3%	3.5%	2.3%	2.5%	3.4%
Weighted-average fair value	$10.98	$10.13	$5.86	$5.79	$6.11	$3.91

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

Compensation expense related to the Company’s stock options and employee stock purchase plan was $12 million, $10 million, and $8 million for 2013, 2012, and 2011, respectively. As of February 1, 2014, there was $8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 0.85 years.

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2013		2012		2011
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	5,907	$19.93	7,227	$18.44	7,220	$17.17
Granted	1,154	$34.25	940	$30.96	1,612	$19.13
Exercised	(1,328)	$20.26	(2,213)	$19.67	(1,454)	$13.02
Expired or cancelled	(65)	$29.55	(47)	$23.74	(151)	$17.38
Options outstanding at end of year	5,668	$22.66	5,907	$19.93	7,227	$18.44
Options exercisable at end of year	3,495	$18.02	3,593	$17.83	4,598	$19.35
Options available for future grant at end of year	3,267		5,518		7,155

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2013	2012	2011
	(in millions)
Exercised	$21	$29	$15

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	2013	2012	2011
	(in millions)
Outstanding	$90	$86	$59
Outstanding and exercisable	$72	$60	$33

The Company received $27 million in cash from option exercises for the year ended February 1, 2014. The tax benefit realized from option exercises was $7 million, $11 million, and $6 million for 2013, 2012, and 2011, respectively.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

The following table summarizes information about stock options outstanding and exercisable at February 1, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $15.10	1,665	5.63	$12.53	1,665	$12.53
$18.01 to $23.42	1,569	6.15	$19.70	1,123	$20.03
$23.63 to $34.24	2,397	7.47	$31.44	704	$27.75
$34.27 to $36.59	37	9.21	$34.96	3	$35.27
	5,668	6.58	$22.66	3,495	$18.02

Changes in the Company’s nonvested options at February 1, 2014 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per share
	(in thousands, except prices per share)
Nonvested at February 2, 2013	2,314	$23.18
Granted	1,154	34.25
Vested	(1,230)	21.00
Expired or cancelled	(65)	29.55
Nonvested at February 1, 2014	2,173	$30.10

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2013, 2012, and 2011, there were 1,027,542, 1,254,876, and 1,098,177 restricted stock units outstanding, respectively.

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

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. The Company recorded compensation expense related to restricted shares, net of estimated forfeitures, of $13 million, $10 million, and $10 million for 2013, 2012, and 2011, respectively. At February 1, 2014, there was $11 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

Restricted share and unit activity is summarized as follows:

	Number of Shares and Units
	2013	2012	2011
	(in thousands)
Outstanding at beginning of year	1,564	2,068	1,759
Granted	469	278	686
Vested	(649)	(782)	(327)
Cancelled or forfeited	(15)	—	(50)
Outstanding at end of year	1,369	1,564	2,068
Aggregate value (in millions)	$37	$30	$30
Weighted-average remaining contractual life (in years)	0.89	0.84	1.19

The weighted-average grant-date fair value per share was $35.03, $30.89, and $20.18 for 2013, 2012, and 2011, respectively. The total fair value of awards for which restrictions lapsed was $9 million, $8 million, and $4 million for 2013, 2012, and 2011, respectively.

23.  Legal Proceedings

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, and Cortes v. Foot Locker filed in federal court of New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company’s motion for leave to appeal was denied. The Company has had and may in the future have discussions with plaintiffs’ counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions. During 2013, in Ghattas v. Foot Locker, the court gave final approval to a settlement of the action for an amount that was not material to the results of operations.

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  Legal Proceedings  – (continued)

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserted claims for: (a) breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA); (b) violation of the statutory provisions governing the content of the Summary Plan Description; (c) violation of the notice provision of Section 204(h) of ERISA; and (d) violation of ERISA’s age discrimination provisions. In September 2009, the court granted the Company’s motion to dismiss the Section 204(h) claim and the age discrimination claim. In December 2012, the court granted the Company’s motion for summary judgment on the remaining two claims, dismissing the action. Plaintiff appealed to the U.S. Court of Appeals for the Second Circuit, which issued a Summary Order on February 13, 2014 that affirmed the judgment of the District Court in part, and vacated and remanded in part.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation, Hill, Cortes, Kissinger, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period.

24.  Commitments

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

Foot Locker, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q(1)	Year
	(in millions, except per share amounts)
Sales
2013	1,638	1,454	1,622	1,791	$6,505
2012	1,578	1,367	1,524	1,713	$6,182
Gross margin(2)
2013	561	453	537	582	$2,133
2012	537	428	505	564	$2,034
Operating profit(3)
2013	215	106	162	181	$664
2012	202	93	156	159	$610
Net income
2013	138	66	104	121	$429
2012	128	59	106	104 (4)	$397
Basic earnings per share:
2013	0.92	0.44	0.70	0.83	$2.89
2012	0.84	0.39	0.70	0.69	$2.62
Diluted earnings per share:
2013	0.90	0.44	0.70	0.81	$2.85
2012	0.83	0.39	0.69	0.68	$2.58
(1)	The fourth quarter of 2012 represents the 14 weeks ended February 2, 2013.
(2)	Gross margin represents sales less cost of sales.
(3)	Operating profit represents income before income taxes, interest expense, net, and non-operating income.
(4)	During the fourth quarter of 2012, the Company recorded impairment and other charges totaling $12 million related to its CCS tradename and impairment of CCS long-lived assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 1, 2014. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “1992 COSO Framework”). Using the 1992 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting-the report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of February 1, 2014, and February 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014, and our report dated March 31, 2014, expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 31, 2014

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The list of financial statements required by this item is set forth in Item 8. “Consolidated Financial Statements and Supplementary Data.” All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 77 through 79.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:	/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer
Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2014, by the following persons on behalf of the Company and in the capacities indicated.

/s/ KEN C. HICKS Ken C. Hicks Chairman of the Board, President and Chief Executive Officer	/s/ LAUREN B. PETERS Lauren B. Peters Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ GUILLERMO G. MARMOL Guillermo G. Marmol Director
/s/ MAXINE CLARK Maxine Clark Director	/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ STEVEN OAKLAND Steven Oakland Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 15 OF FORM 10-K
AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No. in Item 601 of Regulation S-K	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997, filed by the Registrant with the SEC on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) of the Registration Statement on Form S-8 (Registration No. 333-62425), and (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2009 filed by the Registrant with the SEC on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) previously filed by the Registrant with the SEC, and Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) previously filed by the Registrant with the SEC).
4.2	Indenture dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334) previously filed by the Registrant with the SEC).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 filed by the Registrant with the SEC on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998, filed by the Registrant with the SEC on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2000, filed by the Registrant with the SEC on September 7, 2000 (the “July 29, 2000 Form 10-Q”)).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed by the Registrant with the SEC on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the year ended January 27, 1996, filed by the Registrant with the SEC on April 26, 1996 (the “1995 Form 10-K”)).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed by the Registrant with the SEC on August 17, 2007).

Exhibit No. in Item 601 of Regulation S-K	Description
10.8	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K dated May 25, 2011 filed by the Registrant with the SEC on May 27, 2011).
10.9	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 28, 2013, filed by the Registrant with the SEC on April 1, 2013 (the “March 28, 2013 Form 8-K”)).
10.10	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the March 28, 2013 Form 8-K).
10.11	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.12	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed by the Registrant with the SEC on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.13	Foot Locker Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the July 29, 2000 Form 10-Q).
10.14	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.15	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.16	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.17	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 1995, filed by the Registrant with the SEC on December 11, 1995).
10.18	Employment Agreement with Ken C. Hicks dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the June 26, 2009 Form 8-K).
10.19	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s December 12, 2008 Form 8-K).
10.20	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the 2008 Form 10-K).
10.21	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K).
10.22	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 filed by the Registrant on April 30, 1999 (the “1998 Form 10-K”)).
10.23	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.24	Foot Locker 2003 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 filed by the Registrant with the SEC on September 15, 2003).
10.25	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.26	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.27	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).

Exhibit No. in Item 601 of Regulation S-K	Description
10.28	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended January 28, 2006 filed by the Registrant with the SEC on March 27, 2006 (the “2005 Form 10-K”)).
10.29	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.30	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the July 31, 2004 Form 10-Q).
10.31	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.32	Foot Locker 2007 Stock Incentive Plan amended and restated as of May 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2010 filed by the Registrant with the SEC on May 25, 2010).
10.33	Amended and Restated Credit Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.34	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2009 filed by the Registrant with the SEC on March 24, 2009).
10.35	Amended and Restated Security Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2012 filed by the Registrant with the SEC on February 2, 2012).
10.36	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2010 filed by the Registrant with the SEC on November 12, 2010).
10.37	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.38	Bonus Waiver Letter for 2009 signed by Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2010 filed by the Registrant with the SEC on March 29, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data Files*

*	Exhibits filed with this Form 10-K