Form 10-Q
period 2014-05-03
FOOT LOCKER INC
filed 2014-06-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 3, 2014

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

Number of shares of Common Stock outstanding at May 30, 2014: 144,697,069

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	May 3,	May 4,	February 1,
	2014	2013	2014
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,005	$1,057	$858
Short-term investments	2	48	9
Merchandise inventories	1,268	1,169	1,220
Other current assets	243	174	263
	2,518	2,448	2,350
Property and equipment, net	598	504	590
Deferred taxes	245	263	241
Goodwill	163	144	163
Other intangible assets, net	65	38	67
Other assets	80	68	76
	$3,669	$3,465	$3,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$354	$352	$263
Accrued and other liabilities	355	290	360
Current portion of capital lease obligations	3	—	3
	712	642	626
Long-term debt and obligations under capital leases	135	132	136
Other liabilities	229	216	229
Total liabilities	1,076	990	991
Shareholders’ equity
Common stock and paid-in capital: 170,078,313, 167,899,536, and 169,039,095 shares, respectively	947	877	921
Retained earnings	2,517	2,184	2,387
Accumulated other comprehensive loss	(164)	(189)	(186)
Less: Treasury stock at cost: 25,381,244, 17,226,825 and 23,612,273 shares, respectively	(707)	(397)	(626)
Total shareholders’ equity	2,593	2,475	2,496
	$3,669	$3,465	$3,487

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at February 1, 2014 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	May 3,	May 4,
	2014	2013
Sales	$1,868	$1,638

Cost of sales	1,222	1,077
Selling, general and administrative expenses	355	315
Depreciation and amortization	36	31
Impairment charge	1	—
Interest expense, net	1	1
Other income, net	(1)	(2)
	1,614	1,422

Income before income taxes	254	216
Income tax expense	92	78
Net income	$162	$138

Basic earnings per share:
Net income	$1.12	$0.92
Weighted-average common shares outstanding	145.4	150.4

Diluted earnings per share:
Net income	$1.10	$0.90
Weighted-average common shares assuming dilution	147.6	152.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 3,	May 4,
	2014	2013
Net income	$162	$138

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	19	(21)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	(1)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 million and $1 million, respectively	2	2

Available for sale securities:
Unrealized gain on available-for-sale securities	—	1

Comprehensive income	$184	$119

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 3,	May 4,
	2014	2013
From Operating Activities:
Net income	$162	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	1	—
Depreciation and amortization	36	31
Share-based compensation expense	6	8
Qualified pension plan contributions	(2)	—
Excess tax benefits on share-based compensation	(7)	(4)
Change in assets and liabilities:
Merchandise inventories	(40)	(8)
Accounts payable	89	55
Accrued and other liabilities	3	(46)
Other, net	24	77
Net cash provided by operating activities	272	251

From Investing Activities:
Capital expenditures	(49)	(50)
Gain from lease terminations	—	2
Purchases of short-term investments	—	(19)
Sales and maturities of short-term investments	7	19
Net cash used in investing activities	(42)	(48)

From Financing Activities:
Repayments of long-term debt and obligations under capital leases	(1)	—
Dividends paid on common stock	(32)	(30)
Issuance of common stock	10	6
Purchase of treasury shares	(70)	—
Excess tax benefits on share-based compensation	7	4
Net cash used in financing activities	(86)	(20)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	3	(6)
Net change in Cash and Cash Equivalents	147	177
Cash and Cash Equivalents at beginning of year	858	880
Cash and Cash Equivalents at end of interim period	$1,005	$1,057

Cash paid during the period:
Interest	$—	$—
Income taxes	$83	$15

See Accompanying Notes to Condensed Consolidated Financial Statements

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2015 and of the fiscal year ended February 1, 2014. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 1, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. ASU 2014-8 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance did not have a significant effect on our consolidated financial position, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of May 3, 2014, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Segment Information – (continued)

Sales

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Athletic Stores	$1,657	$1,471
Direct-to-Customers	211	167
Total sales	$1,868	$1,638

Operating Results

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Athletic Stores	$247	$211
Direct-to-Customers	28	23
Division profit	275	234
Less: Corporate expense, net	21	19
Operating profit	254	215
Interest expense, net	1	1
Other income (1)	1	2
Income before income taxes	$254	$216

(1)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

3. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill performed during the first quarter of 2014 did not result in impairment charges as the fair value of each of the reporting units substantially exceeded its carrying value. During the first quarter of 2014, the Company recorded a non-cash impairment charge of $1 million to fully write-down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance. No such impairment charges were recorded in the corresponding prior-year period.

In connection with the acquisition of the Runners Point Group during the second quarter of 2013, the Company recorded $18 million of goodwill, which was allocated to the segments based upon their relative fair values. Accordingly, $3 million and $15 million was allocated to the Athletic Stores and Direct-to-Customers segments, respectively.

The following table provides a summary of goodwill by reportable segment:

	May 3,	May 4,	February 1,
Goodwill (in millions)	2014	2013	2014
Athletic Stores	$21	$17	$21
Direct-to-Customers	142	127	142
	$163	$144	$163

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets - (continued)

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 3, 2014			May 4, 2013			February 1, 2014
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	Value (1)	value	amort.	value	value	amort.	value
Amortized intangible assets:
Lease acquisition costs	$159	$(142)	$17	$152	$(131)	$21	$155	$(137)	$18
Trademarks	21	(11)	10	21	(10)	11	21	(11)	10
Favorable leases	8	(4)	4	4	(4)	—	8	(3)	5
Customer relationships	21	(21)	—	21	(19)	2	21	(21)	—
	$209	$(178)	$31	$198	$(164)	$34	$205	$(172)	$33

Indefinite life intangible assets:
Runners Point Group trademarks			31			—			30
Other trademarks (2)			3			4			4
			$34			$4			$34
Other intangible assets, net			$65			$38			$67

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The accumulated impairment charge related to other trademarks is $25 million; including $1 million recorded during the thirteen-week period ended May 3, 2014, for the impairment of the tradename related to the Company’s stores in the Republic of Ireland.

For the thirteen-week period ended May 3, 2014, activity included amortization of $2 million, $1 million related to the impairment charge noted above, partially offset by an increase of $1 million related to foreign exchange fluctuations. The change from the prior year primarily reflects the acquisition of the Runners Point Group.

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Amortization expense	$2	$3

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2014	$4
2015	5
2016	4
2017	4
2018	3
2019	3

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	May 3,	May 4,	February 1,
(in millions)	2014	2013	2014
Foreign currency translation adjustments	$76	$61	$57
Cash flow hedges	(1)	2	(2)
Unrecognized pension cost and postretirement benefit	(238)	(252)	(240)
Unrealized loss on available-for-sale security	(1)	—	(1)
	$(164)	$(189)	$(186)

The changes in accumulated other comprehensive loss for the thirteen weeks ended May 3, 2014 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available- for-sale security	Total
Balance as of February 1, 2014	$57	(2)	(240)	(1)	$(186)
Other comprehensive income before reclassification	19	1	—	—	20
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2
Other comprehensive income	19	1	2	—	22
Balance as of May 3, 2014	$76	(1)	(238)	(1)	$(164)

Reclassifications from accumulated other comprehensive loss for the thirteen weeks ended May 3, 2014 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$4
Postretirement benefits - amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 8)	3
Income tax expense	1
Net of tax	$2

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, the Company had not hedged forecasted transactions for more than the next twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $1 million gain and a $1 million loss for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The notional value of the contracts outstanding at May 3, 2014 was $55 million and these contracts extend through January 2015.

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in expense for the thirteen weeks ended May 3, 2014 of $1 million. The net change in fair value was not significant for the prior-year period. The notional value of the contracts outstanding at May 3, 2014 was $37 million and these contracts extend through July 2014.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. The notional value of the contracts outstanding at May 3, 2014 was $27 million and these contracts extend through July 2014.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments – (continued)

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	May 3,	May 4,	February 1,
(in millions)	Caption	2014	2013	2014
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$2	$—
Foreign exchange forward contracts	Current liabilities	$1	$—	$2
Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1	$—
Foreign exchange forward contracts	Current liabilities	$1	$—	$—

6. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At May 3, 2014			At May 4, 2013			At February 1, 2014
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$2	$—	$—	$48	$—	$—	$9	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	3	—	—	—	—
Total Assets	$—	$8	$—	$—	$57	$—	$—	$15	$—

Liabilities
Foreign exchange forward contracts	—	2	—	—	—	—	—	2	—
Total Liabilities	$—	$2	$—	$—	$—	$—	$—	$2	$—

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	May 3,	May 4,	February 1,
(in millions)	2014	2013	2014
Carrying value(1)	$138	$132	$139
Fair value (1)	$163	$151	$159

(1)	In connection with the acquisition of the Runners Point Group in the second quarter of 2013, the Company recognized capital lease obligations. These were existing agreements primarily related to the financing of certain store fixtures. As of May 3, 2014 and February 1, 2014, $7 million and $8 million, respectively, are included in the amounts above.

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore is classified as Level 2.

The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

7. Earnings Per Share

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Weighted-average common shares outstanding	145.4	150.4
Effect of Dilution:
Stock options and awards	2.2	2.3
Weighted-average common shares assuming dilution	147.6	152.7

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Earnings Per Share – (continued)

Options to purchase 0.3 million and 0.5 million shares of common stock were not included in the computation for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. Contingently issuable shares of 0.4 million and 0.5 million have not been included as the vesting conditions have not been satisfied as of May 3, 2014 and May 4, 2013, respectively.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension		Postretirement
	Benefits		Benefits
	May 3,	May 4,	May 3,	May 4,
(in millions)	2014	2013	2014	2013
Service cost	$4	$4	$—	$—
Interest cost	7	6	—	—
Expected return on plan assets	(10)	(10)	—	—
Amortization of net loss (gain)	4	4	(1)	(1)
Net benefit expense (income)	$5	$4	$(1)	$(1)

During the first quarter of 2014, the Company made a $2 million contribution to the Canadian qualified plan. The Company continually evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

9. Share-Based Compensation

Total compensation expense related to the Company’s share-based compensation plans was $6 million and $8 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The associated tax benefits recognized for the thirteen weeks ended May 3, 2014 and May 4, 2013 were $2 million and $1 million, respectively. Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $7 million and $4 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, and are classified as financing activities within the Condensed Consolidated Statements of Cash Flows.

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

	Stock Option Plans		Stock Purchase Plan
	May 3,	May 4,	May 3,	May 4,
	2014	2013	2014	2013
Weighted-average risk free rate of interest	2.12%	1.02%	0.17%	0.22%
Expected volatility	39%	42%	25%	40%
Weighted-average expected award life	6.1 years	6.0 years	1.0 year	1.0 year
Dividend yield	2.0%	2.3%	2.3%	2.4%
Weighted-average fair value	$14.91	$10.98	$5.79	$6.66

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013. As of May 3, 2014, there was $16 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.50 years.

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 3, 2014:

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	5,668		$22.66
Granted	762		45.08
Exercised	(469)		21.27
Expired or cancelled	(7)		27.97
Options outstanding at May 3, 2014	5,954	6.96	$25.63
Options exercisable at May 3, 2014	4,037	5.94	$19.80
Options available for future grant at May 3, 2014	1,719

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	May 3,	May 4,
	2014	2013
Exercised	$11	$5

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	May 3,	May 4,
	2014	2013
Outstanding	$128	$86
Outstanding and exercisable	$110	$74

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

The cash received from option exercises for the thirteen weeks ended May 3, 2014 and May 4, 2013 was $10 million and $6 million, respectively. The total tax benefit realized from stock option exercises was $4 million and $2 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The following table summarizes information about stock options outstanding and exercisable at May 3, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $15.10	1,526	5.38	$12.46	1,526	$12.46
$18.01 to $23.92	1,546	5.69	$19.93	1,542	$19.93
$24.04 to $34.24	2,083	7.95	$32.22	966	$31.12
$34.27 to $45.08	799	9.86	$44.62	3	$35.27
	5,954	6.96	$25.63	4,037	$19.80

Changes in the Company’s nonvested options for the thirteen weeks ended May 3, 2014 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	2,173	$30.10
Granted	762	45.08
Vested	(1,011)	26.60
Expired or cancelled	(7)	27.97
Nonvested at May 3, 2014	1,917	$37.91

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. As of May 3, 2014, 793,011 restricted stock units were outstanding.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation – (continued)

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million and $5 million for the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively. As of May 3, 2014, there was $18 million of total unrecognized compensation cost related to nonvested restricted awards.

Restricted shares and units activity for the thirteen weeks ended May 3, 2014 and May 4, 2013 is summarized as follows:

	Number of Shares and Units
(in thousands)	May 3, 2014	May 4, 2013
Outstanding at beginning of period	1,369	1,564
Granted	298	326
Vested	(462)	(460)
Cancelled or forfeited	(28)	(12)
Outstanding at end of period	1,177	1,418
Aggregate value (in millions)	$42	$35
Weighted-average remaining contractual life	1.54 years	1.34 years

The weighted-average grant-date fair value per share was $45.03 and $34.24 for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The total value of awards for which restrictions lapsed during the thirteen weeks ended May 3, 2014 and May 4, 2013 was $9 million and $6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction and SIX:02, as well as the retail stores of Runners Point Group, including Runners Point, Sidestep, and Run2, which was acquired during the second quarter of 2013. The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile sites, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, ccs.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, and six02.com). Additionally, this segment includes the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep-shoes.com, and sp24.com.

STORE COUNT

At May 3, 2014, the Company operated 3,464 stores as compared with 3,473 and 3,321 stores at February 1, 2014 and May 4, 2013, respectively. During the thirteen weeks ended May 3, 2014, the Company opened 27 stores, remodeled or relocated 49 stores and closed 36 stores.

A total of 74 franchised stores were operating at May 3, 2014, as compared with 73 and 45 stores at February 1, 2014 and May 4, 2013, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

Sales

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Athletic Stores	$1,657	$1,471
Direct-to-Customers	211	167
Total sales	$1,868	$1,638

Operating Results

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Athletic Stores	$247	$211
Direct-to-Customers	28	23
Division profit	275	234
Less: Corporate expense, net	21	19
Operating profit	254	215
Interest expense, net	1	1
Other income (1)	1	2
Income before income taxes	$254	$216

(1)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $230 million, or 14.0 percent, to $1,868 million for the thirteen weeks ended May 3, 2014, from $1,638 million for the thirteen weeks ended May 4, 2013. Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, total sales for the thirteen-week period increased 8.0 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 7.6 percent for the thirteen weeks ended May 3, 2014.

GROSS MARGIN

Gross margin, as a percentage of sales, increased to 34.6 percent for the thirteen weeks ended May 3, 2014 as compared with 34.2 percent in the corresponding prior-year period. Occupancy and buyers compensation expense rate decreased by 70 basis points reflecting improved leverage of fixed costs. This improvement was partially offset by an increase of 30 basis points in the cost of merchandise rate as a percent of sales. The higher cost of merchandise was primarily due to lower initial markups driven by vendor mix offset, in part, by a lower markdown rate. Vendor allowances were not significant for any of the periods presented.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses (“SG&A”) of $355 million increased by $40 million or 12.7 percent, for the thirteen weeks ended May 3, 2014 as compared with the corresponding prior-year period. SG&A, as a percentage of sales, decreased to 19.0 percent for the thirteen weeks ended May 3, 2014, as compared with 19.2 percent in the corresponding prior-year period. This improvement reflected continued expense management, primarily on store wages. Excluding Runners Point Group the SG&A rate would have improved by another 40 basis points. Excluding the effect of foreign currency fluctuations, SG&A increased by $37 million for the thirteen weeks ended May 3, 2014, as compared with the corresponding prior-year period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $5 million in the first quarter of 2014 to $36 million as compared with $31 million for the first quarter of 2013, reflecting the addition of the Runners Point Group and increased capital spending on store improvements and technology. The effect of foreign currency fluctuations was not significant.

INTEREST EXPENSE

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Interest expense	$3	$3
Interest income	(2)	(2)
Interest expense, net	$1	$1

Interest expense and interest income were unchanged as compared with the prior year.

INCOME TAXES

For the thirteen weeks ended May 3, 2014, the Company recorded an income tax provision of $92 million, which represented an effective tax rate of 36.1 percent, compared to the prior-year income tax provision of $78 million, which also represented an effective tax rate of 36.1 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate included tax benefits of $1 million and $2 million from reserve releases due to the settlements of tax examinations during the thirteen weeks ended May 3, 2014 and May 4, 2013 respectively.

Excluding these nonrecurring benefits, the effective tax rate for the thirteen weeks ended May 3, 2014 decreased as compared with the corresponding prior-year period, due primarily to the effect of full implementation of international tax planning initiatives.

The Company currently expects its full year tax rate to approximate 36.5 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will depend primarily on the level and mix of income earned in the United States as compared with its international operations.

NET INCOME

The Company achieved a record level of earnings, reporting net income of $162 million, or $1.10 per diluted share, for the thirteen weeks ended May 3, 2014, which increased by $0.20 per diluted share from $138 million, or $0.90 per share last year. The improved performance represents a 16.5 percent flow-through of increased sales to pre-tax income, reflecting leveraging of fixed costs, and controlling operating expenses.

RECONCILIATION OF NON-GAAP MEASURES

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. In the first quarter of 2014, the Company recorded approximately $2 million, or $0.01 per diluted share, for costs associated with the integration of Runners Point Group as a well as an impairment charge to fully write-down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland. In the first quarter of 2013, the Company recorded approximately $1 million, or $0.01 per diluted share, for costs associated with the acquisition of Runners Point Group.

Accordingly, the Company has excluded these costs to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

Presented below are GAAP and non-GAAP results for the thirteen-weeks ended May 3, 2014 and May 4, 2013, respectively.

	Thirteen weeks ended
	May 3,	May 4,
(in millions)	2014	2013
Net income, as reported	$162	$138
After-tax adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	1	1
Tradename impairment	1	—
Net income, non-GAAP	$164	$139

Diluted EPS, as reported	$1.10	$0.90
After-tax adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	—	0.01
Tradename impairment	0.01	—
Diluted EPS, non-GAAP	$1.11	$0.91

SEGMENT ANALYSIS

Athletic Stores

Athletic Stores segment sales increased by 12.6 percent to $1,657 million for the thirteen weeks ended May 3, 2014, as compared with the corresponding prior-year period of $1,471 million. The Athletic Stores segment includes $81 million of sales related to the Runners Point Group stores; this business was acquired in July 2013. Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased 12.0 percent for the thirteen weeks ended May 3, 2014, as compared with the corresponding prior-year period. Comparable-store sales increased by 6.4 percent for the thirteen weeks ended May 3, 2014.

All divisions within the segment, with the exception of Lady Foot Locker and Foot Locker Canada, experienced comparable-store sales gains, led by Kids Foot Locker and domestic Foot Locker. Basketball and children’s footwear continued to be the biggest driver of sales increases. Sales of basketball footwear and apparel was driven by Jordan and key marquee player styles, while the children’s business grew as the Company continues to successfully invest in this area across multiple banners. The segment also experienced strong gains in the running category in Foot Locker Europe, which benefitted from a strong product assortment from multiple vendors. Overall, the segment continues to benefit from the continued expansion of the shop-in-shop partnerships with our various vendors.

Lady Foot Locker experienced a comparable-stores sales decline and overall lower sales primarily due a lower store count. During the first quarter of 2014, 18 underperforming Lady Foot Locker stores were closed. Store count for this format, as compared with the corresponding prior-year period, decreased by 41. Overall, sales of women’s footwear, apparel, and accessories declined in the first quarter. Test locations focused on the female customer, including SIX:02 stores, continue to be evaluated before a roll-out strategy is determined.

Athletic Stores division profit increased 17.1 percent for the thirteen weeks ended May 3, 2014, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 14.9 percent for the thirteen weeks ended May 3, 2014 as compared with 14.3 percent for the corresponding prior-year period. This primarily reflects improved sales and an improved gross margin rate driven by improved leverage of fixed occupancy expenses. Included in the results of the Athletic Stores segment for the thirteen weeks ended May 3, 2014 is a $1 million impairment charge related to our tradename for our stores operating in the Republic of Ireland, reflecting historical and projected underperformance.

Direct-to-Customers

Direct-to-Customers sales increased by 26.3 percent to $211 million for the thirteen weeks ended May 3, 2014, as compared with the corresponding prior-year period of $167 million. Comparable sales increased by 17.2 percent for the thirteen weeks ended May 3, 2014. Direct-to-Customers sales include $12 million related to the e-commerce division of Runners Point Group, which was acquired in the second quarter of 2013. Excluding these sales, increases were primarily the result of continued strong sales performance of the Company’s store-banner websites coupled with continued growth in Eastbay’s sales. Sales at each of the store-banner websites increased significantly, increasing collectively over 40 percent. The segment was led by basketball, casual, and running styles which all posted strong comparable sales gains during the period.

Direct-to-Customers division profit for the thirteen weeks ended May 3, 2014 increased by $5 million to $28 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 13.3 percent for the thirteen weeks ended May 3, 2014 as compared with 13.8 percent for the corresponding prior-year period. The decrease primarily reflects a lower gross margin rate reflecting increased promotional activity as well as the effect of including the e-commerce business of our recent acquisition. While the e-commerce business of the Runners Point Group is profitable, the profit margin rate was lower and, therefore, negatively affected the division profit rate.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million during the first quarter of 2014, thus reducing corporate expense. Excluding this change, corporate expense for the thirteen weeks ended May 3, 2014 increased by $3 million from the corresponding prior-year period. This was primarily related to a $2 million increase in legal reserves recorded during the quarter. Included in corporate expense are costs related to the acquisition and integration of Runners Point Group of $1 million for both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, share repurchases, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. As of May 3, 2014, approximately $301 million remains on the Company’s current $600 million share repurchase program.

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

Operating Activities

Net cash provided by operating activities was $272 million and $251 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. These amounts reflect net income adjusted for non-cash items, non-cash impairment charges, and working capital changes. The improvement reflects the Company’s earning strength, partially offset by a $68 million increase in cash paid for income taxes during the thirteen weeks ended May 3, 2014. The increase, to $83 million, reflected a change in the timing of the required payments.

Investing Activities

Net cash used in investing activities was $42 million and $48 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The current year reflects $49 million in capital expenditures partially offset by $7 million for the sales and maturities of short-term investments. The Company’s full year forecast for capital expenditures is $219 million, which includes $179 million related to the remodeling or relocation of existing stores and 62 new store openings, as well as $40 million for the development of information systems, websites, and infrastructure.

Financing Activities

Net cash used in financing was $86 million and $20 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The Company declared and paid dividends during the first quarters of 2014 and 2013 of $32 million and $30 million, respectively. This represents quarterly rates of $0.22 and $0.20 per share for 2014 and 2013, respectively. During the first quarter of 2014, the Company repurchased 1,530,253 shares of its common stock for $70 million. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $10 million and $6 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $7 million and $4 million as a financing activity for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. ASU 2014-8 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with earlier adoption permitted. The adoption of this guidance did not have a significant effect on our consolidated financial position, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2013 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 3, 2014 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended May 3, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, Cortes v. Foot Locker filed in federal court of New York, and McGlothin v. Foot Locker filed in the state of California, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and may in the future have discussions with plaintiffs’ counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill. Meanwhile, the Company is vigorously defending these class actions.

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

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation, Hill, Cortes, Kissinger, McGlothin, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended May 3, 2014.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
February 2, 2014 through March 1, 2014	573	$39.40	—	$370,576,339
March 2, 2014 through April 5, 2014	1,068,670	$46.28	830,525	$332,035,847
April 6, 2014 through May 3, 2014	699,728	$44.95	699,728	$300,580,984
	1,768,971	$45.75	1,530,253

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2013, the Company’s Board of Directors approved a 3-year, $600 million share repurchase program extending through January 2016.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 11, 2014	(Company)

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

