Form 10-Q
period 2014-08-02
FOOT LOCKER INC
filed 2014-09-10
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 2, 2014

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

Number of shares of Common Stock outstanding at August 29, 2014 : 143,713,597

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	August 2,	August 3,	February 1,
	2014	2013	2014
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$957	$789	$858
Short-term investments	—	47	9
Merchandise inventories	1,335	1,306	1,220
Other current assets	260	243	263
	2,552	2,385	2,350
Property and equipment, net	604	552	590
Deferred taxes	247	265	241
Goodwill	162	160	163
Other intangible assets, net	61	70	67
Other assets	72	79	76
	$3,698	$3,511	$3,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$392	$418	$263
Accrued and other liabilities	356	309	360
Current portion of capital lease obligations	3	3	3
	751	730	626
Long-term debt and obligations under capital leases	134	138	136
Other liabilities	231	217	229
Total liabilities	1,116	1,085	991
Shareholders’ equity
Common stock and paid-in capital: 170,311,573, 168,480,940, and 169,039,095 shares, respectively	961	895	921
Retained earnings	2,577	2,220	2,387
Accumulated other comprehensive loss	(182)	(192)	(186)
Less: Treasury stock at cost: 26,640,176, 20,005,809 and 23,612,273 shares, respectively	(774)	(497)	(626)
Total shareholders’ equity	2,582	2,426	2,496
	$3,698	$3,511	$3,487

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Sales	$1,641	$1,454	$3,509	$3,092

Cost of sales	1,116	1,001	2,338	2,078
Selling, general and administrative expenses	343	314	698	629
Depreciation and amortization	36	31	72	62
Impairment and other charges	2	2	3	2
Interest expense, net	1	1	2	2
Other income	(1)	(1)	(2)	(3)
	1,497	1,348	3,111	2,770

Income before income taxes	144	106	398	322
Income tax expense	52	40	144	118
Net income	$92	$66	$254	$204

Basic earnings per share	$0.63	$0.44	$1.75	$1.36
Weighted-average common shares outstanding	144.5	149.5	145.0	149.9

Diluted earnings per share	$0.63	$0.44	$1.73	$1.34
Weighted-average common shares assuming dilution	146.4	151.4	147.0	152.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net income	$92	$66	$254	$204

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(19)	(6)	—	(27)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	1	—	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $1, $2, $2, and $3 million, respectively	2	2	4	4

Available for sale securities:
Unrealized loss	—	(1)	—	—

Comprehensive income	$74	$62	$258	$181

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Twenty-six weeks ended
	August 2,	August 3,
	2014	2013
From Operating Activities:
Net income	$254	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	3	—
Depreciation and amortization	72	62
Share-based compensation expense	12	13
Qualified pension plan contributions	(2)	(2)
Excess tax benefits on share-based compensation	(9)	(7)
Change in assets and liabilities:
Merchandise inventories	(115)	(109)
Accounts payable	130	100
Accrued and other liabilities	4	(28)
Other, net	13	7
Net cash provided by operating activities	362	240

From Investing Activities:
Lease termination gains	—	2
Sales and maturities of short-term investments	9	23
Purchases of short-term investments	—	(23)
Capital expenditures	(93)	(107)
Purchase of business, net of cash acquired Net cash used in investing activities	—	(84)
Net cash used in investing activities	(84)	(189)

From Financing Activities:
Purchase of treasury shares	(136)	(100)
Dividends paid	(64)	(60)
Issuance of common stock	13	15
Treasury stock issued under employee stock purchase plan	5	3
Excess tax benefits on share-based compensation	9	7
Repayments of long-term debt and obligations under capital leases	(2)	—
Net cash used in financing activities	(175)	(135)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(4)	(7)
Net change in Cash and Cash Equivalents	99	(91)
Cash and Cash Equivalents at beginning of year	858	880
Cash and Cash Equivalents at end of interim period	$957	$789

Cash paid during the period:
Interest	$5	$5
Income taxes	$155	$99

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance did not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Impairment and Other Charges

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Impairment of intangibles	$2	$—	$3	$—
CCS store closure costs	—	2	—	2
	$2	$2	$3	$2

During the second quarter of 2014, the Company announced a plan to shut down its e-commerce skate business, CCS.com, and transition customers to its Eastbay brand. The CCS digital site will continue to operate during the third quarter to liquidate the remaining inventory, at which point customers will be directed to eastbay.com, which carries many of the same products. This closure does not meet the definition of a discontinued operation as it is not considered a strategic shift that will have a major effect on operations. In connection with this announcement, an impairment charge of $2 million was recorded to write down the value of the CCS tradename.

3. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of August 2, 2014, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division profit. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense. Sales and division profit for the Company’s reportable segments for the thirteen weeks and twenty-six weeks ended August 2, 2014 and August 3, 2013 are presented below.

	Thirteen weeks ended		Twenty-six weeks ended
Sales	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Athletic Stores	$1,468	$1,313	$3,125	$2,784
Direct-to-Customers	173	141	384	308
Total sales	$1,641	$1,454	$3,509	$3,092

Operating Results
(in millions)
Athletic Stores (1)	$149	$116	$396	$327
Direct-to-Customers (2)	14	10	42	33
Division profit	163	126	438	360
Less: Corporate expense, net	19	20	40	39
Operating profit	144	106	398	321
Other income (3)	1	1	2	3
Interest expense, net	1	1	2	2
Income before income taxes	$144	$106	$398	$322

(1)	Included in the Athletic Stores segment for the twenty-six weeks ended August 2, 2014 is a $1 million tradename impairment charge related to the Company’s stores in the Republic of Ireland. Included in the Athletic Stores segment for both the thirteen and twenty-six weeks ended August 3, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.
(2)	Included in the Direct-to-Customers segment for both the thirteen and twenty-six weeks ended August 2, 2014 is a $2 million impairment charge related to the CCS tradename.
(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill performed during the first quarter of 2014 did not result in impairment charges as the fair value of each of the reporting units substantially exceeded its carrying value. During the second quarter of 2014, in connection with the shutdown of the CCS e-commerce business, the Company recorded a non-cash impairment charge of $2 million to write down the value of the CCS tradename. Additionally, during the first quarter of 2014, the Company recorded a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance.

The balances as of August 3, 2013 have been retrospectively adjusted for the finalization of the allocation of the purchase price related to the Runners Point acquisition. Identified intangible assets were adjusted to fair value offset by a decrease in goodwill. Other adjustments to the prior year balances were not significant and therefore were not retrospectively adjusted.

The following table provides a summary of goodwill by reportable segment:

	August 2,	August 3,	February 1,
Goodwill (in millions)	2014	2013	2014
Athletic Stores	$20	$18	$21
Direct-to-Customers	142	142	142
	$162	$160	$163

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 2, 2014			August 3, 2013			February 1, 2014
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	Value	value	amort.	value	value	amort.	value
Amortized intangible assets:(1)
Lease acquisition costs	$152	$(136)	$16	$154	$(134)	$20	$155	$(137)	$18
Trademarks	21	(11)	10	21	(10)	11	21	(11)	10
Favorable leases	8	(4)	4	9	(4)	5	8	(3)	5
Customer relationships	21	(21)	—	21	(20)	1	21	(21)	—
	$202	$(172)	$30	$205	$(168)	$37	$205	$(172)	$33

Indefinite life intangible assets:
Runners Point Group trademarks			30			29			30
Other trademarks (2)			1			4			4
			$31			$33			$34
Other intangible assets, net			$61			$70			$67

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The accumulated impairment charge related to other trademarks is $27 million. This includes $3 million of impairment charges recorded during the twenty-six weeks ended August 2, 2014.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets – (continued)

For the twenty-six week period ended August 2, 2014, activity included amortization of $3 million, $3 million related to the impairment charges noted above, and a $1 million decrease related to foreign currency exchange fluctuations. This was offset by $1 million of lease acquisition additions related to Foot Locker Europe, which are being amortized over a weighted-average life of 9 years.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Amortization expense	$1	$3	$3	$6

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2014	$3
2015	5
2016	4
2017	4
2018	3
2019	3

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprised the following:

	August 2,	August 3,	February 1,
(in millions)	2014	2013	2014
Foreign currency translation adjustments	$57	$55	$57
Cash flow hedges	(2)	3	(2)
Unrecognized pension cost and postretirement benefit	(236)	(249)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(182)	$(192)	$(186)

The changes in accumulated other comprehensive loss for the twenty-six weeks ended August 2, 2014 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available- for-sale security	Total
Balance as of February 1, 2014	$57	(2)	(240)	(1)	$(186)
Other comprehensive income before reclassification	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	4	—	4

Other comprehensive income	—	—	4	—	4
Balance as of August 2, 2014	$57	(2)	(236)	(1)	$(182)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss – (continued)

Reclassifications from accumulated other comprehensive loss for the twenty-six weeks ended August 2, 2014 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$7
Postretirement benefits - amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 9)	6
Income tax expense	2
Net of tax	$4

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments – (continued)

The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $1 million loss for the thirteen weeks ended August 2, 2014, and was not significant for the twenty-six weeks ended August 2, 2014. For the thirteen weeks ended August 3, 2013, the net change resulted in a gain of $1 million and was not significant for the twenty-six weeks ended August 3, 2013.

The notional value of the contracts outstanding at August 2, 2014 was $71 million, and these contracts extend through July 2015.

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign currency-denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in $1 million of income for the thirteen weeks ended August 2, 2014 and was not significant for the twenty-six weeks ended August 2, 2014. The net change in fair value was not significant for the prior-year period. The notional value of the contracts outstanding at August 2, 2014 was $18 million and these contracts extend through December 2014.

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

The notional value of the contract outstanding at August 2, 2014 was $26 million and this contract extends through October 2014.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	August 2,	August 3,	February 1,
(in millions)	Caption	2014	2013	2014
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$3	$—
Foreign exchange forward contracts	Current liabilities	$3	$—	$2
Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1	$—

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

Level 3 –   Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At August 2, 2014			At August 3, 2013			At February 1, 2014
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$—	$—	$—	$47	$—	$—	$9	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	4	—	—	—	—
Total Assets	$—	$6	$—	$—	$57	$—	$—	$15	$—

Liabilities
Foreign exchange forward contracts	—	3	—	—	—	—	—	2	—
Total Liabilities	$—	$3	$—	$—	$—	$—	$—	$2	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary.

The Company’s short-term investments matured during the second quarter of 2014. In the prior periods presented, these investments represented corporate bonds with maturity dates within one year from the purchase date. These securities were valued using model-derived valuations in which all significant inputs or significant value-drivers were observable in active markets and therefore were classified as Level 2 instruments.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	August 2,	August 3,	February 1,
(in millions)	2014	2013	2014
Carrying value	$137	$141	$139
Fair value	$163	$165	$159

The fair value of long-term debt and obligations under capital leases is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore is classified as Level 2.

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Weighted-average common shares outstanding	144.5	149.5	145.0	149.9
Effect of Dilution:
Stock options and awards	1.9	1.9	2.0	2.2
Weighted-average common shares assuming dilution	146.4	151.4	147.0	152.1

Options to purchase 0.8 million and 1.2 million shares of common stock were not included in the computation for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. Options to purchase 0.5 million and 0.8 million shares of common stock were not included in the computation for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.4 million have not been included as the vesting conditions have not been satisfied as of both August 2, 2014 and August 3, 2013.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 2,	August 3,	August 2,	August 3,	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$4	$3	$8	$7	$—	$—	$—	$—
Interest cost	7	7	14	13	—	—	—	—
Expected return on
plan assets	(9)	(10)	(19)	(20)	—	—	—	—
Amortization of net
loss (gain)	3	4	7	8	—	—	(1)	(1)
Net benefit expense (income)	$5	$4	$10	$8	$—	$—	$(1)	$(1)

During the first quarters of both 2014 and 2013, the Company made contributions of $2 million to the Canadian qualified plan. No pension contributions to the U.S. qualified plan were made during the twenty-six weeks ended August 2, 2014 and August 3, 2013. The Company continually evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

10. Share-Based Compensation

On June 19, 2014, the Foot Locker 2007 Stock Incentive Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares.

Total compensation expense related to the Company’s share-based compensation plans was $6 million for the thirteen weeks ended August 2, 2014, $5 million for the thirteen weeks ended August 3, 2013, and was $12 million and $13 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The associated tax benefits recognized for the thirteen weeks ended August 2, 2014 and August 3, 2013 were $2 million and $3 million, respectively. The associated tax benefit recognized was $4 million for both the twenty-six weeks ended August 2, 2014 and August 3, 2013.

Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $9 million for the twenty-six weeks ended August 2, 2014 and $7 million for the twenty-six weeks ended August 3, 2013 and are classified as a financing activity within the Condensed Consolidated Statements of Cash Flows.

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Twenty-six weeks ended		Stock Purchase Plan Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Weighted-average risk free rate of interest	2.11%	1.02%	0.15%	0.17%
Expected volatility	39%	42%	24%	40%
Weighted-average expected award life	6.1 years	6.0 years	1.0 year	1.0 year
Dividend yield	2.0%	2.3%	2.2%	2.3%
Weighted-average fair value	$14.88	$10.99	$6.60	$5.79

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million and $6 million for both the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. As of August 2, 2014, there was $13 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.27 years.

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended August 2, 2014.

(in thousands, except price per share and weighted-average term)	Shares	Weighted- Average Term	Weighted- Average Exercise Price
Options outstanding at the beginning of the year	5,668		$22.66
Granted	767		45.11
Exercised	(611)		21.46
Expired or cancelled	(34)		38.35
Options outstanding at August 2, 2014	5,790	6.70	$25.67
Options exercisable at August 2, 2014	3,950	5.68	$19.87
Options available for future grant at August 2, 2014	13,970

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Exercised	$4	$8	$15	$13

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	August 2,	August 3,
	2014	2013
Outstanding	$130	$91
Outstanding and exercisable	$112	$75

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The cash received from option exercises for the thirteen and twenty-six weeks ended August 2, 2014 was $3 million and $13 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended August 3, 2013 was $9 million and $15 million, respectively. The total tax benefit realized from option exercises was $1 million and $5 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, and was $2 million and $4 million for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at August 2, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	1,520	5.13	$12.46	1,520	$12.46
$18.80 to $23.92	1,454	5.38	$19.95	1,450	$19.95
$24.04 to $34.24	2,029	7.72	$32.29	962	$31.09
$34.27 to $50.71	787	9.56	$44.64	18	$38.31
	5,790	6.70	$25.67	3,950	$19.87

Changes in the Company’s nonvested options for the twenty-six weeks ended August 2, 2014 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	2,173	$30.10
Granted	767	45.11
Vested	(1,066)	26.82
Expired or cancelled	(34)	38.35
Nonvested at August 2, 2014	1,840	$38.11

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 742,514 and 1,008,542 restricted stock units outstanding as of August 2, 2014 and August 3, 2013 respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million and $2 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, and $6 million and $7 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. As of August 2, 2014, there was $16 million of total unrecognized compensation cost related to nonvested restricted awards.

Restricted shares and units activity for the twenty-six weeks ended August 2, 2014 and August 3, 2013 is summarized as follows:

	Number of Shares and Units
(in thousands)	August 2, 2014	August 3, 2013
Outstanding at beginning of period	1,369	1,564
Granted	320	440
Vested	(649)	(639)
Cancelled or forfeited	(33)	(12)
Outstanding at end of period	1,007	1,353
Aggregate value (in millions)	$37	$36
Weighted-average remaining contractual life	1.57 years	1.33 years

The weighted-average grant-date fair value per share was $45.24 and $34.59 for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $14 million and $9 million, respectively.

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

STORE COUNT

At August 2, 2014, the Company operated 3,460 stores as compared with 3,473 and 3,495 stores at February 1, 2014 and August 3, 2013, respectively. During the twenty-six weeks ended August 2, 2014, the Company opened 41 stores, remodeled or relocated 162 stores and closed 54 stores.

A total of 74 franchised stores were operating at August 2, 2014, as compared with 73 and 69 stores at February 1, 2014 and August 3, 2013, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

The following table summarizes results by segment:

(in millions)	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
Sales	2014	2013	2014	2013
Athletic Stores	$1,468	$1,313	$3,125	$2,784
Direct-to-Customers	173	141	384	308
Total sales	$1,641	$1,454	$3,509	$3,092

Operating Results
Athletic Stores (1)	$149	$116	$396	$327
Direct-to-Customers (2)	14	10	42	33
Division profit	163	126	438	360
Less: Corporate expense, net	19	20	40	39
Operating profit	144	106	398	321
Other income (3)	1	1	2	3
Interest expense, net	1	1	2	2
Income before income taxes	$144	$106	$398	$322

(1)	Included in the Athletic Stores segment for the twenty-six weeks ended August 2, 2014 is a $1 million tradename impairment charge related to the Company’s stores in the Republic of Ireland. Included in the Athletic Stores segment for both the thirteen and twenty-six weeks ended August 3, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.
(2)	Included in the Direct-to-Customers segment for both the thirteen and twenty-six weeks ended August 2, 2014 is a $2 million impairment charge related to the CCS tradename.
(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $187 million, or 12.9 percent, to $1,641 million for the thirteen weeks ended August 2, 2014, from $1,454 million for the thirteen weeks ended August 3, 2013. For the twenty-six weeks ended August 2, 2014, sales of $3,509 million increased 13.5 percent from sales of $3,092 million for the twenty-six week period ended August 3, 2013.

Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, total sales for the thirteen week and twenty-six week periods increased 7.6 percent and 7.8 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 7.0 percent and 7.3 percent for the thirteen weeks and twenty-six weeks ended August 2, 2014, respectively.

GROSS MARGIN

Gross margin, as a percentage of sales, increased to 32.0 percent for the thirteen weeks ended August 2, 2014 as compared with 31.2 percent in the corresponding prior-year period driven by the occupancy and buyers compensation expense rate, which decreased by 80 basis points reflecting improved leverage of primarily fixed costs and an unchanged merchandise margin rate. The merchandise margin rate continued to be negatively affected by lower initial markups driven by vendor mix and lower shipping and handling margin, offset by lower markdowns. For the twenty-six weeks ended August 2, 2014, gross margin, as a percentage of sales, increased to 33.4 percent as compared with 32.8 percent in the corresponding prior-year period. The occupancy and buyers compensation expense rate decreased by 70 basis points and was partially offset by a 10 basis point increase in the cost of merchandise rate.

SELLING, GENERAL AND ADMINISTRATIVE

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
SG&A	$343	$314	$698	$629
SG&A, as a percentage of sales	20.9%	21.6%	19.9%	20.3%

Selling, general and administrative expenses (“SG&A”) increased by $29 million, or 9.2 percent, for the thirteen weeks ended August 2, 2014 as compared with the corresponding prior-year period. For the twenty-six weeks ended August 2, 2014, SG&A increased by $69 million, or 11.0 percent, as compared with the corresponding prior-year period. The SG&A rate improvements reflected continued expense management, primarily related to store wages, which benefitted from the utilization of hiring and scheduling tools that have been recently implemented. Excluding Runners Point Group from all periods presented, the improvement in the SG&A rate would have been the same for the thirteen weeks ended August 2, 2014 and would have improved by an additional 20 basis points for the twenty-six weeks ended August 2, 2014. Excluding the effect of foreign currency fluctuations, SG&A increased by $25 million and $62 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with the corresponding prior-year periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $5 million for the thirteen weeks ended August 2, 2014 to $36 million, as compared with the corresponding prior-year period of $31 million. For the twenty-six weeks ended August 2, 2014, depreciation and amortization increased by $10 million to $72 million as compared with $62 million for the twenty-six weeks ended August 3, 2013. The increase in both periods reflects increased capital spending for store improvements and technology, as well as the addition of Runners Point Group. The effect of foreign currency fluctuations increased depreciation by $1 million for the thirteen and twenty-six weeks ended August 2, 2014.

INTEREST EXPENSE

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Interest expense	$2	$2	$5	$5
Interest income	(1)	(1)	(3)	(3)
Interest expense, net	$1	$1	$2	$2

Interest expense and interest income were unchanged as compared with the prior year.

INCOME TAXES

The Company recorded income tax provisions of $52 million and $144 million, which represent effective tax rates of 36.3 percent and 36.2 percent for the thirteen weeks and twenty-six weeks ended August 2, 2014, respectively. For the thirteen weeks and twenty-six weeks ended August 3, 2013, the Company recorded income tax provisions of $40 million and $118 million, which represented effective tax rates of 37.7 percent and 36.6 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves for the thirteen weeks ended August 2, 2014 were not significant. The thirteen weeks ended August 3, 2013 had an additional state tax provision of $1 million. Included in the twenty-six weeks ended August 2, 2014, and August 3, 2013 are tax benefits of $1 million and $2 million, respectively, from reserve releases due to settlements of federal, state, and foreign tax examinations.

For the thirteen weeks ended August 3, 2013, in connection with the purchase of Runners Point Group, the Company recorded a discrete item of $1 million representing non-deductible acquisition costs.

The effective tax rate, excluding the reserve releases and other discrete items, for the thirteen and twenty-six weeks ended August 2, 2014 decreased as compared with the corresponding prior-year periods, due primarily to the effect of full implementation of international tax planning strategies.

The Company currently expects its third quarter and full year tax rate to approximate 36.5 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

NET INCOME

For the thirteen weeks ended August 2, 2014, net income increased by $26 million, or 39.4 percent, to $92 million as compared with the corresponding prior-year period. For the twenty-six weeks ended August 2, 2014, net income increased by $50 million, or 24.5 percent, to $254 million as compared with the corresponding prior-year period. The improved performance represents a 20.3 percent and 18.2 percent flow-through of increased sales to pre-tax income, for the thirteen and twenty-six week period ended August 2, 2014, respectively, reflecting leveraging of fixed costs, and controlling operating expenses.

RECONCILIATION OF NON-GAAP MEASURES

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. Presented below are GAAP and non-GAAP results for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Net income, as reported	$92	$66	$254	$204
After-tax adjustments to arrive at non-GAAP:
Impairment of intangibles	1	—	2	—
Runners Point Group acquisition and integration costs	—	2	1	3
CCS store closure costs	—	1	—	1
Net income, non-GAAP	$93	$69	$257	$208

Diluted EPS, as reported	$0.63	$0.44	$1.73	$1.34
Adjustments to arrive at non-GAAP:
Impairment of intangibles	0.01	—	0.02	—
Runners Point Group acquisition and integration costs	—	0.01	—	0.02
CCS store closure costs	—	0.01	—	0.01
Diluted EPS, non-GAAP	$0.64	$0.46	$1.75	$1.37

The Company has excluded the following charges and costs to arrive at its non-GAAP results. The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal tax rate to each of the respective items.

In the second quarter of 2014, the Company recorded an after-tax charge of $1 million, or $0.01 per diluted share, related to the impairment of the CCS tradename, resulting from the transition of its skate business from CCS to its Eastbay brand. During the first quarter of 2014, the Company recorded an after-tax impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland. Additionally during the first quarter of 2014, the Company recorded charges of $1 million, after-tax, in connection with the integration of Runners Point Group.

For the thirteen and twenty-six weeks ended August 3, 2013, the Company recorded approximately $2 million, after-tax, or $0.01 per diluted share, and $3 million, after-tax, or $0.02 per diluted share for costs associated with the acquisition of Runners Point Group, respectively. The Company also recorded $1 million, or $0.01 per diluted share of costs related to the CCS store closures for both the thirteen and twenty-six weeks ended August 3, 2013.

SEGMENT ANALYSIS

Athletic Stores

Athletic Stores segment sales increased by 11.8 percent to $1,468 million and 12.2 percent to $3,125 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with the corresponding prior-year period. This segment includes $79 million and $160 million of sales related to the Runners Point Group stores for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with $20 million for both the thirteen and twenty-six weeks ended August 3, 2013; this business was acquired in July 2013. Excluding the effect of foreign currency fluctuations and the sales of Runners Point Group stores, Athletic Stores segment sales increased 6.4 percent and 6.6 percent for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with the corresponding prior-year period. Comparable-store sales increased by 6.1 percent and 6.3 percent for the thirteen and twenty-six weeks ended August 2, 2014.

Excluding Champs Sports, all divisions within this segment experienced comparable-store sales gains for both the quarter and year-to-date periods, led by domestic Foot Locker and Kids Foot Locker. Basketball and children’s footwear continued to be the biggest drivers of sales increases. Sales of basketball footwear and apparel were driven by Jordan and key marquee player styles, while the children’s business grew as the Company continues to successfully invest in this area across multiple banners. Overall, the segment continues to benefit from the continued expansion of various shop-in-shop partnerships with our key vendors. Champs Sports experienced a modest decline for the quarter, reflecting lower sales of apparel and accessories. For the year-to-date period, Champs Sports produced a positive comparable-store sales gain as the losses in apparel and accessories sales were offset by increased footwear sales.

Lady Foot Locker experienced a comparable-store sales increase for both the thirteen and twenty-six weeks ended August 2, 2014. The shift into more performance-oriented assortments has been resonating with customers as both footwear and apparel grew on a comparable-sales basis. Overall sales for Lady Foot Locker for both the quarter and year-to-date periods declined, as compared with the corresponding prior-year periods, primarily reflecting a net decline of 44 stores. The Company continues to test merchandise assortments and store formats, including SIX:02 stores, focused on athletically active women. These tests are being evaluated before a roll-out strategy is determined.

Athletic Stores division profit for the thirteen weeks ended August 2, 2014 increased to $149 million, or 10.1 percent, as a percentage of sales, as compared with division profit of $116 million, or 8.8 percent, as a percentage of sales, for the thirteen weeks ended August 3, 2013. For the twenty-six weeks ended August 2, 2014 division profit increased to $396 million, or 12.7 percent, as a percentage of sales, as compared with division profit of $327 million, or 11.7 percent, as a percentage of sales, for the corresponding prior-year period. Included in the results of the Athletic Stores segment for the twenty-six weeks ended August 2, 2014 was a $1 million impairment charge related to the tradename for our stores operating in the Republic of Ireland, reflecting historical and projected underperformance. Additionally, during the second quarter of 2013 a charge of $2 million was recorded in connection with the closure of all CCS stores. Overall, the improvement for both the quarter and year-to-date periods primarily reflected higher sales; an improved gross margin rate driven by improved leverage of occupancy expenses; control over variable expenses, such as store wages; and a marketing expense shift. Certain marketing programs will take place during the third quarter this year, whereas in the prior year they occurred in the second quarter.

Direct-to-Customers

Direct-to-Customers sales increased by 22.7 percent to $173 million and 24.7 percent to $384 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with the corresponding prior-year periods. Comparable sales increased by 14.9 percent and 16.1 percent for the thirteen and twenty-six weeks ended August 2, 2014. Direct-to-Customers sales include $9 million and $21 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, related to the e-commerce division of Runners Point Group, which was acquired in the second quarter of 2013. Excluding these sales, increases were primarily the result of continued strong sales performance of the Company’s store-banner websites. Sales at each of the store-banner websites increased significantly, increasing collectively nearly 40 percent. The performance was led by basketball and casual styles which both posted strong comparable sales gains during the periods.

Direct-to-Customers division profit for the thirteen and twenty-six weeks ended August 2, 2014 increased by $4 million to $14 million and increased by $9 million to $42 million, respectively, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 8.1 percent and 10.9 percent for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared with 7.1 percent and 10.7 percent for the corresponding prior-year period. Included in the results of the Direct-to-Customers segment for the thirteen weeks ended August 2, 2014 was a $2 million impairment charge related to the tradename related to the CCS e-commerce business, which was triggered by the Company’s decision to transition the skate business to the Eastbay banner. While the e-commerce business of the Runners Point Group is profitable, its profit margin rate continues to be lower than the balance of the segment and, therefore, negatively affected the division profit rate. Division profit reflected the continued growth of the store-banners coupled with reduced marketing costs. During the second quarter of 2013, Eastbay launched a marketing campaign costing approximately $3 million.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $2 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, thus reducing corporate expense. Excluding this change, as compared with the corresponding prior year periods, corporate expense remained unchanged and increased by $3 million for the thirteen and twenty-six weeks ended August 2, 2014.

Acquisition and integration costs related to Runners Point Group were not significant for the thirteen weeks ended August 2, 2014 and were $1 million for the twenty-six weeks ended August 2, 2014. This is as compared with the corresponding prior-year periods of $3 million and $4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively. Excluding the allocation change and costs associated with Runners Point Group, corporate expense increased primarily related to increased incentive compensation and legal costs. During the first quarter of 2014, the Company increased its legal reserves by $2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and support facilities; make retirement plan contributions, quarterly dividend payments, share repurchases, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. As of August 2, 2014, approximately $234 million remains on the Company’s current $600 million share repurchase program.

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

Operating Activities

Net cash provided by operating activities was $362 million and $240 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. These amounts reflect net income adjusted for non-cash items, non-cash impairment charges, and working capital changes. The improvement reflects the Company’s earnings strength and working capital improvements, partially offset by a $56 million increase in cash paid for income taxes during the twenty-six weeks ended August 2, 2014.

Investing Activities

Net cash used in investing activities was $84 million and $189 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The current year reflects $93 million in capital expenditures partially offset by $9 million for the maturities of short-term investments. Capital expenditures in the current year were $14 million lower as compared with the corresponding prior-year period, representing a shift in the timing of payments. The Company’s full year forecast for capital expenditures is $218 million, which includes $179 million related to the remodeling or relocation of existing stores and approximately 80 new store openings, as well as $39 million for the development of information systems, websites, and infrastructure. The prior year included $84 million for the purchase of Runners Point Group, net of cash acquired.

Financing Activities

Net cash used in financing was $175 million and $135 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The Company declared and paid dividends during the first two quarters of 2014 and 2013 of $64 million and $60 million, respectively. This represents quarterly rates of $0.22 and $0.20 per share for 2014 and 2013, respectively. The Company repurchased 2,864,553 shares of its common stock for $136 million during the twenty-six weeks ended August 2, 2014. Additionally, the Company received proceeds of $18 million from the issuance of common stock in connection with employee stock programs for both the twenty-six weeks ended August 2, 2014 and August 3, 2013. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $9 million and $7 million as a financing activity for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with earlier adoption permitted. The adoption of this guidance did not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including but not limited to such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor), pandemics and similar major health concerns, unseasonable weather, deterioration of global financial markets, economic conditions worldwide, deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with global product sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of August 2, 2014 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended August 2, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, Cortes v. Foot Locker filed in federal court in New York, and McGlothin v. Foot Locker filed in state court in California, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The consolidated cases are in the discovery stages of proceedings. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company's motion for leave to appeal was denied. The Company has had and continues to have discussions with plaintiffs’ counsel in an attempt to determine whether it will be possible to resolve the consolidated cases and Hill.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended August 2, 2014.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 4, 2014 through May 31, 2014	35,000	$48.00	35,000	$298,900,956
June 1, 2014 through July 5, 2014	850,391	$49.66	764,900	$260,998,153
July 6, 2014 through August 2, 2014	534,400	$49.75	534,400	$234,410,870
	1,419,791	$49.65	1,334,300

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested during the quarter, as well shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2013, the Company’s Board of Directors approved a 3-year, $600 million share repurchase program extending through January 2016.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: September 10, 2014	(Company)

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

