Form 10-Q
period 2014-11-01
FOOT LOCKER INC
filed 2014-12-10
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 1, 2014

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

(212) 720-3700

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

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of November 28, 2014 was 142,086,468

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	November 1,	November 2,	February 1,
	2014	2013	2014
	(Unaudited)	(Unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$916	$764	$858
Short-term investments	—	32	9
Merchandise inventories	1,324	1,316	1,220
Other current assets	244	208	263
	2,484	2,320	2,350
Property and equipment, net	613	589	590
Deferred taxes	237	257	241
Goodwill	160	163	163
Other intangible assets, net	56	70	67
Other assets	68	78	76
	$3,618	$3,477	$3,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$287	$310	$263
Accrued and other liabilities	358	330	360
Current portion of capital lease obligations	3	3	3
	648	643	626
Long-term debt and obligations under capital leases	132	137	136
Other liabilities	236	231	229
Total liabilities	1,016	1,011	991
Shareholders’ equity
Common stock and paid-in capital: 170,469,434; 168,675,093; and 169,039,095 shares, respectively	971	905	921
Retained earnings	2,665	2,295	2,387
Accumulated other comprehensive loss	(221)	(170)	(186)
Less: Treasury stock at cost: 27,323,176; 22,035,758; and 23,612,273 shares, respectively	(813)	(564)	(626)
Total shareholders’ equity	2,602	2,466	2,496
	$3,618	$3,477	$3,487

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at February 1, 2014 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Sales	$1,731	$1,622	$5,240	$4,714

Cost of sales	1,157	1,085	3,495	3,163
Selling, general and administrative expenses	353	340	1,051	969
Depreciation and amortization	34	35	106	97
Impairment and other charges	—	—	3	2
Interest expense, net	1	2	3	4
Other income	(1)	—	(3)	(3)
	1,544	1,462	4,655	4,232

Income before income taxes	187	160	585	482
Income tax expense	67	56	211	174
Net income	$120	$104	$374	$308

Basic earnings per share	$0.84	$0.70	$2.59	$2.06

Weighted-average common shares outstanding	143.6	147.7	144.5	149.2

Diluted earnings per share	$0.82	$0.70	$2.55	$2.04
Weighted-average common shares assuming dilution	145.7	149.5	146.6	151.2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income	$120	$104	$374	$308

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(42)	22	(42)	(5)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	(2)	1	(2)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $2, $1, $4, and $3 million, respectively	2	3	6	7

Comprehensive income	$81	$127	$339	$308

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirty-nine weeks ended
	November 1,	November 2,
	2014	2013
From Operating Activities:
Net income	$374	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	3	—
Depreciation and amortization	106	97
Share-based compensation expense	18	19
Qualified pension plan contributions	(2)	(2)
Excess tax benefits on share-based compensation	(11)	(7)
Change in assets and liabilities:
Merchandise inventories	(124)	(108)
Accounts payable	28	(3)
Accrued and other liabilities	(7)	(44)
Other, net	54	67
Net cash provided by operating activities	439	327

From Investing Activities:
Lease termination gains	—	2
Sales and maturities of short-term investments	9	38
Purchases of short-term investments	—	(23)
Capital expenditures	(138)	(157)
Purchase of business, net of cash acquired	—	(81)
Net cash used in investing activities	(129)	(221)

From Financing Activities:
Purchase of treasury shares	(174)	(167)
Dividends paid	(96)	(89)
Issuance of common stock	17	19
Treasury stock issued under employee stock purchase plan	5	3
Excess tax benefits on share-based compensation	11	8
Repayments of long-term debt and obligations under capital leases	(3)	—
Net cash used in financing activities	(240)	(226)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(12)	4
Net change in Cash and Cash Equivalents	58	(116)
Cash and Cash Equivalents at beginning of year	858	880
Cash and Cash Equivalents at end of interim period	$916	$764

Cash paid during the period:
Interest	$5	$5
Income taxes	$200	$123

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of the management of Foot Locker, Inc. (the “Company”), the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2015 and of the fiscal year ended February 1, 2014. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended February 1, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance did not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Impairment and Other Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Impairment of intangibles	$—	$—	$3	$—
CCS store closure costs	—	—	—	2
	$—	$—	$3	$2

During the first quarter of 2014, the Company recorded a charge of $1 million to fully write down the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance. Additionally, during the second quarter of 2014, the Company announced a plan to shut down its e-commerce skate business, CCS.com, and transition customers to its Eastbay brand. Accordingly, an impairment charge of $2 million was recorded to write down the value of the CCS tradename. The liquidation was substantially completed during the third quarter ended November 1, 2014. This closure does not meet the definition of a discontinued operation as it is not considered a strategic shift that will have a major effect on operations.

3. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of November 1, 2014, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division profit. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense. Sales and division profit for the Company’s reportable segments for the thirteen weeks and thirty-nine weeks ended November 1, 2014 and November 2, 2013 are presented below.

	Thirteen weeks ended		Thirty-nine weeks ended
Sales	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Athletic Stores	$1,521	$1,444	$4,646	$4,228
Direct-to-Customers	210	178	594	486
Total sales	$1,731	$1,622	$5,240	$4,714

Operating Results
(in millions)
Athletic Stores (1)	$181	$159	$577	$486
Direct-to-Customers (2)	25	20	67	53
Division profit	206	179	644	539
Less: Corporate expense, net	19	17	59	56
Operating profit	187	162	585	483
Other income (3)	1	—	3	3
Interest expense, net	1	2	3	4
Income before income taxes	$187	$160	$585	$482

(1)	Included in the Athletic Stores segment for the thirty-nine weeks ended November 1, 2014 is a $1 million tradename impairment charge related to the Company’s stores in the Republic of Ireland. Included in the Athletic Stores segment for the thirty-nine weeks ended November 2, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.
(2)	Included in the Direct-to-Customers segment for the thirty-nine weeks ended November 1, 2014 is a $2 million impairment charge related to the CCS tradename.
(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

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

The following table provides a summary of goodwill by reportable segment. The change represents foreign exchange fluctuations.

Goodwill	November 1,	November 2,	February 1,
(in millions)	2014	2013	2014
Athletic Stores	$19	$21	$21
Direct-to-Customers	141	142	142
	$160	$163	$163

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	November 1, 2014			November 2, 2013			February 1, 2014
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
(in millions)	value	amort.	Value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$143	$(129)	$14	$159	$(140)	$19	$155	$(137)	$18
Trademarks	21	(11)	10	21	(10)	11	21	(11)	10
Favorable leases	7	(4)	3	9	(4)	5	8	(3)	5
Customer relationships	21	(21)	—	21	(21)	—	21	(21)	—
	$192	$(165)	$27	$210	$(175)	$35	$205	$(172)	$33

Indefinite life intangible assets: (1)
Runners Point Group trademarks			28			30			30
Other trademarks (2)			1			5			4
			$29			$35			$34
Other intangible assets, net			$56			$70			$67

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The accumulated impairment charge related to other trademarks is $27 million. This includes $3 million of impairment charges recorded during the thirty-nine weeks ended November 1, 2014.

The $11 million change in goodwill and other intangible assets for the thirty-nine week period ended November 1, 2014, included $5 million of amortization expense, $3 million related to the impairment charges noted above, and a $4 million decrease related to foreign currency exchange fluctuations. This was offset by $1 million of lease acquisition additions related to Foot Locker Europe, which are being amortized over a weighted-average life of 9 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets – (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Amortization expense	$2	$3	$5	$9

Future expected amortization expense for finite life intangible assets is estimated as follows:

(in millions)
Remainder of 2014	$1
2015	4
2016	4
2017	4
2018	3
2019	3

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following:

	November 1,	November 2,	February 1,
(in millions)	2014	2013	2014
Foreign currency translation adjustments	$15	$77	$57
Cash flow hedges	(1)	1	(2)
Unrecognized pension cost and postretirement benefit	(234)	(247)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(221)	$(170)	$(186)

The changes in accumulated other comprehensive loss for the thirty-nine weeks ended November 1, 2014 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of February 1, 2014	$57	(2)	(240)	(1)	$(186)
Other comprehensive income before reclassification	(42)	1	—	—	(41)
Amounts reclassified from accumulated other comprehensive income	—	—	6	—	6
Other comprehensive income	(42)	1	6	—	(35)
Balance as of November 1, 2014	$15	(1)	(234)	(1)	$(221)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss – (continued)

Reclassifications from accumulated other comprehensive loss for the thirty-nine weeks ended November 1, 2014 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$12
Postretirement benefits - amortization of actuarial gain	(2)
Net periodic benefit cost (see Note 9)	10
Income tax expense	(4)
Net of tax	$6

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, substantially all of the Company’s hedged forecasted transactions are less than twelve months, and the Company expects substantially all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments – (continued)

The net change in the fair value of foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $1 million loss for both the thirteen and thirty-nine weeks ended November 1, 2014. The net change in fair value was not significant for the prior-year periods.

The notional value of the contracts outstanding at November 1, 2014 was $77 million, and these contracts extend through January 2016.

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign currency-denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value was not significant for the thirteen weeks ended November 1, 2014 and resulted in $1 million of income for the thirty-nine weeks ended November 1, 2014. The net change in fair value was not significant for the prior-year periods. The notional value of the contracts outstanding at November 1, 2014 was $18 million and these contracts extend through December 2014.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were $1 million for the thirteen and thirty-nine weeks ended November 1, 2014 and were not significant for the prior-year periods. The notional value of the contract outstanding at November 1, 2014 was $31 million and this contract extends through January 2015.

Fair Value of Derivative Contracts

Many of the Company’s agreements allow for a netting arrangement. The following, presented on a gross basis, by type of contract, represents the fair value of the Company’s derivative contracts:

	Balance Sheet	November 1,	November 2,	February 1,
(in millions)	Caption	2014	2013	2014
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1	$—
Foreign exchange forward contracts	Current liabilities	$2	$—	$2

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements – (continued)

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At November 1, 2014			At November 2, 2013			At February 1, 2014
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$—	$—	$—	$32	$—	$—	$9	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	1	—	—	—	—
Total Assets	$—	$6	$—	$—	$39	$—	$—	$15	$—

Liabilities
Foreign exchange forward contracts	—	$2	—	—	—	—	—	2	—
Total Liabilities	$—	$2	$—	$—	$—	$—	$—	$2	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company’s short-term investments matured during the second quarter of 2014. In the prior periods presented, these investments represented corporate bonds with maturity dates within one year from the purchase date. These securities were valued using model-derived valuations in which all significant inputs or significant value-drivers were observable in active markets and, therefore, were classified as Level 2 instruments.

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	November 1,	November 2,	February 1,
(in millions)	2014	2013	2014
Carrying value	$135	$140	$139
Fair value	$161	$157	$159

The fair value of long-term debt and obligations under capital leases is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and, therefore, is classified as Level 2.

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Weighted-average common shares outstanding	143.6	147.7	144.5	149.2
Effect of Dilution:
Stock options and awards	2.1	1.8	2.1	2.0
Weighted-average common shares assuming dilution	145.7	149.5	146.6	151.2

The number of options excluded from the computation was not significant for the thirteen and thirty-nine weeks ended November 1, 2014. Options to purchase 1.1 million and 0.9 million shares of common stock were not included in the computation for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.4 million have not been included as the vesting conditions have not been satisfied as of both November 1, 2014 and November 2, 2013.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$3	$4	$11	$11	$—	$—	$—	$—
Interest cost	7	6	21	19	—	—	—	—
Expected return on
plan assets	(9)	(10)	(28)	(30)	—	—	—	—
Amortization of net
loss (gain)	5	4	12	12	(1)	(1)	(2)	(2)
Net benefit expense (income)	$6	$4	$16	$12	$(1)	$(1)	$(2)	$(2)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Pension and Postretirement Plans – (continued)

During the first quarters of both 2014 and 2013, the Company made contributions of $2 million to the Canadian qualified plan. No pension contributions to the U.S. qualified plan were made during the thirty-nine weeks ended November 1, 2014 and November 2, 2013. The Company continually evaluates the amount and timing of any future contributions. Additional contributions will depend on the plan asset performance and other factors.

10. Share-Based Compensation

Total compensation expense and the associated tax benefits recognized related to the Company’s share-based compensation plans is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Share-based compensation expense	$6	$6	$18	$19
Tax benefit	$1	$2	$5	$6

Tax deductions in excess of the cumulative compensation cost recognized for share-based compensation arrangements were $11 million for the thirty-nine weeks ended November 1, 2014 and $8 million for the thirty-nine weeks ended November 2, 2013 and are classified as a financing activity within the Condensed Consolidated Statements of Cash Flows.

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans Thirty-nine weeks ended		Stock Purchase Plan Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Weighted-average risk free rate of interest	2.12%	1.02%	0.14%	0.17%
Expected volatility	39%	42%	24%	40%
Weighted-average expected award life	6.1 years	6.0 years	1.0 year	1.0 year
Dividend yield	2.0%	2.3%	2.0%	2.3%
Weighted-average fair value	$14.91	$10.98	$7.11	$5.80

Compensation expense related to the Company’s stock option and stock purchase plans was $3 million and $9 million for both the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. As of November 1, 2014, there was $10 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.02 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The information in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended November 1, 2014.

(in thousands, except price per share and weighted- average term)	Shares	Weighted- Average Term	Weighted-Average Exercise Price
Options outstanding at the beginning of the year	5,668		$22.66
Granted	767		45.11
Exercised	(769)		21.58
Expired or cancelled	(62)		39.65
Options outstanding at November 1, 2014	5,604	6.51	$25.69
Options exercisable at November 1, 2014	3,798	5.49	$19.78
Options vested and expected to vest at November 1, 2014	5,567	6.50	$25.59
Options available for future grant at November 1, 2014	14,018

On May 21, 2014, the Foot Locker 2007 Stock Incentive Plan was amended to increase to 14 million shares the number of shares of the Company’s common stock reserved for all awards.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Exercised	$6	$2	$21	$15

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	November 1,	November 2,
	2014	2013
Outstanding	$170	$74
Outstanding and exercisable	$138	$64
Vested and expected to vest	$169	$74

The cash received from option exercises for the thirteen and thirty-nine weeks ended November 1, 2014 was $4 million and $17 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended November 2, 2013 was $4 million and $19 million, respectively. The total tax benefit realized from option exercises for the thirteen and thirty-nine weeks ended November 1, 2014, was $2 million and $7 million respectively, and was $1 million and $5 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The following table summarizes information about stock options outstanding and exercisable at November 1, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	1,470	4.87	$12.39	1,470	$12.39
$18.80 to $24.75	1,460	5.27	$20.11	1,460	$20.11
$24.76 to $34.24	1,906	7.60	$32.60	852	$31.64
$34.27 to $45.08	768	9.31	$44.62	16	$38.72
	5,604	6.51	$25.69	3,798	$19.78

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 734,295 and 997,542 restricted stock units outstanding as of November 1, 2014 and November 2, 2013, respectively.

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

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. The Company recorded compensation expense related to restricted stock awards, net of forfeitures, of $3 million for both the thirteen weeks ended November 1, 2014 and November 2, 2013, and $9 million and $10 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. As of November 1, 2014, there was $14 million of total unrecognized compensation cost related to nonvested restricted awards.

Restricted shares and units activity for the thirty-nine weeks ended November 1, 2014 are summarized as follows:

(in thousands, except price per share)	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at the beginning of the year	1,369	$27.20
Granted	320	45.24
Vested	(649)	20.84
Expired or cancelled	(42)	24.69
Nonvested at November 1, 2014	998	$37.23
Aggregate value (in millions)	$37
Weighted-average remaining contractual life	1.32 years

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The weighted-average grant-date fair value per share was $45.24 and $34.59 for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The total value of awards for which restrictions lapsed during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $14 million and $9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Foot Locker, Inc. (the “Company”), through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.

The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with divisions that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction and SIX:02, as well as the retail stores of Runners Point Group, including Runners Point, Sidestep, and Run2, which was acquired during the second quarter of 2013.

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet websites, mobile sites, and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, and six02.com). Additionally, this segment includes the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep-shoes.com, and sp24.com.

STORE COUNT

At November 1, 2014, the Company operated 3,474 stores as compared with 3,473 and 3,510 stores at February 1, 2014 and November 2, 2013, respectively. During the thirty-nine weeks ended November 1, 2014, the Company opened 76 stores, remodeled or relocated 229 stores and closed 75 stores.

A total of 73 franchised stores were operating at November 1, 2014, as compared with 73 and 72 stores at February 1, 2014 and November 2, 2013, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

SALES AND OPERATING RESULTS

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and have been open for more than one year. The computation of comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of Runners Point Group were included in the computation of comparable-store sales beginning October 2014.

The following table summarizes results by segment:

(in millions)	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
Sales	2014	2013	2014	2013
Athletic Stores	$1,521	$1,444	$4,646	$4,228
Direct-to-Customers	210	178	594	486
Total sales	$1,731	$1,622	$5,240	$4,714

Operating Results
Athletic Stores (1)	$181	$159	$577	$486
Direct-to-Customers (2)	25	20	67	53
Division profit	206	179	644	539
Less: Corporate expense, net	19	17	59	56
Operating profit	187	162	585	483
Other income (3)	1	—	3	3
Interest expense, net	1	2	3	4
Income before income taxes	$187	$160	$585	$482

(1)	Included in the Athletic Stores segment for the thirty-nine weeks ended November 1, 2014 is a $1 million tradename impairment charge related to the Company’s stores in the Republic of Ireland. Included in the Athletic Stores segment for the thirty-nine weeks ended November 2, 2013 is a $2 million charge recorded in connection with the closure of all CCS stores.
(2)	Included in the Direct-to-Customers segment for the thirty-nine weeks ended November 1, 2014 is a $2 million impairment charge related to the CCS tradename.
(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid and realized gains associated with foreign currency option contracts.

Sales increased by $109 million, or 6.7 percent, to $1,731 million for the thirteen weeks ended November 1, 2014, from $1,622 million for the thirteen weeks ended November 2, 2013. For the thirty-nine weeks ended November 1, 2014, sales of $5,240 million increased 11.2 percent from sales of $4,714 million for the thirty-nine week period ended November 2, 2013. Excluding Runners Point Group, which was acquired during the second quarter of 2013, total sales for the year-to-date period increased 7.8 percent.

Excluding the effect of foreign currency fluctuations, total sales for the thirteen and thirty-nine week periods increased 7.7 percent and 10.9 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 6.9 percent and 7.1 percent for the thirteen weeks and thirty-nine weeks ended November 1, 2014, respectively.

GROSS MARGIN

Gross margin, as a percentage of sales, increased to 33.2 percent for the thirteen weeks ended November 1, 2014 as compared with 33.1 percent in the corresponding prior-year period driven by the occupancy and buyers compensation expense rate, which decreased by 50 basis points reflecting improved leverage of primarily fixed costs. This was partially offset by a 40 basis point increase in the cost of merchandise rate, which reflected the result of the liquidation of CCS merchandise. The liquidation of CCS merchandise negatively affected the gross margin rate by 20 basis points. Further, the merchandise margin rate continued to be negatively affected by lower initial markups driven by vendor and category mix, and lower shipping and handling margin, offset by lower markdowns.

For the thirty-nine weeks ended November 1, 2014, gross margin, as a percentage of sales, increased to 33.3 percent as compared with 32.9 percent in the corresponding prior-year period. The occupancy and buyers compensation expense rate decreased by 70 basis points and was partially offset by a 30 basis point increase in the cost of merchandise rate. The increase in the cost of merchandise rate primarily reflects the continued effect of the factors noted in the paragraph above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
SG&A	$353	$340	$1,051	$969
SG&A, as a percentage of sales	20.4%	21.0%	20.1%	20.6%

Selling, general and administrative expenses (“SG&A”) increased by $13 million, or 3.8 percent, for the thirteen weeks ended November 1, 2014 as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 1, 2014, SG&A increased by $82 million, or 8.5 percent, as compared with the corresponding prior-year period. The SG&A increase for the thirty-nine weeks ended November 1, 2014 is primarily reflective of a full nine months of Runners Point Group expenses as compared with only four months in the prior year.

Excluding the effect of foreign currency fluctuations, SG&A increased by $17 million, or 5.0 percent, and $79 million, or 8.2 percent, for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, as compared with the corresponding prior-year periods.

The SG&A rate improvements reflected continued effective expense management, including store wages, which benefited from the utilization of hiring and scheduling tools, as well as associate training.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased by $1 million for the thirteen weeks ended November 1, 2014 to $34 million, as compared with the corresponding prior-year period of $35 million. The decrease was primarily the result of capital accrual adjustments made during the third quarter of 2014, which reduced depreciation and amortization expense. For the thirty-nine weeks ended November 1, 2014, depreciation and amortization increased by $9 million to $106 million as compared with $97 million for the thirty-nine weeks ended November 2, 2013. The increase in depreciation for the thirty-nine weeks ended November 1, 2014 reflects increased capital spending for store improvements and technology, as well as the addition of Runners Point Group for a full period in the current year as compared with a partial period in the prior year.

INTEREST EXPENSE

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Interest expense	$3	$3	$8	$8
Interest income	(2)	(1)	(5)	(4)
Interest expense, net	$1	$2	$3	$4

Interest income increased by $1 million for both the thirteen and thirty-nine weeks ended November 1, 2014 reflecting income earned on higher cash and cash equivalent balances.

INCOME TAXES

The Company recorded income tax provisions of $67 million and $211 million, which represent effective tax rates of 35.8 percent and 36.1 percent, for the thirteen weeks and thirty-nine weeks ended November 1, 2014, respectively. For the thirteen weeks and thirty-nine weeks ended November 2, 2013, the Company recorded income tax provisions of $56 million and $174 million, which represented effective tax rates of 35.0 percent and 36.1 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Included in the effective tax rate for the thirteen weeks ended November 1, 2014 is a tax reserve release of approximately $1 million due to the expiration of a foreign statute of limitation. Included in the thirteen weeks ended November 2, 2013 were tax reserve releases of $3 million due to foreign tax audit settlements.

The thirty-nine weeks ended November 1, 2014 includes tax benefits of $2 million from reserve releases due to settlements of federal, state, and foreign tax examinations and lapses of foreign statutes of limitation, as compared with the reserve releases of $5 million offset by state tax expense of $1 million as a result of an audit recognized in the corresponding prior-year period. Additionally, for the thirty-nine weeks ended November 2, 2013, in connection with the purchase of Runners Point Group, the Company recorded a discrete item of $1 million representing non-deductible acquisition costs.

The effective tax rate, excluding the reserve releases and other discrete items, for the thirteen weeks and thirty-nine weeks ended November 1, 2014 decreased as compared with the corresponding prior-year periods, due primarily to the effect of full implementation of international tax planning strategies.

The Company currently expects its fourth quarter and full year tax rate to approximate 36.5 percent, excluding the effect of any nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

NET INCOME

For the thirteen weeks ended November 1, 2014, net income increased by $16 million, or 15.4 percent, to $120 million as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 1, 2014, net income increased by $66 million, or 21.4 percent, to $374 million as compared with the corresponding prior-year period. The improved performance represents a 24.8 percent and 19.6 percent flow-through of increased sales to pre-tax income, for the thirteen and thirty-nine week periods ended November 1, 2014, respectively, reflecting leveraging of fixed costs, and controlling operating expenses.

RECONCILIATION OF NON-GAAP MEASURES

The Company provides non-GAAP information to assist investors with the comparison of the Company’s results period over period. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. Presented below are GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

The Company has excluded the following charges and costs to arrive at its non-GAAP results:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Net income, as reported	$120	$104	$374	$308
After-tax adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	1	1	2	4
Impairment of intangibles	—	—	2	—
Foreign tax audit settlements		(3)		(3)
CCS store closure costs	—	—	—	1
Net income, non-GAAP	$121	$102	$378	$310

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013

Diluted EPS, as reported	$0.82	$0.70	$2.55	$2.04
Adjustments to arrive at non-GAAP:
Runners Point Group acquisition and integration costs	0.01	—	0.01	0.02
Impairment of intangibles	—	—	0.02	—
Foreign tax audit settlement	—	(0.02)	—	(0.02)
CCS store closure costs	—	—	—	0.01
Diluted EPS, non-GAAP	$0.83	$0.68	$2.58	$2.05

The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal tax rate to each of the respective items.

For the thirteen and thirty-nine weeks ended November 1, 2014, the Company recorded after-tax expenses of $1 million and $2 million, respectively, for costs associated with the acquisition of Runners Point Group.

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

For the thirteen and thirty-nine weeks ended November 2, 2013, the Company recorded $1 million, after-tax, and $4 million, after-tax, for costs associated with the acquisition of Runners Point Group, respectively. The Company also recorded $1 million, after-tax, or $0.01 per diluted share of costs related to the CCS store closures for the thirty-nine weeks ended November 2, 2013.

During the thirteen weeks ended November 2, 2013, the Company recorded benefits of $3 million or $0.02 per diluted share, to reflect the settlement of a foreign tax audit, which resulted in a reduction in tax reserves established in prior periods.

SEGMENT ANALYSIS

Athletic Stores

Athletic Stores segment sales increased by 5.3 percent to $1,521 million for the thirteen weeks ended November 1, 2014, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased 6.4 percent for the thirteen weeks ended November 1, 2014, as compared with the corresponding prior-year period. Comparable-store sales increased by 5.8 percent.

For the thirty nine-weeks ended November 1, 2014, Athletic Stores segment sales increased by 9.9 percent to $4,646 million as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased 9.7 percent and comparable-store sales increased by 6.1 percent. The results for the year-to-date period of 2014 include incremental sales of $141 million related to the Runners Point Group stores, which were acquired in the second quarter of the prior year. As of October 2014, the sales attributable to Runners Point Group are included in the computation of comparable-store sales.

Excluding Runners Point Group which was included in comparable sales for the month of October only, all divisions within this segment experienced comparable-store sales gains for both the quarter and year-to-date periods, led by domestic Foot Locker, Kids Foot Locker, and Footaction. Champs Sports experienced a slight increase in comparable-store sales for both the quarter and year-to-date periods. This division’s results continued to be negatively affected by a decline in apparel sales and a high number of stores being closed for remodels.

Basketball, lifestyle running, and children’s footwear were strong drivers of sales increases. Sales of basketball footwear were driven by Jordan and key marquee player styles, while lifestyle running shoes from Nike and Adidas had strong results. Additionally, children’s footwear continued to perform well across multiple divisions. Apparel sales were challenging primarily in Foot Locker Europe and Champs Sports, as customers have shifted away from certain lifestyle and licensed apparel programs, which had previously driven strong results.

Lady Foot Locker experienced a comparable-store sales increase for both the thirteen and thirty-nine weeks ended November 1, 2014. The shift into more performance-oriented assortments has been resonating with customers, as both footwear and apparel grew on a comparable-sales basis. Overall sales for Lady Foot Locker for both the quarter and year-to-date periods declined, as compared with the corresponding prior-year periods, primarily reflecting a net decline of 44 stores. The Company continues to test and evaluate merchandise assortments and store layouts focused on athletically active women.

In addition, the Athletic Stores segment continues to benefit from strong banner differentiation, which has created unique store designs and product assortments which have resonated with the customer and enhanced the shopping experience.

Athletic Stores division profit for the thirteen weeks ended November 1, 2014 increased to $181 million, or 11.9 percent, as a percentage of sales, as compared with division profit of $159 million, or 11.0 percent, as a percentage of sales, for the thirteen weeks ended November 2, 2013. For the thirty-nine weeks ended November 1, 2014 division profit increased to $577 million, or 12.4 percent, as a percentage of sales, as compared with division profit of $486 million, or 11.5 percent, as a percentage of sales, for the corresponding prior-year period.

Included in the results of the Athletic Stores segment for the thirty-nine weeks ended November 1, 2014 was a $1 million impairment charge related to the tradename for our stores operating in the Republic of Ireland, reflecting historical and projected underperformance. Included in the corresponding prior-year period of 2013 was a charge of $2 million recorded in connection with the closure of all CCS stores.

Overall, the improvement for both the quarter and year-to-date periods primarily reflected higher sales and effective control over variable expenses, such as store wages.

Direct-to-Customers

Direct-to-Customers sales increased by 18.0 percent to $210 million for the thirteen weeks ended November 1, 2014, as compared with the corresponding prior-year period. Comparable sales increased by 15.5 percent. Sales at each of the U.S. store-banner websites increased significantly, increasing collectively approximately 40 percent.

For the thirty-nine weeks ended November 1, 2014, sales increased by 22.2 percent to $594 million as compared with the corresponding prior-year period. Comparable sales were 15.9 percent. Direct-to-Customers sales included $19 million of incremental sales related to the e-commerce division of Runners Point Group, as the prior-year period included only a partial year. Excluding these sales, increases were primarily the result of continued strong sales performance of the Company’s U.S. store-banner websites.

Sales for both the quarter and year-to-date periods of the current year were led by sales of basketball and lifestyle running footwear.

Direct-to-Customers division profit for the thirteen and thirty-nine weeks ended November 1, 2014 increased by $5 million to $25 million and increased by $14 million to $67 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 11.9 percent and 11.3 percent for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, as compared with 11.2 percent and 10.9 percent for the corresponding prior-year periods. Included in the results of the Direct-to-Customers segment for the thirty-nine weeks ended November 1, 2014 was a $2 million impairment charge related to the CCS tradename, which was triggered by the Company’s decision to transition the skate business to the Eastbay banner.

Gross margin for the Direct-to-Customers segment for both the quarter and year-to-date periods was negatively affected by the liquidation of CCS merchandise and the effects of providing additional free shipping offers. Notwithstanding this, the increase in division profit was the result of strong flow-through of sales to profits. In addition, catalog expenses were lower due to a shift in the timing of certain catalogs to the fourth quarter as compared with the prior year.

Corporate Expense

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $3 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, thus reducing corporate expense. Excluding this change, as compared with the corresponding prior year periods, corporate expense increased by $3 million and $6 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively.

Acquisition and integration costs related to Runners Point Group were $1 million and $2 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. This is compared with the corresponding prior-year periods of $1 million and $4 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

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

From time to time the Company may also seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. As of November 1, 2014, approximately $196 million remained on the Company’s $600 million share repurchase program.

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

Operating Activities

Net cash provided by operating activities was $439 million and $327 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. These amounts reflect net income adjusted for non-cash items, non-cash impairment charges, and working capital changes. The improvement reflects the Company’s earnings strength and working capital improvements, partially offset by a $77 million increase in cash paid for income taxes during the thirty-nine weeks ended November 1, 2014.

Investing Activities

Net cash used in investing activities was $129 million and $221 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The current year reflects $138 million in capital expenditures partially offset by $9 million for the maturities of short-term investments. Capital expenditures in the current year were $19 million lower as compared with the corresponding prior-year period, representing a shift in the timing of projects. The Company’s full year forecast for capital expenditures is $207 million, which includes $172 million related to the remodeling or relocation of existing stores and approximately 88 new store openings, as well as $35 million for the development of information systems, websites, and infrastructure. The prior year included $81 million for the purchase of Runners Point Group, net of cash acquired.

Financing Activities

Net cash used in financing was $240 million and $226 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The Company repurchased 3,547,553 shares of its common stock for $174 million during the thirty-nine weeks ended November 1, 2014, this represents an increase of $7 million as compared to the corresponding prior-year period. During the first three quarters of 2014 and 2013, the Company declared and paid dividends of $96 million and $89 million, respectively. These represent quarterly rates of $0.22 and $0.20 per share for 2014 and 2013, respectively. Additionally, the Company received proceeds of $22 million from the issuance of common stock in connection with employee stock programs for both the thirty-nine weeks ended November 1, 2014 and November 2, 2013. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $11 million and $8 million as a financing activity for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a description of our contractual obligations and other commercial commitments as of February 1, 2014, see our 2013 Annual Report on Form 10-K. During the thirty-nine weeks ended November 1, 2014, there were no material changes outside the ordinary course of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2013 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the thirty-nine weeks ended November 1, 2014 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of November 1, 2014 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended November 1, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, Cortes v. Foot Locker filed in federal court in New York, and McGlothin v. Foot Locker filed in state court in California, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company and plaintiffs have entered into a proposed settlement agreement to resolve the consolidated cases, Hill and Cortes, that is subject to court approval.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff asserted claims for: (a) breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 (ERISA); (b) violation of the statutory provisions governing the content of the Summary Plan Description; (c) violation of the notice provision of Section 204(h) of ERISA; and (d) violation of ERISA’s age discrimination provisions. In September 2009, the court granted the Company's motion to dismiss the Section 204(h) claim and the age discrimination claim. In December 2012, the court granted the Company’s motion for summary judgment on the remaining two claims, dismissing the action. Plaintiff appealed to the U.S. Court of Appeals for the Second Circuit, which issued a Summary Order on February 13, 2014 that affirmed the judgment of the District Court in part, and vacated and remanded in part. In September 2014, the District Court certified the class and reinstated the claim alleging violation. Additionally, the District Court certified a class with respect to Plaintiff’s breach of fiduciary duty claim and also reinstated the claim alleging violation of the statutory provisions governing the content of the Summary Plan Description. The district court thereafter issued a second ruling certifying a class for the Summary Plan Description Claim. The Company is seeking leave to appeal both class certification rulings to the U.S. Court of Appeals for the Second Circuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended November 1, 2014.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
August 3, 2014 through August 30, 2014	3,000	$47.99	3,000	$234,266,856
August 31, 2014 through October 4, 2014	480,000	$56.79	480,000	$207,008,354
October 5, 2014 through November 1, 2014	200,000	$54.51	200,000	$196,107,226
	683,000	$56.08	683,000

(1)	These columns reflect shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2013, the Company’s Board of Directors approved a 3-year, $600 million share repurchase program extending through January 2016.

Item 6. Exhibits
(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: December 10, 2014	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q

AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Exhibit No.
Item 601	Description

†10.1	Amendment, dated November 6, 2014, to Employment Agreement, dated June 25, 2009, by and between Ken C. Hicks and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 3, 2014, filed by the Registrant with the SEC on November 7, 2014).

†10.2	Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated November 3, 2014, filed by the Registrant with the SEC on November 7, 2014).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountants’ Acknowledgement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Independent Registered Public Accounting Firm.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
†	Management contract or compensatory plan or arrangement.

