Form 10-K
period 2015-01-31
FOOT LOCKER INC
filed 2015-03-30
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at March 16, 2015:	139,649,989
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 2, 2014, was approximately:	$5,363,852,719	*

*	For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2015: Parts III and IV.

PART I

Item 1.  Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,423 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 31, 2015. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, N.Y. 10120. The Company intends to promptly disclose amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the Corporate Governance section of the Company’s corporate website.

Information Regarding Business Segments and Geographic Areas

The financial information concerning business segments, divisions, and geographic areas is contained under the “Business Overview” and “Segment Information” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding sales, operating results, and identifiable assets of the Company by business segment and by geographic area is contained under the Segment Information note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

The service marks and trademarks appearing in this report (except for Nike, Inc.) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 14,567 full-time and 30,001 part-time employees at January 31, 2015. The Company considers employee relations to be satisfactory.

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

Our ability to successfully implement and execute our long-range plan is dependent on many factors. Our strategies may require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store designs, competition, product differentiation, and the ability to attract and retain qualified personnel. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet market expectations, particularly with respect to sales, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

The retail athletic footwear and apparel business is highly competitive.

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, discount stores, traditional shoe stores, mass merchandisers, and Internet retailers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, reputation, store location, quality, advertising, price, and customer service. Our success also depends on our ability to differentiate ourselves from our competitors with respect to a quality merchandise assortment and superior customer service. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors, and entry of new competitors or expansion of existing competitors, into our markets could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell merchandise via the Internet, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results. In addition, all of our significant suppliers distribute products directly through the Internet and others may follow. Some of our suppliers currently operate retail stores and some have indicated that they intend to open additional retail stores. Should this continue to occur, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. A substantial portion of our highest margin sales are to young males (ages 12 – 25), many of whom we believe purchase athletic footwear and athletic apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to these customers could have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order most of our athletic footwear four to six months prior to delivery to our stores. If we fail to anticipate accurately either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

A change in the relationship with any of our key suppliers or the unavailability of our key products at competitive prices could affect our financial health.

Our business is dependent to a significant degree upon our ability to obtain exclusive product and the ability to purchase brand-name merchandise at competitive prices from a limited number of suppliers. In addition, our suppliers provide volume discounts, cooperative advertising, and markdown allowances, as well as the ability to negotiate returns of excess or unneeded merchandise. We cannot be certain that such terms with our suppliers will continue in the future.

The Company purchased approximately 89 percent of its merchandise in 2014 from its top five suppliers and expects to continue to obtain a significant percentage of its athletic product from these suppliers in future periods. Approximately 73 percent was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 47 to 84 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions as well as the closure of certain mall anchor tenants.

Several large landlords dominate the ownership of prime malls, particularly in the United States, Canada, and Australia, and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of their financial condition or our relationships with these landlords would negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

We may experience fluctuations in and cyclicality of our comparable-store sales results.

Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, product innovation, the highly competitive retail sales environment, economic conditions, timing of promotional events, changes in our merchandise mix, calendar shifts of holiday periods, supply chain disruptions, and weather conditions. Many of our products represent discretionary purchases. Accordingly, customer demand for these products could decline in a recession or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2014 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as foreign customer preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro may affect the value of our European earnings when translated into U.S. dollars. Similarly our earnings in Canada, Australia, and New Zealand may be affected by the value of currencies when translated into U.S. dollars. Our operating results may be adversely affected by significant changes in these foreign currencies relative to the U.S. dollar. For the most part, our international subsidiaries transact in their functional currency, other than in the U.K., whose inventory purchases are denominated in euro, which could result in foreign currency transaction gains or losses.

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

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit, and lower home prices. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting reductions to their discretionary purchasing behavior. These and other economic factors could adversely affect demand for our products and our financial condition and operating results.

Instability in the financial markets may adversely affect our business.

Any instability in the global financial markets could result in diminished credit availability. Although we currently have a revolving credit agreement in place until January 27, 2017, and other than amounts used for standby letters of credit, do not have any borrowings under it, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities.

We rely on a few key suppliers for a majority of our merchandise purchases (including a significant portion from one key supplier). The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise to us. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 31, 2015, our cash and cash equivalents totaled $967 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of January 31, 2015, we had $537 million of cash and cash equivalents held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 31, 2015, almost all of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $613 million at January 31, 2015. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. As of January 31, 2015, we had $157 million of goodwill; this asset is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our strategic long-range plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill, and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

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

A substantial portion of our cash and investments is invested outside of the United States. As we plan to permanently reinvest our foreign earnings outside the United States, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Recent proposals to reform U.S. tax rules may result in a reduction or elimination of the deferral of U.S. income tax on our foreign earnings, which could adversely affect our effective tax rate. Any of these changes could have an adverse effect on our results of operations and financial condition.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornados may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

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

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, Australia, and New Zealand. If complications arise with any facility or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We may be affected by disruptions in the global transportation network such as a port strike, weather conditions, work stoppages or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges, among and other factors, may increase freight costs and thereby increase our cost of sales. We enter into diesel fuel forward and option contracts to mitigate a portion of the risk associated with the variability caused by these surcharges.

Disruptions, failures or security breaches of our information technology infrastructure or unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center or data leakage of confidential information, either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

Our business involves the storage and transmission of customers’ personal information, such as consumer preferences and credit card information. We invest in security technology to protect the data stored by the Company, as well as our data and business processes, against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

While we believe that our security technology and processes follow leading practices in the prevention of security breaches and the mitigation of cyber security risks, given the ever-increasing abilities of those intent on breaching cyber security measures and given the necessity of our reliance on the security procedures of third-party vendors, the total security effort at any point in time may not be completely effective. Any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, and harm our business. While we carry insurance that would mitigate the losses, such insurance may be insufficient to compensate us for potentially significant losses.

Risks associated with digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, telecommunications failures, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet cyber security risks, risks of system failure or inadequacy, governmental regulation, legal uncertainties with respect to Internet regulatory compliance, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team. Our executive and senior management team have substantial experience and expertise in our business and have made significant contributions to our recent growth and success. Our future performance depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. While we feel that we have adequate succession planning and executive development programs, competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain and attract qualified executives.

Risks associated with attracting and retaining store and field associates.

Many of the store and field associates are in entry level or part-time positions which, historically, have had high rates of turnover. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, overtime regulations, and changing demographics.

We face risks arising from activity by the National Labor Relations Board in the United States.

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly affect the nature of labor relations in the United States and how union elections and contract negotiations are conducted. The National Labor Relations Board’s current definition of a bargaining unit makes it possible for smaller groups of employees to organize labor unions.

Furthermore, recent regulations shorten the election process, significantly reducing the time between the filing of a petition and an election being held. These regulations and recent decisions could impose more labor relations requirements and union activity on our business conducted in the United States, thereby potentially increasing our costs, which could negatively affect our profitability.

Health care reform could adversely affect our business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation and the large number of eligible employees who currently choose not to participate in our plans, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Due to the health care law changes, some eligible employees who had historically not chosen to participate in our health care plans have found it more advantageous to participate in our plans effective January 1, 2015. Such changes include tax penalties to persons for not obtaining health care coverage and being ineligible for certain health care subsidies if an employee is eligible for health care coverage under an employer’s plan. If a larger number of eligible employees, who currently choose not to participate in our plans, choose to enroll over the next few years, it may significantly increase our health care coverage costs and negatively affect our financial results.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively affect our business.

There has been an increasing focus and significant debate on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory, or other efforts in the United States to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on our business.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively impact our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs, such as health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in various litigation matters, including class actions and patent infringement claims, which arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

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

Our continued expansion outside the United States, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

We continue to document, test, and monitor our internal controls over financial reporting in order to satisfy all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however, we cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2014 were approximately 12.73 and 7.48 million square feet, respectively. These properties, which are primarily leased, are located in the United States, Canada, various European countries, Australia, and New Zealand.

The Company currently operates seven distribution centers, of which three are owned and four are leased, occupying an aggregate of 2.9 million square feet. Three distribution centers are located in the United States, three in Germany, and one in the Netherlands. The three locations in Germany relate to the central warehouse distribution centers for the Runners Point Group store locations, as well as a distribution center for its direct-to-customer business. During 2014, we opened a new distribution center in Germany which provides us with increased capacity that will enable us to support the planned growth of both the store and direct-to-customer businesses. This larger distribution center will also allow us to consolidate the other two locations in Germany in 2015.

We also own a cross-dock and manufacturing facility and operate a leased warehouse in the United States, both of which support our Team Edition apparel business.

Item 3.  Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 30, 2015, is set forth below:

Executive Chairman of the Board	Ken C. Hicks
President and Chief Executive Officer	Richard A. Johnson
Executive Vice President — Operations Support	Robert W. McHugh
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President and Chief Human Resources Officer	Paulette R. Alviti
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Information Officer	Peter D. Brown
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Vice President, Treasurer and Investor Relations	John A. Maurer

Ken C. Hicks, age 62, has served as Executive Chairman of the Board since January 31, 2010. He served as President and Chief Executive Officer from August 17, 2009 through November 30, 2014. Mr. Hicks is also a director of Avery Dennison Corporation.

Richard A. Johnson, age 57, has served as President and Chief Executive Officer since December 1, 2014. Mr. Johnson previously served as Executive Vice President and Chief Operating Officer from May 16, 2012 through November 30, 2014. He served as Executive Vice President and Group President from July 2011 to May 15, 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Robert W. McHugh, age 56, has served as Executive Vice President — Operations Support since July 2011. He served as Executive Vice President and Chief Financial Officer from May 2009 to July 2011.

Lauren B. Peters, age 53, has served as Executive Vice President and Chief Financial Officer since July 2011. She served as Senior Vice President — Strategic Planning from April 2002 to July 2011.

Paulette R. Alviti, age 44, has served as Senior Vice President and Chief Human Resources Officer since June 2013. From March 2010 to May 2013, Ms. Alviti served in various roles at PepsiCo, Inc.: SVP and Chief Human Resources Officer Asia, Middle East, Africa (February to May 2013); SVP Global Talent Acquisition and Deployment (July 2012 to February 2013); and SVP — Human Resources (March 2010 to July 2012). From March 2008 to March 2010, she served as VP — Human Resources of The Pepsi Bottling Group, Inc.

Sheilagh M. Clarke, age 55, has served as Senior Vice President, General Counsel and Secretary since June 1, 2014. She previously served as Vice President, Associate General Counsel and Assistant Secretary from May 2007 to May 31, 2014.

Jeffrey L. Berk, age 59, has served as Senior Vice President — Real Estate since February 2000.

Peter D. Brown, age 60, has served as Senior Vice President and Chief Information Officer since February 2011. He served as Senior Vice President, Chief Information Officer and Investor Relations from September 2006 to February 2011.

Giovanna Cipriano, age 45, has served as Senior Vice President and Chief Accounting Officer since May 2009.

John A. Maurer, age 55, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of January 31, 2015, the Company had 15,353 shareholders of record owning 140,864,188 common shares.

The following table provides, for the period indicated, the intra-day high and low sales prices for the Company’s common stock:

	2014		2013
	High	Low	High	Low
1st Quarter	$48.71	$36.65	$35.64	$31.30
2nd Quarter	52.07	46.20	37.70	32.61
3rd Quarter	58.40	47.90	37.85	31.91
4th Quarter	59.19	51.12	41.73	34.09

During each of the quarters of 2014, the Company declared a dividend of $0.22 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 17, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to be paid on May 1, 2015. This dividend represents a 14 percent increase over the Company’s previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased(1)		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
Nov. 2, 2014 – Nov. 29, 2014	1,059,790	(3)	$55.92	1,059,790	$136,841,263
Nov. 30, 2014 – Jan. 3, 2015	862,663		$56.06	861,771	$88,527,414
Jan. 4, 2015 – Jan. 31, 2015	419,584	(3)	$55.67	419,584	$65,167,625
	2,342,037		$55.93	2,341,145
(1)	These columns also reflect shares purchased in connection with stock swaps. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	Through January 31, 2015, 12.3 million shares of common stock were purchased under the previous program, for an aggregate cost of $535 million.
(3)	On November 26, 2014, the Company paid $75 million under an Accelerated Share Repurchase (“ASR”) agreement with a financial institution and received an initial delivery of 1,059,790 shares. The transaction was completed by the end of the fourth quarter with the Company receiving 281,355 additional shares to settle the agreement. The price paid per share was calculated with reference to the average stock price of the Company’s common stock over the term of the ASR agreement.

On February 17, 2015, the Board of Directors approved a new 3-year, $1 billion share repurchase program extending through January 2018, replacing the Company’s previous $600 million program.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell Midcap Index.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Indexed Share Price Performance

$500
$450
$400
$350
$300
$250
$200
$150
$100
$0
1/30/10
1/29/11
1/28/12
2/2/13
2/1/14
1/31/15
Foot Locker, Inc.
S&P 400 Retailing Index
Russell Midcap Index

	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Foot Locker, Inc.	$100.00	$157.40	$234.19	$306.11	$341.90	$471.39
S&P 400 Retailing Index	$100.00	$141.60	$170.80	$209.23	$234.04	$281.84
Russell Midcap Index	$100.00	$129.27	$132.08	$153.77	$185.53	$207.66

Item 6.  Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2014	2013	2012(1)	2011	2010
Summary of Operations
Sales	$7,151	6,505	6,182	5,623	5,049
Gross margin	2,374	2,133	2,034	1,796	1,516
Selling, general and administrative expenses	1,426	1,334	1,294	1,244	1,138
Impairment and other charges	4	2	12	5	10
Depreciation and amortization	139	133	118	110	106
Interest expense, net	5	5	5	6	9
Other income	(9)	(4)	(2)	(4)	(4)
Net income	520	429	397	278	169
Per Common Share Data
Basic earnings	3.61	2.89	2.62	1.81	1.08
Diluted earnings	3.56	2.85	2.58	1.80	1.07
Common stock dividends declared per share	0.88	0.80	0.72	0.66	0.60
Weighted-average Common Shares Outstanding
Basic earnings	143.9	148.4	151.2	153.0	155.7
Diluted earnings	146.0	150.5	154.0	154.4	156.7
Financial Condition
Cash, cash equivalents, and short-term investments	$967	867	928	851	696
Merchandise inventories	1,250	1,220	1,167	1,069	1,059
Property and equipment, net	620	590	490	427	386
Total assets	3,577	3,487	3,367	3,050	2,896
Long-term debt and obligations under capital leases	134	139	133	135	137
Total shareholders’ equity	2,496	2,496	2,377	2,110	2,025
Financial Ratios
Sales per average gross square foot(2)	$490	460	443	406	360
SG&A as a percentage of sales	19.9%	20.5	20.9	22.1	22.5
Earnings before interest and taxes (EBIT)	$814	668	612	441	266
EBIT margin	11.4%	10.3	9.9	7.8	5.3
EBIT margin (non-GAAP)(3)	11.4%	10.4	9.9	7.9	5.4
Net income margin	7.3%	6.6	6.4	4.9	3.3
Net income margin (non-GAAP)(3)	7.3%	6.6	6.2	5.0	3.4
Return on assets (ROA)	14.7%	12.5	12.4	9.4	5.9
Return on invested capital (ROIC)(3)	15.0%	14.1	14.2	11.8	8.3
Net debt capitalization percent(3), (4)	43.4%	42.5	37.2	36.0	39.0
Current ratio	3.5	3.8	3.7	3.8	4.0
Other Data
Capital expenditures	$190	206	163	152	97
Number of stores at year end	3,423	3,473	3,335	3,369	3,426
Total selling square footage at year end (in millions)	7.48	7.47	7.26	7.38	7.54
Total gross square footage at year end (in millions)	12.73	12.71	12.32	12.45	12.64
(1)	2012 represents the 53 weeks ended February 2, 2013.
(2)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in affect for such year. The 2012 amount has been calculated excluding the sales of the 53rd week.
(3)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)	Represents total debt and obligations under capital leases, net of cash, cash equivalents, and short-term investments. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, SIX:02, as well as the retail stores of Runners Point Group, including Runners Point and Sidestep. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., and the direct-to-customer subsidiary of Runners Point Group, which sell to customers through their Internet and mobile sites and catalogs.

The Foot Locker brand is one of the most widely recognized names in the markets in which the Company operates, epitomizing premium quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, such as Lady Foot Locker, and Kids Foot Locker, as well as Footlocker.com, its direct-to-customer business. Through various marketing channels, including broadcast, digital, print, and various sports sponsorships and events, the Company reinforces its image with a consistent message — namely, that it is the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
						(in thousands)
	February 1, 2014	Opened	Closed	January 31, 2015	Relocations/ Remodels	Selling	Gross
Foot Locker US	1,044	11	40	1,015	94	2,494	4,298
Foot Locker Europe	604	13	14	603	40	846	1,839
Foot Locker Canada	128	—	2	126	31	270	422
Foot Locker Asia Pacific	92	3	4	91	4	125	204
Lady Foot Locker/SIX:02	257	8	52	213	51	299	501
Kids Foot Locker	336	28	7	357	25	529	912
Footaction	277	2	7	272	20	789	1,258
Champs Sports	542	11	6	547	50	1,913	2,927
Runners Point	115	5	4	116	4	143	244
Sidestep	78	5	—	83	—	75	129
Total	3,473	86	136	3,423	319	7,483	12,734

Athletic Stores

The Company operates 3,423 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses and their respective taglines:

Foot Locker — “Approved” — Foot Locker is a leading global athletic footwear and apparel retailer, which caters to the sneaker enthusiast — If it’s at Foot Locker, it’s Approved. Its stores offer the latest in athletically-inspired footwear and apparel, manufactured primarily by the leading athletic brands. Foot Locker provides the best selection of premium products for a wide variety of activities, including basketball, running, and training. Additionally, we operate 178 House of Hoops, primarily a shop-in-shop concept, which sells premier basketball-inspired footwear and apparel. Foot Locker’s 1,835 stores are located in 23 countries including 1,015 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 126 in Canada, 603 in Europe, and a combined 91 in Australia and New Zealand. The domestic stores have an average of 2,500 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker —“The Place for Her” — Lady Foot Locker is a leading U.S. retailer of athletic footwear, apparel, and accessories for active women. Its stores carry major athletic footwear, apparel, and accessories brands designed for a variety of activities, including running, walking, training, and fitness. Lady Foot Locker operates 198 stores that are located in the United States and Puerto Rico. These stores have an average of 1,400 selling square feet.

SIX:02 —“It’s Your Time” — SIX:02 is an elevated retail concept designed for her, featuring top brands in fitness apparel, footwear, and accessories for a variety of activities, including running, yoga, strength training, dance, and CrossFit. This banner connects with each local market’s fitness community through gym, studio, and trainer partnerships, and celebrates the time each woman invests in herself. SIX:02 operates 15 stores in the United States and have an average of 2,100 selling square feet.

Kids Foot Locker — “Go Big” — Kids Foot Locker is a children’s athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Its stores feature an environment geared to appeal to both parents and children. Of its 357 stores, 336 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 16 in Europe, and 5 in Canada. These stores have an average of 1,500 selling square feet.

Footaction — “Own It” — Footaction is a national athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style. The primary customer is a style-obsessed, confident, influential young male who is always dressed to impress. Its 272 stores are located throughout the United States and Puerto Rico and focus on authentic, premium product. The Footaction stores have an average of 2,900 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to differentiate itself from other mall-based stores by presenting complete head-to-toe merchandising stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of its 547 stores, 517 are located throughout the United States, Puerto Rico, and the U.S. Virgin Islands and 30 in Canada. The Champs Sports stores have an average of 3,500 selling square feet.

Runners Point — “Your Way, Our Passion” — Runners Point specializes in running footwear, apparel, and equipment for performance and lifestyle purposes. Its 116 stores are located in Germany and Austria. This banner caters to local running communities providing technical products, training tips and access to local running and group events. The Runners Point stores have an average of 1,200 selling square feet.

Sidestep — “Sneaker Lifestyle” — Sidestep is a predominantly sports fashion footwear banner. Its 83 stores are located in Germany, Austria, and the Netherlands. Sidestep caters to a more discerning, fashion consumer. Sidestep stores have an average of 900 selling square feet.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells directly to customers through its Internet and mobile sites and catalogs.

The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, six02.com kidsfootlocker.com, footaction.com, footlocker.ca, footlocker.eu, and champssports.com). Additionally, this segment includes the direct-to-customer subsidiary of Runners Point Group, which operates the websites for runnerspoint.com, sidestep-shoes.com, and sp24.com. These sites offer one of the largest online selections of running sport items in Europe, while providing a seamless link between e-commerce and store banners.

Eastbay — “First Choice For Athletes” — Eastbay is among the largest direct marketers in the United States, providing high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise for a broad range of sports.

Franchise Operations

The Company has two separate ten-year agreements with third parties for the operation of Foot Locker stores located within the Middle East and the Republic of Korea. Additionally, franchised stores located in Germany and Switzerland operate under the Runners Point and Sidestep banners. A total of 78 franchised stores were operating at January 31, 2015, of which 31 are operating in the Middle East, 27 in Germany and Switzerland, and 20 in the Republic of Korea. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is a useful measure to investors because it allows for a more direct comparison of the Company’s performance for 2014 as compared with prior years and is useful in assessing the Company’s progress in achieving its long-term financial objectives. The 2014 and 2013 results represent the 52 weeks ended January 31, 2015 and February 1, 2014, respectively, as compared with the 53 weeks in the 2012 reporting year. The following represents a reconciliation of the non-GAAP measures discussed throughout the Overview of Consolidated Results:

	2014	2013	2012
	(in millions, except per share amounts)
Sales:
Sales	$7,151	$6,505	$6,182
53rd week	—	—	81
Sales excluding 53rd week (non-GAAP)	$7,151	$6,505	$6,101
Pre-tax income:
Income before income taxes	$809	$663	$607
Pre-tax amounts excluded from GAAP:
Runners Point Group integration and acquisition costs	2	6	—
Impairment and other charges	4	2	12
Gain on sale of real estate	(4)	—	—
53rd week	—	—	(22)
Total pre-tax amounts excluded	2	8	(10)
Income before income taxes (non-GAAP)	$811	$671	$597
Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$809	$663	$607
Interest expense, net	5	5	5
EBIT	$814	$668	$612
Income before income taxes (non-GAAP)	$811	$671	$597
Interest expense, net	5	5	5
EBIT (non-GAAP)	$816	$676	$602
EBIT margin%	11.4%	10.3%	9.9%
EBIT margin% (non-GAAP)	11.4%	10.4%	9.9%
After-tax income:
Net income	$520	$429	$397
After-tax amounts excluded from GAAP:
Runners Point Group acquisition and integration costs	2	5	—
Impairment and other charges	3	1	7
Gain on sale of property	(3)	—	—
53rd week	—	—	(14)
Settlement of foreign tax audits	—	(3)	(9)
Canadian tax rate changes	—	—	(1)
Net income (non-GAAP)	$522	$432	$380
Net income margin%	7.3%	6.6%	6.4%
Net income margin% (non-GAAP)	7.3%	6.6%	6.2%
Diluted earnings per share:
Net income	$3.56	$2.85	$2.58
Runners Point Group acquisition and integration costs	0.01	0.03	—
Impairment and other charges	0.02	0.01	0.05
Gain on sale of property	(0.01)	—	—
53rd week	—	—	(0.09)
Settlement of foreign tax audits	—	(0.02)	(0.06)
Canadian tax rate changes	—	—	(0.01)
Net income (non-GAAP)	$3.58	$2.87	$2.47

The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal tax rate to each of the respective items.

During 2013 and 2012, the Company recorded benefits of $3 million and $9 million, or $0.02 per diluted share and $0.06 per diluted share, respectively, to reflect the settlement of foreign tax audits, which resulted in a reduction in tax reserves established in prior periods. Additionally, in 2012, the Company recorded a benefit of $1 million, or $0.01 per diluted share, to reflect the repeal of the last two stages of certain Canadian provincial tax rate changes.

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

The closest U.S. GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA increased to 14.7 percent as compared with 12.5 percent in the prior year reflecting the Company’s overall strong performance in 2014. Our ROIC improvement is due to an increase in our earnings before interest and income taxes, partially offset by an increase in our average invested capital, primarily related to an increase in capitalized operating leases. This reflected the effect of opening larger stores, and resulting additional rent, supporting the various shop-in-shop initiatives.

	2014	2013	2012
ROA (1)	14.7%	12.5%	12.4%
ROIC% (non-GAAP)(2)	15.0%	14.1%	14.2%
(1)	Represents net income of $520 million, $429 million, and $397 million divided by average total assets of $3,532 million, $3,427 million, and $3,209 million for 2014, 2013, and 2012, respectively.
(2)	See below for the calculation of ROIC.

	2014	2013	2012
	(in millions)
EBIT (non-GAAP)	$816	$676	$602
+ Rent expense	635	600	560
- Estimated depreciation on capitalized operating leases(3)	(482)	(443)	(409)
Net operating profit	969	833	753
- Adjusted income tax expense(4)	(347)	(298)	(274)
= Adjusted return after taxes	$622	$535	$479
Average total assets	$3,532	$3,427	$3,209
- Average cash, cash equivalents and short-term investments	(917)	(898)	(890)
- Average non-interest bearing current liabilities	(659)	(630)	(592)
- Average merchandise inventories	(1,235)	(1,194)	(1,118)
+ Average estimated asset base of capitalized operating leases(3)	2,093	1,829	1,552
+ 13-month average merchandise inventories	1,325	1,269	1,200
= Average invested capital	$4,139	$3,803	$3,361
ROIC%	15.0%	14.1%	14.2%
(3)	The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 2.8 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease.
(4)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

Overview of Consolidated Results

The following represents our long-term financial objectives and our progress towards meeting those objectives. The following represents non-GAAP results for all the periods presented. In addition, the 2012 results are shown on a 53-week basis.

	Long-term Objectives	2014	2013	2012
Sales (in millions)	$7,500	$7,151	$6,505	$6,101
Sales per gross square foot	$500	$490	$460	$443
EBIT margin	11.0%	11.4%	10.4%	9.9%
Net income margin	7.0%	7.3%	6.6%	6.2%
ROIC	14.0%	15.0%	14.1%	14.2%

Our results in 2014 were very strong and we achieved three of our long-term objectives. Highlights of our 2014 financial performance include:

•	Sales and comparable-store sales, as noted in the table below, both increased and continued to benefit from exciting assortments and enhanced store formats across our various banners, as well as improved performance of the Company’s store banner.com websites.

	2014	2013	2012
Sales increase	9.9%	6.6%	8.5%
Comparable-store sales increase	8.0%	4.2%	9.4%
•	Sales from Direct-to-Customers segment increased 21.0 percent to $865 million compared with $715 million in 2013 and increased 110 basis points as a percentage of total sales to 12.1 percent. The direct business has been steadily increasing over the last several years led by the growth in the store banners’ e-commerce sales.
•	Gross margin, as a percentage of sales, increased by 40 basis points to 33.2 percent in 2014. The improvement was driven by the occupancy and buyers expense rate, which decreased 70 basis points, reflecting effective leverage on higher sales.
•	SG&A expenses on a non-GAAP basis were 19.9 percent of sales, a decrease of 50 basis points as compared with the prior year, as we carefully managed expenses.
•	Net income on a non-GAAP basis was $522 million, or $3.58 diluted earnings per share, an increase of 24.7 percent from the prior-year period.
•	The Company ended the year in a strong financial position. At year end, the Company had $833 million of cash and cash equivalents, net of debt and obligations under capital leases. Cash and cash equivalents at January 31, 2015 were $967 million, representing an increase of $100 million as compared with last year. This reflects both the execution of various key initiatives noted in the items below and the Company’s strong performance.
•	Cash capital expenditures during 2014 totaled $190 million and were primarily directed to the remodeling or relocation of 319 stores, the build-out of 86 new stores, as well as other technology and infrastructure projects.
•	Dividends totaling $127 million were declared and paid during 2014, returning significant value to our shareholders.
•	A total of 5.9 million shares were repurchased under our 2012 share repurchase program at a cost of $305 million.
•	ROIC increased to 15.0 percent as compared to the prior year result of 14.1 percent, reflecting profitability improvements and a disciplined approach to capital spending.

Summary of Consolidated Statements of Operations

	2014	2013	2012
	(in millions, except per share data)
Sales	$7,151	$6,505	$6,182
Gross margin	2,374	2,133	2,034
Selling, general and administrative expenses	1,426	1,334	1,294
Depreciation and amortization	139	133	118
Interest expense, net	5	5	5
Net income	$520	$429	$397
Diluted earnings per share	$3.56	$2.85	$2.58

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations. Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of Runners Point Group were included in the computation of comparable-store sales beginning October 2014.

Sales of $7,151 million in 2014 increased by 9.9 percent from sales of $6,505 million in 2013, this represented comparable-store sales of 8.0 percent. Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, sales increased 8.5 percent as compared with 2013.

Sales of $6,505 million in 2013 increased by 5.2 percent from sales of $6,182 million in 2012, this represented comparable-store sales of 4.2 percent. Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, sales increased 2.4 percent as compared with the 53 weeks of 2012. Results for 2012 include the effect of the 53rd week, which represented sales of $81 million.

The following represents the percentage of sales from each of the major product categories:

	2014	2013	2012
Footwear sales	79%	77%	76%
Apparel and accessories sales	21%	23%	24%

Gross Margin

	2014	2013	2012
Gross margin rate	33.2%	32.8%	32.9%
Change in the gross margin rate is comprised of:	2014 vs. 2013	2013 vs. 2012
Occupancy and buyers’ compensation	0.7	—
Merchandise margin	(0.3)	(0.1)
Increase (decrease) in gross margin rate	0.4%	(0.1)%

The decrease in the occupancy and buyers’ compensation rate reflects improved leverage of primarily fixed costs. Merchandise margin declined by 30 basis points as the cost of merchandise increased in 2014 as compared with 2013. This primarily reflects the effect of lower initial markups driven by supplier and category mix, and lower shipping and handling margin, partially offset by lower markdowns.

The decline in the gross margin rate in 2013 as compared to 2012 primarily reflects the effect of lower initial markups. Excluding the effect of the 53rd week in 2012, the gross margin rate in 2013 was flat as compared with 2012.

Selling, General and Administrative Expenses (SG&A)

	2014	2013	2012
	(in millions)
SG&A	$1,426	$1,334	$1,294
$ Change	$92	$40
% Change	6.9%	3.1%
SG&A as a percentage of sales	19.9%	20.5%	20.9%

Excluding the effect of foreign currency fluctuations, SG&A increased by $101 million for 2014 as compared with 2013. Runners Point Group, which was acquired in early July 2013, represented an incremental $39 million in expenses in 2014. Additionally, the Company incurred $2 million in integration costs during 2014. Excluding these items, the increase was driven by higher variable expenses to support sales, such as store wages and banking expenses. As a percentage of sales, SG&A improved 60 basis points representing improved leverage on our sales increase. This improvement reflected continued effective expense management, including store wages, which benefitted from the utilization of hiring and scheduling tools, as well as enhanced associate training.

Excluding the effect of foreign currency fluctuations, SG&A increased by $34 million for 2013 as compared with 2012. Runners Point Group represented an incremental $45 million in expenses. Additionally, the Company incurred $6 million in integration and acquisition costs during 2013. Excluding foreign currency fluctuations, the effect of the acquisition, and the effect of the 53rd week in 2012, SG&A decreased by $4 million. The decrease reflects effective expense management, specifically variable costs.

Depreciation and Amortization

	2014	2013	2012
	(in millions)
Depreciation and Amortization	$139	$133	$118
% Change	4.5%	12.7%	7.3%

The increases in both 2014 and 2013 reflect increased capital spending on store improvements and technology. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased $7 million in 2014. The 2014 amount included $2 million of capital accrual adjustments made during the third quarter of 2014 which reduced depreciation and amortization. The change in 2013 as compared with 2012 also included $6 million of Runners Point Group expense.

Interest Expense, Net

	2014	2013	2012
	(in millions)
Interest expense	$11	$11	$11
Interest income	(6)	(6)	(6)
Interest expense, net	$5	$5	$5
Weighted-average interest rate (excluding fees)	7.2%	7.1%	7.6%

Net interest expense in 2014 was essentially unchanged from 2013 and 2012. The Company did not have any short-term borrowings, other than amounts outstanding in connection with capital leases, for any of the periods presented.

Income Taxes

The effective tax rate for 2014 was 35.7 percent, as compared with 35.3 percent in 2013. The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.

As a result, the reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The effective tax rate for 2014 includes reserve releases totaling $5 million due to audit settlements and lapses of statutes of limitations.

Excluding the reserve releases in 2014 and in 2013, the effective tax rate for 2014 increased slightly as compared with 2013 primarily due to the higher proportion of income earned in higher tax jurisdictions in 2014.

The effective tax rate for 2013 was 35.3 percent, as compared with 34.6 percent in 2012. The effective tax rate for 2013 includes reserve releases totaling $6 million due to audit settlements and lapses of statutes of limitations. Additionally, in connection with the purchase of Runners Point Group, the Company recorded a tax expense of $1 million related to non-deductible acquisition costs. Excluding these items as well as the reserve releases in 2012, the effective tax rate for 2013 decreased as compared with 2012 primarily due to the effect of full implementation of international tax planning initiatives in 2013.

Segment Information

The Company’s two reportable segments, Athletic Stores and Direct-to-Customers, are based on its method of internal reporting. The Company evaluates performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

	2014	2013	2012
	(in millions)
Sales
Athletic Stores	$6,286	$5,790	$5,568
Direct-to-Customers	865	715	614
	$7,151	$6,505	$6,182
Operating Results
Athletic Stores(1)	$777	$656	$653
Direct-to-Customers(2)	109	84	65
Division profit	886	740	718
Less: Corporate expense (3)	81	76	108
Operating profit	805	664	610
Other income(4)	9	4	2
Earnings before interest expense and income taxes	814	668	612
Interest expense, net	5	5	5
Income before income taxes	$809	$663	$607
(1)	Included in the results for 2014, 2013, and 2012 are impairment and other charges of $2 million, $2 million, and $5 million, respectively. The 2014 amount reflected impairment charges to fully write-down the value of certain trademarks. The 2013 and 2012 amounts were incurred in connection with the closure of CCS stores.
(2)	Included in the results for 2014 and 2012 are non-cash impairment charges of $2 million and $7 million, respectively, related to the CCS trademarks.
(3)	Corporate expense for 2014 and 2013 reflected the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $4 million and $27 million for 2014 and 2013, respectively, thereby reducing corporate expense.
(4)	Other income includes non-operating items such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, realized gains associated with foreign currency option contracts and property sales. The increase in 2014 as compared with 2013 primarily reflects a $4 million gain on sale of real estate.

Athletic Stores

	2014	2013	2012
	(in millions)
Sales	$6,286	$5,790	$5,568
$ Change	$496	$222
% Change	8.6%	4.0%
Division profit	$777	$656	$653
Division profit margin	12.4%	11.3%	11.7%

2014 compared with 2013

Excluding the effect of foreign currency fluctuations, primarily related to the euro and Canadian dollar, sales from the Athletic Stores segment increased 9.4 percent. Comparable-store sales increased by 6.7 percent. This segment includes $133 million of incremental sales related to the Runners Point stores, which were acquired in early July 2013. Excluding the sales of the Runners Point stores, the comparable-store gain was primarily driven by Kids Foot Locker, Foot Locker U.S., Footaction, and Foot Locker Europe. While Lady Foot Locker’s overall sales declined in 2014, the banner experienced a comparable-store gain for the year. The shift into more performance oriented assortments has been resonating with customers, as both footwear and apparel grew on a comparable-store basis. The overall Lady Foot Locker sales decrease primarily reflects a net decline of 44 stores.

Basketball, running, and children’s footwear were strong drivers of sales increases. Sales of basketball footwear were driven by Jordan and key marquee player styles, while running shoes from Nike and Adidas had strong results. Additionally, children’s footwear continued to perform well across multiple divisions. Apparel sales were challenging primarily in Foot Locker Europe and Champs Sports, as customers have shifted away from certain lifestyle and licensed apparel programs, which had previously driven strong results. This segment continues to benefit from strong banner differentiation, which has created unique store designs and product assortments which have resonated with customers and enhanced the shopping experience.

Included in the 2014 division profit was a $1 million impairment charge related to the write-down of a tradename for our stores operating in the Republic of Ireland, reflecting historical and projected underperformance, and a $1 million charge to fully write down the value of a private-label brand acquired as part of the Runners Point Group acquisition, as a result of exiting the product line. The overall improvement primarily reflected higher sales, an improved gross margin rate, and effective control over variable expenses, such as store wages.

2013 compared with 2012

Excluding the effect of foreign currency fluctuations, primarily related to the euro, sales from the Athletic Stores segment increased by 3.7 percent in 2013. Comparable-store sales increased by 3.0 percent. The Athletic Stores segment included $146 million of sales related to the Runners Point stores. Excluding the sales of the Runners Point stores, the increase was primarily driven by Kids Foot Locker, Foot Locker Europe, and Foot Locker U.S. Kids Foot Locker and Foot Locker Europe increased their store count during 2013 by 31 and 14 stores, respectively. The increase in these banners was partially offset by sales declines in Lady Foot Locker, Footaction, and Champs Sports. Lady Foot Locker’s sales declined in 2013 as management closed underperforming stores and redefined the product offerings. Lady Foot Locker’s store count declined by 46 stores during 2013. On a comparable-store sales basis, Footaction reported a modest increase for 2013. Comparable-store sales for Champs Sports were negatively affected, in part, by the level of store remodel projects, which require temporary store closure during remodel.

Within the Athletic Stores segment, footwear was the biggest driver, led by our children’s category, which had strong gains across all banners. Footwear sales increased in our largest category, basketball, which benefited from key marquee player shoes. The segment is also benefiting from the continued expansion of the shop-in-shop partnerships with our various suppliers.

Athletic Stores reported a division profit of $656 million in 2013 as compared with $653 million in 2012, an increase of $3 million. Included in the 2013 results are costs of $2 million associated with the closure of the CCS stores. While the results of the Runners Point stores were accretive during the period, it was not significant.

Additionally, the 2013 results reflect the reallocation of corporate expense to this segment. Excluding these items, division profit margin for 2013 would have been essentially unchanged.

Direct-to-Customers

	2014	2013	2012
	(in millions)
Sales	$865	$715	$614
$ Change	$150	$101
% Change	21%	16%
Division profit	$109	$84	$65
Division profit margin	12.6%	11.7%	10.6%

2014 compared with 2013

Comparable sales increased 17.8 percent from the prior year, led by basketball and running footwear. The Direct-to-Customers segment includes $18 million of incremental sales related to the e-commerce division of Runners Point Group, which the Company acquired during the second quarter of 2013. Excluding these sales, the increase was primarily a result of continued strong sales performance related to the Company’s store-banner websites both in the U.S. and in Europe, as well as increased Eastbay sales. Of the total increase, sales from our U.S. store-banner websites comprised the majority of the increase, reflecting the continued success of several initiatives, including improving the connectivity of the store banners to the e-commerce sites, enhancements to the mobile e-commerce sites, investments in technology to improve the shopping experience, and investments in making the sites more engaging. These increases were offset, in part, by a decline in the CCS business, which was transitioned to the Eastbay banner during the third quarter of 2014.

Division profit increased by $25 million as compared to 2013, representing a division profit margin improvement of 90 basis points. The 2014 results include a $2 million impairment charge related to the CCS business which was triggered by the Company’s decision to transition the skate business to the Eastbay banner. Gross margin was negatively affected by the liquidation of the CCS merchandise and the effects of providing additional free shipping offers. Notwithstanding this, the increase in division profit was the result of strong flow-through of sales to profit and good expense management.

2013 compared with 2012

Comparable sales increased 14.8 percent from the prior year. The Direct-to-Customers segment included $18 million of sales related to the e-commerce division of Runners Point Group. Excluding these sales, the increase was primarily a result of continued strong sales performance related to the Company’s store-banner websites, as well as increased Eastbay sales. Of the total increase, sales from our store-banner websites comprised approximately three quarters of the increase reflecting success of several e-commerce initiatives. These increases were offset, in part, by a further decline in the CCS business.

The Direct-to-Customers business generated division profit of $84 million in 2013, as compared with $65 million in 2012. The 2013 results reflect the reallocation of corporate expense. Excluding this change, division profit margin would have been 12.3 percent. During 2012, an impairment charge of $7 million was recorded to write down CCS intangible assets. Excluding these items, division profit increased by $17 million. The effect of the Runners Point Group acquisition was not significant to this segment’s 2013 division profit.

Corporate Expense

	2014	2013	2012
	(in millions)
Corporate expense	$81	$76	$108
$ Change	$5	$(32)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $13 million, $12 million, and $13 million in 2014, 2013, and 2012, respectively.

Corporate expense increased by $5 million in 2014, as compared with 2013. This increase is primarily related to incentive compensation and legal costs, which increased $8 million and $2 million, respectively. Additionally, depreciation and amortization included in corporate expense increased by $1 million. These increases were partially offset by the annual adjustment to the allocation of corporate expense to the operating divisions, which reduced corporate expense by $4 million. In addition, acquisition and integration costs related to Runners Point Group were $4 million less in the current year.

Corporate expense decreased by $32 million to $76 million in 2013, as compared with 2012. The allocation of corporate expenses to the operating divisions was increased thereby reducing corporate expense by $27 million for 2013. In addition, incentive compensation decreased by $11 million and legal expenses, which in 2012 included a litigation charge, decreased by $4 million. Additionally, depreciation and amortization expense decreased by $1 million. These decreases were partially offset by $6 million of costs related to the Company’s acquisition and integration of Runners Point Group, as well as an increase of $5 million for share-based compensation expense.

Liquidity and Capital Resources

Liquidity

The Company’s primary source of liquidity has been cash flow from earnings, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of its short-term and long-term operating strategies. The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

As of January 31, 2015, the Company had $537 million of cash and cash equivalents held in foreign jurisdictions. Because we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries. Depending on the source, amount, and timing of a repatriation, some tax may be payable. The Company believes that its cash invested domestically and future domestic cash flows are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of January 31, 2015, approximately $65 million was remaining on the share repurchase program. On February 17, 2015, the Board of Directors approved a new 3-year, $1 billion share repurchase program extending through January 2018, replacing the Company’s previous $600 million program.

Also on February 17, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share to be paid on May 1, 2015. This dividend represents a 14 percent increase over the Company’s previous quarterly per share amount.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of the Company’s merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, the Company’s reliance on a few key suppliers for a significant portion of its merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect the ability of the Company to continue to fund its needs from business operations.

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key suppliers. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key suppliers. In 2014 and 2013, the Company purchased approximately 89 percent and 88 percent, respectively, of its merchandise from its top five suppliers and expects to continue to obtain a significant percentage of its athletic product from these suppliers in future periods. Approximately 73 percent in 2014 and 68 percent in 2013 was purchased from one supplier — Nike, Inc.

The Company’s 2015 planned capital expenditures and lease acquisition costs are approximately $220 million. Planned capital expenditures are $218 million and planned lease acquisition costs related to the Company’s operations in Europe are $2 million. The Company’s planned capital expenditures include $176 million related to remodeling and expansion of existing stores and the planned opening of approximately 100 new stores primarily related to Kids Foot Locker, European expansion, and SIX:02. Additionally, the planned spending includes $42 million for the development of information systems and infrastructure, including a new e-commerce order management system, point of sale device enhancements, and further rollout of our merchandise allocation system. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

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

The following table presents a reconciliation of the Company’s net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$712	$530	$416
Capital expenditures	(190)	(206)	(163)
Free cash flow (non-GAAP)	$522	$324	$253

Operating Activities

	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$712	$530	$416
$ Change	$182	$114

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, deferred income taxes, share-based compensation expense and related tax benefits. The improvement in 2014 represented the Company’s earnings strength and working capital improvements. During 2014, the Company contributed $6 million to its Canadian qualified pension plans as compared with $2 million contributed in 2013. Cash paid for income taxes was $251 million for 2014 as compared with $175 million for 2013.

The improvement in 2013 as compared with 2012 also reflected the Company’s earnings strength. During 2012, the Company contributed $25 million and $1 million to its U.S. and Canadian qualified pension plans, respectively. Cash paid for income taxes was $175 million for 2013 as compared with $230 million for 2012.

Investing Activities

	2014	2013	2012
	(in millions)
Net cash used in investing activities	$176	$248	$212
$ Change	$(72)	$36

Capital expenditures in 2014 were $190 million, primarily related to the remodeling of 319 stores, the build-out of 86 new stores, and various corporate technology upgrades. This represented a decrease of $16 million as compared with the prior year, as the timing of certain projects shifted to later in the current year. During 2014, the Company sold real estate for proceeds of $5 million and recorded a gain on sale of $4 million. During 2014, maturities of short-term investments totaled $9 million. This compares with net sales and maturities of $37 million of short-term investments during 2013.

During 2013, the Company completed its purchase of Runners Point Group for $81 million, net of cash acquired. Capital expenditures in 2013 were $206 million, primarily related to the remodeling of 320 stores, the build-out of 84 new stores, and various corporate technology upgrades. This represented an increase of $43 million as compared with 2012. Net sales and maturities of short-term investments were $37 million during 2013, as compared with net purchases of $49 million during 2012.

Financing Activities

	2014	2013	2012
	(in millions)
Net cash used in financing activities	$401	$309	$181
$ Change	$92	$128

Cash used in financing activities consists primarily of the Company’s return to shareholders initiatives, including its share repurchase program and cash dividend payments, as follows:

	2014	2013	2012
	(in millions)
Share repurchases	$305	$229	$129
Dividends paid on common stock	127	118	109
Total returned to shareholders	$432	$347	238

During 2014, 2013, and 2012, the Company repurchased 5,888,698 shares, 6,424,286 shares, and 4,000,161 shares of its common stock under its share repurchase programs. Additionally, the Company declared and paid dividends representing a quarterly rate of $0.22, $0.20 and $0.18 per share in 2014, 2013, and 2012, respectively.

Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $22 million, $30 million, and $48 million for 2014, 2013, and 2012, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $12 million, $9 million, and $11 million for 2014, 2013, and 2012, respectively.

The activity during 2014 also reflected payments on capital lease obligations of $3 million, as compared with $1 million during 2013. These obligations were recorded in connection with the acquisition of the Runners Point Group.

Capital Structure

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

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management currently does not expect to borrow under the facility in 2015, other than amounts used to support standby letters of credit.

Credit Rating

As of March 30, 2015, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated the Company’s senior unsecured notes Ba2.

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

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2014	2013
	(in millions)
Long-term debt and obligations under capital leases	$134	$139
Present value of operating leases	2,745	2,571
Total debt including the present value of operating leases	2,879	2,710
Less:
Cash and cash equivalents	967	858
Short-term investments	—	9
Total net debt including the present value of operating leases	1,912	1,843
Shareholders’ equity	2,496	2,496
Total capitalization	$4,408	$4,339
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of
operating leases (non-GAAP)	43.4%	42.5%

The Company’s cash, cash equivalents, and short-term investments increased by $100 million during 2014, which was the result of strong cash flow generation from operating activities. Including the present value of operating leases, the Company’s net debt capitalization percent increased 90 basis points in 2014. The change in total debt including the present value of the operating leases, as compared with the prior-year period, primarily reflects the effect of lease renewals, partially offset by foreign exchange fluctuations.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 31, 2015:

		Payments Due by Fiscal Period
	Total	2015	2016 – 2017	2018 – 2019	2020 and Beyond
	(in millions)
Long-term debt(1)	$195	$11	$22	$22	$140
Operating leases(2)	3,426	567	969	726	1,164
Capital leases	4	2	2	—	—
Other long-term liabilities(3)	—	—	—	—	—
Total contractual cash obligations	$3,625	$580	$993	$748	$1,304
Other Commercial Commitments
Purchase commitments(4)	2,238	2,238	—	—	—
Other(5)	24	15	9	—	—
Total commercial commitments	$2,262	$2,253	$9	$—	$—
(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $12 million. Additional information is included in the Long-Term Debt and Obligations Under Capital Leases note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 20 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at January 31, 2015 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. Other than this liability, other amounts (including the Company’s unrecognized tax benefits of $38 million, as well as penalties and interest of $2 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(4)	Represents open purchase orders, as well as other commitments for merchandise purchases, at January 31, 2015. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences.
(5)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

The majority the Company’s contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of January 31, 2015 are described in the table under Contractual Obligations and Commitments above and with additional information in the Leases note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities. Our policy prohibits the use of derivatives for which there is no underlying exposure.

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

Critical Accounting Policies

Management’s responsibility for integrity and objectivity in the preparation and presentation of the financial statements requires diligent application of appropriate accounting policies. Generally, the Company’s accounting policies and methods are those specifically required by U.S. generally accepted accounting principles. Included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the Company’s most significant accounting policies. In some cases, management is required to calculate amounts based on estimates for matters that are inherently uncertain. The Company believes the following to be the most critical of those accounting policies that necessitate subjective judgments.

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

Significant judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. The Company provides reserves based on current selling prices when the inventory has not been marked down to market. The failure to take permanent markdowns on a timely basis may result in an overstatement of cost under the retail inventory method. The decision to take permanent markdowns includes many factors, including the current retail environment, inventory levels, and the age of the item. Management believes this method and its related assumptions, which have been consistently applied, to be reasonable.

Impairment of Long-Lived Assets, Goodwill and Other Intangibles

The Company performs an impairment review when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s strategic long-range plans, in performing an impairment review. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

The Company reviews goodwill for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary. In performing the qualitative assessment, management considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed using a two-step test. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value.

In 2014, the Company elected to perform its review of goodwill using the two-step impairment test approach. The Company used a combination of a discounted cash flow approach and market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company has evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable and are consistent with prior valuations. The fair value of all the reporting units substantially exceeded their carrying values.

Owned trademarks and tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values of purchased intangible assets are estimated and compared to their carrying values. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. During 2014, impairment charges totaled $4 million.

Share-Based Compensation

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions, listed below, can materially affect the fair value of the options.

Risk-free Interest Rate — The risk-free interest rate is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Volatility — The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would cause a 1 percent change to the fair value.

Expected Term — The expected term of options granted is estimated using historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 7 to 8 percent depending on if the change was an increase or decrease to the expected term.

Dividend Yield — The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 5 percent.

Share-based compensation expense is recorded for those awards expected to vest using an estimated forfeiture rate based on the Company’s historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Pension and Postretirement Liabilities

Management reviews all assumptions used to determine its obligations for pension and postretirement liabilities annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. The assumptions used are:

Long-Term Rate of Return — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2014 pension expense was 6.25 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2014 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of its inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2014 benefit obligations related to the Company’s pension and postretirement plans were 3.43 percent and 3.40 percent, respectively.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at January 31, 2015 by approximately $35 million and $38 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $2 million. Such a decrease would not have significantly changed 2014 pension expense or postretirement income.

Trend Rate — The Company maintains two postretirement medical plans, one covering certain executive officers and key employees of the Company (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $4 million and $3 million, depending on if the change was an increase or decrease, respectively. With respect to the postretirement medical plan covering all other associates, there is limited risk to the Company for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

Mortality Assumptions — In 2014, the Company changed the mortality table used to calculate the present value of pension and postretirement plan liabilities, excluding the SERP Medical Plan. We previously used the RP 2000 mortality table projected with scale AA to 2019 for males and to 2013 for females. In 2014, we used the RP 2000 mortality table with generational projection using scale AA for both males and females. This mortality table was chosen after considering alternative tables including the RP-2014 table. We chose the RP 2000 table because it resulted in the closest match to the Company’s actual experience. For the SERP Medical Plan, the mortality assumption was updated to the RP 2014 table with generational projection using MP 2014. These changes did not significantly affect the Company’s total obligations.

The Company expects to record postretirement income of approximately $1 million and pension expense of approximately $16 million in 2015.

Income Taxes

In accordance with U.S. GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s strategic long-range plans. A one percent change in the Company’s overall statutory tax rate for 2014 would have resulted in a $5 million change in the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2015 effective tax rate to approximate 36.5 percent, excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending primarily on the level and mix of income earned in the United States as compared with its international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the year ended January 31, 2015 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key suppliers for a majority of its merchandise purchases (including a significant portion from one key supplier), pandemics and similar major health concerns, unseasonable weather, deterioration of global financial markets, economic conditions worldwide, deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with global product sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company for the years ended January 31, 2015, February 1, 2014, and February 2, 2013 are included as part of this Report:

•	Consolidated Statements of Operations for the Fiscal Years January 31, 2015, February 1, 2014, and February 2, 2013.
•	Consolidated Statements of Comprehensive Income for the Fiscal Years January 31, 2015, February 1, 2014, and February 2, 2013.
•	Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014.
•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years January 31, 2015, February 1, 2014, and February 2, 2013.
•	Consolidated Statements of Cash Flows for the Fiscal Years January 31, 2015, February 1, 2014, and February 2, 2013.
•	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 30, 2015

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2014	2013	2012
	(in millions, except per share amounts)
Sales	$7,151	$6,505	$6,182
Cost of sales	4,777	4,372	4,148
Selling, general and administrative expenses	1,426	1,334	1,294
Depreciation and amortization	139	133	118
Impairment and other charges	4	2	12
Interest expense, net	5	5	5
Other income	(9)	(4)	(2)
	6,342	5,842	5,575
Income before income taxes	809	663	607
Income tax expense	289	234	210
Net income	$520	$429	$397
Basic earnings per share	$3.61	$2.89	$2.62
Weighted-average shares outstanding	143.9	148.4	151.2
Diluted earnings per share	$3.56	$2.85	$2.58
Weighted-average shares outstanding, assuming dilution	146.0	150.5	154.0

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
	(in millions)
Net income	$520	$429	$397
Other comprehensive income, net of income tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(132)	(25)	19
Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	(5)	4
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $(7), $2, and $1 million, respectively	(8)	6	1
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $4, $5, and $5 million, respectively	8	9	8
Available for sale securities:
Unrealized gain on available-for-sale securities	—	—	1
Comprehensive income	$387	$414	$430

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED BALANCE SHEETS

	2014	2013
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$967	$858
Short-term investments	—	9
Merchandise inventories	1,250	1,220
Other current assets	239	263
	2,456	2,350
Property and equipment, net	620	590
Deferred taxes	221	241
Goodwill	157	163
Other intangible assets, net	49	67
Other assets	74	76
	$3,577	$3,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$301	$263
Accrued and other liabilities	393	360
Current portion of capital lease obligations	2	3
	696	626
Long-term debt and obligations under capital leases	132	136
Other liabilities	253	229
Total liabilities	1,081	991
Shareholders’ equity	2,496	2,496
	$3,577	$3,487

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Balance at January 28, 2012	164,460	$779	(12,841)	$(253)	$1,788	$(204)	$2,110
Restricted stock issued	99	—	—	—			—
Issued under director and stock plans	2,350	46	—	—			46
Share-based compensation expense	—	20	—	—			20
Total tax benefit from exercise of options	—	11	—				11
Shares of common stock used to satisfy tax withholding obligations	—		(214)	(7)			(7)
Acquired in exchange of stock options	—	—	(2)	—			—
Share repurchases	—	—	(4,000)	(129)			(129)
Reissued – employee stock purchase plan	—	—	218	5			5
Net income					397		397
Cash dividends declared on common stock ($0.72 per share)					(109)		(109)
Translation adjustment, net of tax						19	19
Change in cash flow hedges, net of tax						4	4
Pension and postretirement adjustments, net of tax						9	9
Unrealized gain on available-for-sale securities, with no tax						1	1
Balance at February 2, 2013	166,909	$856	(16,839)	$(384)	$2,076	$(171)	$2,377
Restricted stock issued	665	—	—	—			—
Issued under director and stock plans	1,465	31	—	—			31
Share-based compensation expense	—	25	—	—			25
Total tax benefit from exercise of options	—	9					9
Forfeitures of restricted stock	—	—	(2)
Shares of common stock used to satisfy tax withholding obligations	—	—	(479)	(16)			(16)
Acquired in exchange of stock options	—	—	(1)	—			—
Share repurchases	—	—	(6,424)	(229)			(229)
Reissued – employee stock purchase plan	—	—	133	3			3
Net income					429		429
Cash dividends declared on common stock ($0.80 per share)					(118)		(118)
Translation adjustment, net of tax						(25)	(25)
Change in cash flow hedges, net of tax						(5)	(5)
Pension and postretirement adjustments, net of tax						15	15
Balance at February 1, 2014	169,039	$921	(23,612)	$(626)	$2,387	$(186)	$2,496
Restricted stock issued	578	—	—	—			—
Issued under director and stock plans	912	22	—	—			22
Share-based compensation expense	—	24	—	—			24
Total tax benefit from exercise of options	—	12					12
Shares of common stock used to satisfy tax withholding obligations	—	—	(324)	(16)			(16)
Share repurchases	—	—	(5,889)	(305)			(305)
Reissued – employee stock purchase plan	—	—	160	3			3
Net income					520		520
Cash dividends declared on common stock ($0.88 per share)					(127)		(127)
Translation adjustment, net of tax						(132)	(132)
Change in cash flow hedges, net of tax						(1)	(1)
Balance at January 31, 2015	170,529	$979	(29,665)	$(944)	$2,780	$(319)	$2,496

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
	(in millions)
From Operating Activities
Net income	$520	$429	$397
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	4	—	12
Depreciation and amortization	139	133	118
Deferred tax provision	20	19	20
Share-based compensation expense	24	25	20
Excess tax benefits on share-based compensation	(12)	(8)	(9)
Gain on sale of real estate	(4)	—	—
Qualified pension plan contributions	(6)	(2)	(26)
Change in assets and liabilities:
Merchandise inventories	(81)	(20)	(91)
Accounts payable	51	(48)	57
Accrued and other liabilities	33	(10)	(4)
Income tax receivables and payables	—	38	(34)
Other, net	24	(26)	(44)
Net cash provided by operating activities	712	530	416
From Investing Activities
Gain from lease terminations	—	2	—
Proceeds from sale of real estate	5	—	—
Purchases of short-term investments	—	(23)	(88)
Sales and maturities of short-term investments	9	60	39
Purchase of business, net of cash acquired	—	(81)	—
Capital expenditures	(190)	(206)	(163)
Net cash used in investing activities	(176)	(248)	(212)
From Financing Activities
Purchase of treasury shares	(305)	(229)	(129)
Dividends paid on common stock	(127)	(118)	(109)
Issuance of common stock	17	27	43
Treasury stock reissued under employee stock plan	5	3	5
Excess tax benefits on share-based compensation	12	9	11
Reduction in long-term debt and obligations under capital leases	(3)	(1)	(2)
Net cash used in financing activities	(401)	(309)	(181)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	(26)	5	6
Net Change in Cash and Cash Equivalents	109	(22)	29
Cash and Cash Equivalents at Beginning of Year	858	880	851
Cash and Cash Equivalents at End of Year	$967	$858	$880
Cash Paid During the Year:
Interest	$11	$11	$11
Income taxes	$251	$175	$230

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2014 represents the 52 weeks ending January 31, 2015. Fiscal years 2013 and 2012 represent the 52 week period ending February 1, 2014, and the 53 week period ending February 2, 2013, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months, the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and unredeemed gift cards are recorded as a current liability. Gift card breakage was $5 million for 2014, $4 million for 2013, and $3 million for 2012.

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2014	2013	2012
	(in millions)
Advertising expenses	$125	$124	$132
Cooperative advertising reimbursements	(21)	(22)	(25)
Net advertising expense	$104	$102	$107

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs totaled $3 million for both January 31, 2015 and February 1, 2014.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2014	2013	2012
	(in millions)
Catalog costs	$32	$36	$45
Cooperative reimbursements	(7)	(5)	(6)
Net catalog expense	$25	$31	$39

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

The computation of basic and diluted earnings per share is as follows:

	2014	2013	2012
	(in millions, except per share data)
Net Income	$520	$429	$397
Weighted-average common shares outstanding	143.9	148.4	151.2
Basic earnings per share	$3.61	$2.89	$2.62
Weighted-average common shares outstanding	143.9	148.4	151.2
Dilutive effect of potential common shares	2.1	2.1	2.8
Weighted-average common shares outstanding assuming dilution	146.0	150.5	154.0
Diluted earnings per share	$3.56	$2.85	$2.58

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 0.6 million, 1.0 million, and 0.8 million shares of common stock at January 31, 2015, February 1, 2014, and February 2, 2013, respectively, were not included in the computations primarily because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Contingently issuable shares of 0.3 million, 0.2 million, and 0.1 million at January 31, 2015, February 1, 2014, and February 2, 2013, respectively, have not been included as the vesting conditions have not been satisfied.

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

Cash and Cash Equivalents

Cash equivalents at January 31, 2015 and February 1, 2014 were $930 million and $819 million, respectively. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of January 31, 2015, the Company held $6 million of available-for-sale securities, which represented the Company’s auction rate security. See Note 19, Fair Value Measurements, for further discussion of these investments.

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

Cost of sales is comprised of the cost of merchandise, as well as occupancy, buyers’ compensation, and shipping and handling costs. The cost of merchandise is recorded net of amounts received from suppliers for damaged product returns, markdown allowances, and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses. Occupancy costs include the amortization of amounts received from landlords for tenant improvements.

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

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $39 million and $38 million at January 31, 2015 and February 1, 2014, respectively.

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise.

The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the intangible asset is greater than its carrying value, the two-step test is performed to identify potential impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, it is unnecessary to perform the two-step impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. The fair value of each reporting unit is determined using a combination of market and discounted cash flow approaches.

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

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $13 million and $11 million at January 31, 2015 and February 1, 2014, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a significant effect on our consolidated financial position, results of operations, or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2.  Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 31, 2015, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note.

The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, corporate expense, non-operating income, and net interest expense.

	2014	2013	2012
	(in millions)
Sales
Athletic Stores	$6,286	$5,790	$5,568
Direct-to-Customers	865	715	614
Total sales	$7,151	$6,505	$6,182

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information  – (continued)

	2014	2013	2012
	(in millions)
Operating Results
Athletic Stores(1)	$777	$656	$653
Direct-to-Customers(2)	109	84	65
Division profit	886	740	718
Less: Corporate expense(3)	81	76	108
Operating profit	805	664	610
Other income	9	4	2
Interest expense, net	5	5	5
Income before income taxes	$809	$663	$607
(1)	Included in the results for 2014, 2013, and 2012 are impairment and other charges of $2 million, $2 million, and $5 million, respectively. The 2014 amount reflected impairment charges to fully write-down the value of certain trademarks. The 2013 and 2012 amounts were incurred in connection with the closure of CCS stores. See Note 3, Impairment and Other Charges for additional information.
(2)	Included in the results for 2014 and 2012 are non-cash impairment charges of $2 million and $7 million, respectively, related to the CCS trademarks. See Note 3, Impairment and Other Charges for additional information.
(3)	Corporate expense for 2014 and 2013 reflected the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $4 million and $27 million for 2014 and 2013, respectively, thereby reducing corporate expense.

	Depreciation and Amortization			Capital Expenditures(1)			Total Assets
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Athletic Stores	$119	$112	$96	$151	$163	$128	$2,499	$2,398	$2,310
Direct-to-Customers	7	9	9	9	5	5	315	320	290
	126	121	105	160	168	133	2,814	2,718	2,600
Corporate	13	12	13	30	38	30	763	769	767
Total Company	$139	$133	$118	$190	$206	$163	$3,577	$3,487	$3,367
(1)	Reflects cash capital expenditures for all years presented.

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 are presented in the following tables. Sales are attributed to the country in which the sales originate. Long-lived assets reflect property and equipment.

	2014	2013	2012
	(in millions)
Sales
United States	$4,976	$4,567	$4,495
International	2,175	1,938	1,687
Total sales	$7,151	$6,505	$6,182

	2014	2013	2012
	(in millions)
Long-Lived Assets
United States	$446	$394	$321
International	174	196	169
Total long-lived assets	$620	$590	$490

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Segment Information  – (continued)

For the period ended January 31, 2015, the countries that comprised the majority of the sales and long-lived assets for the international category were Germany, Italy, Canada, and France. No other individual country included in the International category is significant.

3.  Impairment and Other Charges

	2014	2013	2012
	(in millions)
Charges recorded in connection with CCS-
Impairment of intangible assets	$2	$—	$7
Impairment of long-lived assets	—	—	5
CCS store closure costs	—	2	—
Total CCS charges	$2	$2	$12
Other intangible asset impairments	2	—	—
Total impairment and other charges	$4	$2	$12

The Company acquired the CCS e-commerce business in 2008 and later expanded its operations to include physical stores. During 2012, due to the continued underperformance of this business, impairment and other charges totaling $12 million were recorded. This represented an impairment of the tradename of $7 million and $5 million to writedown long-lived assets of the CCS stores. During 2013, the Company recorded $2 million of store closing costs, primarily related to lease buy-out expenses, resulting from the decision to close the CCS store locations. Finally, during 2014 the Company exited the e-commerce business and further impaired the CCS tradename to its fair value, which was realized upon sale.

During 2014, the Company also recorded a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance. Additionally, the Company recorded a non-cash impairment charge to fully write down the value of a private-label brand acquired as part of the Runners Point Group acquisition, to reflect the exit of this product line.

4.  Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, realized gains associated with foreign currency option contracts and property sales. Other income was $9 million in 2014, $4 million in 2013, and $2 million in 2012.

For 2014, other income includes a $4 million gain on a sale of property, $2 million of royalty income, $2 million of realized gain associated with foreign currency option contracts and $1 million of lease termination gains related to the sales of leasehold interests. For 2013, other income includes $2 million of royalty income and $2 million of lease termination gains related to the sales of leasehold interests. For 2012, other income primarily includes royalty income.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Merchandise Inventories

	2014	2013
	(in millions)
LIFO inventories	$821	$746
FIFO inventories	429	474
Total merchandise inventories	$1,250	$1,220

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6.  Other Current Assets

	2014	2013
	(in millions)
Net receivables	$78	$99
Prepaid rent	77	75
Prepaid income taxes	34	35
Prepaid expenses and other current assets	32	34
Deferred taxes and costs	17	20
Income tax receivable	1	—
	$239	$263

7.   Property and Equipment, Net

	2014	2013
	(in millions)
Land	$4	$6
Buildings:
Owned	44	44
Furniture, fixtures, equipment and software development costs:
Owned	900	888
Assets under capital leases	9	10
	957	948
Less: accumulated depreciation	(606)	(621)
	351	327
Alterations to leased and owned buildings
Cost	779	804
Less: accumulated amortization	(510)	(541)
	269	263
	$620	$590

8.  Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2014 and 2013 annual goodwill impairment tests did not result in an impairment charge.

	Athletic Stores	Direct-to- Customers	Total
	(in millions)
Goodwill at February 2, 2013	$18	$127	$145
Goodwill from Runners Point Group acquisition	3	15	18
Goodwill at February 1, 2014	$21	$142	$163
Foreign currency translation adjustment	(4)	(2)	(6)
Goodwill at January 31, 2015	$17	$140	$157

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Other Intangible Assets, net

	January 31, 2015			Wtd. Avg. Life in Years(2)	February 1, 2014
(in millions)	Gross value	Accum. amort.	Net Value		Gross value	Accum. amort.	Net Value
Amortized intangible assets:(1)
Lease acquisition costs	$128	$(116)	$12	12.0	$155	$(137)	$18
Trademarks	21	(12)	9	19.7	21	(11)	10
Favorable leases	7	(4)	3	7.4	8	(3)	5
	$156	$(132)	$24	14.2	$184	$(151)	$33
Indefinite life intangible assets(1)
Runners Point Group trademarks(3)			25				30
Other trademarks(4)			—				4
			$25				$34
Other intangible assets, net			$49				$67
(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life disclosed excludes those assets that are fully amortized.
(3)	Includes the effect of foreign currency translation and a non-cash impairment charge of $1 million recorded in the fourth quarter of 2014. This impairment charge is described more fully in Note 3, Impairment Charges.
(4)	During 2014, the values of other trademarks were fully impaired. Impairment charges of $3 million and $7 million were recorded in 2014 and 2012, respectively, and are described more fully in Note 3, Impairment Charges.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. The amortizing intangible asset activity during 2014 of $9 million reflects a $4 million decrease related to foreign currency exchange fluctuations, partially offset by additions of $1 million related to new leases in Europe. Amortization expense for intangibles subject to amortization was $6 million, $11 million, and $14 million for 2014, 2013, and 2012, respectively.

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

(in millions)
2015	$4
2016	4
2017	3
2018	3
2019	3

10.  Other Assets

	2014	2013
	(in millions)
Restricted cash(1)	$22	$25
Pension asset	13	4
Auction rate security	6	6
Deferred tax costs	5	7
Funds deposited in insurance trust(2)	4	6
Other	24	28
	$74	$76
(1)	Restricted cash is comprised of amounts held in escrow in connection with various leasing arrangements in Europe.
(2)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Accrued and Other Liabilities

	2014	2013
	(in millions)
Taxes other than income taxes	$56	$56
Other payroll and payroll related costs, excluding taxes	54	54
Incentive bonuses	51	41
Property and equipment(1)	49	39
Current deferred tax liabilities	48	46
Customer deposits(2)	44	38
Income taxes payable	10	5
Other	81	81
	$393	$360
(1)	Accruals for property and equipment are properly excluded from the statements of cash flows for all years presented.
(2)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.

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

The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management does not currently expect to borrow under the facility in 2015, other than amounts used to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 31, 2015 were not significant.

Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 31, 2015 is $1 million.

The quarterly facility fees paid on the unused portion was 0.25 percent for both 2014 and 2013. There were no short-term borrowings during 2014 or 2013. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Long-Term Debt and Obligations Under Capital Leases

	2014	2013
	(in millions)
8.5% debentures payable 2022	$118	$118
Unamortized gain related to interest rate swaps(1)	12	13
Obligations under capital leases	4	8
	$134	$139
Less: current portion of obligations under capital leases	2	3
	$132	$136
(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs, was $9 million for all years presented.

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt	Capital Leases	Total
	(in millions)
2015	$—	$2	$2
2016	—	1	1
2017	—	1	1
2018 – 2019	—	—	—
Thereafter	118	—	118
	$118	$4	$122
Less: Imputed interest	—	—	—
Current portion	—	2	2
	$118	$2	$120

14.  Other Liabilities

	2014	2013
	(in millions)
Straight-line rent liability	$124	$116
Pension benefits	46	25
Income taxes	24	27
Postretirement benefits	18	14
Deferred taxes	14	18
Workers’ compensation and general liability reserves	9	9
Other	18	20
	$253	$229

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Leases  – (continued)

Most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $132 million in 2014 and $128 million in both 2013 and 2012. Included in the amounts below, are non-store expenses that totaled $17 million in 2014 and $16 million in both 2013 and 2012.

	2014	2013	2012
	(in millions)
Minimum rent	$615	$580	$537
Contingent rent based on sales	25	22	24
Sublease income	(5)	(2)	(1)
	$635	$600	$560

Future minimum lease payments under non-cancelable operating leases, net of future non-cancelable operating sublease payments, are:

(in millions)
2015	$567
2016	516
2017	453
2018	387
2019	339
Thereafter	1,164
Total operating lease commitments	$3,426

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2014	2013	2012
	(in millions)
Foreign currency translation adjustments	$(75)	$57	$82
Cash flow hedges	(3)	(2)	3
Unrecognized pension cost and postretirement benefit	(240)	(240)	(255)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(319)	$(186)	$(171)

The changes in accumulated other comprehensive loss for the period ended January 31, 2015 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of February 1, 2014	$57	$(2)	$(240)	$(1)	$(186)
OCI before reclassification	(132)	(1)	(8)	—	(141)
Reclassified from AOCI	—	—	8	—	8
Other comprehensive income/(loss)	(132)	(1)	—	—	(133)
Balance as of January 31, 2015	$(75)	$(3)	$(240)	$(1)	$(319)

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Accumulated Other Comprehensive Loss  – (continued)

Reclassifications from accumulated other comprehensive loss for the period ended January 31, 2015 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits – amortization of actuarial loss	$15
Postretirement benefits – amortization of actuarial gain	(3)
Net periodic benefit cost (see Note 20)	12
Income tax expense	4
Net of tax	$8

17.  Income Taxes

Following are the domestic and international components of pre-tax income:

	2014	2013	2012
	(in millions)
Domestic	$654	$558	$508
International	155	105	99
Total pre-tax income	$809	$663	$607

The income tax provision consists of the following:

	2014	2013	2012
	(in millions)
Current:
Federal	$195	$164	$152
State and local	34	26	22
International	40	25	16
Total current tax provision	269	215	190
Deferred:
Federal	16	13	13
State and local	3	5	5
International	1	1	2
Total deferred tax provision	20	19	20
Total income tax provision	$289	$234	$210

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received, if any, from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $999 million and $890 million at January 31, 2015 and February 1, 2014, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	3.5	3.2
International income taxed at varying rates	(1.9)	(1.6)	(0.4)
Foreign tax credits	(2.5)	(2.5)	(1.8)
Domestic/foreign tax settlements	(0.6)	(1.1)	(2.2)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	2.7	2.2	1.0
Effective income tax rate	35.7%	35.3%	34.6%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
	(in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$9	$12
Employee benefits	65	55
Property and equipment	137	147
Straight-line rent	33	30
Goodwill and other intangible assets	—	6
Other	38	33
Total deferred tax assets	282	283
Valuation allowance	(6)	(6)
Total deferred tax assets, net	$276	$277
Deferred tax liabilities:
Merchandise inventories	96	85
Goodwill and other intangible assets	17	—
Other	1	11
Total deferred tax liabilities	$114	$96
Net deferred tax asset	$162	$181
Balance Sheet caption reported in:
Deferred taxes	$221	$241
Other current assets	3	4
Accrued and other current liabilities	(48)	(46)
Other liabilities	(14)	(18)
	$162	$181

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s strategic long-range plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 31, 2015. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of January 31, 2015, the Company has a valuation allowance of $6 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $3 million relates to the deferred tax assets arising from a capital loss associated with an impairment of the Northern Group note receivable in 2008. The Company does not anticipate realizing capital gains to utilize the capital loss associated with the note receivable impairment. A valuation allowance of $2 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in certain foreign entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized. Additionally, the Company recorded an unrealized loss related to its investment in an auction rate security. This loss, if and when recognized for tax purposes, would be a capital loss. The Company has not identified any reliable sources of future capital gains that would be generated to absorb this potential loss. In recognition of this risk, the Company has a valuation allowance of $1 million for any loss that would be recognized upon disposition of this security.

At January 31, 2015, the Company has state operating loss carryforwards with a potential tax benefit of $2 million that expire between 2015 and 2034. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state credits of $1 million that expire in 2024. The Company has international operating loss carryforwards with a potential tax benefit of $3 million, a portion of which will expire between 2015 and 2034 and a portion of which will never expire. The state and international operating loss carryforwards do not include unrecognized tax benefits.

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2013. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2014, which is expected to conclude during 2015. The Company has started the CAP for 2015. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

At January 31, 2015 and February 1, 2014, the Company had $40 million and $48 million, respectively of gross unrecognized tax benefits, and $39 million and $46 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest expense for 2014 was not significant. The Company recognized $1 million of interest income, in 2013 and 2012. The total amount of accrued interest and penalties was $2 million in 2014 and 2013, and $3 million in 2012.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Income Taxes  – (continued)

The following table summarizes the activity related to unrecognized tax benefits:

	2014	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$48	$54	$65
Foreign currency translation adjustments	(6)	(4)	1
Increases related to current year tax positions	3	3	4
Increases related to prior period tax positions	1	4	3
Decreases related to prior period tax positions	(1)	(2)	(3)
Settlements	(1)	(7)	(15)
Lapse of statute of limitations	(4)	—	(1)
Unrecognized tax benefits at end of year	$40	$48	$54

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency other than in the United Kingdom, which purchases its merchandise inventories using the euro.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Financial Instruments and Risk Management  – (continued)

For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of Accumulated Other Comprehensive Loss (“AOCL”) and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. For all years presented, all of the Company’s hedged forecasted transactions are less than twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2014, the net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a loss of $1 million and therefore increased AOCL. At January 31, 2015 there was a $3 million loss included in AOCL.

The notional value of the contracts outstanding at January 31, 2015 was $63 million and these contracts extend through January 2016.

Derivative Holdings Designated as Non-Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of certain foreign currency-denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value was not significant for 2014, was $1 million for 2013, and was not significant for 2012. The notional value of the contracts outstanding at January 31, 2015 was $34 million, and these contracts extend through October 2015.

The Company may mitigate the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are designated as non-hedges, are recorded in earnings immediately within other income. During 2014, the Company recorded realized gains of $1 million, net of premiums paid, in connection with such contracts. The amounts recorded in prior years were not significant. There were no contracts outstanding at January 31, 2015.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

(in millions)	Balance Sheet Caption	2014	2013
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$4	$2
Non-hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$1	$—

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Financial Instruments and Risk Management  – (continued)

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 31, 2015:

	Contract Value (U.S. in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$63	.7996
Intercompany
Buy €/Sell British £	$32	.7640
Buy US/Sell CAD	$2	1.1912

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 89 percent of its merchandise in 2014 from its top 5 suppliers. In 2014, the Company purchased approximately 73 percent of its athletic merchandise from one major supplier, Nike, Inc. (“Nike”), and approximately 11 percent from another major supplier. Each of our operating divisions is highly dependent on Nike; they individually purchased 47 to 84 percent of their merchandise from Nike.

Included in the Company’s Consolidated Balance Sheet at January 31, 2015, are the net assets of the Company’s European operations, which total $883 million and are located in 19 countries, 11 of which have adopted the euro as their functional currency.

19.  Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2015			As of February 1, 2014
	(in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$6	$—	$—	$6	$—
Short-term investments	—	—	—	—	9	—
Total Assets	$—	$6	$—	$—	$15	$—
Liabilities
Foreign exchange forward contracts	—	5	—	—	2	—
Total Liabilities	$—	$5	$—	$—	$2	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

The Company’s short-term investments matured during the second quarter of 2014. In the prior periods presented, these investments represented corporate bonds with maturity dates within one year of the purchase date. These securities were valued using model-derived valuations in which all significant inputs or significant value-drivers were observable in active markets and therefore are classified as Level 2 instruments.

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Fair Value Measurements  – (continued)

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	2014	2013
	(in millions)
Carrying value	$134	$139
Fair value	$163	$159

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2. The carrying values of cash and cash equivalents, short-term investments, and other current receivables and payables approximate their fair value.

20.  Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition, the Company has a defined benefit plan for certain individuals of Runners Point Group. The Company also sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the last day of the fiscal year.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, measured at January 31, 2015 and February 1, 2014:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$674	$706	$15	$15
Service cost	15	14	—	—
Interest cost	28	25	1	1
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss	67	(11)	4	—
Foreign currency translation adjustments	(9)	(9)	—	—
Runners Point Group acquisition	—	1	—	—
Benefits paid	(53)	(52)	(3)	(3)
Benefit obligation at end of year	$722	$674	$19	$15
Change in plan assets
Fair value of plan assets at beginning of year	$650	$673
Actual return on plan assets	90	33
Employer contributions	9	5
Foreign currency translation adjustments	(10)	(9)
Benefits paid	(53)	(52)
Fair value of plan assets at end of year	$686	$650

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Funded status	$(36)	$(24)	$(19)	$(15)
Amounts recognized on the balance sheet:
Other assets	$13	$4	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(46)	(25)	(18)	(14)
	$(36)	$(24)	$(19)	$(15)
Amounts recognized in accumulated other comprehensive loss, pre-tax:
Net loss (gain)	$394	$399	$(6)	$(13)
Prior service cost	1	1	—	—
	$395	$400	$(6)	$(13)

As of January 31, 2015 and February 1, 2014, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. Information for those pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2014	2013
	(in millions)
Projected benefit obligation	$662	$603
Accumulated benefit obligation	662	603
Fair value of plan assets	613	575

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 31, 2015:

	Pension Benefits	Postretirement Benefits
	(in millions)
Net actuarial loss (gain) at beginning of year	$399	$(13)
Amortization of net (loss) gain	(15)	3
Loss arising during the year	15	4
Foreign currency fluctuations	(5)	—
Net actuarial loss (gain) at end of year(1)	$394	$(6)
Net prior service cost at end of year(1)	1	—
Total amount recognized	$395	$(6)
(1)	The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $14 million and $(2) million related to the pension and postretirement plans, respectively. The net prior service cost did not change during the year.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	3.43%	4.32%	3.40%	4.20%
Rate of compensation increase	3.67%	3.69%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $557 million and $579 million for 2014 and 2013, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.33%	3.79%	4.16%	4.20%	3.70%	4.00%
Rate of compensation increase	3.67%	3.69%	3.68%
Expected long-term rate of return on assets	6.25%	6.24%	6.63%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$15	$14	$13	$—	$—	$—
Interest cost	28	25	28	1	1	—
Expected return on plan assets	(38)	(39)	(40)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss (gain)	15	17	17	(3)	(3)	(4)
Net benefit expense (income)	$20	$17	$18	$(2)	$(2)	$(4)

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 31, 2015 was approximately $15 million.

The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2014	2013	2012	2014	2013	2012
Initial cost trend rate	7.00%	7.00%	7.50%	5.00%	5.00%	5.00%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2019	2018	2018	2013	2013	2013

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2014	2013	2012	2014	2013	2012
Initial cost trend rate	7.00%	7.50%	8.00%	5.00%	5.00%	5.50%
Ultimate cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the ultimate cost trend rate is reached	2018	2018	2018	2013	2013	2013

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	(in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	4	(3)

In 2014, the Company changed the mortality table used to calculate the present value of pension and postretirement plan liabilities, excluding the SERP Medical Plan. We previously used the RP 2000 mortality table projected with scale AA to 2019 for males and to 2013 for females. In 2014, we used the RP 2000 mortality table with generational projection using scale AA for both males and females. We chose the RP 2000 table because it resulted in the closest match to the Company’s actual experience. For the SERP Medical Plan, the mortality assumption was updated to the RP 2014 table with generational projection using MP 2014.

Plan Assets

During 2014, the target composition of the Company’s U.S. qualified pension plan assets was 58 percent fixed-income securities, 38 percent equity, and 4 percent real estate investment trust. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation is expected to limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

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

The target composition of the Company’s Canadian qualified pension plan assets is 95 percent fixed-income securities and 5 percent equity. The Company believes that plan assets are invested in a prudent manner with the same overall objective and investment strategy as noted above for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan. This allocation has resulted in higher pension expense due to the lower long-term rate of return associated with fixed-income securities.

The assets related to the Runners Point Group pension plans were not significant.

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. security exchanges are valued at closing market prices on the measurement date.

The fair values of the Company’s U.S. pension plan assets at January 31, 2015 and February 1, 2014 were as follows:

	Level 1	Level 2	Level 3	2014 Total	2013 Total*
	(in millions)
Cash and cash equivalents	$—	$1	$—	$1	$—
Equity securities:
U.S. large-cap(1)	—	102	—	102	101
U.S. mid-cap(1)	—	31	—	31	30
International(2)	—	71	—	71	67
Corporate stock(3)	21	—	—	21	15
Fixed-income securities:
Long duration corporate and government bonds(4)	—	254	—	254	236
Intermediate duration corporate and government bonds(5)	—	110	—	110	105
Other types of investments:
Real estate securities(6)	—	20	—	20	20
Insurance contracts	—	1	—	1	1
Other(7)	—	2	—	2	—
Total assets at fair value	$21	$592	$—	$613	$575
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2014 and 2013.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock. The increase from the prior year is due to price appreciation No additional stock was contributed during the year.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

(5)	This category consists of two fixed-income funds that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to exceed the performance of related indices.
(6)	This category consists of one fund that invests in global real estate securities.
(7)	This category consists primarily of cash related to net pending trade purchases and sales.

No Level 3 assets were held by the U.S. pension plan during 2014 and 2013.

The fair values of the Company’s Canadian pension plan assets at January 31, 2015 and February 1, 2014 were as follows:

	Level 1	Level 2	Level 3	2014 Total	2013 Total*
	(in millions)
Cash and cash equivalents	$—	$3	$—	$3	$—
Equity securities:
Canadian and international(1)	5	—	—	5	5
Fixed-income securities:
Cash matched bonds(2)	—	65	—	65	70
Total assets at fair value	$5	$68	$—	$73	$75
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2014 and 2013.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2014 and 2013.

During 2014, the Company made contributions of $6 million to its Canadian qualified pension plan. The Company continuously evaluates the amount and timing of any future contributions. The Company currently does not expect to contribute to its U.S. or Canadian qualified plans in 2015. Additional contributions will depend on the plan asset performance and other factors. During 2014, the Company also paid $3 million in pension benefits related to its non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	(in millions)
2015	$66	$1
2016	55	1
2017	53	1
2018	52	1
2019	53	1
2020 – 2024	232	5

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Retirement Plans and Other Benefits  – (continued)

Savings Plans

The Company has two qualified savings plans, a 401(k) Plan that is available to employees whose primary place of employment is the U.S., and an 1165(e) Plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans limit participation to employees who have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. As of January 1, 2015, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $18,000 for the U.S. plan and $15,000 for the Puerto Rico plan of their compensation on a pre-tax basis. The Company’s matching contribution is an amount equal to 25 percent of employees’ pre-tax contributions up to 25 percent of the first 4 percent of the employees’ compensation (subject to certain limitations). This matching contribution is made with Company stock and such matching contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million for all years presented.

21.  Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. The options terminate up to ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares.

Employees Stock Purchase Plan

In 2013, the Company adopted the 2013 Foot Locker Employees Stock Purchase Plan (“2013 ESPP”), whose terms are substantially the same as the 2003 Employees Stock Purchase Plan (“2003 ESPP”). No further shares may be issued under the 2003 ESPP. Under the 2013 ESPP participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Under the 2013 ESPP, 3,000,000 shares of common stock were available for purchase beginning June 2014, of which 958 participating employees purchased 160,859 shares in 2014.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	2014	2013	2012
	(in millions)
Options and shares purchased under the employee stock purchase plan	$13	$12	$10
Restricted stock and units	11	13	10
Total share-based compensation expense	$24	$25	$20
Tax benefit	$7	$8	$6
Tax deductions in excess of the cumulative compensation cost	$12	$9	$11

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

The Company records share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. The Company estimates pre-vesting option forfeitures at the time of grant and periodically revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2014	2013	2012	2014	2013	2012
Weighted-average risk free rate of interest	2.07%	1.02%	1.49%	0.14%	0.17%	0.22%
Expected volatility	39%	42%	43%	24%	40%	38%
Weighted-average expected award life (in years)	6.1	6.0	5.5	1.0	1.0	1.0
Dividend yield	1.9%	2.3%	2.3%	2.0%	2.3%	2.5%
Weighted-average fair value	$15.30	$10.98	$10.13	$7.35	$5.79	$6.11

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The information set forth in the following table covers options granted under the Company’s stock option plans:

	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except prices per share)
Options outstanding at beginning of year	5,668	$22.66	5,907	$19.93	7,227	$18.44
Granted	849	$46.20	1,154	$34.25	940	$30.96
Exercised	(810)	$21.74	(1,328)	$20.26	(2,213)	$19.67
Expired or cancelled	(138)	$42.55	(65)	$29.55	(47)	$23.74
Options outstanding at end of year	5,569	$25.89	5,668	$22.66	5,907	$19.93
Options exercisable at end of year	3,759	$19.74	3,495	$18.02	3,593	$17.83
Options vested and expected to vest	5,546	$25.82	5,558	$22.45	5,804	$19.82
Options available for future grant at end of year	13,911		3,267		5,518

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2014	2013	2012
	(in millions)
Exercised	$22	$21	$29

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	2014	2013	2012
	(in millions)
Outstanding	$152	$90	$86
Outstanding and exercisable	$126	$72	$60
Vested and expected to vest	$152	$90	$86

As of January 31, 2015, there was $7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.35 years.

The Company received $17 million in cash from option exercises for the year ended January 31, 2015. The tax benefit realized from option exercises was $8 million, $7 million, and $11 million for 2014, 2013, and 2012, respectively.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The following table summarizes information about stock options outstanding and exercisable at January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	1,466	4.63	$12.39	1,466	$12.39
$18.80 to $24.76	1,453	5.03	$20.10	1,453	$20.10
$25.19 to $34.27	1,896	7.45	$32.70	828	$31.82
$34.42 to $56.35	754	9.15	$46.15	12	$40.51
	5,569	6.31	$25.89	3,759	$19.74

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2014, 2013, and 2012, there were 755,936, 1,027,542, and 1,254,876 restricted stock units outstanding, respectively.

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

Restricted share and unit activity is summarized as follows:

	2014		2013		2012
	Number of Shares	Wtg. Avg. Grant Date Fair Value per share	Number of Shares	Wtg. Avg. Grant Date Fair Value per share	Number of Shares	Wtg. Avg. Grant Date Fair Value per share
	(in thousands, except prices per share)
Nonvested at beginning of year	1,369	$27.20	1,564	$19.50	2,068	$14.52
Granted	360	$46.48	469	$35.03	278	$30.89
Vested	(649)	$20.84	(649)	$14.50	(782)	$10.37
Expired or cancelled	(42)	$24.69	(15)	$18.30	—	$—
Nonvested at end of year	1,038	$37.96	1,369	$27.20	1,564	$19.50
Aggregate value (in millions)	$39		$37		$30
Wtg. Avg. remaining contractual life (in years)	1.12		0.89		0.84

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Share-Based Compensation  – (continued)

The total fair value of awards for which restrictions lapsed was $14 million, $9 million, and $8 million for 2014, 2013, and 2012, respectively. At January 31, 2015, there was $12 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards.

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

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court of California, and Cortes v. Foot Locker filed in federal court in New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company and plaintiffs have entered into a proposed settlement agreement to resolve the consolidated cases, Hill and Cortes, that is subject to court approval. The court recently granted preliminary approval of the proposed settlement agreement.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s current claims are for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 and violation of the statutory provisions governing the content of the Summary Plan Description. The district court issued rulings certifying the class. The Company sought leave to appeal the class certification rulings to the U.S. Court of Appeals for the Second Circuit, but these applications were denied. Trial is scheduled for June 22, 2015.

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q	4th Q	Year
	(in millions, except per share amounts)
Sales
2014	1,868	1,641	1,731	1,911	$7,151
2013	1,638	1,454	1,622	1,791	$6,505
Gross margin(1)
2014	646	525	574	629	$2,374
2013	561	453	537	582	$2,133
Operating profit(2)
2014	254	144	187	220	$805
2013	215	106	162	181	$664
Net income
2014	162	92	120	146	$520
2013	138	66	104	121	$429
Basic earnings per share:
2014	1.12	0.63	0.84	1.03	$3.61
2013	0.92	0.44	0.70	0.83	$2.89
Diluted earnings per share:
2014	1.10	0.63	0.82	1.01	$3.56
2013	0.90	0.44	0.70	0.81	$2.85
(1)	Gross margin represents sales less cost of sales.
(2)	Operating profit represents income before income taxes, interest expense, net, and non-operating income.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015, and our report dated March 30, 2015, expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 30, 2015

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

FOOT LOCKER, INC.
By:	/s/ RICHARD A. JOHNSON Richard A. Johnson President and Chief Executive Officer
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2015, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON Richard A. Johnson President, Chief Executive Officer, and Director	/s/ LAUREN B. PETERS Lauren B. Peters Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ KEN C. HICKS Ken C. Hicks Executive Chairman
/s/ MAXINE CLARK Maxine Clark Director	/s/ GUILLERMO G. MARMOL Guillermo G. Marmol Director
/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Director	/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ STEVEN OAKLAND Steven Oakland Director
/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) (the “1998 Form S-8”)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) (the “2001 Form S-8”)), and (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 21, 2014 filed on May 28, 2014).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 20, 2009 filed on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the 1998 Form S-8, and Exhibit 4.2 to the 2001 Form S-8.
4.2	Indenture, dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334)).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated January 16, 1992).
10.1	Foot Locker 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995 (the “1994 Form 10-K”)).
10.2	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed on April 21, 1998).
10.3	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000 filed on September 7, 2000).
10.4	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.5	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the 1994 Form 10-K).
10.6	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).
10.7	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).
10.8	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).
10.9	Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8-K”)).

Exhibit No.	Description
10.10	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 28, 2013 filed on April 1, 2013 (the “March 28, 2013 Form 8-K”)).
10.11	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the March 28, 2013 Form 8-K).
10.12	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.13	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.14	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.15	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.16	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.17	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).
10.18	Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).
10.19	Employment Agreement with Ken C. Hicks, dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 24, 2009 filed on June 26, 2009).
10.20	Amendment, dated November 6, 2014, to the Employment Agreement, dated June 25, 2009, with Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).
10.21	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 12, 2008 filed on December 18, 2008).
10.22	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K’)).
10.23	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the 2008 Form 10-K)).
10.24	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed on April 30, 1999).
10.25	From of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8-K).
10.26	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2014 filed on December 30, 2014 (the “December 23, 2014 Form 8-K”)).
10.27	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.28	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.29	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).

Exhibit No.	Description
10.30	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.31	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed on March 27, 2006 (the “2005 Form 10-K”)).
10.32	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).
10.33	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.34	Form of Nonstatutory Stock Option Award Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 filed on September 8, 2004).
10.35	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.36	Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.1 to the December 23, 2014 Form 8-K).
10.37	Amended and Restated Credit Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2012 filed on February 2, 2012).
10.38	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 20, 2009 filed on March 24, 2009).
10.39	Amended and Restated Security Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2012 filed on February 2, 2012).
10.40	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 5, 2010 filed on November 12, 2010).
10.41	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.42	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the December 23, 2014 Form 8-K).
10.43	Bonus Waiver Letter for 2009 signed by Ken C. Hicks (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 23, 2010 filed on March 29, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.
**	Furnished herewith.