Form 10-Q
period 2015-05-02
FOOT LOCKER INC
filed 2015-06-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 2, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding as of May 29, 2015: 139,302,640

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except shares)

	May 2,	May 3,	January 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$986	$1,005	$967
Short-term investments	—	2	—
Merchandise inventories	1,234	1,268	1,250
Other current assets	259	243	239
	2,479	2,518	2,456
Property and equipment, net	639	598	620
Deferred taxes	226	245	221
Goodwill	156	163	157
Other intangible assets, net	48	65	49
Other assets	83	80	74
	$3,631	$3,669	$3,577
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$303	$354	$301
Accrued and other liabilities	387	355	393
Current portion of capital lease obligations	2	3	2
	692	712	696
Long-term debt and obligations under capital leases	131	135	132
Other liabilities	253	229	253
Total liabilities	1,076	1,076	1,081
Shareholders’ equity
Common stock and paid-in capital: 171,833,686; 170,078,313 and 170,529,401 shares, respectively	1,025	947	979
Retained earnings	2,929	2,517	2,780
Accumulated other comprehensive loss	(318)	(164)	(319)
Less: Treasury stock at cost: 32,094,240; 25,381,244 and 29,665,213 shares, respectively	(1,081)	(707)	(944)
Total shareholders’ equity	2,555	2,593	2,496
	$3,631	$3,669	$3,577

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 31, 2015 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
Sales	$1,916	$1,868

Cost of sales	1,246	1,222
Selling, general and administrative expenses	345	355
Depreciation and amortization	35	36
Impairment charge	—	1
Interest expense, net	1	1
Other income, net	(1)	(1)
	1,626	1,614

Income before income taxes	290	254
Income tax expense	106	92
Net income	$184	$162

Basic earnings per share:
Net income	$1.31	$1.12
Weighted-average common shares outstanding	140.1	145.4

Diluted earnings per share:
Net income	$1.29	$1.10
Weighted-average common shares assuming dilution	142.1	147.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
Net income	$184	$162

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	1	19

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $1 million and $1 million, respectively	1	2
Comprehensive income	$185	$184

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
From Operating Activities:
Net income	$184	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	—	1
Depreciation and amortization	35	36
Share-based compensation expense	6	6
Qualified pension plan contributions	—	(2)
Excess tax benefits on share-based compensation	(14)	(7)
Change in assets and liabilities:
Merchandise inventories	17	(40)
Accounts payable	2	89
Accrued and other liabilities	(10)	3
Other, net	(7)	24
Net cash provided by operating activities	213	272

From Investing Activities:
Capital expenditures	(60)	(49)
Sales and maturities of short-term investments	—	7
Net cash used in investing activities	(60)	(42)

From Financing Activities:
Repayments of obligations under capital leases	—	(1)
Dividends paid on common stock	(35)	(32)
Issuance of common stock	23	10
Purchase of treasury shares	(129)	(70)
Excess tax benefits on share-based compensation	14	7
Net cash used in financing activities	(127)	(86)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(7)	3
Net change in Cash and Cash Equivalents	19	147
Cash and Cash Equivalents at beginning of year	967	858
Cash and Cash Equivalents at end of interim period	$986	$1,005

Cash paid during the period:
Interest	$—	$—
Income taxes	$126	$83

See Accompanying Notes to Condensed Consolidated Financial Statements

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2016 and of the fiscal year ended January 31, 2015. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10-K for the year ended January 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2015.

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

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Sales
Athletic Stores	$1,681	$1,657
Direct-to-Customers	235	211
	$1,916	$1,868
Operating Results
Athletic Stores(1)	$267	$247
Direct-to-Customers	40	28
Division profit	307	275
Less: Corporate expense	17	21
Operating profit	290	254
Interest expense, net	1	1
Other income(2)	1	1
Income before income taxes	$290	$254

(1)	During the first quarter of 2014, the Company recorded a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance.
(2)

Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

3. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and intangible assets with indefinite lives performed during the first quarter of 2015 did not result in the recognition of impairment.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill – (continued)

The following table provides a summary of goodwill by reportable segment. The change represents foreign exchange fluctuations.

	May 2,	May 3,	January 31,
	2015	2014	2015
	(in millions)
Athletic Stores	$17	$21	$17
Direct-to-Customers	139	142	140
	$156	$163	$157

4. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 2, 2015			May 3, 2014			January 31, 2015
(in millions)	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort	Net Value
Amortized intangible assets: (1), (2)
Lease acquisition costs	$126	$(115)	$11	$159	$(142)	$17	$128	$(116)	$12
Trademarks	21	(12)	9	21	(11)	10	21	(12)	9
Favorable leases	7	(4)	3	8	(4)	4	7	(4)	3
	$154	$(131)	$23	$188	$(157)	$31	$156	$(132)	$24

Indefinite life intangible assets (1)
Runners Point Group trademarks			25			31			25
Other trademarks (3)			—			3			—
			$25			$34			$25
Other intangible assets, net			$48			$65			$49

(1)	Includes the effect of foreign currency translation related primarily to the movements of the euro in relation to the U.S. dollar.
(2)	During 2014, the Company exited the CCS e-commerce business; as such, the fully amortized customer relationship intangible of $21 million was removed from the amounts presented above for all periods presented.
(3)	During the first quarter of 2014, the Company recorded a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance.

Amortization expense for intangibles subject to amortization was $1 million and $2 million for thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

Estimated future amortization expense for finite life intangible assets is as follows:

(in millions)
Remainder of 2015	$3
2016	4
2017	3
2018	3
2019	3
2020	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised the following:

	May 2,	May 3,	January 31,
	2015	2014	2015
	(in millions)
Foreign currency translation adjustments	$(74)	$76	$(75)
Cash flow hedges	(4)	(1)	(3)
Unrecognized pension cost and postretirement benefit	(239)	(238)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(318)	$(164)	$(319)

The changes in AOCL for the thirteen weeks ended May 2, 2015 were as follows:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of January 31, 2015	$(75)	(3)	(240)	(1)	$(319)
OCI before reclassification	1	(1)	(1)	—	(1)
Reclassified from AOCL	—	—	2	—	2
Other comprehensive income/(loss)	1	(1)	1	—	1
Balance as of May 2, 2015	$(74)	(4)	(239)	(1)	$(318)

Reclassifications from AOCL for the thirteen weeks ended May 2, 2015 were as follows:

(in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$3
Postretirement benefits - amortization of actuarial gain	—
Net periodic benefit cost (see Note 9)	3
Income tax benefit	(1)
Net of tax	$2

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

Additional information is contained within Note 7, Fair Value Measurements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments- (continued)

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency. The exception to this is the United Kingdom, whose merchandise inventory purchases are denominated in euros. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, substantially all of the Company’s hedged forecasted transactions are less than twelve months, and the Company expects substantially all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a loss of $1 million during the thirteen weeks ended May 2, 2015, and therefore increased AOCL. At May 2, 2015, there was a $4 million loss included in AOCL.

The notional value of the contracts outstanding at May 2, 2015 was $89 million, and these contracts extend through July 2016.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in income for the thirteen weeks ended May 2, 2015 of $1 million. The net change in fair value was not significant for the prior-year period. The notional value of the contracts outstanding at May 2, 2015 was $97 million, and these contracts extend through November 2015.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. The notional value of the contract outstanding at May 2, 2015 was $23 million, and the contract extends through July 2015.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments- (continued)

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	May 2,	May 3,	January 31,
(in millions)	Caption	2015	2014	2015
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$5	$1	$4
Non-Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$—	$1	$1

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At May 2, 2015			At May 3, 2014			At January 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$—	$—	$—	$—	$2	$—	$—	$—	$—
Auction rate security	—	6	—	—	6	—	—	6	—
Total Assets	$—	$6	$—	$—	$8	$—	$—	$6	$—

Liabilities
Foreign exchange forward contracts	—	5	—	—	2	—	—	5	—
Total Liabilities	$—	$5	$—	$—	$2	$—	$—	$5	$—

Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and, therefore, are classified as Level 2 instruments.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements- (continued)

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	May 2,	May 3,	January 31,
	2015	2014	2015
	(in millions)
Carrying value	$133	$138	$134
Fair value	$158	$163	$163

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and, therefore, are classified as Level 2. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value.

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Weighted-average common shares outstanding	140.1	145.4
Effect of Dilution:
Stock options and awards	2.0	2.2
Weighted-average common shares assuming dilution	142.1	147.6

Options to purchase 0.4 million and 0.3 million shares of common stock were not included in the computation for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. These options were not included primarily because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. Contingently issuable shares of 0.3 million and 0.4 million have not been included as the vesting conditions have not been satisfied as of May 2, 2015 and May 3, 2014, respectively.

9. Pension and Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition, the Company has a defined benefit pension plan covering certain individuals of the Runners Point Group.

In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These medical and life insurance plans are contributory and are not funded.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Pension and Postretirement Plans- (continued)

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension		Postretirement
	Benefits		Benefits
	May 2,	May 3,	May 2,	May 3,
	2015	2014	2015	2014
	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	6	7	—	—
Expected return on plan assets	(9)	(10)	—	—
Amortization of net loss (gain)	3	4	—	(1)
Net benefit expense (income)	$4	$5	$—	$(1)

No contributions were made to the plans during the thirteen weeks ended May 2, 2015. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect to contribute to the U.S. or Canadian qualified plans during the current year. Additional contributions will depend on the plan asset performance and other factors.

10. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Options and shares purchased under the employee stock purchase plan	$3	$3
Restricted stock and units	3	3
Total share-based compensation expense	$6	$6

Tax benefit recognized	$2	$2
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities	$14	$7

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	May 2,	May 3,	May 2,	May 3,
	2015	2014	2015	2014
Weighted-average risk free rate of interest	1.51%	2.12%	0.13%	0.17%
Expected volatility	30%	39%	23%	25%
Weighted-average expected award life	6.0 years	6.1 years	1.0 year	1.0 year
Dividend yield	1.6%	2.0%	1.82%	2.3%
Weighted-average fair value	$16.01	$14.91	$8.03	$5.79

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended May 2, 2015:

	Shares	Weighted- Average Term	Weighted-Average Exercise Price
	(in thousands, except price per share and weighted-average term)
Options outstanding at the beginning of the year	5,569		$25.89
Granted	682		62.11
Exercised	(1,000)		22.84
Expired or cancelled	(49)		48.47
Options outstanding at May 2, 2015	5,202	6.68	$31.01
Options exercisable at May 2, 2015	3,685	5.67	$23.09
Options vested and expected to vest at May 2, 2015	5,144	6.65	$30.73
Options available for future grant at May 2, 2015	13,041

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Exercised	$36	$11

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Outstanding	$153	$128
Outstanding and exercisable	$137	$110
Vested and expected to vest	$153	$127

As of May 2, 2015, there was $14 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.79 years.

The cash received from option exercises for the thirteen weeks ended May 2, 2015 and May 3, 2014 was $23 million and $10 million, respectively. The actual tax benefit realized from stock option exercises was $14 million and $4 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The following table summarizes information about stock options outstanding and exercisable at May 2, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $15.10	1,130	4.34	$12.62	1,130	$12.62
$18.80 to $25.19	1,201	5.09	$19.81	1,201	$19.81
$30.92 to $36.59	1,510	7.31	$32.94	1,117	$32.47
$45.08 to $62.11	1,361	9.33	$54.05	237	$45.46
	5,202	6.68	$31.01	3,685	$23.09

Restricted Stock and Units

Restricted shares of the Company’s common stock and restricted stock units may be awarded to certain officers and key employees of the Company. Awards made to executives outside of the United States and to nonemployee directors are made in the form of restricted stock units. Additionally, restricted stock unit awards are made in connection with the Company’s long-term incentive program. Each restricted stock unit represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 594,910 and 793,011 restricted stock units outstanding as of May 2, 2015 and May 3, 2014, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, restricted stock unit grants made in connection with the Company’s long-term incentive program vest after the attainment of both certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid on restricted stock units.

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Restricted share and unit activity for the thirteen weeks ended May 2, 2015 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except price per share)
Nonvested at the beginning of the year	1,038	$37.96
Granted	117	61.46
Vested	(280)	31.51
Expired or cancelled	(26)	43.57
Nonvested at May 2, 2015	849	$43.14
Aggregate value (in millions)	$37
Weighted-average remaining contractual life (in years)	1.47 years

The weighted grant-date fair value per share was $61.46 and $45.03 for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The total value of awards for which restrictions lapsed for both the thirteen weeks ended May 2, 2015 and May 3, 2014 was $9 million. As of May 2, 2015, there was $14 million of total unrecognized compensation cost net of forfeitures related to nonvested restricted awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.

The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Footaction, SIX:02, Runners Point, and Sidestep.

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet and mobile sites and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, as well as websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, kidsfootlocker.com, footlocker.ca, footlocker.eu, champssports.com, footaction.com, six02.com, runnerspoint.com, and sidestep-shoes.com). Additionally, this segment includes sp24.com, a clearance website for our European e-commerce business.

Store Count

At May 2, 2015, the Company operated 3,419 stores as compared with 3,423 and 3,464 stores at January 31, 2015 and May 3, 2014, respectively. During the thirteen weeks ended May 2, 2015, the Company opened 37 stores, remodeled or relocated 55 stores and closed 41 stores.

A total of 82 franchised stores were operating at May 2, 2015, as compared with 78 and 74 stores at January 31, 2015 and May 4, 2013, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

Sales increased by $48 million, or 2.6 percent, to $1,916 million for the thirteen weeks ended May 2, 2015, from $1,868 million for the thirteen weeks ended May 3, 2014. Excluding the effect of foreign currency fluctuations, total sales for the thirteen-week period increased 7.9 percent, as compared with the corresponding prior-year period. Comparable-store sales increased by 7.8 percent for the thirteen weeks ended May 2, 2015.

Gross Margin

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
Gross margin rate	35.0%	34.6%
Change in the gross margin rate is comprised of:
Occupancy and buyers’ compensation	0.4
Merchandise margin	—
Increase in gross margin rate	0.4%

The decrease in occupancy and buyers’ compensation expense rate primarily reflects improved leverage of fixed costs. Merchandise margin was unchanged as compared with the prior quarter, with an overall lower markdown rate offset by foreign currency fluctuations.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
SG&A	$345	$355
$ Change	$(10)
% Change	(2.8)%
SG&A as a percentage of sales	18.0%	19.0%

Excluding the effect of foreign currency fluctuations, SG&A increased by $16 million for the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. Excluding foreign currency fluctuations, the SG&A rate was 18.4 percent as a percentage of sales. The 60 basis point improvement reflected continued effective expense management.

Depreciation and Amortization

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Depreciation and Amortization	$35	$36
% change	(2.8)%

Depreciation and amortization decreased by $1 million in the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $1 million for the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. On a constant currency basis, the increase in depreciation and amortization reflects increased capital spending.

Interest Expense, Net

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Interest expense	$3	$3
Interest income	(2)	(2)
Interest expense, net	$1	$1

Interest expense and interest income were unchanged as compared with the prior year.

Income Taxes

For the thirteen weeks ended May 2, 2015, the Company recorded an income tax provision of $106 million, which represented an effective tax rate of 36.5 percent, compared with the prior-year income tax provision of $92 million, which represented an effective tax rate of 36.1 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

The changes in the tax reserves for the thirteen weeks ended May 2, 2015 were not significant. The effective tax rate for the thirteen weeks ended May 3, 2014 included tax benefits of $1 million from reserve releases due to the settlements of tax examinations during the period.

The effective tax rate for the thirteen weeks ended May 2, 2015 increased as compared with the corresponding prior-year period, excluding the reserve releases, due primarily to a higher proportion of income earned in higher tax jurisdictions.

The Company currently expects its full year tax rate to approximate 36.5 percent, excluding the effect of any nonrecurring items that may occur. The actual tax rate will depend primarily on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended May 2, 2015, net income increased by $22 million, or 13.6 percent, to $184 million as compared with the corresponding prior-year period. The improved performance, on a constant currency basis, represented a 31 percent flow-through of increased sales to pre-tax income, which reflected leveraging of fixed costs and controlling operating expenses.

Reconciliation of Non-GAAP Measures

No adjustments have been made to the 2015 results. However, during the first quarter of 2014, the Company recorded approximately $2 million, or $0.01 per diluted share, of costs associated with the integration of Runners Point Group as a well as an impairment charge to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

Accordingly, the Company excluded these costs to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. The Company believes this non-GAAP information is a useful measure to investors because it provides for a more direct comparison of the results.

Presented below are GAAP and non-GAAP results for the thirteen-weeks ended May 2, 2015 and May 3, 2014, respectively.

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Net income, as reported	$184	$162
After-tax adjustments to arrive at non-GAAP:
Runners Point Group integration costs	—	1
Tradename impairment	—	1
Net income, non-GAAP	$184	$164
Diluted EPS, as reported	$1.29	$1.10
After-tax adjustments to arrive at non-GAAP:
Runners Point Group integration costs	—	—
Tradename impairment	—	0.01
Diluted EPS, non-GAAP	$1.29	$1.11

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

The following table summarizes results by segment:

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Sales
Athletic Stores	$1,681	$1,657
Direct-to-Customers	235	211
	$1,916	$1,868
Operating Results
Athletic Stores(1)	$267	$247
Direct-to-Customers	40	28
Division profit	307	275
Less: Corporate expense	17	21
Operating profit	290	254
Other income (2)	1	1
Earnings before interest expense and income taxes	291	255
Interest expense, net	1	1
Income before income taxes	$290	$254

(1)	During the first quarter of 2014, the Company recorded a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland, reflecting historical and projected underperformance.
(2)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Sales	$1,681	$1,657
$ Change	$24
% Change	1.4%
Division profit	$267	$247
Division profit margin	15.9%	14.9%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased 7.2 percent for the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. Comparable-store sales increased by 6.5 percent for the thirteen weeks ended May 2, 2015.

The growth in comparable-store sales was led primarily by our international divisions, specifically Foot Locker Europe and Foot Locker Asia Pacific. Foot Locker Europe benefited from strong performances in lifestyle running and basketball footwear, while apparel sales increased modestly. All major countries for Foot Locker Europe experienced comparable-sales gains as compared with the corresponding prior year period.

The increase in sales in the U.S. was attributable to Foot Locker, Footaction, and Kids Foot Locker. While Lady Foot Locker’s overall sales declined during the quarter due to store closures, the banner experienced its fourth consecutive quarterly comparable-store sales gain. The focus on serving the female customer’s fitness-driven lifestyle has resonated with customers, as both footwear and apparel grew on a comparable-store basis. Champs Sports experienced a modest comparable-store sales decline, largely reflecting a continued decline in apparel sales due primarily to a fashion shift away from licensed apparel products.

Athletic Stores division profit increased 8.1 percent for the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 15.9 percent for the thirteen weeks ended May 2, 2015 as compared with 14.9 percent for the corresponding prior-year period. This primarily reflects improved sales, an improved gross margin rate driven by improved leverage of fixed occupancy expenses, and diligent expense management. Included in the results of the Athletic Stores segment for the thirteen weeks ended May 3, 2014 is a $1 million impairment charge.

Direct-to-Customers

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Sales	$235	$211
$ Change	$24	$
% Change	11.4%
Division profit	$40	$28
Division profit margin	17.0%	13.3%

Excluding the effect of foreign currency fluctuations, Direct-to-Customers segment sales increased 13.3 percent for the thirteen weeks ended May 2, 2015, as compared with the corresponding prior-year period. Comparable sales increased by 18.5 percent for the thirteen weeks ended May 2, 2015. Increases were primarily the result of continued strong sales performance of the Company’s domestic store-banner websites, coupled with growth from the international e-commerce businesses, particularly in Europe. Sales at each of the U.S. store-banner websites increased significantly, increasing collectively over 47 percent, reflecting the continued success and expansion of the connectivity of store banners to the e-commerce sites. The segment was led by basketball, casual, and training styles which all posted strong comparable sales gains during the period. These increases were offset, in part, by the fact that during 2014 the CCS business was shut down.

Direct-to-Customers division profit for the thirteen weeks ended May 2, 2015 increased by $12 million to $40 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 17.0 percent for the thirteen weeks ended May 2, 2015 as compared with 13.3 percent for the corresponding prior-year period. The increase primarily reflects strong flow-through of sales to profit, resulting from improved gross margins due to more full-price selling and diligent expense management. In addition, division profit in the prior period was negatively affected by the CCS business which was shut down during 2014.

Corporate Expense

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Corporate expense	$17	$21
$ Change	$(4)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $3 million for both the thirteen weeks ended May 2, 2015 and May 3, 2014.

The $4 million decrease in corporate expense in the first quarter of 2015 is primarily related to the fact that, in the first quarter of 2014, a $2 million charge was recorded to increase legal reserves. In addition, the prior year included costs related to the integration of Runners Point Group of $1 million. Based upon an annual internal study of corporate expense, the allocation of such expenses to the operating divisions was increased by $1 million in the first quarter of 2015, thereby reducing corporate expense.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of May 2, 2015, approximately $927 million remained available under the Company’s current $1 billion share repurchase program.

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

Operating Activities

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Net cash provided by operating activities	$213	$272
$ Change	$(59)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, share-based compensation expense and related tax benefits. The decrease from the prior year reflects working capital changes and an increase in cash paid for income taxes during the thirteen weeks ended May 2, 2015. The increase of cash paid for taxes of $43 million reflected higher amounts paid due to the Company’s earnings strength.

Investing Activities

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Net cash used in investing activities	$60	$42
$ Change	$18

Capital expenditures represented an $11 million increase from the prior year related to a higher number of store projects in the current year, as well as increased spending on corporate technology projects. The Company’s full year forecast for capital expenditures is $218 million, which includes $172 million related to the remodeling or relocation of existing stores and approximately 100 new store openings, as well as $46 million for the development of information systems, websites, and infrastructure. The prior year included $7 million from the sales and maturities of short-term investments.

Financing Activities

	Thirteen weeks ended
	May 2,	May 3,
	2015	2014
	(in millions)
Net cash used in financing activities	$127	$86
$ Change	$41

During the first quarter of 2015, the Company repurchased 2,300,000 shares of its common stock for $129 million as compared with 1,530,253 shares for $70 million in the corresponding prior-year period. The Company declared and paid dividends during the first quarters of 2015 and 2014 of $35 million and $32 million, respectively. This represents quarterly rates of $0.25 and $0.22 per share for 2015 and 2014, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $23 million and $10 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $14 million and $7 million as a financing activity for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The increased excess tax benefit primarily reflected the high number of stock option exercises during the first quarter of 2015. The activity during 2014 also reflected payments on capital lease obligations of $1 million.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2014 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of May 2, 2015 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended May 2, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

The Company is a defendant in one such case in which plaintiff alleges that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws. The case, Pereira v. Foot Locker, was filed in the U.S. District Court for the Eastern District of Pennsylvania in 2007. In his complaint, in addition to unpaid wage and overtime allegations, plaintiff seeks compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. In 2009, the Court conditionally certified a nationwide collective action. During the course of 2010, notices were sent to approximately 81,888 current and former employees of the Company offering them the opportunity to participate in the class action, and approximately 5,027 have opted into the class action.

The Company is a defendant in additional purported wage and hour class actions that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court in California, and Cortes v. Foot Locker filed in federal court in New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. In Hill v. Foot Locker, in May 2011, the court granted plaintiffs’ motion for certification of an opt-out class covering certain Illinois employees only. The Company and plaintiffs have entered into a proposed settlement agreement to resolve the consolidated cases, Hill and Cortes, that is subject to court approval. The court recently granted preliminary approval of the proposed settlement agreement.

The Company and the Company’s U.S. retirement plan are defendants in a purported class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s current claims are for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 and violation of the statutory provisions governing the content of the Summary Plan Description. The district court issued rulings certifying the class. The Company sought leave to appeal the class certification rulings to the U.S. Court of Appeals for the Second Circuit, but these applications were denied. Trial has been adjourned to July 13, 2015.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended May 2, 2015:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
February 1, 2015 through February 28, 2015	1,661,657	$54.23	1,660,884	$966,230,006
March 1, 2015 through April 4, 2015	315,970	$61.29	190,216	$954,731,648
April 5, 2015 through May 2, 2015	448,900	$60.92	448,900	$927,383,837
	2,426,527	$56.39	2,300,000

(1)	These columns also reflect shares acquired in satisfaction of the minimum statutory tax withholding obligation of holders of restricted stock units which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	The month of February includes 1,050,784 shares purchased, at an average cost of $53.58 per share, under the Company’s previous $600 million share repurchase program. On February 17, 2015, the Board of Directors approved a new 3-year, $1 billion share repurchase program extending through January 2018. All subsequent share repurchases were made under the new program.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOT LOCKER, INC.
Date: June 11, 2015	(Company)

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS REQUIRED BY ITEM 6(a) OF FORM 10-Q

AND FURNISHED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K

Number	Description
10.1†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 20, 2015, filed on April 20, 2015).

12*	Computation of Ratio of Earnings to Fixed Charges.

15*	Accountants’ Acknowledgement.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Report of Independent Registered Public Accounting Firm.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

