Form 10-Q
period 2015-08-01
FOOT LOCKER INC
filed 2015-09-09
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 1, 2015

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

Number of shares of Common Stock outstanding as of August 28, 2015: 139,381,505

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	August 1,	August 2,	January 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$970	$957	$967
Merchandise inventories	1,317	1,335	1,250
Other current assets	268	260	239
	2,555	2,552	2,456
Property and equipment, net	644	604	620
Deferred taxes	222	247	221
Goodwill	156	162	157
Other intangible assets, net	46	61	49
Other assets	81	72	74
	$3,704	$3,698	$3,577
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$359	$392	$301
Accrued and other liabilities	380	356	393
Current portion of capital lease obligations	2	3	2
	741	751	696
Long-term debt and obligations under capital leases	130	134	132
Other liabilities	254	231	253
Total liabilities	1,125	1,116	1,081
Shareholders’ equity
Common stock and paid-in capital: 172,536,861; 170,311,573 and 170,529,401 shares, respectively	1,060	961	979
Retained earnings	3,013	2,577	2,780
Accumulated other comprehensive loss	(338)	(182)	(319)
Less: Treasury stock at cost: 33,207,045; 26,640,176 and 29,665,213 shares, respectively	(1,156)	(774)	(944)
Total shareholders’ equity	2,579	2,582	2,496
	$3,704	$3,698	$3,577

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Sales	$1,695	$1,641	$3,611	$3,509

Cost of sales	1,142	1,116	2,388	2,338
Selling, general and administrative expenses	331	343	676	698
Depreciation and amortization	36	36	71	72
Impairment charge	—	2	—	3
Interest expense, net	1	1	2	2
Other income, net	—	(1)	(1)	(2)
	1,510	1,497	3,136	3,111

Income before income taxes	185	144	475	398
Income tax expense	66	52	172	144
Net income	$119	$92	$303	$254
Basic earnings per share:
Net income	$0.85	$0.63	$2.17	1.75
Weighted-average common shares outstanding	139.6	144.5	139.8	145.0

Diluted earnings per share:
Net income	$0.84	$0.63	$2.14	$1.73
Weighted-average common shares assuming dilution	141.3	146.4	141.7	147.0

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net income	$119	$92	$303	$254

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(23)	(19)	(22)	—

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	(1)	(1)	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $1, $1, $2, and $2 million, respectively	3	2	4	4
Comprehensive income	$99	$74	$284	$258

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Twenty-six weeks ended
	August 1,	August 2,
	2015	2014
From Operating Activities:
Net income	$303	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	—	3
Depreciation and amortization	71	72
Share-based compensation expense	11	12
Qualified pension plan contributions	—	(2)
Excess tax benefits on share-based compensation	(24)	(9)
Change in assets and liabilities:
Merchandise inventories	(75)	(115)
Accounts payable	61	130
Accrued and other liabilities	(16)	4
Other, net	3	13
Net cash provided by operating activities	334	362

From Investing Activities:
Capital expenditures	(116)	(93)
Sales and maturities of short-term investments	—	9
Net cash used in investing activities	(116)	(84)

From Financing Activities:
Purchase of treasury shares	(205)	(136)
Dividends paid on common stock	(70)	(64)
Issuance of common stock	38	13
Treasury stock issued under employee stock purchase plan	5	5
Excess tax benefits on share-based compensation	24	9
Repayments of obligations under capital leases	(1)	(2)
Net cash used in financing activities	(209)	(175)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(6)	(4)
Net change in Cash and Cash Equivalents	3	99
Cash and Cash Equivalents at beginning of year	967	858
Cash and Cash Equivalents at end of interim period	$970	$957

Cash paid during the period:
Interest	$5	$5
Income taxes	$178	$155

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Sales
Athletic Stores	$1,503	$1,468	$3,184	$3,125
Direct-to-Customers	192	173	427	384
Total sales	$1,695	$1,641	$3,611	$3,509

Operating Results
Athletic Stores (1)	$176	$149	$443	$396
Direct-to-Customers (2)	27	14	67	42
Division profit	203	163	510	438
Less: Corporate expense, net	17	19	34	40
Operating profit	186	144	476	398
Other income (3)	—	1	1	2
Interest expense, net	1	1	2	2
Income before income taxes	$185	$144	$475	$398

(1)	Included in the twenty-six weeks ended August 2, 2014 is a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

(2)	Included in both the thirteen and twenty-six weeks ended August 2, 2014 is a $2 million impairment charge related to the CCS tradename.

(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

3. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and intangible assets with indefinite lives performed during the first quarter of 2015 did not result in the recognition of impairment.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill – (continued)

The following table provides a summary of goodwill by reportable segment. The change in the balance represents foreign currency exchange fluctuations.

	August 1,	August 2,	January 31,
	2015	2014	2015
	($ in millions)
Athletic Stores	$17	$20	$17
Direct-to-Customers	139	142	140
	$156	$162	$157

4. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 1, 2015			August 2, 2014			January 31, 2015
($ in millions)	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value
Amortized intangible assets: (1), (2)
Lease acquisition costs	$121	$(111)	$10	$152	$(136)	$16	$128	$(116)	$12
Trademarks	21	(12)	9	21	(11)	10	21	(12)	9
Favorable leases	7	(4)	3	8	(4)	4	7	(4)	3
	$149	$(127)	$22	$181	$(151)	$30	$156	$(132)	$24

Indefinite life intangible assets: (1)
Runners Point Group trademarks			24			30			25
Other trademarks			—			1			—
			$24			$31			$25
Other intangible assets, net			$46			$61			$49

(1)	The change in the ending balances reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	During 2014, the Company exited the CCS e-commerce business; as such, the fully amortized customer relationship intangible of $21 million was removed from the amounts presented above for all periods presented.

For the twenty-six week period ended August 1, 2015, activity included amortization of $2 million and a $1 million decrease related to foreign currency exchange fluctuations.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
($ in millions)	2015	2014	2015	2014
Amortization expense	$1	$1	$2	$3

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2015	$2
2016	4
2017	3
2018	3
2019	3
2020	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised the following:

	August 1,	August 2,	January 31,
	2015	2014	2015
	($ in millions)
Foreign currency translation adjustments	$(97)	$57	$(75)
Cash flow hedges	(4)	(2)	(3)
Unrecognized pension cost and postretirement benefit	(236)	(236)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(338)	$(182)	$(319)

The changes in AOCL for the twenty-six weeks ended August 1, 2015 were as follows:

($ in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of January 31, 2015	$(75)	(3)	(240)	(1)	$(319)
OCI before reclassification	(22)	(1)	—	—	(23)
Reclassified from AOCL	—	—	4	—	4
Other comprehensive income/(loss)	(22)	(1)	4	—	(19)
Balance as of August 1, 2015	$(97)	(4)	(236)	(1)	$(338)

Reclassifications from AOCL for the twenty-six weeks ended August 1, 2015 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$7
Postretirement benefits - amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 9)	6
Income tax benefit	(2)
Net of tax	$4

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency. The exception to this is the United Kingdom, whose merchandise inventory purchases are denominated in euros. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At each quarter-end, all of the Company’s hedged forecasted transactions are less than twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months.

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was not significant for the thirteen weeks ended August 1, 2015 and was a $1 million loss for the twenty-six weeks ended August 1, 2015, and therefore increased AOCL. At August 1, 2015, there was a $4 million loss included in AOCL. The notional value of the contracts outstanding at August 1, 2015 was $82 million, and these contracts extend through July 2016.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in income of $1 million and $2 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. For the thirteen weeks ended August 2, 2014, the net change in fair value resulted in $1 million of income and was not significant for the twenty-six weeks ended August 2, 2014. The notional value of the contracts outstanding at August 1, 2015 was $105 million and these contracts extend through November 2015.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at August 1, 2015.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the contracts outstanding at August 1, 2015 was $2 million and these contracts extend through May 2016.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments – (continued)

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	August 1,	August 2,	January 31,
($ in millions)	Caption	2015	2014	2015
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$5	$3	$4
Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$—	$—
Foreign exchange forward contracts	Current liabilities	$—	$—	$1

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At August 1, 2015			At August 2, 2014			At January 31, 2015
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Auction rate security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	1	—	—	—	—	—	—	—
Total Assets	$—	$7	$—	$—	6	$—	$—	$6	$—

Liabilities
Foreign exchange forward contracts	—	5	—	—	3	—	—	5	—
Total Liabilities	$—	$5	$—	$—	$3	$—	$—	$5	$—

Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements- (continued)

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	August 1,	August 2,	January 31,
	2015	2014	2015
	($ in millions)
Carrying value	$132	$137	$134
Fair value	$157	$163	$163

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value.

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Weighted-average common shares outstanding	139.6	144.5	139.8	145.0
Effect of Dilution:
Stock options and awards	1.7	1.9	1.9	2.0
Weighted-average common shares assuming dilution	141.3	146.4	141.7	147.0

Options to purchase 0.7 million and 0.8 million shares of common stock were not included in the computation for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. Options to purchase 0.6 million and 0.5 million shares of common stock were not included in the computation for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.4 million have not been included as the vesting conditions have not been satisfied as of both August 1, 2015 and August 2, 2014.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Pension and Postretirement Plans- (continued)

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Twenty-six weeks		Thirteen weeks		Twenty-six weeks
	ended		ended		ended		ended
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$4	$4	$8	$8	$—	$—	$—	$—
Interest cost	6	7	12	14	1	—	1	—
Expected return on plan assets	(10)	(9)	(19)	(19)	—	—	—	—
Amortization of net loss (gain)	4	3	7	7	(1)	—	(1)	(1)
Net benefit expense (income)	$4	$5	$8	$10	$—	$—	$—	$(1)

No contributions were made to the plans during the thirteen and twenty-six weeks ended August 1, 2015. The Company continually evaluates the amount and timing of any future contributions. During the third quarter of 2015, the Company contributed $4 million to the U.S. qualified plan. The Company currently does not expect any further pension plan contributions during the current year.

10. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$3	$3	$6	$6
Restricted stock and restricted stock units	2	3	5	6
Total share-based compensation expense	$5	$6	$11	$12

Tax benefit recognized	$1	$2	$3	$4
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities			$24	$9

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Weighted-average risk free rate of interest	1.51%	2.11%	0.19%	0.15%
Expected volatility	30%	39%	24%	24%
Weighted-average expected award life	6.0 years	6.1 years	1.0 year	1.0 year
Dividend yield	1.6%	2.0%	1.7%	2.2%
Weighted-average fair value	$16.01	$14.88	$9.53	$6.60

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended August 1, 2015:

	Shares	Weighted- Average Term	Weighted-Average Exercise Price
	(in thousands, except price per share and weighted-average) term)
Options outstanding at the beginning of the year	5,569		$25.89
Granted	682		62.11
Exercised	(1,672)		22.49
Expired or cancelled	(51)		48.20
Options outstanding at August 1, 2015	4,528	6.6	$32.35
Options exercisable at August 1, 2015	3,305	5.7	$24.54
Options vested and expected to vest at August 1, 2015	4,479	6.6	$32.09
Options available for future grant at August 1, 2015	13,104

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Exercised	$29	$4	$65	$15

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	August 1,	August 2,
	2015	2014
	($ in millions)
Outstanding	$173	$130
Outstanding and exercisable	$152	$112
Vested and expected to vest	$172	$130

As of August 1, 2015, there was $11 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

The cash received from option exercises for the thirteen and twenty-six weeks ended August 1, 2015 was $15 million and $38 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended August 2, 2014 was $3 million and $13 million, respectively. The total tax benefit realized from option exercises was $11 million and $25 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, and was $1 million and $5 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation – (continued)

The following table summarizes information about stock options outstanding and exercisable at August 1, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands, except prices per share and contractual life)
$ 9.85 to $18.80	872	4.1	$13.28	872	$13.28
$ 18.84 to $24.75	1,054	5.1	$19.68	1,054	$19.68
$ 30.92 to $36.59	1,249	7.0	$32.79	1,075	$32.56
$ 45.08 to $62.11	1,353	9.1	$54.10	304	$45.38
	4,528	6.6	$32.35	3,305	$24.54

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. RSU awards are made to executives outside of the United States and to nonemployee directors. Additionally, RSU awards are made in connection with the Company’s long-term incentive program. Each RSU represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 581,713 and 742,514 RSU awards outstanding as of August 1, 2015 and August 2, 2014, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program vest after the attainment of both certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time; for performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid on RSU awards.

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Restricted share and RSU activity for the twenty-six weeks ended August 1, 2015 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except price per share)
Nonvested at the beginning of the year	1,038	$37.96
Granted	126	61.61
Vested	(312)	32.33
Expired or cancelled	(63)	38.10
Nonvested at August 1, 2015	789	$43.95
Aggregate value ($ in millions)	$35
Weighted-average remaining contractual life (in years)	1.3 years

The weighted grant-date fair value per share was $61.61 and $45.24 for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The total value of awards for which restrictions lapsed for both the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $10 million and $14 million, respectively. As of August 1, 2015, there was $13 million of total unrecognized compensation cost net of forfeitures related to nonvested restricted awards.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Legal Proceedings

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

Certain of the Company’s subsidiaries are defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under federal or state wage and hour laws, including allegations concerning unpaid overtime, meal and rest breaks, and uniforms. In Pereira v. Foot Locker, filed in the U.S. District Court for the Eastern District of Pennsylvania, the plaintiff alleged that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws and sought compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. Additional purported wage and hour class actions were filed against the Company that assert claims similar to those asserted in Pereira and seek similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court in California, and Cortes v. Foot Locker filed in federal court in New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The Company and plaintiffs entered into a settlement agreement resolving Hill and the consolidated cases, which was approved by the court during the second quarter of 2015.

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker, filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s current claims are for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. The trial was held in July 2015, and the court has not yet delivered a decision.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including Cortes, Kissinger, and Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered into that could adversely affect the Company’s operating results or cash flows in a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers.

The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, SIX:02, Kids Foot Locker, Champs Sports, Footaction, Runners Point, and Sidestep.

The Direct-to-Customers segment is multi-branded and multi-channeled. This segment sells, through its affiliates, directly to customers through its Internet and mobile sites and catalogs. Eastbay, one of the affiliates, is among the largest direct marketers in the United States. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, as well as websites aligned with the brand names of its store banners (footlocker.com, footlocker.ca, footlocker.eu, ladyfootlocker.com, six02.com, kidsfootlocker.com, champssports.com, footaction.com, runnerspoint.com, and sidestep-shoes.com). Additionally, this segment includes sp24.com, a clearance website for our European e-commerce business.

Store Count

At August 1, 2015, the Company operated 3,419 stores as compared with 3,423 and 3,460 stores at January 31, 2015 and August 2, 2014, respectively. During the twenty-six weeks ended August 1, 2015, the Company opened 58 stores, remodeled or relocated 120 stores, and closed 62 stores.

A total of 75 franchised stores were operating at August 1, 2015, as compared with 78 and 74 stores at January 31, 2015 and August 2, 2014, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

Sales increased by $54 million, or 3.3 percent, to $1,695 million for the thirteen weeks ended August 1, 2015, from $1,641 million for the thirteen weeks ended August 2, 2014. For the twenty-six weeks ended August 1, 2015, sales of $3,611 million increased 2.9 percent from sales of $3,509 million for the twenty-six week period ended August 2, 2014.

Excluding the effect of foreign currency fluctuations, total sales for the thirteen and twenty-six week periods increased 9.9 percent and 8.9 percent, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 9.6 percent and 8.7 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Gross margin rate	32.6%	32.0%	33.9%	33.4%
Basis point increase in the gross margin rate	60		50
Components of the increase-
Lower occupancy and buyers’ compensation expense rate	40		40
Merchandise margin rate improvement	20		10

The gross margin rate improved by 60 and 50 basis points for the thirteen and twenty six weeks ended August 1, 2015, respectively. The improvement in the gross margin rate was primarily the result of leveraging the fixed rent and salary elements within our cost of sales. A higher merchandise margin rate also contributed to the gross margin rate improvement, and reflected an overall lower markdown rate partially offset by a lower initial markup rate driven by vendor and category mix.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
SG&A	$331	$343	$676	$698
$ Change	$(12)		$(22)
% Change	(3.5)%		(3.2)%
SG&A as a percentage of sales	19.5%	20.9%	18.7%	19.9%

SG&A decreased by $12 million and $22 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, SG&A expense increased by $9 million and $25 million and represented an improvement of 140 and 100 basis points, as a rate of sales, for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year periods. The SG&A rate improvements reflected continued disciplined expense management.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Depreciation and Amortization	$36	$36	$71	$72
% change	—%		(1.4)%

Depreciation and amortization remained unchanged for the thirteen weeks ended August 1, 2015, as compared with the corresponding prior-year period. For the twenty-six weeks ended August 1, 2015, depreciation and amortization decreased $1 million as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $3 million and $4 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year periods. On a constant currency basis, the increase in depreciation and amortization reflected increased capital spending.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Interest expense	$2	$2	$5	$5
Interest income	(1)	(1)	(3)	(3)
Interest expense, net	$1	$1	$2	$2

Interest expense and interest income were unchanged as compared with the prior year.

Income Taxes

The Company recorded income tax provisions of $66 million and $172 million, which represented effective tax rates of 35.8 percent and 36.2 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively. For the thirteen and twenty-six weeks ended August 2, 2014, the Company recorded income tax provisions of $52 million and $144 million, which represented effective tax rates of 36.3 percent and 36.2 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Included in both the twenty-six weeks ended August 1, 2015 and August 2, 2014 are tax benefits of $1 million from reserve releases due to settlements of tax examinations.

For the thirteen weeks ended August 1, 2015, the Company recorded discrete items of approximately $1 million representing tax benefits related to an adjustment to deductible compensation costs due to executive changes and a Canadian provincial tax rate change.

The effective tax rate, excluding the reserve releases and other discrete items, for the thirteen and twenty-six weeks ended August 1, 2015 increased as compared with the corresponding prior-year periods primarily due to a higher proportion of income earned in higher-tax jurisdictions.

The Company currently expects its third quarter and full year tax rate to approximate 36.5 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will primarily depend on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended August 1, 2015, net income increased by $27 million, or 29.3 percent, to $119 million as compared with the corresponding prior-year period. For the twenty-six weeks ended August 1, 2015, net income increased by $49 million, or 19.3 percent, to $303 million as compared with the corresponding prior-year period. The improved performance, on a constant currency basis, represents a 33.7 percent and 32.5 percent flow-through of increased sales to pre-tax income, for the thirteen and twenty-six week periods ended August 1, 2015, reflecting leveraging of fixed costs and controlling operating expenses.

Reconciliation of Non-GAAP Measures

No adjustments have been made to the 2015 results. During the first quarter of 2014, the Company recorded charges totaling $2 million, after tax, or $0.01 per diluted share, for costs associated with the integration of Runners Point Group and an impairment charge to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland. Additionally, during the second quarter of 2014, the Company recorded an after-tax charge of $1 million, or $0.01 per diluted share, related to the impairment of the CCS tradename, resulting from the transition of its skate business from CCS to its Eastbay brand.

Accordingly, the Company excluded these costs to arrive at its non-GAAP results. The non-GAAP financial measure is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. The Company believes this non-GAAP information is a useful measure to investors because it provides for a more direct comparison of the results. Presented below are GAAP and non-GAAP results for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Net income, as reported	$119	$92	$303	$254
After-tax adjustments to arrive at non-GAAP:
Runners Point Group integration costs	—	—	—	1
Impairment of intangibles	—	1	—	2
Net income, non-GAAP	$119	$93	$303	$257
Diluted EPS, as reported	$0.84	$0.63	$2.14	$1.73
After-tax adjustments to arrive at non-GAAP:
Runners Point Group integration costs	—	—	—	—
Impairment of intangibles	—	0.01	—	0.02
Diluted EPS, non-GAAP	$0.84	$0.64	$2.14	$1.75

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Sales
Athletic Stores	$1,503	$1,468	$3,184	$3,125
Direct-to-Customers	192	173	427	384
	$1,695	$1,641	$3,611	$3,509
Operating Results
Athletic Stores(1)	$176	$149	$443	396
Direct-to-Customers(2)	27	14	67	$42
Division profit	203	163	510	438
Less: Corporate expense	17	19	34	40
Operating profit	186	144	476	398
Other income (3)	—	1	1	2
Earnings before interest expense and income taxes	186	145	477	400
Interest expense, net	1	1	2	2
Income before income taxes	$185	$144	$475	$398

(1)	Included in the twenty-six weeks ended August 2, 2014 is a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

(2)	Included in both the thirteen and twenty-six weeks ended August 2, 2014 is a $2 million impairment charge related to the CCS tradename.

(3)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Sales	$1,503	$1,468	$3,184	$3,125
$ Change	$35		$59
% Change	2.4%		1.9%
Division profit	$176	$149	$443	$396
Division profit margin	11.7%	10.1%	13.9%	12.7%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 9.6 percent and 8.4 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 8.6 percent and 7.5 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively.

Our international divisions, particularly Foot Locker Europe, led the increase in comparable-store sales for both the quarter and year-to-date periods. All major countries for Foot Locker Europe experienced comparable-sales gains for both the quarter and year-to-date periods. These increases were primarily related to sales of men’s basketball and lifestyle running shoes.

While the overall results of Runners Point continue to be accretive to our results, their comparable-store sales are running below the average pace of our other banners operating in Europe, due in part to the segmentation process that is underway. The segmentation process includes defining product offerings for each of these banners and executing upon our multi-banner strategy in this market. The Runners Point stores are being shifted towards performance and lifestyle running footwear, while Sidestep is shifting to lifestyle and casual footwear. While sales at Runners Point and Sidestep have been negatively affected in the short term, we believe that as customers become familiar with our product offerings, these actions will position each of the banners operating in Germany for future growth.

Domestically, comparable-store sales for both the quarter and year-to-date periods also increased. The increase was led by Foot Locker, Footaction, and Kids Foot Locker. Running and basketball were the strongest drivers of footwear sales. The key marquee players shoes and Jordan styles continue to drive the increases in basketball footwear. Sales also benefited from the continued expansion of various shop-in-shop partnerships with our key vendors. Lady Foot Locker/SIX:02 generated a comparable-store sales gain for its fifth consecutive quarter, with a positive gain for both quarter and year-to-date periods. Lady Foot Locker/SIX:02’s overall sales for the quarter were essentially flat, while the year-to-date period reflected a sales decline due to net store closures, as compared with the corresponding prior-year periods. The focus on serving the female customer’s fitness-driven lifestyle has resonated with customers, as both footwear and apparel increased on a comparable-store basis. Champs Sports generated a gain in comparable-store sales for the quarter with increased footwear sales partially offset by declines in apparel and accessories. For the year-to-date period, Champs Sports experienced a modest comparable-store sales decline, primarily attributable to the decrease in apparel sales due to a fashion shift away from licensed products.

Athletic Stores division profit increased by 18.1 percent and 11.9 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 11.7 percent for the thirteen weeks ended August 1, 2015, representing a 160 basis point improvement as compared with the corresponding prior-year period. For the twenty-six weeks ended August 1, 2015, the improvement was 120 basis points as compared with the corresponding prior-year period. These increases primarily reflect improved sales, an improved gross margin rate driven by improved leverage of fixed occupancy expenses, and diligent expense management. Included in the results of the Athletic Stores segment for the twenty-six weeks ended August 2, 2014 is a $1 million impairment charge to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

Direct-to-Customers

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Sales	$192	$173	$427	$384
$ Change	$19		$43
% Change	11.0%		11.2%
Division profit	$27	$14	$67	$42
Division profit margin	14.1%	8.1%	15.7%	10.9%

Excluding the effect of foreign currency fluctuations, Direct-to-Customers segment sales increased by 12.5 percent and 12.9 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with the corresponding prior-year period. Comparable sales increased by 18.8 percent and 18.6 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively. These increases were primarily the result of continued strong sales performance of the Company’s domestic store-banner websites, coupled with growth from the international e-commerce businesses, particularly in Europe. Sales at each of the U.S. store-banner websites increased significantly for both the quarter and year-to-date periods, increasing collectively over 40 percent, reflecting the continued success and expansion of the connectivity of store banners to the e-commerce sites. Footwear and apparel categories were led by basketball, casual, and training styles, which all posted strong comparable sales gains during the period. These increases were partially offset by the 2014 closure of the CCS direct business.

Direct-to-Customers division profit for the thirteen and twenty-six weeks ended August 1, 2015 increased by $13 million to $27 million and increased by $25 million to $67 million, respectively, as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 14.1 percent and 15.7 percent for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as compared with 8.1 percent and 10.9 percent for the corresponding prior-year period. The increase primarily reflected strong flow-through of sales to profit, resulting from improved gross margins due to more full-price selling and diligent expense management. Included in the prior-year results was a $2 million tradename impairment charge related to the CCS e-commerce business, which was triggered by the Company’s decision to transition the skate business to the Eastbay banner. Division profit in the prior period was also negatively affected by the CCS business results.

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	($ in millions)
Corporate expense	$17	$19	$34	$40
$ Change	$(2)		$(6)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $3 million and $6 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, which was unchanged from the prior-year amounts.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $2 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, thus reducing corporate expense. Excluding this change, as compared with the corresponding prior-year periods, corporate expense decreased by $1 million and $4 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. The $4 million decrease in corporate expense for the twenty-six weeks ended August 1, 2015 was primarily related to a $2 million charge to increase legal reserves recorded in the first quarter of 2014, and prior-year costs related to the integration of Runners Point Group of $1 million.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of August 1, 2015, approximately $851 million remained available under the Company’s current $1 billion share repurchase program.

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

Operating Activities

	Twenty-six weeks ended
	August 2,	August 2,
	2015	2014
	($ in millions)
Net cash provided by operating activities	$334	$362
$ Change	$(28)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, share-based compensation expense, and share-based related tax benefits. The decrease from the prior year reflects working capital changes and an increase in cash paid for income taxes during the twenty-six weeks ended August 1, 2015. The increase of cash paid for taxes of $23 million reflected higher amounts paid due to the Company’s earnings growth.

Investing Activities

	Twenty-six weeks ended
	August 1,	August 2,
	2015	2014
	($ in millions)
Net cash used in investing activities	$116	$84
$ Change	$32

Capital expenditures represented a $23 million increase from the prior year, which reflected a higher number of store projects in the current year, as well as increased spending on corporate technology projects. The Company’s full year forecast for capital expenditures is $233 million, which includes $172 million related to the remodeling or relocation of existing stores and approximately 100 new store openings, as well as $61 million for the development of information systems, websites, infrastructure, and our headquarters relocation. The increased full-year forecast from the amount previously disclosed primarily reflects the upcoming relocation of the corporate headquarters within New York City. The prior year included $9 million from the sales and maturities of short-term investments.

Financing Activities

	Twenty-six weeks ended
	August 1,	August 2,
	2015	2014
	($ in millions)
Net cash used in financing activities	$209	$175
$ Change	$34

During the twenty-six weeks ended August 1, 2015, the Company repurchased 3,490,000 shares of its common stock for $205 million, as compared with 2,864,533 shares repurchased for $136 million in the corresponding prior-year period. The Company declared and paid dividends during the first two quarters of 2015 and 2014 of $70 million and $64 million, respectively. This represents quarterly rates of $0.25 and $0.22 per share for 2015 and 2014, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $43 million and $18 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $24 million and $9 million as a financing activity for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The increased excess tax benefit primarily reflected a higher number of stock option exercises during the first half of 2015. The activity for the twenty-six weeks ended August 1, 2015 and August 2, 2014 also reflects payments made on capital lease obligations of $1 million and $2 million, respectively.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of August 1, 2015 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended August 1, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 1. Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended August 1, 2015:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
May 3, 2015 through May 30, 2015	445,105	$61.89	445,105	$899,835,824
May 31, 2015 through July 4, 2015	480,230	$63.55	475,895	$869,588,500
July 5, 2015 through August 1, 2015	274,964	$69.38	269,000	$850,922,919
	1,200,299	$64.27	1,190,000

(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested during the quarter, shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 and open market purchases. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 17, 2015, the Board of Directors approved a new 3-year, $1 billion share repurchase program extending through January 2018.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2015	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Number	Description
10.1†*	Senior Executive Employment Agreement, dated August 10, 2015, by and between Pawan Verma and the Company.

10.2†*	Restricted Stock Award Agreement, dated August 10, 2015, by and between Pawan Verma and the Company.

10.3†*	Nonstatutory Stock Option Award Agreement, dated August 10, 2015, by and between Pawan Verma and the Company.

12*	Computation of Ratio of Earnings to Fixed Charges.

15*	Accountants’ Acknowledgement.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Report of Independent Registered Public Accounting Firm.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.