Form 10-Q
period 2015-10-31
FOOT LOCKER INC
filed 2015-12-09
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

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

Number of shares of Common Stock outstanding as of November 27, 2015: 137,261,732

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	October 31,	November 1,	January 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$878	$916	$967
Merchandise inventories	1,336	1,324	1,250
Other current assets	277	244	239
	2,491	2,484	2,456
Property and equipment, net	664	613	620
Deferred taxes	256	237	221
Goodwill	156	160	157
Other intangible assets, net	46	56	49
Other assets	82	68	74
	$3,695	$3,618	$3,577
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$258	$287	$301
Accrued and other liabilities	401	358	393
Current portion of capital lease obligations	1	3	2
	660	648	696
Long-term debt and obligations under capital leases	130	132	132
Other liabilities	358	236	253
Total liabilities	1,148	1,016	1,081
Shareholders’ equity
Common stock and paid-in capital: 173,333,777; 170,469,434 and 170,529,401 shares, respectively	1,099	971	979
Retained earnings	3,058	2,665	2,780
Accumulated other comprehensive loss	(343)	(221)	(319)
Less: Treasury stock at cost: 34,772,045; 27,323,176 and 29,665,213 shares, respectively	(1,267)	(813)	(944)
Total shareholders’ equity	2,547	2,602	2,496
	$3,695	$3,618	$3,577

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Sales	$1,794	$1,731	$5,405	$5,240

Cost of sales	1,187	1,157	3,575	3,495
Selling, general and administrative expenses	352	353	1,028	1,051
Depreciation and amortization	38	34	109	106
Litigation and impairment charges	100	—	100	3
Interest expense, net	1	1	3	3
Other income, net	(1)	(1)	(2)	(3)
	1,677	1,544	4,813	4,655

Income before income taxes	117	187	592	585
Income tax expense	37	67	209	211
Net income	$80	$120	$383	$374

Basic earnings per share:
Net income	$0.57	$0.84	$2.74	2.59
Weighted-average common shares outstanding	139.3	143.6	139.6	144.5

Diluted earnings per share:
Net income	$0.57	$0.82	$2.71	$2.55
Weighted-average common shares assuming dilution	140.9	145.7	141.4	146.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$80	$120	$383	$374

Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(10)	(42)	(32)	(42)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	2	1	1	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss included in net periodic benefit costs, net of income tax expense of $1, $2, $3, and $4 million, respectively	3	2	7	6
Comprehensive income	$75	$81	$359	$339

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
From Operating Activities:
Net income	$383	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	—	3
Depreciation and amortization	109	106
Share-based compensation expense	17	18
Qualified pension plan contributions	(4)	(2)
Excess tax benefits on share-based compensation	(33)	(11)
Change in assets and liabilities:
Merchandise inventories	(96)	(124)
Accounts payable	(39)	28
Accrued and other liabilities	(12)	(7)
Other, net	89	54
Net cash provided by operating activities	414	439

From Investing Activities:
Capital expenditures	(173)	(138)
Acquisition, net of cash acquired	(1)	—
Sales and maturities of short-term investments	—	9
Net cash used in investing activities	(174)	(129)

From Financing Activities:
Purchase of treasury shares	(316)	(174)
Dividends paid on common stock	(105)	(96)
Issuance of common stock	63	17
Treasury stock issued under employee stock purchase plan	5	5
Excess tax benefits on share-based compensation	33	11
Repayments of obligations under capital leases	(2)	(3)
Net cash used in financing activities	(322)	(240)

Effect of exchange rate fluctuations on Cash and Cash Equivalents	(7)	(12)
Net change in Cash and Cash Equivalents	(89)	58
Cash and Cash Equivalents at beginning of year	967	858
Cash and Cash Equivalents at end of interim period	$878	$916

Cash paid during the period:
Interest	$5	$5
Income taxes	$240	$200

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company plans on early adopting ASU 2015-17 prospectively during fiscal year 2016. The adoption of this guidance is not expected to have an effect on our results of operations or cash flows, as this represents only a change in balance sheet classification.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Acquisitions

On August 3, 2015, the Company completed an insignificant asset acquisition from Futura Sport AG for total consideration of $2 million, of which $1 million was paid during the third quarter of 2015. The Company expects to make the remaining payment of $1 million during the fourth quarter for the remainder of the purchase price. The assets acquired include store fixtures, lease agreements, and inventory for 10 Runners Point and Sidestep franchise stores in Switzerland. The purchase price allocation has been completed as of October 31, 2015.

3. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. The Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest expense.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Sales
Athletic Stores	$1,571	$1,521	$4,755	$4,646
Direct-to-Customers	223	210	650	594
Total sales	$1,794	$1,731	$5,405	$5,240

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information – (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Operating Results
Athletic Stores (1)	$206	$181	$649	$577
Direct-to-Customers (2)	31	25	98	67
Division profit	237	206	747	644
Less: Litigation charge (3)	100	—	100	—
Corporate expense, net	20	19	54	59
Operating profit	117	187	593	585
Other income (4)	1	1	2	3
Interest expense, net	1	1	3	3
Income before income taxes	$117	$187	$592	$585

(1)	Included in the thirty-nine weeks ended November 1, 2014 is a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

(2)	Included in the thirty-nine weeks ended November 1, 2014 is a $2 million non-cash impairment charge related to the CCS tradename.

(3)	Included in the thirteen and thirty-nine weeks ended October 31, 2015 is a pre-tax litigation charge of $100 million relating to a pension litigation matter described further in Note 12, Legal Proceedings.

(4)	Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

4. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and intangible assets with indefinite lives performed during the first quarter of 2015 did not result in the recognition of impairment.

The following table provides a summary of goodwill by reportable segment. The change in the balance primarily represents foreign currency exchange fluctuations.

	October 31,	November 1,	January 31,
	2015	2014	2015
	($ in millions)
Athletic Stores	$17	$19	$17
Direct-to-Customers	139	141	140
	$156	$160	$157

5. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 31, 2015			November 1, 2014			January 31, 2015
($ in millions)	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value
Amortized intangible assets: (1), (2)
Lease acquisition costs	$119	$(109)	$10	$143	$(129)	$14	$128	$(116)	$12
Trademarks	21	(12)	9	21	(11)	10	21	(12)	9
Favorable leases	7	(4)	3	7	(4)	3	7	(4)	3
	$147	$(125)	$22	$171	$(144)	$27	$156	$(132)	$24

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Intangible Assets, net – (continued)

	October 31, 2015			November 1, 2014			January 31, 2015
($ in millions)	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value	Gross value	Accum. amort.	Net Value
Indefinite life intangible assets: (1)
Runners Point Group trademarks			24			28			25
Other trademarks			—			1			—
			$24			$29			$25
Other intangible assets, net			$46			$56			$49

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	During 2014, the Company exited the CCS e-commerce business; as such, the fully amortized customer relationship intangible of $21 million was removed from the amounts presented above for all periods.

For the thirty-nine week period ended October 31, 2015, activity included amortization of $3 million and a $1 million decrease related to foreign currency exchange fluctuations. This was partially offset by $1 million of lease acquisition additions primarily related to our European businesses, which are being amortized over a weighted-average life of 8 years.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
($ in millions)	2015	2014	2015	2014
Amortization expense	$1	$2	$3	$5

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2015	$1
2016	4
2017	3
2018	3
2019	3
2020	3

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised the following:

	October 31,	November 1,	January 31,
	2015	2014	2015
	($ in millions)
Foreign currency translation adjustments	$(107)	$15	$(75)
Cash flow hedges	(2)	(1)	(3)
Unrecognized pension cost and postretirement benefit	(233)	(234)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(343)	$(221)	$(319)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accumulated Other Comprehensive Loss – (continued)

The changes in AOCL for the thirty-nine weeks ended October 31, 2015 were as follows:

($ in millions)	Foreign currency translation adjustments	Cash flow hedges	Items related to pension and postretirement benefits	Unrealized loss on available-for- sale security	Total
Balance as of January 31, 2015	$(75)	(3)	(240)	(1)	$(319)
OCI before reclassification	(32)	1	1	—	(30)
Reclassified from AOCL	—	—	6	—	6
Other comprehensive income/(loss)	(32)	1	7	—	(24)
Balance as of October 31, 2015	$(107)	(2)	(233)	(1)	$(343)

Reclassifications from AOCL for the thirty-nine weeks ended October 31, 2015 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits - amortization of actuarial loss	$10
Postretirement benefits - amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 10)	9
Income tax benefit	(3)
Net of tax	$6

7. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a practice of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 8, Fair Value Measurements.

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

7. Financial Instruments – (continued)

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

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a gain of $2 million and $1 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, and therefore decreased AOCL. At October 31, 2015, there was a $2 million loss included in AOCL. For both the thirteen and thirty-nine weeks ended November 1, 2014, the net change resulted in a loss of $1 million. The notional value of the foreign exchange contracts designed as hedges outstanding at October 31, 2015 was $93 million, and these contracts mature at various dates through January 2017.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in expense of $3 million and $1 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. The net change in fair value was not significant for the thirteen weeks ended November 1, 2014 and resulted in $1 million of income for the thirty-nine weeks ended November 1, 2014. The notional value of the foreign exchange contracts not designed as hedges outstanding at October 31, 2015 was $15 million, and these contracts mature at various dates through December 2015.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for the thirteen and thirty-nine weeks ended October 31, 2015. The realized gain was $1 million for the thirteen weeks and thirty-nine weeks ended November 1, 2014. No such contracts were outstanding at October 31, 2015.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the diesel fuel forward contracts outstanding at October 31, 2015 was $1 million and these contracts mature at various dates through May 2016.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 31,	November 1,	January 31,
($ in millions)	Caption	2015	2014	2015
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$3	$2	$4
Non-Hedging Instruments:
Foreign exchange forward contracts	Current assets	$2	$—	$—
Foreign exchange forward contracts	Current liabilities	$3	$—	$1

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	At October 31, 2015			At November 1, 2014			At January 31, 2015
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Auction rate security	—	6	—	—	6	—	—	6	—
Total Assets	$—	$6	$—	$—	$6	$—	$—	$6	$—

Liabilities
Foreign exchange forward contracts	—	4	—	—	2	—	—	5	—
Total Liabilities	$—	$4	$—	$—	$2	$—	$—	$5	$—

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	October 31,	November 1,	January 31,
	2015	2014	2015
	($ in millions)
Carrying value	$131	$135	$134
Fair value	$157	$161	$163

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

9. Earnings Per Share

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Weighted-average common shares outstanding	139.3	143.6	139.6	144.5
Effect of Dilution:
Stock options and awards	1.6	2.1	1.8	2.1
Weighted-average common shares assuming dilution	140.9	145.7	141.4	146.6

The number of options excluded from the computation was not significant for the thirteen weeks ended October 31, 2015, and was 0.6 million for the thirty-nine weeks ended October 31, 2015. The number of options excluded from the computation was not significant for the thirteen and thirty-nine weeks ended November 1, 2014. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.3 million and 0.4 million have not been included as the vesting conditions have not been satisfied as of October 31, 2015 and November 1, 2014, respectively.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks		Thirty-nine weeks		Thirteen weeks		Thirty-nine weeks
	ended		ended		ended		ended
	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$5	$3	$13	$11	$—	$—	$—	$—
Interest cost	6	7	18	21	—	—	1	—
Expected return on plan assets	(10)	(9)	(29)	(28)	—	—	—	—
Amortization of net loss (gain)	3	5	10	12	—	(1)	(1)	(2)
Net benefit expense (income)	$4	$6	$12	$16	$—	$(1)	$—	$(2)

On August 14, 2015, the Company made a contribution of $4 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect any further pension plan contributions during the current year. Actual contributions are dependent on several factors, including the outcome of the ongoing pension litigation. See Note 12, Legal Proceedings, for further information.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$3	$3	$9	$9
Restricted stock and restricted stock units	3	3	8	9
Total share-based compensation expense	$6	$6	$17	$18

Tax benefit recognized	$3	$1	$6	$5
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities			$33	$11

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Weighted-average risk free rate of interest	1.52%	2.12%	0.22%	0.14%
Expected volatility	30%	39%	24%	24%
Weighted-average expected award life	6.0 years	6.1 years	1.0 year	1.0 year
Dividend yield	1.61%	2.0%	1.7%	2.0%
Weighted-average fair value	$16.07	$14.91	$10.20	$7.11

The information in the following table covers options granted under the Company’s stock option plans for the thirty-nine weeks ended October 31, 2015:

	Shares	Weighted- Average Term	Weighted-Average Exercise Price
	(in thousands, except price per share and weighted-average term)
Options outstanding at the beginning of the year	5,569		$25.89
Granted	694		62.29
Exercised	(2,447)		25.64
Expired or cancelled	(55)		48.68
Options outstanding at October 31, 2015	3,761	6.3	$32.44
Options exercisable at October 31, 2015	2,531	5.1	$22.13
Options vested and expected to vest at October 31, 2015	3,720	6.3	$32.17
Options available for future grant at October 31, 2015	13,037

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation – (continued)

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Exercised	$31	$6	$96	$21

The aggregate intrinsic value for stock options outstanding and for stock options exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
	($ in millions)
Outstanding	$133	$170
Outstanding and exercisable	$116	$138
Vested and expected to vest	$133	$169

As of October 31, 2015 there was $9 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

The cash received from option exercises for the thirteen and thirty-nine weeks ended October 31, 2015 was $25 million and $63 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended November 1, 2014 was $4 million and $17 million, respectively. The total tax benefit realized from option exercises was $12 million and $37 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, and was $2 million and $7 million for the corresponding prior-year periods.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.80	870	3.9	$13.28	870	$13.28
$18.84 to $24.75	899	4.8	$19.81	899	$19.81
$30.92 to $36.59	790	6.7	$32.84	616	$32.44
$45.08 to $73.21	1,202	8.9	$55.47	146	$45.70
	3,761	6.3	$32.44	2,531	$22.13

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. RSU awards generally are made to executives outside of the United States and to nonemployee directors. Additionally, RSU awards are made in connection with the Company’s long-term incentive program. Each RSU represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 588,308 and 734,295 RSU awards outstanding as of October 31, 2015 and November 1, 2014, respectively.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation – (continued)

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program vest after the attainment of both certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards.

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Restricted stock and RSU activity for the thirty-nine weeks ended October 31, 2015 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except price per share)
Nonvested at the beginning of the year	1,038	$37.96
Granted	154	63.72
Vested	(312)	32.33
Expired or cancelled	(68)	37.97
Nonvested at October 31, 2015	812	$45.02
Aggregate value ($ in millions)	$37
Weighted-average remaining contractual life (in years)	1.1 years

The weighted grant-date fair value per share was $63.72 and $45.24 for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively . The total value of awards for which restrictions lapsed for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $10 million and $14 million, respectively. As of October 31, 2015, there was $12 million of total unrecognized compensation cost net of forfeitures related to nonvested restricted awards.

12. Legal Proceedings

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

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. The trial was held in July 2015 and the court issued a decision in September 2015 in favor of the class on the foregoing claims. The court ordered that the Plan be reformed. The Company is appealing the court’s decision, and the judgment has been stayed pending the outcome of the appeal. As a result of this development, the Company has determined that it is probable a liability exists. The Company’s reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, the Company recorded a charge of $100 million pre-tax ($61 million after-tax) in the third quarter of 2015. This amount has been classified as a long-term liability. The Company will continue to vigorously defend itself in this case. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Legal Proceedings – (continued)

Certain of the Company’s subsidiaries were defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under federal or state wage and hour laws, including allegations concerning unpaid overtime, meal and rest breaks, and uniforms. In Pereira v. Foot Locker, filed in the U.S. District Court for the Eastern District of Pennsylvania, the plaintiff alleged that the Company permitted unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws and sought compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. Additional purported wage and hour class actions were filed against the Company that asserted claims similar to those asserted in Pereira and sought similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court in California, and Cortes v. Foot Locker filed in federal court in New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation. The Company and plaintiffs entered into a settlement agreement resolving Hill and the consolidated cases that was approved by the court during the second quarter of 2015. Additionally, during the third quarter of 2015, the Company and plaintiffs in Cortes and Kissinger entered into settlement agreements that have also been approved by the respective courts.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, including Osberg, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole, based upon current knowledge and taking into consideration current accruals. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered into that could adversely affect the Company’s operating results or cash flows in a particular period.

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

Store Count

At October 31, 2015, the Company operated 3,432 stores as compared with 3,423 and 3,474 stores at January 31, 2015 and November 1, 2014, respectively.

A total of 64 franchised stores were operating at October 31, 2015, as compared with 78 and 73 stores at January 31, 2015 and November 1, 2014, respectively. During the third quarter of 2015, the Company completed an acquisition from Futura Sport AG of 10 Runners Point and Sidestep stores, which were previously franchise stores.

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

Sales increased by $63 million, or 3.6 percent, to $1,794 million for the thirteen weeks ended October 31, 2015, from $1,731 million for the thirteen weeks ended November 1, 2014. For the thirty-nine weeks ended October 31, 2015, sales of $5,405 million increased 3.1 percent from sales of $5,240 million for the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales for both the thirteen and thirty-nine week periods increased 8.9 percent as compared with the corresponding prior-year periods. Comparable-store sales increased by 8.7 percent for both the thirteen and thirty-nine weeks ended October 31, 2015.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Gross margin rate	33.8%	33.2%	33.9%	33.3%
Basis point increase in the gross margin rate	60		60
Components of the increase-
Merchandise margin rate improvement	50		30
Lower occupancy and buyers’ compensation expense rate	10		30

The gross margin rate improved by 60 basis points for both the thirteen and thirty-nine weeks ended October 31, 2015. Excluding the effect of foreign currency fluctuations, the gross margin rate improved by 80 and 70 basis points for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. The improvement in the gross margin rate for both the thirteen and thirty-nine weeks ended October 31, 2015 was primarily the result of a higher merchandise margin rate, which primarily reflected a lower markdown rate. In addition, the prior year merchandise margin rate was negatively affected by the liquidation of CCS merchandise. Further, the occupancy and buyers compensation expense rate decreased 10 and 30 basis points for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, which was the result of leveraging the fixed rent and salary elements within our cost of sales.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
SG&A	$352	$353	$1,028	$1,051
$ Change	$(1)		$(23)
% Change	(0.3)%		(2.2)%
SG&A as a percentage of sales	19.6%	20.4%	19.0%	20.1%

SG&A decreased by $1 million and $23 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, SG&A expense increased by $18 million and $43 million and represented an improvement of 70 and 90 basis points, as a percentage of sales, for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods. The SG&A rate improvements reflected continued disciplined expense management.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Depreciation and Amortization	$38	$34	$109	$106
$ Change	$4		$3
% Change	11.8%		2.8%

Depreciation and amortization increased by $4 million and $3 million for the thirteen weeks and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $6 million and $10 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods. On a constant currency basis, the increase in depreciation and amortization reflected increased capital spending.

Pension Litigation Charge

During the third quarter of 2015, the Company recorded a $100 million pension litigation charge ($61 million after-tax or $0.43 per diluted share). This charge relates to a class action in which the plaintiffs alleged that the Company failed to properly disclose the effects of the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula. In September 2015, the court ruled in favor of the plaintiffs and issued a decision ordering that the pension plan be reformed. The Company is appealing the court’s decision, and the judgment has been stayed pending the outcome of the appeal. The Company’s reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, the Company recorded a charge of $100 million pre-tax. Please see Item 1. “Financial Statements,” Note 12, Legal Proceedings for further information.

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Interest expense	$3	$3	$8	$8
Interest income	(2)	(2)	(5)	(5)
Interest expense, net	$1	$1	$3	$3

Interest expense and interest income were unchanged as compared with the prior year.

Income Taxes

The Company recorded income tax provisions of $37 million and $209 million, which represented effective tax rates of 31.7 percent and 35.3 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. For the thirteen and thirty-nine weeks ended November 1, 2014, the Company recorded income tax provisions of $67 million and $211 million, which represented effective tax rates of 35.8 percent and 36.1 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Included in both the thirteen weeks ended October 31, 2015 and November 1, 2014 are tax benefits of $1 million from reserve releases due to expiration of statutes of limitation. Included in both the thirty-nine weeks ended October 31, 2015 and November 1, 2014 are tax benefits of $2 million from reserve releases due to settlements of tax examinations and lapse of statutes of limitation.

During the third quarter of 2015, the Company recorded a pension-related litigation charge of $100 million with a related tax benefit of $39 million. This litigation charge reduced the overall effective rate because it reduced the proportion of the Company’s worldwide income taxed in the United States, where the tax rates are the highest. Additionally, the thirty-nine weeks ended October 31, 2015 includes tax benefits totaling $1 million related to an adjustment to deductible compensation costs due to executive changes and a Canadian provincial tax rate change.

Excluding the impact of the litigation charge, reserve releases, and other discrete items, the effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2015 was essentially unchanged as compared with the corresponding prior-year periods.

The Company currently expects its fourth quarter and full-year tax rate to approximate 36 percent, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will depend primarily on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended October 31, 2015, net income decreased by $40 million to $80 million as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 31, 2015, net income increased by $9 million to $383 million as compared with the corresponding prior-year period. These changes include the pension litigation charge. Excluding the pension litigation charge and other non-GAAP adjustments, net income increased by $20 million or 16.5 percent and $66 million or 17.5 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods.

Reconciliation of Non-GAAP Measures

The following tables present certain Non-GAAP measures. The Company believes this non-GAAP information is a useful measure to investors because it provides for a more direct comparison of the results. The non-GAAP financial information is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP.

The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal rate to each of the respective items. Presented below are GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Net income, as reported	$80	$120	$383	$374
After-tax adjustments to arrive at non-GAAP:
Pension litigation charge	61	—	61	—
Runners Point Group integration costs	—	1	—	2
Impairment of intangibles	—	—	—	2
Net income, non-GAAP	$141	$121	$444	$378
Diluted EPS, as reported	$0.57	$0.82	$2.71	$2.55
After-tax adjustments to arrive at non-GAAP:
Pension litigation charge	0.43	—	0.43	—
Runners Point Group integration costs	—	0.01	—	0.01
Impairment of intangibles	—	—	—	0.02
Diluted EPS, non-GAAP	$1.00	$0.83	$3.14	$2.58

As discussed more fully above and in the notes to the financial statements, during the third quarter of 2015 the Company recorded a charge of $100 million, $61 million after-tax or $0.43 per share, related to pension litigation.

The non-GAAP items in the prior year include integration costs and impairment charges. For the thirteen and thirty-nine weeks ended November 1, 2014, the Company recorded after-tax expenses of $1 million and $2 million, respectively, for costs associated with the integration of Runners Point Group. During the first quarter of 2014, the Company recorded an after-tax impairment charge of $1 million, or $0.01 per diluted share, to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland. Additionally, during the second quarter of 2014, the Company recorded an after-tax charge of $1 million, or $0.01 per diluted share, related to the impairment of the CCS tradename, resulting from the transition of its skate business from CCS to its Eastbay brand.

Accordingly, the Company excluded the above items to arrive at its non-GAAP results.

Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. The Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest expense. The following table summarizes results by segment:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Sales
Athletic Stores	$1,571	$1,521	$4,755	$4,646
Direct-to-Customers	223	210	650	594
	$1,794	$1,731	$5,405	$5,240
Operating Results
Athletic Stores (1)	$206	$181	$649	$577
Direct-to-Customers (2)	31	25	98	67
Division profit	237	206	747	644
Less: Litigation charge (3)	100	—	100	—
Corporate expense, net	20	19	54	59
Operating profit	117	187	593	585
Other income (4)	1	1	2	3
Earnings before interest expense and income	118	188	595	588
Interest expense, net	1	1	3	3
Income before income taxes	$117	$187	$592	$585

(1)	Included in the thirty-nine weeks ended November 1, 2014 is a non-cash impairment charge of $1 million to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

(2)	Included in the thirty-nine weeks ended November 1, 2014 is a $2 million non-cash impairment charge related to the CCS tradename.

(3)

Included in the thirteen and thirty-nine weeks ended October 31, 2015 is a pre-tax litigation charge of $100 million relating to the pension litigation matter. Please see Item 1. “Financial Statements,” Note 12, Legal Proceedings for further information.

(4)

Other income includes non-operating items, such as lease termination gains, royalty income, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Sales	$1,571	$1,521	$4,755	$4,646
$ Change	$50		$109
% Change	3.3%		2.3%
Division profit	$206	$181	$649	$577
Division profit margin	13.1%	11.9%	13.6%	12.4%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 9.1 percent and 8.6 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods. Comparable-store sales increased by 8.0 percent and 7.7 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, which was led by our international divisions and was largely driven by the performance of Foot Locker Europe. Foot Locker Europe posted double-digit comparable-store gains in all major categories and in almost all countries. Lifestyle running, basketball, and classic court styles continued to be the main drivers of the increase in footwear sales, while both branded and private-label apparel performed well.

Runners Point and Sidestep comparable-store sales declined for both the quarter and year-to-date periods, due to the continued segmentation process and the overreliance on a few key running styles. Our segmentation process includes better defining product offerings for each of these banners and executing upon our multi-banner strategy in the European market. We are broadening the assortment in the Runners Point stores beyond performance running to include more lifestyle running products, while the Sidestep stores are being shifted to lifestyle and casual footwear. Management believes that this segmentation process, along with initiatives to provide more diversified product assortments, will position these banners for future growth. Management will monitor the results of this business during the fourth quarter and will assess, if necessary, the impact of various initiatives on the projected performance of this division, which may include an impairment review.

Domestically, all formats generated comparable-store sales gains for the quarter and year-to-date periods, with the exception of Footaction, which generated a slightly negative result for the quarter. Foot Locker and Kids Foot Locker led the overall domestic comparable-store sales increases. Lifestyle running and basketball (led by Jordan and key marquee player styles) continue to be the strongest drivers of footwear sales for both the quarter and year-to-date periods. Sales also benefited from the continued expansion of various shop-in-shop partnerships with our key vendors. Court classics and boots also contributed to the comparable-store sales increase during the third quarter. Footaction’s comparable-store sales experienced a slight decline for the quarter and a modest increase for the year-to-date period. Footaction is in the early stages of remodeling its store fleet, which has resulted in comparable-store sales being negatively affected during the quarter as a few large stores were closed during this time for remodels. Lady Foot Locker/SIX:02 produced a positive comparable-store sales gain for the sixth consecutive quarter, with a comparable-store gain for both the quarter and year-to-date periods. Champs Sports also generated a comparable-store sales gain for the quarter and year-to-date periods, with increased footwear sales partially offset by declines in apparel and accessories. The decline in Champs Sports’ apparel sales primarily reflects the continuation of the customer’s shift away from licensed apparel.

Athletic Stores division profit increased by 13.8 percent and 12.5 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 13.1 percent and 13.6 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. This represents a 120 basis point improvement for both the thirteen and thirty-nine week periods ended October 31, 2015, as compared with the corresponding prior-year periods. These increases primarily reflect improved sales, an improved gross margin rate driven by improved merchandise margin, and continued diligent expense management. Included in the results for the thirty-nine weeks ended November 1, 2014 is a $1 million impairment charge to fully write down the remaining value of the tradename related to the Company’s stores in the Republic of Ireland.

Direct-to-Customers

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Sales	$223	$210	$650	$594
$ Change	$13		$56
% Change	6.2%		9.4%
Division profit	$31	$25	$98	$67
Division profit margin	13.9%	11.9%	15.1%	11.3%

Excluding the effect of foreign currency fluctuations, Direct-to-Customers segment sales increased by 7.6 percent and 11.0 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with the corresponding prior-year period. Comparable sales increased by 13.4 percent and 16.8 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

These increases were primarily the result of continued strong sales performance of the Company’s domestic store-banner websites, coupled with growth from the international e-commerce businesses, particularly in Europe. Our U.S. store-banner website sales increased significantly, with collective gains of nearly 30 percent and 40 percent for the quarter and year-to-date periods, respectively, reflecting the continued success and expansion of the connectivity of store banners to the e-commerce sites. Footwear continues to be our strongest category and was led by basketball, casual, and training styles, which all posted strong comparable sales gains during the quarter and year-to-date periods. These increases were partially offset by the 2014 closure of the CCS direct business.

Direct-to-Customers division profit for the thirteen and thirty-nine weeks ended October 31, 2015 increased by $6 million and $31 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 13.9 percent and 15.1 percent for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as compared with 11.9 percent and 11.3 percent for the corresponding prior-year periods. The increase primarily reflected strong flow-through of sales to profit, resulting from improved gross margins due to more full-price selling and diligent expense management. Included in the prior-year results was a $2 million tradename impairment charge related to the CCS e-commerce business, which was triggered by the Company’s decision to transition the skate business to the Eastbay banner. Division profit in the prior-year periods was also negatively affected by the CCS business results.

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	($ in millions)
Corporate expense	$20	$19	$54	$59
$ Change	$1		$(5)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Depreciation and amortization included in corporate expense was $3 million for both the thirteen weeks ended October 31, 2015 and November 1, 2014, and was $8 million and $9 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $3 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense, as compared with the corresponding prior-year periods, increased by $2 million for the thirteen weeks ended October 31, 2015 and decreased by $1 million for the thirty-nine weeks ended October 31, 2015.

The $2 million increase in corporate expense for the thirteen weeks ended October 31, 2015 was primarily related to an increase in legal accruals coupled with costs incurred in connection with the spring 2016 relocation of our corporate headquarters within New York City. The $1 million decrease in corporate expense for the thirty-nine weeks ended October 31, 2015 was primarily related to prior-year costs incurred for the integration of Runners Point Group of $2 million. This was partially offset by $1 million of current year costs relating to the corporate headquarters relocation.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of October 31, 2015, approximately $740 million remained available under the Company’s current $1 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” the Company recorded a pre-tax charge of $100 million ($61 million after-tax) in the third quarter of 2015. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation as the appeals process can be lengthy. Additionally, the timing and the amount of any future contributions to the pension plan is dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets. The pension plan is sufficiently funded to absorb a $100 million liability and, accordingly, we do not anticipate the need to make any pension contributions in the near term.

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

Operating Activities

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
	($ in millions)
Net cash provided by operating activities	$414	$439
$ Change	$(25)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, share-based compensation expense, and share-based related tax benefits. The decrease from the prior year reflects working capital changes and an increase in cash paid for income taxes during the thirty-nine weeks ended October 31, 2015. The increase of cash paid for taxes of $41 million reflected higher amounts paid due to the Company’s earnings growth.

Investing Activities

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
	($ in millions)
Net cash used in investing activities	$174	$129
$ Change	$45

Capital expenditures represented a $35 million increase from the prior year, which reflected a higher number of store projects in the current year, as well as increased spending on corporate technology projects. The Company’s full year forecast for capital expenditures is $228 million, which includes $174 million related to the remodeling or relocation of existing stores and approximately 110 new store openings, as well as $54 million for the development of information systems, websites, infrastructure, and our corporate headquarters relocation within New York City. During the third quarter of 2015, the Company completed an asset acquisition for $2 million involving 10 Runners Point and Sidestep stores in Switzerland, of which $1 million will be paid during the fourth quarter. The prior year included $9 million from the sales and maturities of short-term investments.

Financing Activities

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
	($ in millions)
Net cash used in financing activities	$322	$240
$ Change	$82

During the thirty-nine weeks ended October 31, 2015, the Company repurchased 5,050,000 shares of its common stock for $316 million, as compared with 3,547,553 shares repurchased for $174 million in the corresponding prior-year period. The Company declared and paid dividends during the first three quarters of 2015 and 2014 of $105 million and $96 million, respectively. This represents quarterly rates of $0.25 and $0.22 per share for 2015 and 2014, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $68 million and $22 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $33 million and $11 million as a financing activity for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The increased excess tax benefit primarily reflected a higher number of stock option exercises during the first three quarters of 2015 as compared with the corresponding prior-year period. The activity for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 also reflects payments made on capital lease obligations of $2 million and $3 million, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles are included Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 31, 2015 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 31, 2015:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
August 2, 2015 through August 29, 2015	100,340	$70.04	100,340	$843,894,883
August 30, 2015 through October 3, 2015	698,910	$72.21	698,910	$793,426,324
October 4, 2015 through October 31, 2015	760,750	$69.85	760,750	$740,284,926
	1,560,000	$70.92	1,560,000

(1)	These columns reflect shares acquired in open market purchases. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 17, 2015, the Board of Directors approved a new 3-year, $1 billion share repurchase program extending through January 2018.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2015	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Number	Description

12*	Computation of Ratio of Earnings to Fixed Charges.

15*	Accountants’ Acknowledgement.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Report of Independent Registered Public Accounting Firm.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.