Form 10-K
period 2016-01-30
FOOT LOCKER INC
filed 2016-03-24
CIK 850209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of March 21, 2016:	136,094,471
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 1, 2015, was approximately:	$7,523,772,438	*

*	For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2016: Parts III and IV.

PART I

Item 1.  Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,383 primarily mall-based stores in the United States, Canada, Europe, Australia, and New Zealand as of January 30, 2016. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 112 West 34th Street, New York, N.Y. 10120. Effective May 1, 2016 the address to use will be 330 West 34th Street, New York, N.Y. 10001. The Company intends to promptly disclose amendments to the Code of Business Conduct and waivers of the Code for directors and executive officers on the Corporate Governance section of the Company’s corporate website.

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

The service marks, trade names, and trademarks appearing in this report (except for Nike, Inc.) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 14,944 full-time and 32,081 part-time employees at January 30, 2016. The Company considers employee relations to be satisfactory.

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

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, discount stores, traditional shoe stores, mass merchandisers, and Internet retailers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, reputation, store location, quality, advertising, price, and customer service. Our success also depends on our ability to differentiate ourselves from our competitors with respect to a quality merchandise assortment and superior customer service. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors, and entry of new competitors or expansion of existing competitors into our markets, could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell merchandise via the Internet, a significant shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results. In addition, all of our significant suppliers operate retail stores and distribute products directly through the Internet and others may follow. Should this continue to occur, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company purchased approximately 90 percent of its merchandise in 2015 from its top five suppliers and expects to continue to obtain a significant percentage of its athletic product from these suppliers in future periods. Approximately 72 percent of all merchandise purchased in 2015 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 55 to 82 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

We depend on mall traffic and our ability to secure suitable store locations.

Our stores are located primarily in enclosed regional and neighborhood malls. Our sales are dependent, in part, on the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, public health or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

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

A significant portion of our sales and operating income for 2015 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because we and our suppliers have a substantial amount of our products manufactured in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, and economic, labor, and other conditions in the countries from which our suppliers obtain their product.

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

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit, and lower home values. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting reductions to their discretionary purchasing behavior. These and other economic factors could adversely affect demand for our products, which could adversely affect our financial condition and operating results.

Instability in the financial markets may adversely affect our business.

Any instability in the global financial markets could result in diminished credit availability. Although we currently have a revolving credit agreement in place until January 27, 2017, and other than amounts used for standby letters of credit, we do not have any borrowings under it, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities.

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

At January 30, 2016, our cash and cash equivalents totaled $1,021 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of January 30, 2016, $608 million of our cash and cash equivalents were held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 30, 2016, almost all of the investments were in institutions rated A or better from a major credit rating agency. Despite those ratings, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $544 million at January 30, 2016. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. As of January 30, 2016, we had $156 million of goodwill; this asset is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our strategic long-range plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill, and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

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

Our freight cost is affected by changes in fuel prices through surcharges. Increases in fuel prices and surcharges, among other factors, may increase freight costs and thereby increase our cost of sales. We enter into diesel fuel forward and option contracts to mitigate a portion of the risk associated with the variability caused by these surcharges.

We are subject to technology risks including failures, security breaches, and cybersecurity risks which could harm our business, damage our reputation, and increase our costs in an effort to protect against such risks.

Information technology is a critically important part of our business operations. We depend on information systems to process transactions, make operational decisions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center or data leakage of confidential information, either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

Our business involves the storage and transmission of customers’ personal information, including consumer preferences and credit card information. In an effort to enhance the security of our customers’ credit card information, during 2015 we implemented an encryption and tokenization platform for certain credit card transactions, whereby no credit card data is stored in our internal systems, with plans to expand this platform to the entire Company. We invest in security technology to protect the data stored by the Company, including our data and business processes, against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. We also maintain an IT Security Incident Response Plan and routinely perform a table-top exercise with key IT and business stakeholders.

While we believe that our security technology and processes follow leading practices in the prevention of security breaches and the mitigation of cybersecurity risks, given the ever-increasing abilities of those intent on breaching cybersecurity measures and given the necessity of our reliance on the security procedures of third-party vendors, the total security effort at any point in time may not be completely effective. Any such security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, increase operating costs associated with remediation, and harm our business. While we carry insurance that would mitigate the losses, such insurance may be insufficient to compensate us for potentially significant losses.

Risks associated with digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, telecommunications failures, denial of service attacks, and similar disruptions. Also, we may require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet cybersecurity risks, risks of system failure or inadequacy, governmental regulation, legal uncertainties with respect to Internet regulatory compliance, and collection of sales or other taxes by additional states or foreign jurisdictions. If any of these risks materializes, it could have a material adverse effect on our business.

The technology enablement of omni-channel in our business is complex and involves the development of a new digital platform and a new order management system in order to enhance the complete customer experience.

We continue to invest in initiatives geared towards delivering a high-quality, coordinated shopping experience online, in-stores, and on mobile, which requires substantial investment in technology, information systems, employees, and management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, software and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. If our omni-channel initiatives are not successful, or we do not realize the return on our omni-channel investments that we anticipate, our financial performance and future growth could be materially adversely affected.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management team. Our executive and senior management teams have substantial experience and expertise in our business and have made significant contributions to our recent growth and success. Our future performance depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future.

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

Changes in employment laws or regulation could harm our performance.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, paid time off, work scheduling, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, works council requirements, and union membership. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2015 were approximately 12.92 and 7.58 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Australia, and New Zealand.

The Company currently operates five distribution centers, of which two are owned and three are leased, occupying an aggregate of 2.9 million square feet. Three distribution centers are located in the United States, one in Germany, and one in the Netherlands. The location in Germany relates to the central warehouse distribution centers for the Runners Point Group store locations, as well as a distribution center for its direct-to-customer business. During 2014, we opened a new distribution center in Germany which provides us with increased capacity that will enable us to support the planned growth of both the store and direct-to-customer businesses. This larger distribution center also allowed us to consolidate the previous two locations in Germany during 2015.

We also own a cross-dock and manufacturing facility and operate a leased warehouse in the United States, both of which support our Team Edition apparel business.

Item 3.  Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Company, as of March 24, 2016, is set forth below:

President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Executive Officer North America	Stephen D. Jacobs
Executive Vice President and Chief Executive Officer International	Lewis P. Kimble
Executive Vice President — Operations Support	Robert W. McHugh
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President and Chief Human Resources Officer	Paulette R. Alviti
Senior Vice President — Real Estate	Jeffrey L. Berk
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President and Chief Information Officer	Pawan Verma
Vice President, Treasurer and Investor Relations	John A. Maurer

Richard A. Johnson, age 58, has served as President and Chief Executive Officer since December 1, 2014. Mr. Johnson previously served as Executive Vice President and Chief Operating Officer from May 16, 2012 through November 30, 2014. He served as Executive Vice President and Group President from July 2011 to May 15, 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Stephen D. Jacobs, age 53, has served as Executive Vice President and Chief Executive Officer North America since February 29, 2016. Mr. Jacobs has been with the Company for 18 years in positions of increasing responsibility. Mr. Jacobs previously served as Executive Vice President and Chief Executive Officer Foot Locker North America from December 1, 2014 through February 28, 2016. He served as President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from July 2011 to November 2014 and President and Chief Executive Officer of Champs Sports from January 2009 to June 2011.

Lewis P. Kimble, age 57, has served as Executive Vice President and Chief Executive Officer International since February 29, 2016. Mr. Kimble previously served as President and Chief Executive Officer of Foot Locker Europe from February 1, 2010 to February 28, 2016. Prior to that role Mr. Kimble led our business in Australia and New Zealand as Managing Director of Foot Locker Asia Pacific. Over his almost 40 years with the Company, Mr. Kimble has also held Vice President positions across multiple functions within the United States and Europe.

Robert W. McHugh, age 57, has served as Executive Vice President — Operations Support since July 2011. He served as Executive Vice President and Chief Financial Officer from May 2009 to July 2011.

Lauren B. Peters, age 54, has served as Executive Vice President and Chief Financial Officer since July 2011. She served as Senior Vice President — Strategic Planning from April 2002 to July 2011.

Paulette R. Alviti, age 45, has served as Senior Vice President and Chief Human Resources Officer since June 2013. From March 2010 to May 2013, Ms. Alviti served in various roles at PepsiCo, Inc.: SVP and Chief Human Resources Officer Asia, Middle East, Africa (February to May 2013); SVP Global Talent Acquisition and Deployment (July 2012 to February 2013); and SVP — Human Resources (March 2010 to July 2012). From March 2008 to March 2010, she served as VP — Human Resources of The Pepsi Bottling Group, Inc.

Jeffrey L. Berk, age 60, has served as Senior Vice President — Real Estate since February 2000.

Giovanna Cipriano, age 46, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 56, has served as Senior Vice President, General Counsel and Secretary since June 1, 2014. She previously served as Vice President, Associate General Counsel and Assistant Secretary from May 2007 to May 2014.

Pawan Verma, age 39, has served as Senior Vice President and Chief Information Officer since August 10, 2015. From February 2013 to July 2015, Mr. Verma served in various technology leadership roles at Target Corporation ranging from enterprise architecture, eCommerce, Mobile and digital, with his most recent role as Vice President-Digital Technology and API Platforms. From March 2011 to January 2013, he served as Sr. Director, eCommerce, Digital and Mobile of Convergys Corporation. He also served in various technology leadership roles at Verizon Wireless between October 2003 and February 2011.

John A. Maurer, age 56, has served as Vice President, Treasurer and Investor Relations since February 2011. Mr. Maurer served as Vice President and Treasurer from September 2006 to February 2011.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of January 30, 2016, the Company had 14,237 shareholders of record owning 136,976,809 common shares.

The following table provides the intra-day high and low sales prices for the Company’s common stock for the periods indicated below:

	2015		2014
	High	Low	High	Low
1st Quarter	$63.66	$52.12	$48.71	$36.65
2nd Quarter	71.07	60.14	52.07	46.20
3rd Quarter	77.25	63.02	58.40	47.90
4th Quarter	69.99	57.23	59.19	51.12

During each of the quarters of 2015, the Company declared a dividend of $0.25 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 17, 2016, the Board of Directors declared a quarterly dividend of $0.275 per share to be paid on April 29, 2016. This dividend represents a 10 percent increase over the Company’s previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
Nov. 1, 2015 – Nov. 28, 2015	1,305,157	$62.63	1,300,000	$658,881,376
Nov. 29, 2015 – Jan. 2, 2016	219,484	64.76	219,484	644,668,097
Jan. 3, 2016 – Jan. 30, 2016	124,418	63.20	123,616	636,854,327
	1,649,059	62.96	1,643,100
(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested during the quarter, stock swaps, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 17, 2015, the Board of Directors approved a 3-year, $1 billion share repurchase program extending through January 2018. Through January 30, 2016, 5.6 million shares of common stock were purchased under this program, for an aggregate cost of $363 million.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 400 Retailing Index and the Russell Midcap Index.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Indexed Share Price Performance

$500
$400
$300
$200
$100
$0
1/29/2011
1/28/2012
2/2/2013
2/1/2014
1/31/2015
1/30/2016
Foot Locker, Inc.
S&P 400 Retailing Index
Russell Midcap Index

	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Foot Locker, Inc.	$100.00	$153.23	$204.76	$233.92	$328.29	$423.20
S&P 400 Retailing Index	$100.00	$121.84	$150.82	$170.21	$206.94	$181.10
Russell Midcap Index	$100.00	$103.82	$123.03	$150.86	$171.46	$158.80

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2015	2014	2013	2012(1)	2011
	(in millions, except per share amounts)
Summary of Operations
Sales	$7,412	7,151	6,505	6,182	5,623
Gross margin	2,505	2,374	2,133	2,034	1,796
Selling, general and administrative expenses	1,415	1,426	1,334	1,294	1,244
Litigation, impairment and other charges	105	4	2	12	5
Depreciation and amortization	148	139	133	118	110
Interest expense, net	4	5	5	5	6
Other income	(4)	(9)	(4)	(2)	(4)
Net income	541	520	429	397	278
Per Common Share Data
Basic earnings	3.89	3.61	2.89	2.62	1.81
Diluted earnings	3.84	3.56	2.85	2.58	1.80
Common stock dividends declared per share	1.00	0.88	0.80	0.72	0.66
Weighted-average Common Shares Outstanding
Basic earnings	139.1	143.9	148.4	151.2	153.0
Diluted earnings	140.8	146.0	150.5	154.0	154.4
Financial Condition
Cash, cash equivalents, and short-term investments	$1,021	967	867	928	851
Merchandise inventories	1,285	1,250	1,220	1,167	1,069
Property and equipment, net	661	620	590	490	427
Total assets	3,775	3,577	3,487	3,367	3,050
Long-term debt and obligations under capital leases	130	134	139	133	135
Total shareholders’ equity	2,553	2,496	2,496	2,377	2,110
Financial Ratios
Sales per average gross square foot(2)	$504	490	460	443	406
SG&A as a percentage of sales	19.1%	19.9	20.5	20.9	22.1
Earnings before interest and taxes (EBIT)	$841	814	668	612	441
EBIT margin	11.3%	11.4	10.3	9.9	7.8
EBIT margin (non-GAAP)(3)	12.8%	11.4	10.4	9.9	7.9
Net income margin	7.3%	7.3	6.6	6.4	4.9
Net income margin (non-GAAP)(3)	8.2%	7.3	6.6	6.2	5.0
Return on assets (ROA)	14.7%	14.7	12.5	12.4	9.4
Return on invested capital (ROIC)(3)	15.8%	15.0	14.1	14.2	11.8
Net debt capitalization percent(3),(4)	47.4%	43.4	42.5	37.2	36.0
Current ratio	3.7	3.5	3.8	3.7	3.8
Other Data
Capital expenditures	$228	190	206	163	152
Number of stores at year end	3,383	3,423	3,473	3,335	3,369
Total selling square footage at year end (in millions)	7.58	7.48	7.47	7.26	7.38
Total gross square footage at year end (in millions)	12.92	12.73	12.71	12.32	12.45
(1)	2012 represents the 53 weeks ended February 2, 2013.
(2)	Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2012 amount has been calculated excluding the sales of the 53rd week.
(3)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)	Represents total debt and obligations under capital leases, net of cash, cash equivalents, and short-term investments. Additionally, this calculation includes the present value of operating leases, and accordingly is considered a non-GAAP measure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, SIX:02, Kids Foot Locker, Champs Sports, Footaction, Runners Point and Sidestep. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., and our international ecommerce businesses, which sell to customers through their Internet and mobile sites and catalogs.

The Foot Locker brand is one of the most widely recognized names in the markets in which the Company operates, epitomizing premium quality for the active lifestyle customer. This brand equity has aided the Company’s ability to successfully develop and increase its portfolio of complementary retail store formats, such as Lady Foot Locker, and Kids Foot Locker, as well as Footlocker.com, its direct-to-customer business. Through various marketing channels, including broadcast, digital, social, print, and various sports sponsorships and events, the Company reinforces its image with a consistent message — namely, that it is the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
						(in thousands)
	January 31, 2015	Opened	Closed	January 30, 2016	Relocations/ Remodels	Selling	Gross
Foot Locker US	1,015	8	52	971	54	2,451	4,234
Foot Locker Europe	603	16	13	606	34	863	1,884
Foot Locker Canada	126	1	2	125	8	279	435
Foot Locker Asia Pacific	91	4	1	94	6	128	210
Lady Foot Locker	198	—	42	156	—	208	352
SIX:02	15	15	—	30	—	62	101
Kids Foot Locker	357	27	10	374	44	602	1,029
Footaction	272	13	17	268	20	800	1,303
Champs Sports	547	10	7	550	41	1,947	2,972
Runners Point	116	10	5	121	2	158	259
Sidestep	83	7	2	88	—	82	139
Total	3,423	111	151	3,383	209	7,580	12,918

Athletic Stores

The Company operates 3,383 stores in the Athletic Stores segment. The following is a brief description of the Athletic Stores segment’s operating businesses and their respective taglines:

Foot Locker — “Approved” — Foot Locker is a leading global athletic footwear and apparel retailer, which caters to the sneaker enthusiast — If it’s at Foot Locker, it’s Approved. Its stores offer the latest in athletically-inspired footwear and apparel, manufactured primarily by the leading athletic brands. Foot Locker provides the best selection of premium products for a wide variety of activities, including basketball, running, and training. Additionally, we operate 199 House of Hoops, primarily a shop-in-shop concept, which sells premier basketball-inspired footwear and apparel. Foot Locker’s 1,796 stores are located in 23 countries including 971 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 125 in Canada, 606 in Europe, and a combined 94 in Australia and New Zealand. The domestic stores have an average of 2,500 selling square feet and the international stores have an average of 1,500 selling square feet.

Lady Foot Locker  — “The Place for Her” — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to active women. Its stores carry major athletic footwear, apparel, and accessories brands designed for a variety of activities, including running, walking, training, and fitness. Lady Foot Locker operates 156 stores that are located in the United States and Puerto Rico. These stores have an average of 1,300 selling square feet.

SIX:02  — “It’s Your Time” — SIX:02 is an elevated retail concept designed for the modern woman, featuring top brands in athletic-inspired style. The apparel, footwear, and accessories assortments are carefully curated to inspire her best self-expression — in the gym and out of it. This banner has unique local fitness and fashion partners in each market and also leverages top celebrity and social influencers to connect meaningfully to all aspects of a woman’s life. SIX:02 operates 30 stores in the United States and have an average of 2,100 selling square feet.

Kids Foot Locker — “Go Big” — Kids Foot Locker is a youth athletic retailer that offers the largest selection of brand-name athletic footwear, apparel and accessories for young athletes. Its stores feature an environment geared to appeal to both parents and children. Of its 374 stores, 349 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 18 in Europe, and 7 in Canada. These stores have an average of 1,600 selling square feet.

Footaction — “Own It” — Footaction is a national athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style. The primary customer is a style-obsessed, confident, influential young male who is always dressed to impress. Its 268 stores are located throughout the United States and Puerto Rico and focus on authentic, premium product. The Footaction stores have an average of 3,000 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. Its product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to differentiate itself from other mall-based stores by presenting complete head-to-toe merchandising stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of its 550 stores, 519 are located throughout the United States, Puerto Rico, and the U.S. Virgin Islands and 31 in Canada. The Champs Sports stores have an average of 3,500 selling square feet.

Runners Point — “Your Way, Our Passion” — Runners Point specializes in running footwear, apparel, and equipment for performance and lifestyle purposes. Its 121 stores are located in Germany, Austria and Switzerland. This banner caters to local running communities providing technical products, training tips and access to local running and group events. The Runners Point stores have an average of 1,300 selling square feet.

Sidestep — “Sneaker Lifestyle” — Sidestep is a predominantly sports fashion footwear banner. Its 88 stores are located in Germany, Austria, the Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion consumer. Sidestep stores have an average of 900 selling square feet.

Direct-to-Customers

The Company’s Direct-to-Customers segment is multi-branded and sells directly to customers through its Internet and mobile sites and catalogs. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, and sp24.com. Additionally, this segment includes the websites aligned with the brand names of its store banners (footlocker.com, ladyfootlocker.com, six02.com kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu, runnerspoint.com, and sidestep-shoes.com). These sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between ecommerce and store banners.

Eastbay — “First Choice For Athletes” — Eastbay is among the largest direct marketers in the United States, providing serious high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, team licensed, and private-label merchandise for a broad range of sports.

Franchise Operations

The Company has two separate ten-year agreements with third parties for the operation of Foot Locker stores located within the Middle East and the Republic of Korea. The franchised stores located in Germany operate under the Runners Point banner. A total of 64 franchised stores were operating at January 30, 2016, of which 40 were operating in the Middle East, 16 in Germany, and 8 in the Republic of Korea. During 2015, the Company completed an acquisition from Futura Sport AG of 10 Runners Point and Sidestep stores, which were previously franchise stores. Royalty income from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

In the following tables, the Company has presented certain financial measures and ratios identified as non-GAAP. The Company believes this non-GAAP information is useful to investors because it allows for a more direct comparison of the Company’s performance for 2015 as compared with prior years and is useful in assessing the Company’s progress in achieving its long-term financial objectives. The following represents a reconciliation of the non-GAAP measures discussed throughout the Overview of Consolidated Results:

	2015	2014	2013
	(in millions, except per share amounts)
Sales	$7,412	$7,151	$6,505
Pre-tax income:
Income before income taxes	$837	$809	$663
Pre-tax amounts excluded from GAAP:
Pension litigation charge	100	—	—
Impairment and other charges	5	4	2
Runners Point Group integration and acquisition costs	—	2	6
Gain on sale of real estate	—	(4)	—
Total pre-tax amounts excluded	105	2	8
Income before income taxes (non-GAAP)	$942	$811	$671
Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$837	$809	$663
Interest expense, net	4	5	5
EBIT	$841	$814	$668
Income before income taxes (non-GAAP)	$942	$811	$671
Interest expense, net	4	5	5
EBIT (non-GAAP)	$946	$816	$676
EBIT margin %	11.3%	11.4%	10.3%
EBIT margin % (non-GAAP)	12.8%	11.4%	10.4%
After-tax income:
Net income	$541	$520	$429
After-tax amounts excluded from GAAP:
Pension litigation charge	61	—	—
Impairment and other charges	4	3	1
Runners Point Group acquisition and integration costs	—	2	5
Gain on sale of property	—	(3)	—
Settlement of foreign tax audits	—	—	(3)
Net income (non-GAAP)	$606	$522	$432
Net income margin %	7.3%	7.3%	6.6%
Net income margin % (non-GAAP)	8.2%	7.3%	6.6%
Diluted earnings per share:
Net income	$3.84	$3.56	$2.85
Pension litigation charge	0.43	—	—
Impairment and other charges	0.02	0.02	0.01
Runners Point Group acquisition and integration costs	—	0.01	0.03
Gain on sale of property	—	(0.01)	—
Settlement of foreign tax audits	—	—	(0.02)
Net income (non-GAAP)	$4.29	$3.58	$2.87

The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal tax rate to each of the respective items. During 2013, the Company recorded a benefit of $3 million, or $0.02 per diluted share, to reflect the settlement of foreign tax audits, which resulted in a reduction in tax reserves established in prior periods.

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

The closest U.S. GAAP measure is Return on Assets (“ROA”) and is also represented below. ROA remained unchanged compared with the prior year. Our ROIC improvement is due to an increase in our non-GAAP earnings before interest and income taxes, partially offset by an increase in our average invested capital, primarily related to an increase in capitalized operating leases. This reflected the inclusion of the new headquarters lease and the effect of opening larger stores supporting the various shop-in-shop initiatives.

	2015	2014	2013
ROA(1)	14.7%	14.7%	12.5%
ROIC % (non-GAAP)(2)	15.8%	15.0%	14.1%
(1)	Represents net income of $541 million, $520 million, and $429 million divided by average total assets of $3,676 million, $3,532 million, and $3,427 million for 2015, 2014, and 2013, respectively.
(2)	See below for the calculation of ROIC.

	2015	2014	2013
	($ in millions)
EBIT (non-GAAP)	$946	$816	$676
+ Rent expense	640	635	600
- Estimated depreciation on capitalized operating leases(3)	(498)	(482)	(443)
Net operating profit	1,088	969	833
- Adjusted income tax expense(4)	(391)	(347)	(298)
= Adjusted return after taxes	$697	$622	$535
Average total assets	$3,676	$3,532	$3,427
- Average cash, cash equivalents and short-term investments	(994)	(917)	(898)
- Average non-interest bearing current liabilities	(697)	(659)	(630)
- Average merchandise inventories	(1,268)	(1,235)	(1,194)
+ Average estimated asset base of capitalized operating leases(3)	2,346	2,093	1,829
+ 13-month average merchandise inventories	1,337	1,325	1,269
= Average invested capital	$4,400	$4,139	$3,803
ROIC %	15.8%	15.0%	14.1%
(3)	The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 2.5 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease. The capitalized operating leases and related income statements amounts disclosed above do not reflect the requirements of the recently issued Accounting Standards Update 2016-02, Leases.
(4)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

Overview of Consolidated Results

In March 2015, the Company updated its long-range plan and long-term financial objectives as presented below. The following represents our results and our progress towards meeting the updated objectives. Non-GAAP results are presented for all the periods.

	Long-term Objectives	2015	2014	2013
Sales ($ in millions)	$10,000	$7,412	$7,151	$6,505
Sales per gross square foot	$600	$504	$490	$460
EBIT margin	12.5%	12.8%	11.4%	10.4%
Net income margin	8.5%	8.2%	7.3%	6.6%
ROIC	17.0%	15.8%	15.0%	14.1%

Highlights of our 2015 financial performance include:

•	Sales and comparable-store sales, as noted in the table below, both increased and continued to benefit from exciting assortments and enhanced store formats across our various banners, as well as improved performance of the Company’s store banner.com websites.

	2015	2014	2013
Sales increase	3.6%	9.9%	6.6%
Comparable-store sales increase	8.5%	8.0%	4.2%
•	The following represents the percentage of sales from each of the major product categories:

	2015	2014	2013
Footwear sales	82%	79%	77%
Apparel and accessories sales	18%	21%	23%
•	Sales from the Direct-to-Customers segment increased 9.1 percent to $944 million, compared with $865 million in 2014 and increased 60 basis points as a percentage of total sales to 12.7 percent. The direct business has been steadily increasing over the last several years, led by the growth in the store banners’ ecommerce sales.
•	Gross margin, as a percentage of sales, increased by 60 basis points to 33.8 percent in 2015. The improvement was driven by a decrease in the occupancy and buyers’ expense rate coupled with an increase in the merchandise margin rate. These reflect effective leverage on higher sales and a lower markdown rate.
•	SG&A expenses on a constant currency basis were 19.2 percent of sales, a decrease of 70 basis points as compared with the prior year, as we continued to diligently manage expenses.
•	EBIT margin was 12.8 percent, surpassing the long-term financial objective and reflecting the strong earnings generated during 2015.
•	Net income on a non-GAAP basis was $606 million, or $4.29 diluted earnings per share, an increase of 19.8 percent from the prior-year period.
•	The Company ended the year in a strong financial position. At year end, the Company had $891 million of cash and cash equivalents, net of debt and obligations under capital leases. Cash and cash equivalents at January 30, 2016 were $1,021 million, representing an increase of $54 million as compared with last year. This improvement reflects earnings strength and the successful execution of various key initiatives noted in the items below.
•	Net cash provided by operating activities was $745 million, representing a $33 million increase over last year.
•	Cash capital expenditures during 2015 totaled $228 million and were primarily directed to the remodeling or relocation of 209 stores, the build-out of approximately 100 new stores, as well as other technology and infrastructure projects.
•	During 2015 we returned significant value to our shareholders. Dividends totaling $139 million were declared and paid during 2015, and a total of 6.7 million shares were repurchased under our share repurchase program at a cost of $419 million.
•	ROIC increased to 15.8 percent as compared to the prior year result of 15.0 percent, reflecting profitability improvements and a disciplined approach to capital spending.

Summary of Consolidated Statements of Operations

	2015	2014	2013
	(in millions, except per share data)
Sales	$7,412	$7,151	$6,505
Gross margin	2,505	2,374	2,133
Selling, general and administrative expenses	1,415	1,426	1,334
Depreciation and amortization	148	139	133
Interest expense, net	4	5	5
Net income	$541	$520	$429
Diluted earnings per share	$3.84	$3.56	$2.85

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

Sales of $7,412 million in 2015 increased by 3.6 percent from sales of $7,151 million in 2014, this represented a comparable-store sales increase of 8.5 percent. Excluding the effect of foreign currency fluctuations, sales increased 8.9 percent as compared with 2014. Sales of $7,151 million in 2014 increased by 9.9 percent from sales of $6,505 million in 2013, this represented a comparable-store sales increase of 8.0 percent. Excluding the effect of foreign currency fluctuations and sales of Runners Point Group, sales increased 8.5 percent as compared with 2013.

Gross Margin

	2015	2014	2013
Gross margin rate	33.8%	33.2%	32.8%
Basis point increase in the gross margin rate	60	40
Components of the increase-
Merchandise margin rate improvement/(decline)	30	(30)
Lower occupancy and buyers’ compensation expense rate	30	70

The gross margin rate improved by 60 basis points during 2015 as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, the gross margin rate improved by 70 basis points in 2015. The improvement was driven by both an improved merchandise margin rate and a decrease in the occupancy and buyers’ compensation rate reflecting improved sales leverage. The improvement in the merchandise margin rate primarily reflected an enhanced ability to achieve full-priced selling, as fewer markdowns were needed due to the freshness of inventory.

Gross margin in 2014 improved 40 basis points to 33.2 percent as compared with 2013. This improvement reflected a decrease in the occupancy and buyers’ compensation rate, which reflected improved leverage of primarily fixed costs. Merchandise margin declined by 30 basis points in 2014 as the cost of merchandise increased as compared with 2013. This primarily reflected the effect of lower initial markups driven by supplier and category mix, and lower shipping and handling margin, partially offset by lower markdowns.

Selling, General and Administrative Expenses (SG&A)

	2015	2014	2013
	($ in millions)
SG&A	$1,415	$1,426	$1,334
$ Change	$(11)	$92
% Change	(0.8)%	6.9%
SG&A as a percentage of sales	19.1%	19.9%	20.5%

Excluding the effect of foreign currency fluctuations, SG&A increased by $72 million for 2015 as compared with 2014. The increase was driven by higher variable expenses to support sales, such as store wages and banking expenses. As a percentage of sales, SG&A improved 80 basis points representing improved leverage on our sales increase. Consistent with the prior year, this improvement reflects effective expense management, specifically store wage improvements due to productivity gains reflecting the continued utilization of hiring and scheduling tools.

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

Depreciation and Amortization

	2015	2014	2013
	($ in millions)
Depreciation and Amortization	$148	$139	$133
$ Change	9	6
% Change	6.5%	4.5%

Excluding the effect of foreign currency fluctuations, depreciation and amortization increased $17 million in 2015. On a constant currency basis, the increases in each year presented reflect increased capital spending on store improvements, our digital sites and other various technologies. In addition, the 2014 amount included $2 million of capital accrual adjustments made during the third quarter of 2014, which reduced depreciation and amortization.

Pension Litigation Charge

During the third quarter of 2015, the Company recorded a $100 million pension litigation charge ($61 million after-tax or $0.43 per diluted share). This charge relates to a class action in which the plaintiffs alleged that the Company failed to properly disclose the effects of the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula. In September 2015, the court ruled in favor of the plaintiffs and issued a decision ordering that the pension plan be reformed. The Company is appealing the court’s decision, and the judgment has been stayed pending the outcome of the appeal. The Company’s reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, the Company recorded a pre-tax charge of $100 million. Please see Item 8. “Consolidated Financial Statements and Supplementary Data,” Note 23, Legal Proceedings for further information.

Interest Expense, Net

	2015	2014	2013
	($ in millions)
Interest expense	$11	$11	$11
Interest income	(7)	(6)	(6)
Interest expense, net	$4	$5	$5
Weighted-average interest rate (excluding fees)	7.2%	7.2%	7.1%

Net interest expense decreased by $1 million in 2015 as compared with 2014, reflecting increased income due to higher interest rates. Net interest expense in 2014 was essentially unchanged from 2013. The Company did not have any short-term borrowings, other than amounts outstanding in connection with capital leases, for any of the periods presented.

Income Taxes

The effective tax rate for 2015 was 35.4 percent, as compared with 35.7 percent in 2014. The Company regularly assesses the adequacy of the provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The effective tax rate for 2015 and 2014 includes reserve releases totaling $4 million and $5 million, respectively, due to audit settlements and lapses of statutes of limitations.

In 2015, the Company recorded a pension-related litigation charge of $100 million with a related tax benefit of $39 million. This litigation charge reduced the overall effective rate because it reduced the proportion of the Company’s worldwide income taxed in the United States, where the tax rates are the highest.

Excluding the reserve releases in 2015 and in 2014 and the effect of the pension litigation charge, the effective tax rate for 2015 was essentially unchanged as compared with 2014.

The effective tax rate for 2014 was 35.7 percent, as compared with 35.3 percent in 2013. Excluding the reserve releases, the effective tax rate for 2014 increased as compared with 2013 primarily due to the higher proportion of income earned in the United States, which is a higher tax jurisdiction.

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

	2015	2014	2013
	($ in millions)
Sales
Athletic Stores	$6,468	$6,286	$5,790
Direct-to-Customers	944	865	715
	$7,412	$7,151	$6,505
Operating Results
Athletic Stores	$872	$777	$656
Direct-to-Customers	142	109	84
Division profit	1,014	886	740
Less: Pension litigation charge	100	—	—
Less: Corporate expense	77	81	76
Operating profit	837	805	664
Other income	4	9	4
Earnings before interest expense and income taxes	841	814	668
Interest expense, net	4	5	5
Income before income taxes	$837	$809	$663

Athletic Stores

	2015	2014	2013
	($ in millions)
Sales	$6,468	$6,286	$5,790
$ Change	$182	$496
% Change	2.9%	8.6%
Division profit	$872	$777	$656
Division profit margin	13.5%	12.4%	11.3%

2015 compared with 2014

Excluding the effect of foreign currency fluctuations, sales from the Athletic Stores segment increased 8.6 percent. Comparable-store sales increased by 7.6 percent. Foot Locker Europe and Foot Locker Asia Pacific led the comparable-stores sales increase. Foot Locker Europe generated double digit comparable-store gains in footwear, apparel, and accessories. The increase in footwear was primarily related to sales of classic court styles, lifestyle running, and men’s basketball. Apparel sales experienced gains in both the branded and private label categories.

The strong performance internationally was partially offset by the underperformance of the Runners Point and Sidestep stores. The sales decline at our Runners Point and Sidestep stores reflected the continued segmentation process and the overreliance on a few key running styles. Our segmentation process includes better defining product offerings and executing upon our multi-banner strategy in the European market. We are broadening the assortment in the Runners Point stores beyond performance running to include more lifestyle running products, while the Sidestep stores are being shifted to lifestyle and casual footwear. We continue to refine this segmentation strategy, which we believe will position these banners to contribute to our further success in Europe.

Domestically, sales increases were led by Foot Locker and Kids Foot Locker with all formats generating a comparable-store sales increase. Running and basketball were the strongest drivers of footwear sales. The Jordan brand, as well as the rise of new marquee styles contributed to the growth in the basketball category. Children’s footwear sales also performed well across all of the divisions. Sales continue to benefit from the expansion of shop-in-shop partnerships with our key vendors. The Company opened more than 40 shop-in-shops during the year, including 21 House of Hoops shops in partnership with Nike.

While Lady Foot Locker/SIX:02’s overall sales declined slightly in 2015, the combined banners produced a mid-single digit comparable-store sales gain, the seventh consecutive quarter with a comparable-store sales gain. The comparable-store gain was led by both footwear and apparel, partially offset by a decline in accessories. The overall sales decline reflects 42 Lady Foot Locker store closures, partially offset by the opening of 15 SIX:02 stores during the year. The SIX:02 banner provides the female customer with elevated, athletic-inspired product assortments featuring top brands. During 2015, we continued to work with our vendors to refine this assortment to include more fashion styles. This initiative, as well other actions to promote brand development, will continue into 2016.

Champs Sports generated a low single digit comparable-store sales increase driven by gains in footwear sales partially offset by declines in apparel and accessories. The decline in apparel primarily reflects the continuation of the customer’s shift away from licensed apparel.

Division profit increased by $95 million to $872 million in 2015 as compared with last year reflecting higher sales and an improved gross margin rate. Variable expenses, such as store wages, were also diligently managed, resulting in an improved SG&A rate. Due to the underperformance of the Runners Point and Sidestep stores during 2015, an impairment review was performed. The review resulted in an impairment charge totaling $4 million, which was recorded to write down long-lived assets such as store fixtures and leasehold improvements for 61 stores.

2014 compared with 2013

Excluding the effect of foreign currency fluctuations, primarily related to the euro and Canadian dollar, sales from the Athletic Stores segment increased by 9.4 percent in 2014. Comparable-store sales increased by 6.7 percent. This segment included $133 million of incremental sales related to the Runners Point stores, which were acquired in early July 2013. Excluding the sales of the Runners Point stores, the comparable-store gain was primarily driven by Kids Foot Locker, Foot Locker U.S., Footaction, and Foot Locker Europe. While Lady Foot Locker’s overall sales declined in 2014, the banner generated a comparable-store gain for the year. The shift into more performance oriented assortments has resonated with our customers, as both footwear and apparel grew on a comparable-store basis. The overall Lady Foot Locker sales decrease in 2014 primarily reflected a net decline of 44 stores.

Basketball, running, and children’s footwear were strong drivers of sales increases. Sales of basketball footwear were driven by Jordan and key marquee player styles, while running shoes from Nike and Adidas had strong results. Additionally, children’s footwear continued to perform well across multiple divisions. Apparel sales were challenging primarily in Foot Locker Europe and Champs Sports, as customers have shifted away from certain lifestyle and licensed apparel programs, which had previously driven strong results. This segment benefitted from strong banner differentiation, which has created unique store designs and product assortments which have resonated with customers and enhanced the shopping experience.

Included in 2014 division profit was a $1 million impairment charge related to the write-down of a trade name for our stores operating in the Republic of Ireland, reflecting historical and projected underperformance. Additionally, a $1 million charge was recorded to fully write down the value of a private-label brand acquired as part of the Runners Point Group acquisition, as a result of exiting the product line. The overall division profit improvement in 2014 primarily reflected higher sales, an improved gross margin rate, and effective control over variable expenses, such as store wages.

Direct-to-Customers

	2015	2014	2013
	($ in millions)
Sales	$944	$865	$715
$ Change	$79	$150
% Change	9.1%	21.0%
Division profit	$142	$109	$84
Division profit margin	15.0%	12.6%	11.7%

2015 compared with 2014

Excluding the effect of foreign currency fluctuations, sales of the Direct-to-Customers segment increased 10.6 percent as compared with the prior year, while comparable sales increased by 14.4 percent. The increase was primarily a result of continued strong sales performance of the Company’s domestic store-banner websites, as well as growth in our international ecommerce business, particularly in Europe. Of the total increase, sales from our U.S. store-banner websites comprised the majority of the increase. The growth in ecommerce reflects the continued elevation of the connection between the in-store experience and the banner websites, as well as the development of features and functionality to deliver an enhanced digital experience. These increases were partially offset by the 2014 closure of the CCS direct business. The strongest category for this segment was footwear, led by basketball and casual styles. Apparel increased slightly as compared with the prior year, which primarily reflected gains in the branded apparel category.

This segment generated a division profit increase of $33 million as compared with 2014, which represented a division profit margin improvement of 240 basis points. The increase was the result of strong flow-through of sales to profit, resulting from improved gross margins due to more full-price selling and effective expense management. The improvement in gross margin was due, in part, to the fact that 2014 was negatively affected by the liquidation of the CCS merchandise. Division profit in 2015 included a $1 million impairment charge to write down the value of the SP24.com ecommerce trade name, which was acquired with the Runners Point Group. SP24.com is a clearance website that has been deemphasized as we focus on full-priced selling on the websites aligned with the stores banners.

2014 compared with 2013

Comparable sales increased 17.8 percent as compared to 2013, led by basketball and running footwear. The Direct-to-Customers segment included $18 million of incremental sales related to the ecommerce division of Runners Point Group, which the Company acquired during the second quarter of 2013. Excluding those sales, the increase was primarily a result of continued strong sales performance related to the Company’s store-banner websites both in the U.S. and in Europe, as well as increased Eastbay sales. Of the total increase, sales from our U.S. store-banner websites comprised the majority of the increase, which reflected the continued success of several initiatives, including the improvement of connectivity of the store banners to the ecommerce sites, enhancements to the mobile ecommerce sites, investments in technology to improve the shopping experience, and investments in making the sites more engaging. These increases were offset, in part, by a decline in the CCS business, which transitioned to the Eastbay banner during the third quarter of 2014.

Division profit increased by $25 million as compared to 2013, representing a division profit margin improvement of 90 basis points. The 2014 results included a $2 million impairment charge related to the CCS business, which was triggered by the Company’s decision to transition the skate business to the Eastbay banner. Gross margin was negatively affected by the liquidation of the CCS merchandise and the effects of providing additional free shipping offers. Notwithstanding this, the increase in division profit was the result of strong flow-through of sales to profit and good expense management.

Corporate Expense

	2015	2014	2013
	($ in millions)
Corporate expense	$77	$81	$76
$ Change	$(4)	$5

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $11 million, $13 million, and $12 million in 2015, 2014, and 2013, respectively.

Corporate expense decreased by $4 million in 2015 as compared with the prior year. Depreciation and amortization included in corporate expense decreased by $2 million. The annual adjustment of the allocation of corporate expense to the operating divisions reduced corporate expense by $5 million. These decreases were offset by $3 million of costs incurred in late 2015 relating to the spring 2016 relocation of our corporate headquarters within New York City.

Corporate expense increased by $5 million in 2014 as compared with 2013. This increase was primarily related to incentive compensation and legal costs, which increased $8 million and $2 million, respectively. Additionally, depreciation and amortization included in corporate expense increased by $1 million. These increases were partially offset by the annual adjustment to the allocation of corporate expense to the operating divisions, which reduced corporate expense by $4 million. In addition, acquisition and integration costs related to Runners Point Group were $4 million less in 2014 than in 2013.

Liquidity and Capital Resources

Liquidity

The Company’s primary source of liquidity has been cash flow from earnings, while the principal uses of cash have been: to fund inventory and other working capital requirements; to finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; to make retirement plan contributions, quarterly dividend payments, and interest payments; and to fund other cash requirements to support the development of its short-term and long-term operating strategies.

The Company generally finances real estate with operating leases. Management believes its cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

As of January 30, 2016, the Company had $1,021 million of cash and cash equivalents, of which $608 million was held in foreign jurisdictions. Because we plan to permanently reinvest our foreign earnings, in accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries. Depending on the source, amount, and timing of a repatriation, some tax may be payable. The Company believes that its cash invested domestically and future domestic cash flows are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of January 30, 2016, approximately $637 million remained available under the Company’s current $1 billion share repurchase program.

On February 17, 2016, the Board of Directors declared a quarterly dividend of $0.275 per share to be paid on April 29, 2016, representing a 10 percent increase over the Company’s previous quarterly per share amount.

As discussed further in the Legal Proceedings note under “Item 8. Financial Statements and Supplementary Data,” the Company recorded a pre-tax charge of $100 million ($61 million after-tax) in 2015. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeals process can be lengthy. The pension plan is sufficiently funded to absorb a $100 million liability and, accordingly, we do not anticipate the need to make any additional pension contributions in the near term in connection with this matter. The timing and the amount of any future contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Maintaining access to merchandise that the Company considers appropriate for its business may be subject to the policies and practices of its key suppliers. Therefore, the Company believes that it is critical to continue to maintain satisfactory relationships with its key suppliers. In 2015 and 2014, the Company purchased approximately 90 percent and 89 percent, respectively, of its merchandise from its top five suppliers and expects to continue to obtain a significant percentage of its athletic product from these suppliers in future periods. Approximately 72 percent in 2015 and 73 percent in 2014 was purchased from one supplier — Nike, Inc.

The Company’s 2016 planned capital expenditures and lease acquisition costs are approximately $297 million. Planned capital expenditures are $292 million and planned lease acquisition costs related to the Company’s operations in Europe are $5 million. The Company’s planned capital expenditures reflect $210 million focused on elevating the customer’s in-store experience. It also includes the remodeling and expansion of over 250 existing stores, the planned opening of approximately 90 stores primarily related to Kids Foot Locker in the U.S. and Europe, as well as the continued expansion of the Foot Locker banner in Europe. Planned spending for 2016 also includes $82 million for the development of information systems, including a new ecommerce order management system, websites, infrastructure, and costs related to the relocation of our corporate headquarters within New York City. The Company has the ability to revise and reschedule much of the anticipated capital expenditure program, should the Company’s financial position require it.

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

	2015	2014	2013
	($ in millions)
Net cash provided by operating activities	$745	$712	$530
Capital expenditures	(228)	(190)	(206)
Free cash flow (non-GAAP)	$517	$522	$324

Operating Activities

	2015	2014	2013
	($ in millions)
Net cash provided by operating activities	$745	$712	$530
$ Change	$33	$182

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, deferred income taxes, share-based compensation expense and related tax benefits.

The improvements in both 2015 and 2014 represented the Company’s earnings strength and working capital improvements. During 2015, the Company contributed $4 million to its U.S. qualified pension plans as compared with $6 million contributed to its Canadian qualified pension plan in 2014. Pension contributions were $2 million in 2013. The amounts and timing of pension contributions are dependent on several factors, including asset performance. Cash paid for income taxes was $283 million, $251 million, and $175 million for 2015, 2014, and 2013, respectively.

Investing Activities

	2015	2014	2013
	($ in millions)
Net cash used in investing activities	$230	$176	$248
$ Change	$54	$(72)

Capital expenditures in 2015 were $228 million, an increase of $38 million compared with the prior year. Current year capital expenditures primarily related to the remodeling of 209 stores, the build-out of 111 new stores, preparing for our corporate headquarters relocation within New York City, and other corporate technology projects. Capital expenditures in 2014 were $190 million, primarily related to the remodeling of 319 stores, the build-out of 86 new stores, and various corporate technology upgrades. This was a decrease of $16 million as compared with 2013, as the timing of certain projects shifted to 2015. As of the end of fiscal 2015, approximately 30 percent of our domestic Foot Locker and Champs Sports stores and approximately 20 percent of the Footaction stores have been remodeled to the current store format.

During the third quarter of 2015, the Company completed an asset acquisition for $2 million involving 10 previously franchised Runners Point and Sidestep stores in Switzerland.

During 2014, the Company sold real estate for proceeds of $5 million and recorded a gain on sale of $4 million. In addition, maturities of short-term investments totaled $9 million in 2014. This compares with net sales and maturities of short-term investments of $37 million during 2013. The activity during 2013 included the purchase of Runners Point Group for $81 million, net of cash acquired.

Financing Activities

	2015	2014	2013
	($ in millions)
Net cash used in financing activities	$456	$401	$309
$ Change	$55	$92

Cash used in financing activities consists primarily of the Company’s return to shareholders initiatives, including its share repurchase program and cash dividend payments, as follows:

	2015	2014	2013
	($ in millions)
Share repurchases	$419	$305	$229
Dividends paid on common stock	139	127	118
Total returned to shareholders	$558	$432	$347

During 2015, 2014, and 2013, the Company repurchased 6,693,100 shares, 5,888,698 shares, and 6,424,286 shares of its common stock under its share repurchase programs, respectively. Additionally, the Company declared and paid dividends representing a quarterly rate of $0.25, $0.22, and $0.20 per share in 2015, 2014, and 2013, respectively.

Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $69 million, $22 million, and $30 million for 2015, 2014, and 2013, respectively. In connection with stock option exercises, the Company recorded excess tax benefits related to share-based compensation of $35 million, $12 million, and $9 million for 2015, 2014, and 2013, respectively.

The financing activity also includes payments on capital lease obligations of $2 million, $3 million, and $1 million for 2015, 2014, and 2013, respectively. These obligations were recorded in connection with the acquisition of the Runners Point Group.

Capital Structure

The 2011 Restated Credit Agreement provides for a $200 million asset based revolving credit facility maturing on January 27, 2017. In addition, during the term of the 2011 Restated Credit Agreement, the Company may make up to four requests for additional credit commitments in an aggregate amount not to exceed $200 million. Interest is based on the LIBOR rate in effect at the time of the borrowing plus a 1.25 to 1.50 percent margin depending on certain provisions as defined in the 2011 Restated Credit Agreement. The 2011 Restated Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including certain inventory assets, but excluding intellectual property. The Company is not required to comply with any financial covenants as long as there are no outstanding borrowings. With regard to the payment of dividends and share repurchases, there are no restrictions if the Company is not borrowing and the payments are funded through cash on hand. If the Company is borrowing, Availability as of the end of each fiscal month during the subsequent projected six fiscal months following the payment must be at least 20 percent of the lesser of the Aggregate Commitments and the Borrowing Base (all terms as defined in the 2011 Restated Credit Agreement). The Company’s management currently does not expect to borrow under the facility in 2016, other than amounts used to support standby letters of credit.

Credit Rating

As of March 24, 2016, the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated the Company’s senior unsecured notes Ba2.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, the Company includes the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 2.5 percent to 14.5 percent, which represent the Company’s incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

The following table sets forth the components of the Company’s capitalization, both with and without the present value of operating leases:

	2015	2014
	($ in millions)
Long-term debt and obligations under capital leases	$130	$134
Present value of operating leases	3,192	2,745
Total debt including the present value of operating leases	3,322	2,879
Less:
Cash and cash equivalents	1,021	967
Total net debt including the present value of operating leases	2,301	1,912
Shareholders’ equity	2,553	2,496
Total capitalization	$4,854	$4,408
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases (non-GAAP)	47.4%	43.4%

The Company’s cash and cash equivalents increased by $54 million during 2015, which was the result of strong cash flow generation from operating activities. Including the present value of operating leases, the Company’s net debt capitalization percent increased 400 basis points in 2015, reflecting the effect of lease renewals and the obligation associated with the New York City office headquarters, partially offset by foreign exchange fluctuations.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 30, 2016:

	Payments Due by Fiscal Period
Contractual Cash Obligations	Total	2016	2017 – 2018	2019 – 2020	2021 and Beyond
	($ in millions)
Long-term debt(1)	$184	$11	$22	$22	$129
Operating leases(2)	4,105	574	1,032	851	1,648
Capital leases	1	1	—	—	—
Other long-term liabilities(3)	25	25	—	—	—
Total contractual cash obligations	$4,315	$611	$1,054	$873	$1,777
Other Commercial Commitments
Purchase commitments(4)	2,524	2,524	—	—	—
Other(5)	34	22	10	2	—
Total commercial commitments	$2,558	$2,546	$10	$2	$—
(1)	The amounts presented above represent the contractual maturities of the Company’s long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $11 million. Additional information is included in the Long-Term Debt and Obligations Under Capital Leases note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancellable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 20 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.
(3)	The Company’s other liabilities in the Consolidated Balance Sheet at January 30, 2016 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table represents the Company’s 2016 U.S. qualified pension contribution of $25 million. Other than this liability, other amounts (including the Company’s unrecognized tax benefits of $36 million, as well as penalties and interest of $2 million) have been excluded from the above table as the timing and/or amount of any cash payment is uncertain. The timing of the remaining amounts that are known has not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(4)	Represents open purchase orders, as well as other commitments for merchandise purchases, at January 30, 2016. The Company is obligated under the terms of purchase orders; however, the Company is generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences.
(5)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

The majority of the Company’s contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of January 30, 2016 are described in the table under Contractual Obligations and Commitments above and with additional information in the Leases note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

Impairment of Long-Lived Tangible Assets, Goodwill and Other Intangibles

The Company performs an impairment review when circumstances indicate that the carrying value of long-lived tangible assets may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses assumptions, which are predominately identified from the Company’s strategic long-range plans, in performing an impairment review. In the calculation of the fair value of long-lived assets, the Company compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. Management believes its policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results. During 2015, the Company conducted an impairment review of the Runners Point and Sidestep store-level assets, which resulted in an impairment charge of $4 million.

The Company reviews goodwill for impairment annually during the first quarter of its fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary.

In performing the qualitative assessment, management considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed using a two-step test. The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. The Company uses a combination of a discounted cash flow approach and a market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

In 2015, the Company elected to perform its review of goodwill using a qualitative approach, and no reporting units were evaluated using the two-step impairment method. Based on the qualitative assessment performed, we concluded that it is more likely than not that the fair values of our reporting units exceeded their respective carrying values and that there are no reporting units at risk of impairment. In 2014, the Company elected to perform the first step of the two-step impairment analysis in connection with its annual review. This analysis concluded that the fair value of all the reporting units substantially exceeded their carrying values.

Owned trademarks and trade names that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. Our impairment evaluation for indefinite-lived intangible assets consists of either a qualitative or quantitative assessment, similar to the process for goodwill.

If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief-from-royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates, and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Our 2015 annual assessment using the quantitative method did not result in an impairment charge. However, during the fourth quarter of 2015, as a result of a triggering event, we recorded an impairment charge for indefinite-lived intangibles of $1 million.

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

Expected Volatility — The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. A 50 basis point change in volatility would cause a 2 percent change to the fair value.

Expected Term — The expected term of options granted is estimated using historical exercise and post-vesting employment termination patterns, which the Company believes are representative of future behavior. Changing the expected term by one year changes the fair value by 8 to 9 percent depending on if the change was an increase or decrease, respectively.

Dividend Yield — The expected dividend yield is derived from the Company’s historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 6 percent.

Share-based compensation expense is recorded for those awards expected to vest using an estimated forfeiture rate based on the Company’s historical pre-vesting forfeiture data, which it believes are representative of future behavior, and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Legal Contingencies

The Company is exposed to various legal proceedings and claims arising in the ordinary course of business. The Company records a liability when a loss is probable and the amount of loss can be reasonably estimated. The accrual is recorded based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. In 2015, the Company recorded a pre-tax charge of $100 million related to its pension plan litigation.

There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. Management believes the accruals recorded in the Company’s consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Pension and Postretirement Liabilities

Management reviews all assumptions used to determine its obligations for pension and postretirement liabilities annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with regard to the plans. The assumptions used are:

Long-Term Rate of Return — The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2015 pension expense was 6.25 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2015 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

Discount Rate — An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2015 benefit obligations related to the Company’s pension and postretirement plans was 4.1 percent for both.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at January 30, 2016 by approximately $30 million and $33 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2015 pension expense or postretirement income.

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

Mortality Assumptions — The mortality table used to determine the pension obligation in 2015 and 2014 was the RP 2000 mortality table with generational projection using scale AA for both males and females. This mortality table was chosen after considering alternative tables including the RP 2014 table. We chose the RP 2000 table because it resulted in the closest match to the Company’s actual experience. For the SERP Medical Plan, the mortality assumption was updated to the RPH 2015 table with generational projection using MP 2015, which represents the most recent study from the Society of Actuaries. The RPH 2015 table with generational projection using MP 2014 was used in the prior year.

The Company expects to record postretirement income of approximately $1 million and pension expense of approximately $20 million in 2016.

Income Taxes

In accordance with U.S. GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is required to estimate taxable income for future years by taxing jurisdiction and to use its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon the Company’s strategic long-range plans. A one percent change in the Company’s overall statutory tax rate for 2015 would have resulted in a change of $5 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Company expects its 2016 effective tax rate to approximate 36.5 percent, excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending primarily on the level and mix of income earned in the United States as compared with its international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by the Company during the year ended January 30, 2016, if any, are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission, including the effects of currency fluctuations, customer demand, fashion trends, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s merchandise mix and retail locations, the Company’s reliance on a few key suppliers for a majority of its merchandise purchases (including a significant portion from one key supplier), cybersecurity breaches, pandemics and similar major health concerns, unseasonable weather, deterioration of global financial markets, economic conditions worldwide, deterioration of business and economic conditions, any changes in business, political and economic conditions due to the threat of future terrorist activities in the United States or in other parts of the world and related U.S. military action overseas, the ability of the Company to execute its business and strategic plans effectively with regard to each of its business units, and risks associated with global product sourcing, including political instability, changes in import regulations, and disruptions to transportation services and distribution.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company for the years ended January 30, 2016, January 31, 2015, and February 1, 2014 are included as part of this Report:

•	Consolidated Statements of Operations for the Fiscal Years January 30, 2016, January 31, 2015, and February 1, 2014.
•	Consolidated Statements of Comprehensive Income for the Fiscal Years January 30, 2016, January 31, 2015, and February 1, 2014.
•	Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015.
•	Consolidated Statements of Shareholders’ Equity for the Fiscal Years January 30, 2016, January 31, 2015, and February 1, 2014.
•	Consolidated Statements of Cash Flows for the Fiscal Years January 30, 2016, January 31, 2015, and February 1, 2014.
•	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

New York, New York
March 24, 2016

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2015	2014	2013
	(in millions, except per share amounts)
Sales	$7,412	$7,151	$6,505
Cost of sales	4,907	4,777	4,372
Selling, general and administrative expenses	1,415	1,426	1,334
Depreciation and amortization	148	139	133
Litigation, impairment and other charges	105	4	2
Interest expense, net	4	5	5
Other income	(4)	(9)	(4)
	6,575	6,342	5,842
Income before income taxes	837	809	663
Income tax expense	296	289	234
Net income	$541	$520	$429
Basic earnings per share	$3.89	$3.61	$2.89
Weighted-average shares outstanding	139.1	143.9	148.4
Diluted earnings per share	$3.84	$3.56	$2.85
Weighted-average shares outstanding, assuming dilution	140.8	146.0	150.5

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015	2014	2013
	($ in millions)
Net income	$541	$520	$429
Other comprehensive income, net of income tax
Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(44)	(132)	(25)
Cash flow hedges:
Change in fair value of derivatives, net of income tax	5	(1)	(5)
Pension and postretirement adjustments:
Net actuarial gain (loss) and prior service cost and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $(10), $(7) and $2 million, respectively	(16)	(8)	6
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $5, $4, and $5 million, respectively	8	8	9
Comprehensive income	$494	$387	$414

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED BALANCE SHEETS

	2015	2014
	($ in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,021	$967
Merchandise inventories	1,285	1,250
Other current assets	300	239
	2,606	2,456
Property and equipment, net	661	620
Deferred taxes	234	221
Goodwill	156	157
Other intangible assets, net	45	49
Other assets	73	74
	$3,775	$3,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$279	$301
Accrued and other liabilities	420	393
Current portion of capital lease obligations	1	2
	700	696
Long-term debt and obligations under capital leases	129	132
Other liabilities	393	253
Total liabilities	1,222	1,081
Shareholders’ equity	2,553	2,496
	$3,775	$3,577

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(shares in thousands, amounts in millions)
Balance at February 2, 2013	166,909	$856	(16,839)	$(384)	$2,076	$(171)	$2,377
Restricted stock issued	665	—	—	—			—
Issued under director and stock plans	1,465	31	—	—			31
Share-based compensation expense	—	25	—	—			25
Excess tax benefits from equity awards	—	9					9
Forfeitures of restricted stock	—	—	(2)
Shares of common stock used to satisfy tax withholding obligations	—	—	(479)	(16)			(16)
Acquired in exchange of stock options	—	—	(1)	—			—
Share repurchases	—	—	(6,424)	(229)			(229)
Reissued – employee stock purchase plan (“ESPP”)	—	—	133	3			3
Net income					429		429
Cash dividends declared on common stock ($0.80 per share)					(118)		(118)
Translation adjustment, net of tax						(25)	(25)
Change in cash flow hedges, net of tax						(5)	(5)
Pension and postretirement adjustments, net of tax						15	15
Balance at February 1, 2014	169,039	$921	(23,612)	$(626)	$2,387	$(186)	$2,496
Restricted stock issued	578	—	—	—			—
Issued under director and stock plans	912	22	—	—			22
Share-based compensation expense	—	24	—	—			24
Excess tax benefits from equity awards	—	12					12
Shares of common stock used to satisfy tax withholding obligations	—	—	(324)	(16)			(16)
Share repurchases	—	—	(5,889)	(305)			(305)
Reissued – ESPP	—	—	160	3			3
Net income					520		520
Cash dividends declared on common stock ($0.88 per share)					(127)		(127)
Translation adjustment, net of tax						(132)	(132)
Change in cash flow hedges, net of tax						(1)	(1)
Balance at January 31, 2015	170,529	$979	(29,665)	$(944)	$2,780	$(319)	$2,496
Restricted stock issued	299	—	—	—			—
Issued under director and stock plans	2,570	70	—	—			70
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	35					35
Forfeitures of restricted stock	—	2	(45)	(2)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(142)	(9)			(9)
Share repurchases	—	—	(6,693)	(419)			(419)
Reissued – ESPP	—	—	124	3			3
Net income					541		541
Cash dividends declared on common stock ($1.00 per share)					(139)		(139)
Translation adjustment, net of tax						(44)	(44)
Change in cash flow hedges, net of tax						5	5
Pension and postretirement adjustments, net of tax						(8)	(8)
Balance at January 30, 2016	173,398	$1,108	(36,421)	$(1,371)	$3,182	$(366)	$2,553

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
	($ in millions)
From Operating Activities
Net income	$541	$520	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	5	4	—
Depreciation and amortization	148	139	133
Deferred income taxes	(6)	20	19
Share-based compensation expense	22	24	25
Excess tax benefits on share-based compensation	(35)	(12)	(8)
Gain on sale of real estate	—	(4)	—
Qualified pension plan contributions	(4)	(6)	(2)
Change in assets and liabilities:
Merchandise inventories	(49)	(81)	(20)
Accounts payable	(17)	51	(48)
Accrued and other liabilities	—	33	(10)
Pension litigation accrual	100	—	—
Other, net	40	24	12
Net cash provided by operating activities	745	712	530
From Investing Activities
Capital expenditures	(228)	(190)	(206)
Purchase of business, net of cash acquired	(2)	—	(81)
Proceeds from sale of real estate	—	5	—
Sales and maturities of short-term investments	—	9	60
Purchases of short-term investments	—	—	(23)
Gain from lease terminations	—	—	2
Net cash used in investing activities	(230)	(176)	(248)
From Financing Activities
Purchase of treasury shares	(419)	(305)	(229)
Dividends paid on common stock	(139)	(127)	(118)
Issuance of common stock	64	17	27
Treasury stock reissued under employee stock plan	5	5	3
Excess tax benefits on share-based compensation	35	12	9
Reduction in long-term debt and obligations under capital leases	(2)	(3)	(1)
Net cash used in financing activities	(456)	(401)	(309)
Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	(5)	(26)	5
Net Change in Cash and Cash Equivalents	54	109	(22)
Cash and Cash Equivalents at Beginning of Year	967	858	880
Cash and Cash Equivalents at End of Year	$1,021	$967	$858
Cash Paid During the Year:
Interest	$11	$11	$11
Income taxes	$283	$251	$175

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal years 2015, 2014, and 2013 represented the 52 weeks ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months, the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and unredeemed gift cards are recorded as a current liability. Gift card breakage was $5 million for 2015 and 2014, and $4 million for 2013.

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

Advertising costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2015	2014	2013
	($ in millions)
Advertising expenses	$119	$125	$124
Cooperative advertising reimbursements	(19)	(21)	(22)
Net advertising expense	$100	$104	$102

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs were $2 million and $3 million at January 30, 2016 and January 31, 2015, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2015	2014	2013
	($ in millions)
Catalog costs	$28	$32	$36
Cooperative reimbursements	(7)	(7)	(5)
Net catalog expense	$21	$25	$31

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

The computation of basic and diluted earnings per share is as follows:

	2015	2014	2013
	(in millions, except per share data)
Net Income	$541	$520	$429
Weighted-average common shares outstanding	139.1	143.9	148.4
Basic earnings per share	$3.89	$3.61	$2.89
Weighted-average common shares outstanding	139.1	143.9	148.4
Dilutive effect of potential common shares	1.7	2.1	2.1
Weighted-average common shares outstanding assuming dilution	140.8	146.0	150.5
Diluted earnings per share	$3.84	$3.56	$2.85

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Potential common shares include the dilutive effect of stock options and restricted stock units. Options to purchase 0.6 million shares of common stock for both January 30, 2016 and January 31, 2015, and 1.0 million shares at February 1, 2014, were not included in the computations primarily because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect of their inclusion would be antidilutive. Contingently issuable shares of 0.2 million, 0.3 million, and 0.2 million at January 30, 2016, January 31, 2015, and February 1, 2014, respectively, have not been included as the vesting conditions have not been satisfied.

Share-Based Compensation

The Company recognizes compensation expense for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. See Note 22, Share-Based Compensation, for information on the assumptions used to calculate the fair value of share-based compensation.

Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions, and other factors.

Cash and Cash Equivalents

Cash equivalents at January 30, 2016 and January 31, 2015 were $983 million and $930 million, respectively. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of January 30, 2016, the Company held $6 million of available-for-sale securities, which represented the Company’s auction rate security. See Note 20, Fair Value Measurements, for further discussion of these investments.

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

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $46 million and $39 million at January 30, 2016 and January 31, 2015, respectively.

Recoverability of Long-Lived Tangible Assets

The Company performs an impairment review when circumstances indicate that the carrying value of long-lived tangible assets may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s strategic long-range plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the first quarter of each fiscal year or more frequently if impairment indicators arise.

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

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or changes in circumstances indicate that the carrying value may be impaired. Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. The impairment review for intangible assets with indefinite lives consists of either performing a qualitative or a quantitative assessment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired.

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

The Company recognizes net deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Pension and Postretirement Obligations

The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Canadian benefit obligations was developed by using the plan’s bond portfolio indices, which match the benefit obligations. The Company measures its plan assets and benefit obligations using the month-end date that is closest to our fiscal year end.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported and claims incurred but not yet reported. Self-insured liabilities totaled $13 million at both January 30, 2016 and January 31, 2015. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company plans on early adopting ASU 2015-17 prospectively during fiscal year 2016. The adoption of this guidance is not expected to have an effect on our results of operations or cash flows, as this represents only a change in balance sheet classification.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. This ASU also requires additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies  – (continued)

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2.  Acquisitions

On August 3, 2015, the Company completed an insignificant asset acquisition from Futura Sport AG for total consideration of $2 million. The assets acquired include store fixtures, lease agreements, and inventory for 10 Runners Point and Sidestep franchise stores in Switzerland. The purchase price allocation has been completed as of January 30, 2016.

3.  Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 30, 2016, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest expense.

	2015	2014	2013
	($ in millions)
Sales
Athletic Stores	$6,468	$6,286	$5,790
Direct-to-Customers	944	865	715
Total sales	$7,412	$7,151	$6,505
Operating Results
Athletic Stores(1)	$872	$777	$656
Direct-to-Customers(2)	142	109	84
Division profit	1,014	886	740
Less: Pension litigation charge	100	—	—
Less: Corporate expense(3)	77	81	76
Operating profit	837	805	664
Interest expense, net	4	5	5
Other income	4	9	4
Income before income taxes	$837	$809	$663
(1)	Included in the results for 2015, 2014, and 2013 are impairment and other charges of $4 million, $2 million, and $2 million, respectively. The 2015 amount reflects charges to write-down long-lived store assets of Runners Point. The 2014 amount reflected impairment charges to fully write-down the value of certain trade names. The 2013 amounts were incurred in connection with the closure of CCS stores. See Note 4, Litigation, Impairment and Other Charges for additional information.
(2)	Included in the results for 2015 is a $1 million non-cash impairment charge relating to an ecommerce trade name. The 2014 amount reflected non-cash impairment charges of $2 million related to the CCS trade name. See Note 4, Litigation, Impairment and Other Charges for additional information.
(3)	Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $5 million for 2015, $4 million for 2014, and $27 million for 2013 thereby reducing corporate expense.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Segment Information  – (continued)

	Depreciation and Amortization			Capital Expenditures(1)			Total Assets
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	($ in millions)
Athletic Stores	$130	$119	$112	$181	$151	$163	$2,612	$2,499	$2,398
Direct-to-Customers	7	7	9	7	9	5	330	315	320
	137	126	121	188	160	168	2,942	2,814	2,718
Corporate	11	13	12	40	30	38	833	763	769
Total Company	$148	$139	$133	$228	$190	$206	$3,775	$3,577	$3,487
(1)	Reflects cash capital expenditures for all years presented.

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment.

	2015	2014	2013
	($ in millions)
Sales
United States	$5,305	$4,976	$4,567
International	2,107	2,175	1,938
Total sales	$7,412	$7,151	$6,505

	2015	2014	2013
	($ in millions)
Long-Lived Assets
United States	$486	$446	$394
International	175	174	196
Total long-lived assets	$661	$620	$590

For the year ended January 30, 2016, the countries that comprised the majority of the sales and long-lived assets for the international category were Germany, Italy, Canada, and France. No other individual country included in the international category is significant.

4.  Litigation, Impairment and Other Charges

	2015	2014	2013
	($ in millions)
Pension litigation charge	$100	$—	$—
Impairment of long-lived assets	4	—	—
Other intangible asset impairments	1	4	—
CCS store closure costs	—	—	2
Total litigation, impairment and other charges	$105	$4	$2

During the third quarter of 2015, the Company recorded a $100 million pension litigation charge. Please see Note 23, Legal Proceedings for further information.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Litigation, Impairment and Other Charges  – (continued)

During 2015, the Company evaluated the long-lived assets of Runners Point and Sidestep for impairment and recorded a non-cash charge of $4 million to write-down store fixtures and leasehold improvements for 61 stores. As a result of the impairment review related to long-lived assets, the Company performed a review of other intangible assets and recorded a non-cash impairment charge of $1 million, which was recorded to fully write down the value of an ecommerce trade name reflecting a decline in sales as the Company has shifted away from the use of this website.

In connection with the Company’s former CCS ecommerce business, the Company recorded charges of $2 million in each of 2014 and 2013. The 2014 charge represented impairment of the CCS trade name to its fair value, which was realized upon sale during 2014. The 2013 charge represented costs associated with the closure of CCS stores. Also during 2014, the Company recorded additional intangible asset impairment charges totaling $2 million related to the full write down of the trade name related to stores in the Republic of Ireland and a full write down of the value of a private-label brand acquired as part of the Runners Point Group acquisition, to reflect the exit of this product line.

5.  Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; and the changes in fair value, premiums paid, realized gains associated with foreign currency option contracts and property sales. Other income was $4 million in 2015, $9 million in 2014, and $4 million in 2013.

For 2015, other income includes a $2 million insurance recovery related to a business interruption claim and $2 million of royalty income. For 2014, it included a $4 million gain on a sale of property, $2 million of royalty income, $2 million of realized gain associated with foreign currency option contracts, and $1 million of lease termination gains related to the sales of leasehold interests. Other income in 2013 represented $2 million of royalty income and $2 million related to lease termination gains.

6.  Merchandise Inventories

	2015	2014
	($ in millions)
LIFO inventories	$847	$821
FIFO inventories	438	429
Total merchandise inventories	$1,285	$1,250

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

7.  Other Current Assets

	2015	2014
	($ in millions)
Net receivables	$94	$78
Prepaid rent	81	77
Prepaid income taxes	66	34
Prepaid expenses and other current assets	33	32
Deferred taxes and costs	22	17
Fair value of derivative contracts	3	—
Income tax receivable	1	1
	$300	$239

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Property and Equipment, Net

	2015	2014
	($ in millions)
Land	$4	$4
Buildings:
Owned	43	44
Furniture, fixtures, equipment and software development costs:
Owned	954	900
Assets under capital leases	8	9
	1,009	957
Less: accumulated depreciation	(640)	(606)
	369	351
Alterations to leased and owned buildings
Cost	804	779
Less: accumulated amortization	(512)	(510)
	292	269
	$661	$620

9.  Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2015 and 2014 annual goodwill impairment tests did not result in an impairment charge.

	Athletic Stores	Direct-to- Customers	Total
	($ in millions)
Goodwill at February 1, 2014	$21	$142	$163
Foreign currency translation adjustment	(4)	(2)	(6)
Goodwill at January 31, 2015	$17	$140	$157
Foreign currency translation adjustment	—	(1)	(1)
Goodwill at January 30, 2016	$17	$139	$156

10.  Other Intangible Assets, net

	January 30, 2016			Wtd. Avg. Life in Years(2)	January 31, 2015
($ in millions)	Gross value	Accum. amort.	Net Value		Gross value	Accum. amort.	Net Value
Amortized intangible assets:(1)
Lease acquisition costs	$119	$(107)	$12	10.0	$128	$(116)	$12
Trademarks/trade names	20	(12)	8	20.0	21	(12)	9
Favorable leases	7	(5)	2	7.8	7	(4)	3
	$146	$(124)	$22	13.8	$156	$(132)	$24
Indefinite life intangible assets:(1)
Runners Point Group trademarks/trade names(3)			23				25
			$23				$25
Other intangible assets, net			$45				$49
(1)	The movements in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life is as of January 30, 2016 and excludes those assets that are fully amortized.
(3)	Includes non-cash impairment charges of $1 million recorded in both 2015 and 2014. These impairment charges are described more fully in Note 4, Litigation, Impairment and Other Charges.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Other Intangible Assets, net  – (continued)

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortizing intangible assets decreased by $2 million in 2015, which reflects additions of $3 million related to new leases in Europe and the United States, partially offset by $1 million in foreign currency fluctuations. Amortization expense for intangibles subject to amortization was $4 million, $6 million, and $11 million for 2015, 2014, and 2013, respectively.

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2016	$4
2017	3
2018	3
2019	3
2020	3

11.  Other Assets

	2015	2014
	($ in millions)
Restricted cash(1)	$22	$22
Deferred tax costs	12	5
Pension asset	8	13
Auction rate security	6	6
Funds deposited in insurance trust(2)	4	4
Other	21	24
	$73	$74
(1)	Restricted cash is comprised of amounts held in escrow in connection with various leasing arrangements in Europe.
(2)	The Company is required by its insurers to collateralize part of the self-insured workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts.

12.  Accrued and Other Liabilities

	2015	2014
	($ in millions)
Current deferred tax liabilities	$62	$48
Taxes other than income taxes	56	56
Other payroll and payroll related costs, excluding taxes	54	54
Customer deposits(1)	46	44
Incentive bonuses	46	51
Income taxes payable	39	10
Property and equipment(2)	27	49
Other	90	81
	$420	$393
(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.
(2)	Accruals for property and equipment are properly excluded from the statements of cash flows for all years presented.

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

The Company uses the credit facility to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 30, 2016 were not significant. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 30, 2016 is $1 million. The quarterly facility fees paid on the unused portion was 0.25 percent for both 2015 and 2014. There were no short-term borrowings during 2015 or 2014. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

14.  Long-Term Debt and Obligations Under Capital Leases

	2015	2014
	($ in millions)
8.5% debentures payable 2022	$118	$118
Unamortized gain related to interest rate swaps(1)	11	12
Obligations under capital leases	1	4
	$130	$134
Less: current portion of obligations under capital leases	1	2
	$129	$132
(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $9 million for all years presented.

Maturities of long-term debt and minimum rent payments under capital leases in future periods are:

	Long-Term Debt	Capital Leases	Total
	($ in millions)
2016	$—	$1	$1
2017 – 2020	—	—	—
Thereafter	118	—	118
	$118	$1	$119
Less: Imputed interest	—	—	—
Current portion	—	1	1
	$118	$—	$118

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Other Liabilities

	2015	2014
	($ in millions)
Straight-line rent liability	$155	$124
Pension litigation liability	100	—
Pension benefits	69	46
Income taxes	22	24
Postretirement benefits	13	18
Deferred taxes	13	14
Workers’ compensation and general liability reserves	8	9
Other	13	18
	$393	$253

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

Certain leases provide for additional rent payments based on a percentage of store sales. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $137 million in 2015, $132 million in 2014, and $128 million in 2013.

Included in the amounts below, are non-store expenses that totaled $18 million in 2015, $17 million in 2014, and $16 million in 2013.

	2015	2014	2013
	($ in millions)
Minimum rent	$618	$615	$580
Contingent rent based on sales	27	25	22
Sublease income	(5)	(5)	(2)
	$640	$635	$600

Future minimum lease payments under non-cancellable operating leases, net of future non-cancellable operating sublease payments, are:

($ in millions)
2016	$574
2017	542
2018	490
2019	445
2020	406
Thereafter	1,648
Total operating lease commitments	$4,105

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2015	2014	2013
	($ in millions)
Foreign currency translation adjustments	$(119)	$(75)	$57
Cash flow hedges	2	(3)	(2)
Unrecognized pension cost and postretirement benefit	(248)	(240)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(366)	$(319)	$(186)

The changes in accumulated other comprehensive loss for the period ended January 30, 2016 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Items Related to Pension and Postretirement Benefits	Unrealized Loss on Available-For- Sale Security	Total
Balance as of January 31, 2015	$(75)	$(3)	$(240)	$(1)	$(319)
OCI before reclassification	(44)	5	(16)	—	(55)
Reclassified from AOCI	—	—	8	—	8
Other comprehensive income/(loss)	(44)	5	(8)	—	(47)
Balance as of January 30, 2016	$(119)	$2	$(248)	$(1)	$(366)

Reclassifications from accumulated other comprehensive loss for the period ended January 30, 2016 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits – amortization of actuarial loss	$14
Postretirement benefits – amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 21)	13
Income tax benefit	5
Net of tax	$8

18.  Income Taxes

The domestic and international components of pre-tax income are as follows:

	2015	2014	2013
	($ in millions)
Domestic	$668	$654	$558
International	169	155	105
Total pre-tax income	$837	$809	$663

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes  – (continued)

The income tax provision consists of the following:

	2015	2014	2013
	($ in millions)
Current:
Federal	$212	$195	$164
State and local	37	34	26
International	53	40	25
Total current tax provision	302	269	215
Deferred:
Federal	(8)	16	13
State and local	(1)	3	5
International	3	1	1
Total deferred tax provision	(6)	20	19
Total income tax provision	$296	$289	$234

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received, if any, from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled $1,087 million and $999 million at January 30, 2016 and January 31, 2015, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.8	3.2	3.5
International income taxed at varying rates	(2.1)	(1.9)	(1.6)
Foreign tax credits	(2.8)	(2.5)	(2.5)
Domestic/foreign tax settlements	(0.1)	(0.6)	(1.1)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	2.8	2.7	2.2
Effective income tax rate	35.4%	35.7%	35.3%

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2015	2014
	($ in millions)
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$8	$9
Employee benefits	97	65
Property and equipment	121	137
Straight-line rent	39	33
Other	34	38
Total deferred tax assets	299	282
Valuation allowance	(5)	(6)
Total deferred tax assets, net	$294	$276
Deferred tax liabilities:
Merchandise inventories	104	96
Goodwill and other intangible assets	20	17
Other	6	1
Total deferred tax liabilities	$130	$114
Net deferred tax asset	$164	$162
Balance Sheet caption reported in:
Deferred taxes	$234	$221
Other current assets	5	3
Accrued and other current liabilities	(62)	(48)
Other liabilities	(13)	(14)
	$164	$162

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s strategic long-range plans, over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 30, 2016. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of January 30, 2016, the Company has a valuation allowance of $5 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $3 million relates to the deferred tax assets arising from a capital loss associated with an impairment of the Northern Group note receivable in 2008. The Company does not anticipate realizing capital gains to utilize the capital loss associated with the note receivable impairment. A valuation allowance of $2 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in certain foreign entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized.

At January 30, 2016, the Company has state operating loss carryforwards with a potential tax benefit of $2 million that expire between 2021 and 2035. The Company will have, when realized, a capital loss with a potential benefit of $3 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state credits of $1 million that expire in 2024. The Company has international operating loss carryforwards with a potential tax benefit of $2 million, a portion of which will expire between 2016 and 2034 and a portion of which will never expire. The state and international operating loss carryforwards do not include unrecognized tax benefits.

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2014. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2015, which is expected to conclude during 2016. The Company has started the CAP for 2016. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

At January 30, 2016 and January 31, 2015, the Company had $38 million and $40 million, respectively of gross unrecognized tax benefits, and $37 million and $39 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest was not significant for any of the periods presented. The Company recognized $1 million of interest income in 2013. The total amount of accrued interest and penalties was $2 million in 2015, 2014, and 2013.

The following table summarizes the activity related to unrecognized tax benefits:

	2015	2014	2013
	($ in millions)
Unrecognized tax benefits at beginning of year	$40	$48	$54
Foreign currency translation adjustments	(2)	(6)	(4)
Increases related to current year tax positions	4	3	3
Increases related to prior period tax positions	2	1	4
Decreases related to prior period tax positions	—	(1)	(2)
Settlements	(1)	(1)	(7)
Lapse of statute of limitations	(5)	(4)	—
Unrecognized tax benefits at end of year	$38	$40	$48

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

The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. As of January 30, 2016, all of the Company’s hedged forecasted transactions are less than twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2015, the net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a gain of $5 million and therefore decreased AOCL, this resulted in a gain of $2 million included in AOCL as of January 30, 2016.

The notional value of the contracts outstanding at January 30, 2016 was $72 million and these contracts mature at various dates through January 2017.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Financial Instruments and Risk Management  – (continued)

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign currency-denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value was $1 million in 2015, was not significant for 2014, and was $1 million for 2013. The notional value of the contracts outstanding at January 30, 2016 was $13 million, and these contracts mature at various dates through March 2016.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for 2015, and was $1 million for 2014. There were no contracts outstanding at January 30, 2016.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the diesel fuel forward contracts outstanding at January 30, 2016 was $1 million and these contracts mature at various dates through May 2016.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

($ in millions)	Balance Sheet Caption	2015	2014
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$3	$—
Foreign exchange forward contracts	Current liabilities	$—	$4
Non-hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$—	$1

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 30, 2016:

	Contract Value ($ in millions)	Weighted-Average Exchange Rate
Inventory
Buy €/Sell British £	$72	0.7359
Intercompany
Buy €/Sell British £	$11	0.7298
Buy US/Sell CAD	$2	1.4080
Diesel fuel forwards	$1	—

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 90 percent of its merchandise in 2015 from its top 5 suppliers. In 2015, the Company purchased approximately 72 percent of its athletic merchandise from one

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Financial Instruments and Risk Management  – (continued)

major supplier, Nike, Inc. (“Nike”), and approximately 11 percent from another major supplier. Each of our operating divisions is highly dependent on Nike; they individually purchased 55 to 82 percent of their merchandise from Nike.

Included in the Company’s Consolidated Balance Sheet at January 30, 2016, are the net assets of the Company’s European operations, which total $904 million and are located in 19 countries, 11 of which have adopted the euro as their functional currency.

20.  Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 30, 2016			As of January 31, 2015
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	3	—	—	—	—
Total Assets	$—	$9	$—	$—	$6	$—
Liabilities
Foreign exchange forward contracts	—	—	—	—	5	—
Total Liabilities	$—	$—	$—	$—	$5	$—

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	2015	2014
	($ in millions)
Carrying value	$130	$134
Fair value	$156	$163

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition, the Company has a defined benefit plan for certain individuals of Runners Point Group. The Company also sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the month-end date that is closest to our fiscal year end. The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, as of January 30, 2016 and January 31, 2015:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$722	$674	$19	$15
Service cost	17	15	—	—
Interest cost	24	28	1	1
Plan participants’ contributions	—	—	1	2
Actuarial (gain) loss	(39)	67	(5)	4
Foreign currency translation adjustments	(6)	(9)	—	—
Benefits paid	(51)	(53)	(2)	(3)
Benefit obligation at end of year	$667	$722	$14	$19
Change in plan assets
Fair value of plan assets at beginning of year	$686	$650
Actual (loss) return on plan assets	(34)	90
Employer contributions	8	9
Foreign currency translation adjustments	(7)	(10)
Benefits paid	(51)	(53)
Fair value of plan assets at end of year	$602	$686
Funded status	$(65)	$(36)	$(14)	$(19)
Amounts recognized on the balance sheet:
Other assets	$8	$13	$—	$—
Accrued and other liabilities	(4)	(3)	(1)	(1)
Other liabilities	(69)	(46)	(13)	(18)
	$(65)	$(36)	$(14)	$(19)
Amounts recognized in accumulated other comprehensive loss, pre-tax:
Net loss (gain)	$410	$394	$(10)	$(6)
Prior service cost	1	1	—	—
	$411	$395	$(10)	$(6)

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

As of January 30, 2016 and January 31, 2015, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. Information for those pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2015	2014
	($ in millions)
Projected benefit obligation	$617	$662
Accumulated benefit obligation	617	662
Fair value of plan assets	544	613

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 30, 2016:

	Pension Benefits	Postretirement Benefits
	($ in millions)
Net actuarial loss (gain) at beginning of year	$394	$(6)
Amortization of net (loss) gain	(14)	1
Loss (gain) arising during the year	34	(5)
Foreign currency fluctuations	(4)	—
Net actuarial loss (gain) at end of year (1)	$410	$(10)
Net prior service cost at end of year (2)	1	—
Total amount recognized	$411	$(10)
(1)	The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $14 million and $(2) million related to the pension and postretirement plans, respectively.
(2)	The net prior service cost did not change during the year and is not expected to change significantly during the next year.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.1%	3.4%	4.1%	3.4%
Rate of compensation increase	3.7%	3.7%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $604 million and $557 million for 2015 and 2014, respectively.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.4%	4.3%	3.8%	3.4%	4.2%	3.7%
Rate of compensation increase	3.7%	3.7%	3.7%
Expected long-term rate of return on assets	6.1%	6.3%	6.2%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	($ in millions)
Service cost	$17	$15	$14	$—	$—	$—
Interest cost	24	28	25	1	1	1
Expected return on plan assets	(39)	(38)	(39)	—	—	—
Amortization of net loss (gain)	14	15	17	(1)	(3)	(3)
Net benefit expense (income)	$16	$20	$17	$—	$(2)	$(2)

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 30, 2016 was approximately $11 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2015	2014	2013	2015	2014	2013
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2021	2019	2018	2016	2015	2014

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2015	2014	2013	2015	2014	2013
Initial cost trend rate	7.0%	7.0%	7.5%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2019	2018	2018	2015	2014	2013

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	($ in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

In 2014 and 2015, the Company used the RP 2000 mortality table with generational projection using scale AA for both males and females. The RP 2000 table was selected because it resulted in the closest match to the Company’s actual experience. For the SERP Medical Plan, the mortality assumption was updated in 2015 to the RPH 2015 table with generational projection using MP 2015, while in the prior year period we used the RP 2014 table with generational projection using MP 2014.

Plan Assets

The target composition of the Company’s Canadian qualified pension plan assets is 95 percent fixed-income securities and 5 percent equity. The Company believes that plan assets are invested in a prudent manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan. This allocation has resulted in higher pension expense due to the lower long-term rate of return associated with fixed-income securities.

The target composition of the Company’s U.S. qualified pension plan assets was 60 percent fixed-income securities, 36.5 percent equity, and 3.5 percent real estate investment trust. The Company may alter the targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation is expected to limit volatility with regard to the funded status of the plan, but will result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

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

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date.

The fair values of the Company’s Canadian pension plan assets at January 30, 2016 and January 31, 2015 were as follows:

	Level 1	Level 2	Level 3	2015 Total	2014 Total*
	($ in millions)
Cash and cash equivalents	$—	$2	$—	$2	$3
Equity securities:
Canadian and international(1)	4	—	—	4	5
Fixed-income securities:
Cash matched bonds(2)	—	52	—	52	65
Total assets at fair value	$4	$54	$—	$58	$73
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2015 and 2014.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2015 and 2014.

The fair values of the Company’s U.S. pension plan assets at January 30, 2016 and January 31, 2015 were as follows:

	Level 1	Level 2	Level 3	2015 Total	2014 Total*
	($ in millions)
Cash and cash equivalents	$—	$1	$—	$1	$1
Equity securities:
U.S. large-cap(1)	—	93	—	93	102
U.S. mid-cap(1)	—	26	—	26	31
International(2)	—	61	—	61	71
Corporate stock(3)	27	—	—	27	21
Fixed-income securities:
Long duration corporate and government bonds(4)	—	217	—	217	254
Intermediate duration corporate and government bonds(5)	—	99	—	99	110
Other types of investments:
Real estate securities(6)	—	17	—	17	20
Insurance contracts	—	1	—	1	1
Other(7)	—	2	—	2	2
Total assets at fair value	$27	$517	$—	$544	$613
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2015 and 2014.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Retirement Plans and Other Benefits  – (continued)

(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock. The increase from the prior year is due to price appreciation. No additional stock was contributed during the year.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of two fixed-income funds that invest primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to exceed the performance of related indices.
(6)	This category consists of one fund that invests in global real estate securities.
(7)	This category consists primarily of cash related to net pending trade purchases and sales.

No Level 3 assets were held by the U.S. pension plan during 2015 and 2014.

During 2015, the Company made a contribution of $4 million to its U.S. qualified pension plan. Subsequent to year end, in February 2016, the Company contributed $25 million to its U.S. qualified pension plan. The Company continuously evaluates the amount and timing of any future contributions. Future contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 23, Legal Proceedings, for further information. During 2015, the Company also paid $4 million in pension benefits related to its non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension Benefits	Postretirement Benefits
	($ in millions)
2016	$71	$1
2017	54	1
2018	52	1
2019	51	1
2020	50	1
2021 – 2025	231	3

Savings Plans

The Company has two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and an another plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans limit participation to employees who have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. As of January 1, 2016, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $18,000 for the U.S. plan and $15,000 for the Puerto Rico plan. The Company matches 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Matching contributions made before January 1, 2016 were made with Company stock. Matching contributions made after January 1, 2016 will be made in cash. Such matching contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million for all years presented.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive awards under this plan. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. Options for nonemployee directors become exercisable one year from the date of grant. The options terminate up to ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares. As of January 30, 2016, there were 13,038,597 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under the Company’s 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, 996 participating employees purchased 124,494 shares in 2015, and 958 participating employees purchased 160,859 shares in 2014. As of January 30, 2016, there were 2,714,647 shares available for purchase under this plan.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	2015	2014	2013
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$11	$13	$12
Restricted stock and restricted stock units	11	11	13
Total share-based compensation expense	$22	$24	$25
Tax benefit recognized	$8	$7	$8
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities	$35	$12	$9

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

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2015	2014	2013	2015	2014	2013
Weighted-average risk free rate of interest	1.5%	2.1%	1.0%	0.2%	0.1%	0.2%
Expected volatility	30%	39%	42%	25%	24%	40%
Weighted-average expected award life (in years)	6.0	6.1	6.0	1.0	1.0	1.0
Dividend yield	1.6%	1.9%	2.3%	1.6%	2.0%	2.3%
Weighted-average fair value	$16.07	$15.30	$10.98	$10.47	$7.35	$5.79

The information set forth in the following table covers options granted under the Company’s stock option plans:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(in thousands)	(in years)	(per share)
Options outstanding at January 31, 2015	5,569		$25.89
Granted	694		62.29
Exercised	(2,511)		25.50
Expired or cancelled	(58)		49.17
Options outstanding at January 30, 2016	3,694	5.6	$32.62
Options exercisable at end of year	2,495	4.1	$22.56
Options vested and expected to vest	3,662	5.5	$32.40

The total fair value of options vested during 2015, 2014, and 2013 was $15 million, $9 million, and $8 million, respectively.

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

The Company received $64 million in cash from option exercises for the year ended January 30, 2016. The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2015	2014	2013
	($ in millions)
Exercised	$99	$22	$21

The tax benefit realized from option exercises was $38 million, $8 million, and $7 million for 2015, 2014, and 2013, respectively.

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

2015
($ in millions)
Outstanding	$129
Outstanding and exercisable	$112
Vested and expected to vest	$129

As of January 30, 2016, there was $7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at January 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.80	858	2.7	$13.32	858	$13.32
$18.84 to $24.75	855	3.3	19.80	855	19.80
$30.92 to $36.59	784	6.5	32.84	611	32.44
$45.08 to $73.21	1,197	8.7	55.48	171	47.42
	3,694	5.6	$32.62	2,495	$22.56

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. RSU awards are made to executives outside of the United States and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. In 2015, 2014, and 2013, there were 588,308, 755,936, and 1,027,542 RSU awards outstanding, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program vest after the attainment of certain performance metrics and the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Share-Based Compensation  – (continued)

regards to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards.

Compensation expense is recognized using the fair market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Restricted share and RSU activity is summarized as follows:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,038		$37.96
Granted	155		63.73
Vested	(322)		32.34
Expired or cancelled	(68)		37.97
Nonvested at end of year	803	0.8	$45.19
Aggregate value ($ in millions)	$36

The total fair value of awards for which restrictions lapsed was $10 million, $14 million, and $9 million for 2015, 2014, and 2013, respectively. At January 30, 2016, there was $10 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards.

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

Certain of the Company’s subsidiaries were defendants in a number of lawsuits filed in state and federal courts containing various class action allegations under federal or state wage and hour laws, including allegations concerning unpaid overtime, meal and rest breaks, and uniforms. In Pereira v. Foot Locker, filed in the U.S. District Court for the Eastern District of Pennsylvania, the plaintiff alleged that the Company permitted

FOOT LOCKER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  Legal Proceedings  – (continued)

unpaid off-the-clock hours in violation of the Fair Labor Standards Act and state labor laws and sought compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs. Additional purported wage and hour class actions were filed against the Company that asserted claims similar to those asserted in Pereira and sought similar remedies. With the exception of Hill v. Foot Locker filed in state court in Illinois, Kissinger v. Foot Locker filed in state court in California, and Cortes v. Foot Locker filed in federal court in New York, all of these actions were consolidated by the United States Judicial Panel on Multidistrict Litigation with Pereira under the caption In re Foot Locker, Inc. Fair Labor Standards Act and Wage and Hour Litigation, (“Consolidated Cases”).

The Company and plaintiffs entered into a settlement agreement resolving the Consolidated Cases and Hill that was approved by the court during the second quarter of 2015. Additionally, during the third quarter of 2015, the Company and plaintiffs in Cortes and Kissinger entered into settlement agreements that have also been approved by the respective courts.

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

24.  Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q(3)	4th Q(4)	Year
	(in millions, except per share amounts)
Sales
2015	1,916	1,695	1,794	2,007	$7,412
2014	1,868	1,641	1,731	1,911	$7,151
Gross margin(1)
2015	670	553	607	675	$2,505
2014	646	525	574	629	$2,374
Operating profit(2)
2015	290	186	117	244	$837
2014	254	144	187	220	$805
Net income
2015	184	119	80	158	$541
2014	162	92	120	146	$520
Basic earnings per share:
2015	1.31	0.85	0.57	1.15	$3.89
2014	1.12	0.63	0.84	1.03	$3.61
Diluted earnings per share:
2015	1.29	0.84	0.57	1.14	$3.84
2014	1.10	0.63	0.82	1.01	$3.56
(1)	Gross margin represents sales less cost of sales.
(2)	Operating profit represents income before income taxes, interest expense, net, and non-operating income.
(3)	During the third quarter of 2015, the Company recorded a pre-tax charge of $100 million, see Note 23, Legal Proceedings for further information.
(4)	During the fourth quarter of 2015 impairment charges totaling $5 million were recorded, see Note 4, Litigation, Impairment and Other Charges for further information.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 30, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated March 24, 2016, expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG

New York, New York
March 24, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the section captioned “Proposal 1-Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company will be set forth immediately following Item 4 in Part I.

(c)	Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
(d)	Information on our audit committee and the audit committee financial expert will be contained in the Proxy Statement under the section captioned “Committees of the Board of Directors” and is incorporated herein by reference.
(e)	Information about the Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, will be set forth under the heading “Code of Business Conduct” under the Corporate Governance section of the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Directors’ Compensation and Benefits” through and including the section captioned “Pension Benefits” is incorporated herein by reference, and information set forth in the Proxy Statement under the heading “Compensation and Management Resources Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

Information about the principal accounting fees and services is set forth under the section captioned “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s pre-approval policies and procedures is set forth in the section captioned “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 78 through 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By:	/s/ RICHARD A. JOHNSON Richard A. Johnson President and Chief Executive Officer
Date: March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2016, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON Richard A. Johnson President, Chief Executive Officer, and Director	/s/ LAUREN B. PETERS Lauren B. Peters Executive Vice President and Chief Financial Officer
/s/ GIOVANNA CIPRIANO Giovanna Cipriano Senior Vice President and Chief Accounting Officer	/s/ NICHOLAS DIPAOLO Nicholas DiPaolo Non-Executive Chairman of the Board
/s/ MAXINE CLARK Maxine Clark Director	/s/ MATTHEW M. MCKENNA Matthew M. McKenna Director
/s/ ALAN D. FELDMAN Alan D. Feldman Director	/s/ CHERYL NIDO TURPIN Cheryl Nido Turpin Director
/s/ JAROBIN GILBERT JR. Jarobin Gilbert Jr. Director	/s/ STEVEN OAKLAND Steven Oakland Director
/s/ GUILLERMO G. MARMOL Guillermo G. Marmol Director	/s/ DONA D. YOUNG Dona D. Young Director

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(i)(a)	Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).
3(i)(b)	Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) (the “1998 Form S-8”)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) (the “2001 Form S-8”)), and (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 21, 2014 filed on May 28, 2014).
3(ii)	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 20, 2009 filed on May 27, 2009).
4.1	The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the 1998 Form S-8, and Exhibit 4.2 to the 2001 Form S-8.
4.2	Indenture, dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334)).
4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated January 16, 1992).
10.1†	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed on April 21, 1998).
10.2†	Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000 filed on September 7, 2000).
10.3†	Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).
10.4†	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).
10.5†	Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).
10.6†	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).
10.7†	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).
10.8†	Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8-K”)).

Exhibit No.	Description
10.9†	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 28, 2013 filed on April 1, 2013 (the “March 28, 2013 Form 8-K”)).
10.10†	Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the March 28, 2013 Form 8-K).
10.11	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.12	Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).
10.13	Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).
10.14	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.15†	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.16†	Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).
10.17†	Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).
10.18†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).
10.19†*	Form of Executive Employment Agreement.
10.20†	Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).
10.21†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed on April 30, 1999).
10.22†	From of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8-K).
10.23†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2014 filed on December 30, 2014 (the “December 23, 2014 Form 8-K”)).
10.24†	Foot Locker 2002 Directors Stock Plan (incorporated herein by reference to Exhibit 10.24 to the 2008 Form 10-K).
10.25†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.26†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.27†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.28†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed on March 27, 2006 (the “2005 Form 10-K”)).
10.29†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).

Exhibit No.	Description
10.30†	Form of Incentive Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.41 to the 2005 Form 10-K).
10.31†	Form of Nonstatutory Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 filed on September 8, 2004).
10.32†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.33†	Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.1 to the December 23, 2014 Form 8-K).
10.34	Amended and Restated Credit Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2012 filed on February 2, 2012).
10.35	Guaranty dated as of March 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 20, 2009 filed on March 24, 2009).
10.36	Amended and Restated Security Agreement dated as of January 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2012 filed on February 2, 2012).
10.37†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 5, 2010 filed on November 12, 2010).
10.38†	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.39†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the December 23, 2014 Form 8-K).
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.