Form 10-Q
period 2016-04-30
FOOT LOCKER, INC.
filed 2016-06-08
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

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

330 West 34th Street, New York, New York 10001

(Address of principal executive offices, Zip Code)

(212-720-3700)

(Registrant’s telephone number, including area code)

112 West 34th Street, New York, New York 10120

(Former address, if changed since last report)

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

Number of shares of Common Stock outstanding as of May 27, 2016: 135,309,044

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($  in millions, except shares)

	April 30,	May 2,	January 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$1,062	$986	$1,021
Merchandise inventories	1,260	1,234	1,285
Other current assets	270	259	300
	2,592	2,479	2,606
Property and equipment, net	706	639	661
Deferred taxes	182	226	234
Goodwill	157	156	156
Other intangible assets, net	46	48	45
Other assets	75	83	73
	$3,758	$3,631	$3,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$230	$303	$279
Accrued and other liabilities	347	387	420
Current portion of capital lease obligations	1	2	1
	578	692	700
Long-term debt and obligations under capital leases	128	131	129
Other liabilities	377	253	393
Total liabilities	1,083	1,076	1,222
Shareholders’ equity
Common stock and paid-in capital: 173,885,868; 171,833,686 and 173,397,913 shares, respectively	1,127	1,025	1,108
Retained earnings	3,336	2,929	3,182
Accumulated other comprehensive loss	(323)	(318)	(366)
Less: Treasury stock at cost: 37,896,771; 32,094,240 and 36,421,104 shares, respectively	(1,465)	(1,081)	(1,371)
Total shareholders' equity	2,675	2,555	2,553
	$3,758	$3,631	$3,775

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 30, 2016 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015

Sales	$1,987	$1,916

Cost of sales	1,291	1,246
Selling, general and administrative expenses	361	345
Depreciation and amortization	39	35
Interest expense, net	—	1
Other income	(2)	(1)
	1,689	1,626

Income before income taxes	298	290
Income tax expense	107	106
Net income	$191	$184

Basic earnings per share	$1.40	$1.31
Weighted-average shares outstanding	136.5	140.1

Diluted earnings per share	$1.39	$1.29
Weighted-average shares outstanding, assuming dilution	137.8	142.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($  in millions)

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
Net income	$191	$184

Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	44	1

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	(1)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 million and $1 million, respectively, and foreign currency fluctuations	(1)	1
Comprehensive income	$234	$185

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($  in millions)

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015

From Operating Activities
Net income	$191	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	35
Share-based compensation expense	5	6
Excess tax benefits on share-based compensation	(6)	(14)
Qualified pension plan contributions	(25)	—
Change in assets and liabilities:
Merchandise inventories	39	17
Accounts payable	(54)	2
Accrued and other liabilities	(14)	(10)
Other, net	37	(7)
Net cash provided by operating activities	212	213

From Investing Activities
Capital expenditures	(65)	(60)
Net cash used in investing activities	(65)	(60)

From Financing Activities
Purchase of treasury shares	(88)	(129)
Dividends paid on common stock	(37)	(35)
Proceeds from exercise of stock options	7	23
Excess tax benefits on share-based compensation	6	14
Net cash used in financing activities	(112)	(127)

Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	6	(7)
Net Change in Cash and Cash Equivalents	41	19
Cash and Cash Equivalents at Beginning of Period	1,021	967
Cash and Cash Equivalents at End of Period	$1,062	$986

Cash Paid During the Period:
Interest	$—	$—
Income taxes	$115	$126

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2017 and of the fiscal year ended January 30, 2016. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10-K for the year ended January 30, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2016.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company early adopted this standard on a prospective basis as of the quarter ended April 30, 2016. As a result, the Company reclassified deferred tax assets and deferred tax liabilities classified as current to noncurrent. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. ASU 2016-10 and ASU 2016-11 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU 2016-10 and ASU 2016-11 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effects of the adoption of these ASUs on its consolidated financial statements.

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

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Sales
Athletic Stores	$1,735	$1,681
Direct-to-Customers	252	235
Total sales	$1,987	$1,916
Operating Results
Athletic Stores	$277	$267
Direct-to-Customers	38	40
Division profit	315	307
Less: Corporate expense	19	17
Operating profit	296	290
Interest expense, net	—	1
Other income (1)	2	1
Income before income taxes	$298	$290

(1)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

3. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and intangible assets with indefinite lives performed during the first quarter of 2016 did not result in the recognition of impairment. The following table provides a summary of goodwill by reportable segment. The change in the balance primarily represents foreign currency exchange fluctuations.

	April 30,	May 2,	January 30,
	2016	2015	2016
	($ in millions)
Athletic Stores	$17	$17	$17
Direct-to-Customers	140	139	139
	$157	$156	$156

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	April 30, 2016			May 2, 2015			January 30, 2016
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Value	amort.	Value	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$123	$(111)	$12	$126	$(115)	$11	$119	$(107)	$12
Trademarks / trade names	21	(13)	8	21	(12)	9	20	(12)	8
Favorable leases	7	(5)	2	7	(4)	3	7	(5)	2
	$151	$(129)	$22	$154	$(131)	$23	$146	$(124)	$22

	April 30, 2016	May 2, 2015	January 30, 2016
	Net	Net	Net
	Value	Value	Value
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names	$24	$25	$23
Other intangible assets, net	$46	$48	$45

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

For the thirteen-week period ended April 30, 2016, activity included a $1 million increase related to foreign currency fluctuations and $1 million of lease acquisition additions primarily related to our European businesses, which are being amortized over a weighted-average life of 10 years. This was partially offset by amortization of $1 million.

	Thirteen weeks ended
($ in millions)	April 30, 2016	May 2, 2015
Amortization expense	$1	$1

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2016	$3
2017	4
2018	3
2019	3
2020	3
2021	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised the following:

	April 30,	May 2,	January 30,
	2016	2015	2016
	($ in millions)
Foreign currency translation adjustments	$(75)	$(74)	$(119)
Cash flow hedges	2	(4)	2
Unrecognized pension cost and postretirement benefit	(249)	(239)	(248)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(323)	$(318)	$(366)

The changes in AOCL for the thirteen weeks ended April 30, 2016 were as follows:

	Foreign		Items Related	Unrealized
	Currency		to Pension and	Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 30, 2016	$(119)	$2	$(248)	$(1)	$(366)
OCI before reclassification	44	—	(3)	—	41
Reclassified from AOCI	—	—	2	—	2
Other comprehensive income/ (loss)	44	—	(1)	—	43
Balance as of April 30, 2016	$(75)	$2	$(249)	$(1)	$(323)

Reclassifications from AOCL for the thirteen weeks ended April 30, 2016 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$4
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 9)	3
Income tax benefit	(1)
Net of tax	$2

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

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was not significant for the thirteen weeks ended April 30, 2016, and therefore AOCL remained unchanged. At April 30, 2016, there was a $2 million gain included in AOCL. For the thirteen weeks ended May 2, 2015, the net change resulted in a loss of $1 million. The notional value of the foreign exchange contracts designed as hedges outstanding at April 30, 2016 was $97 million, and these contracts mature at various dates through July 2017.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in expense of $1 million for the thirteen weeks ended April 30, 2016. The net change in fair value resulted in income of $1 million for the thirteen weeks ended May 2, 2015. The notional value of the foreign exchange contracts not designed as hedges outstanding at April 30, 2016 was $12 million, and these contracts mature at various dates through October 2016.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at April 30, 2016.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. The notional value of the diesel fuel forward contracts outstanding was not significant at April 30, 2016 and these contracts mature in May 2016.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	April 30,	May 2,	January 30,
($ in millions)	Caption	2016	2015	2016
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$3	$—	$3
Foreign exchange forward contracts	Current liabilities	$—	$5	$—
Foreign exchange forward contracts	Non-current liabilities	$1	—	—

7. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2016			As of May 2, 2015			As of January 30, 2016
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$6	$—	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	2	—	—	—	—	—	3	—
Total Assets	$—	$8	$—	$—	$6	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	5	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$5	$—	$—	$—	$—

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	April 30,	May 2,	January 30,
	2016	2015	2016
	($ in millions)
Carrying value	$129	$133	$130
Fair value	$149	$158	$156

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value.

8. Earnings Per Share

The Company accounts for and discloses earnings per share using the treasury stock method. Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding. Restricted stock awards, which contain non-forfeitable rights to dividends, are considered participating securities and are included in the calculation of basic earnings per share. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic earnings per share computation plus dilutive common stock equivalents.

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	(in millions, except per share data)
Net Income	$191	$184
Weighted-average common shares outstanding	136.5	140.1
Basic earnings per share	$1.40	$1.31
Weighted-average common shares outstanding	136.5	140.1
Dilutive effect of potential common shares	1.3	2.0
Weighted-average common shares outstanding assuming dilution	137.8	142.1
Diluted earnings per share	$1.39	$1.29

Options to purchase 0.2 million and 0.4 million shares of common stock were not included in the computation for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.3 million have not been included as the vesting conditions have not been satisfied as of April 30, 2016 and May 2, 2015.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Pension and Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. In addition, the Company has a defined benefit pension plan covering certain employees of the Runners Point Group.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	April 30,	May 2,	April 30,	May 2,
($ in millions)	2016	2015	2016	2015
Service cost	$4	$4	$—	$—
Interest cost	6	6	—	—
Expected return on plan assets	(9)	(9)	—	—
Amortization of net loss (gain)	4	3	(1)	—
Net benefit expense (income)	$5	$4	$(1)	$—

On February 24, 2016, the Company made a contribution of $25 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect to make any further pension plan contributions during the current year. Actual contributions are dependent on several factors, including the outcome of the ongoing pension litigation. See Note 11, Legal Proceedings, for further information.

10. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$3	$3
Restricted stock and restricted stock units	2	3
Total share-based compensation expense	$5	$6

Tax benefit recognized	$1	$2
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities	$6	$14

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans		Stock Purchase Plan
	April 30,	May 2,	April 30,	May 2,
	2016	2015	2016	2015
Weighted-average risk free rate of interest	1.4%	1.5%	0.3%	0.1%
Expected volatility	30%	30%	25%	23%
Weighted-average expected award life (in years)	5.7	6.0	1.0	1.0
Dividend yield	1.7%	1.6%	1.6%	1.8%
Weighted-average fair value	$15.78	$16.01	$11.12	$8.03

The information in the following table covers options granted under the Company’s stock option plans for the thirteen weeks ended April 30, 2016:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,694		$32.62
Granted	465		63.79
Exercised	(324)		22.16
Expired or cancelled	(18)		52.96
Options outstanding at April 30, 2016	3,817	5.9	$37.21
Options exercisable at April 30, 2016	2,713	4.6	$27.86
Options vested and expected to vest at April 30, 2016	3,767	5.9	$36.89
Options available for future grant at April 30, 2016	12,050

The total fair value of options vested as of April 30, 2016 and May 2, 2015 was $8 million and $11 million, respectively. The cash received from option exercises for the thirteen weeks ended April 30, 2016 and May 2, 2015 was $7 million and $23 million, respectively. The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Exercised	$14	$36

The total tax benefit realized from option exercises was $5 million and $14 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Outstanding	$94	$153
Outstanding and exercisable	$91	$137
Vested and expected to vest	$94	$153

As of April 30, 2016 there was $12 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.7 years. The following table summarizes information about stock options outstanding and exercisable at April 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	746	2.4	$12.95	746	$12.95
$18.80 to $30.92	996	3.7	22.73	996	22.73
$34.12 to $56.35	954	7.1	41.08	745	39.26
$62.02 to $73.21	1,121	9.2	62.92	226	62.11
	3,817	5.9	$37.21	2,713	$27.86

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers, key employees of the Company, and to nonemployee directors. Additionally, RSU awards are made in connection with the Company’s long-term incentive program. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 660,797 and 594,910 RSU awards outstanding as of April 30, 2016 and May 2, 2015, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirteen weeks ended April 30, 2016 is summarized as follows:

		Weighted-
		Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	803		$45.19
Granted	339		64.24
Vested	(193)		35.36
Expired or cancelled	(122)		38.87
Nonvested at April 30, 2016	827	1.7	$56.23
Aggregate value ($ in millions)	$47

The total value of awards for which restrictions lapsed for the thirteen weeks ended April 30, 2016 and May 2, 2015 was $7 million and $9 million, respectively. As of April 30, 2016, there was $20 million of total unrecognized compensation cost net of forfeitures related to nonvested restricted awards.

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

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. The trial was held in July 2015 and the court issued a decision in September 2015 in favor of the class on the foregoing claims. The court ordered that the Plan be reformed. The Company is appealing the court’s decision, and the judgment has been stayed pending the outcome of the appeal. As a result of this development, the Company determined that it is probable a liability exists. The Company’s reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, the Company recorded a charge of $100 million pre-tax ($61 million after-tax) in the third quarter of 2015. This amount has been classified as a long-term liability. The Company will continue to vigorously defend itself in this case. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole, based upon current knowledge and taking into consideration current accruals. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered into that could adversely affect the Company’s operating results or cash flows in a particular period.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Subsequent Event

On May 19, 2016, the Company entered into a new credit agreement with its banks (“New Credit Agreement”) that replaces the Company’s existing credit agreement. The New Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021. Additionally, during the term of the New Credit Agreement, the Company may increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at the Company’s option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent or the LIBOR rate plus a margin of 1.125 percent to 1.375 percent depending on availability under the New Credit Agreement. In addition, the Company will pay a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

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

Store Count

At April 30, 2016, the Company operated 3,396 stores as compared with 3,383 and 3,419 stores at January 30, 2016 and May 2, 2015, respectively. A total of 64 franchised stores were operating at April 30, 2016, as compared with 64 and 82 stores at January 30, 2016 and May 2, 2015, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

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

Sales increased by $71 million, or 3.7 percent, to $1,987 million for the thirteen weeks ended April 30, 2016, from $1,916 million for the thirteen weeks ended May 2, 2015. Comparable-store sales increased by 2.9 percent for the thirteen weeks ended April 30, 2016.

Gross Margin

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
Gross margin rate	35.0%	35.0%
Basis point change in the gross margin rate	—
Components of the change-
Merchandise margin rate improvement	20
Higher occupancy and buyers' compensation expense rate	(20)

The gross margin rate remained unchanged for the thirteen weeks ended April 30, 2016 as compared with the corresponding prior-year period.  This reflected a merchandise margin rate improvement of 30 basis points,   primarily due to a lower markdown rate as we increased full-price selling during the current period. This improvement was partially offset by an increase in shipping and handling costs, which reduced the merchandise margin rate by 10 basis points.  Occupancy and buyer’s compensation expense increased at a rate higher than the increase in sales and reduced the gross margin rate by 20 basis points.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	($ in millions)
SG&A	$361	$345
$ Change	$16
% Change	4.6%
SG&A as a percentage of sales	18.2%	18.0%

SG&A increased by $16 million for the thirteen weeks ended April 30, 2016 as compared with the corresponding prior-year period. The effect of foreign currency fluctuations for this period was not significant. The SG&A rate increased 20 basis points compared with the prior year, reflecting higher corporate expenses related to the relocation of the corporate headquarters within New York City. Relocation costs totaled $4 million.

Depreciation and Amortization

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	($ in millions)
Depreciation and amortization	$39	$35
$ Change	$4
% Change	11.4%

Depreciation and amortization increased by $4 million for the thirteen weeks ended April 30, 2016 as compared with the corresponding prior-year period. The increase in depreciation and amortization reflected increased capital spending on store remodels,  enhancing our digital sites, and other various technologies.

Interest Expense, Net

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	($ in millions)
Interest expense	$3	$3
Interest income	(3)	(2)
Interest expense, net	$—	$1

Net interest expense decreased by $1 million for the thirteen weeks ended April 30, 2016 as compared with the corresponding prior-year period, reflecting increased income due to a combination of higher cash balances and slightly higher average interest rates.

Income Taxes

For the thirteen weeks ended April 30, 2016, the Company recorded an income tax provision of $107 million, which represented an effective tax rate of 36.0 percent, compared to the prior-year income tax provision of $106 million, which represented an effective tax rate of 36.5 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves for the thirteen weeks ended April 30, 2016 and  May 2, 2015 were not significant.

The effective tax rate for the thirteen weeks ended April 30, 2016 decreased as compared with the corresponding prior-year period, due primarily to a higher proportion of income earned in lower tax jurisdictions.

The Company currently expects its full-year tax rate to be approximately 36.1 percent, excluding the effect of any nonrecurring items that may occur and will depend primarily on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended April 30, 2016, net income increased by $7 million, or 3.8 percent as compared with the corresponding prior-year period. Diluted earnings per share increased by 7.8 percent to $1.39 per share.

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

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Sales
Athletic Stores	$1,735	$1,681
Direct-to-Customers	252	235
	$1,987	$1,916
Operating Results
Athletic Stores	$277	$267
Direct-to-Customers	38	40
Division profit	315	307
Less: Corporate expense	19	17
Operating profit	296	290
Other income (1)	2	1
Earnings before interest expense and income taxes	298	291
Interest expense, net	—	1
Income before income taxes	$298	$290

(1)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	($ in millions)
Sales	$1,735		$1,681
$ Change	$54	$
% Change	3.2%
Division profit	$277		$267
Division profit margin	16.0%		15.9%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 3.4 percent for the thirteen weeks ended April 30, 2016 as compared with the corresponding prior-year period. Comparable-store sales increased by 2.2 percent for the thirteen weeks ended April 30, 2016.

Our comparable-store sales growth was led by our international divisions and was largely driven by the performance of Foot Locker Europe and Foot Locker Canada.  The footwear sales growth for Foot Locker Europe was driven by lifestyle running and classic court styles. Children’s footwear sales also performed well. Foot Locker Canada experienced strong footwear sales largely driven by men’s basketball styles, which benefited from the excitement and elevated product offerings surrounding the NBA All-Star Game held in Toronto, Ontario.

These increases were partially offset by comparable-store declines for Runners Point and Sidestep as they continued to face assortment and traffic challenges. Our focus for these banners is to improve and better diversify our product offerings along with providing a more elevated in-store experience. Management believes that these initiatives, along with marketing campaigns targeted to improve traffic to the stores, will position the banners for future growth.

Domestically, all formats generated comparable-store sales gains for the quarter, with the exception of Footaction, which generated a negative result for the quarter. Champs Sports led the overall domestic comparable-store sales increase, which was driven by footwear.  Champs Sports benefited from strong sales from lifestyle running and casual styles. Lifestyle running and classic court styles were the primary drivers of footwear sales across the domestic banners, both in men’s and women’s footwear. This was partially offset by declines in men’s basketball, particularly certain marquee player shoes. The decline in sales of basketball styles was the primary factor for Footaction’s comparable-store decrease.

While Lady Foot Locker/SIX:02’s overall sales decreased during the quarter, the combined banners produced a positive comparable-store sales result. The overall sales decline resulted from the closure of 38 Lady Foot Locker stores partially offset by the opening of 11 SIX:02 stores. The comparable-store gain was primarily attributed to footwear sales growth, as women’s lifestyle, running, and court styles performed well. The gain in footwear was partially offset by a  decline in sales of branded apparel. We are continuing to work with our vendors to refine our assortment of women’s apparel to include more athletically-inspired lifestyle assortments.

Athletic Stores division profit increased 3.7 percent for the thirteen weeks ended April 30, 2016, as compared with the corresponding prior-year period. Division profit, as a percentage of sales increased to 16.0 percent for the thirteen weeks ended April 30, 2016 as compared with 15.9 percent for the corresponding prior-year period. The division profit margin as of April 30, 2016 reflected an improved merchandise margin rate driven primarily by a lower markdown rate.

Direct-to-Customers

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	($ in millions)
Sales	$252	$235
$ Change	$17
% Change	7.2%
Division profit	$38	$40
Division profit margin	15.1%	17.0%

Comparable-sales for the Direct-to-Customers segment increased by 7.3 percent for the thirteen weeks ended April 30, 2016. This increase was fueled by the continued growth of ecommerce associated with our store-banner websites, both domestically and internationally. Partially offsetting this increase were declines in our Eastbay and Runners Point businesses, coupled with lower shipping and handling revenue as our customers continue to prefer free shipping offers.

Footwear continues to be our strongest category and was led by Jordan, women’s casual styles, and children’s footwear, each of which posted strong comparable-sales gains during the quarter. Eastbay’s sales decreased for the thirteen weeks ended April 30, 2016 reflecting a decline in sales of performance-related product.

Direct-to-Customers division profit for the thirteen weeks ended April 30, 2016 decreased by $2 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, was 15.1 percent for the thirteen weeks ended April 30, 2016, as compared with 17.0 percent for the corresponding prior-year period. This decline was driven by a lower gross margin rate primarily as a result of lower shipping and handling revenue.

Corporate Expense

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Corporate expense	$19	$17
$ Change	$2

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $3 million for both the thirteen weeks ended April 30, 2016 and May 2, 2015.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $2 million for the thirteen weeks ended April 30, 2016, thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense, as compared with the corresponding prior-year periods, increased by $4 million for the thirteen weeks ended April 30, 2016. The $4 million increase in corporate expense for the thirteen weeks ended April 30, 2016 was primarily related to costs incurred in connection with the relocation of our corporate headquarters within New York City. This relocation was completed during the first quarter.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of April 30, 2016, approximately $549 million remained available under the Company’s current $1 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the third quarter of 2015 the Company recorded a pre-tax charge of $100 million ($61 million after-tax). In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeals process can be lengthy. The pension plan is currently sufficiently funded to absorb a $100 million liability and, accordingly, we do not anticipate the need to make any pension contributions in the near term in connection with this matter.  The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Operating Activities

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Net cash provided by operating activities	$212	$213
$ Change	$(1)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, share-based compensation expense,  and share-based related tax benefits.  The decrease from the prior year primarily reflects working capital changes and a $25 million contribution to the U.S. qualified pension plan made during the first quarter of 2016.  No contribution was made in the prior-year period.

Investing Activities

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Net cash used in investing activities	$65	$60
$ Change	$5

Capital expenditures represented a $5 million increase from the prior year, which reflected a higher number of store projects in progress for the current year, as well as increased spending on corporate technology projects. The Company’s full-year forecast for capital expenditures is $292 million, which includes $216 million related to the remodeling or relocation of existing stores and approximately 100 new store openings, as well as $76 million for the development of information systems, websites, infrastructure, and our corporate headquarters relocation within New York City.

Financing Activities

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
	($ in millions)
Net cash used in financing activities	$112	$127
$ Change	$(15)

During the thirteen weeks ended April 30, 2016, the Company repurchased 1,371,174 shares of its common stock for $88 million, as compared with 2,300,000 shares repurchased for $129 million in the corresponding prior-year period. The Company declared and paid dividends during the first quarter of 2016 and 2015 of $37 million and $35 million, respectively. This represents quarterly rates of $0.275 and $0.25 per share for 2016 and 2015, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $7 million and $23 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $6 million and $14 million as a financing activity for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The decreased excess tax benefit primarily reflected a lower number of stock option exercises during the first quarter of 2016 as compared with the corresponding prior-year period.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2015 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 30, 2016 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended April 30, 2016:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Jan. 31, 2016 - Feb. 27, 2016	578,831	$65.53	576,674	$599,067,681
Feb. 28, 2016 - Mar. 2, 2016	682,336	63.81	600,000	560,891,566
Mar. 3, 2016 - Apr. 30, 2016	194,500	61.08	194,500	549,011,610
	1,455,667	64.13	1,371,174

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock awards and units which vested during the quarter, as well as shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

Date: June 8, 2016	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF  EXHIBITS

Exhibit No.	Description
10.1†

Form of Restricted Stock Unit Award Agreement for RSU portion of long-term incentive compensation awards (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

10.2†

Form of Restricted Stock Unit Award Agreement for long-term incentive RSU awards (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

10.3†	Long-Term Incentive Compensation Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).
10.4

Credit Agreement, dated as of May 19, 2016, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2016 filed on May 19, 2016).

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