Form 10-Q
period 2016-07-30
FOOT LOCKER, INC.
filed 2016-09-07
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2016

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

Number of shares of Common Stock outstanding as of August 26, 2016: 133,249,505

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($  in millions, except shares)

	July 30,	August 1,	January 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$945	$970	$1,021
Merchandise inventories	1,339	1,317	1,285
Other current assets	301	268	300
	2,585	2,555	2,606
Property and equipment, net	726	644	661
Deferred taxes	174	222	234
Goodwill	156	156	156
Other intangible assets, net	44	46	45
Other assets	77	81	73
	$3,762	$3,704	$3,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$348	$359	$279
Accrued and other liabilities	326	380	420
Current portion of capital lease obligations	1	2	1
	675	741	700
Long-term debt and obligations under capital leases	128	130	129
Other liabilities	381	254	393
Total liabilities	1,184	1,125	1,222
Shareholders’ equity
Common stock and paid-in capital: 174,250,091; 172,536,861 and 173,397,913 shares outstanding, respectively	1,147	1,060	1,108
Retained earnings	3,426	3,013	3,182
Accumulated other comprehensive loss	(343)	(338)	(366)
Less: Treasury stock at cost: 41,174,061; 33,207,045 and 36,421,104 shares, respectively	(1,652)	(1,156)	(1,371)
Total shareholders' equity	2,578	2,579	2,553
	$3,762	$3,704	$3,775

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015

Sales	$1,780	$1,695	$3,767	$3,611

Cost of sales	1,193	1,142	2,484	2,388
Selling, general and administrative expenses	350	331	711	676
Depreciation and amortization	39	36	78	71
Interest expense, net	1	1	1	2
Other income	(1)	—	(3)	(1)
	1,582	1,510	3,271	3,136

Income before income taxes	198	185	496	475
Income tax expense	71	66	178	172
Net income	$127	$119	$318	$303

Basic earnings per share	$0.94	$0.85	$2.35	$2.17
Weighted-average shares outstanding	134.4	139.6	135.4	139.8

Diluted earnings per share	$0.94	$0.84	$2.33	$2.14
Weighted-average shares outstanding,
assuming dilution	135.5	141.3	136.6	141.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($  in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income	$127	$119	$318	$303

Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(27)	(23)	17	(22)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	3	—	3	(1)

Available for sale securities:
Unrealized gain on available for sale securities	1	—	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2 and $2 million, respectively, and foreign currency fluctuations	3	3	2	4
Comprehensive income	$107	$99	$341	$284

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($  in millions)

	Twenty-six weeks ended
	July 30,	August 1,
	2016	2015

From Operating Activities
Net income	$318	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	71
Share-based compensation expense	11	11
Excess tax benefits on share-based compensation	(10)	(24)
Qualified pension plan contributions	(25)	—
Change in assets and liabilities:
Merchandise inventories	(50)	(75)
Accounts payable	67	61
Accrued and other liabilities	(13)	(16)
Other, net	(7)	3
Net cash provided by operating activities	369	334

From Investing Activities
Capital expenditures	(131)	(116)
Net cash used in investing activities	(131)	(116)

From Financing Activities
Purchase of treasury shares	(276)	(205)
Dividends paid on common stock	(74)	(70)
Proceeds from exercise of stock options	14	38
Treasury stock reissued under employee stock plan	4	5
Excess tax benefits on share-based compensation	10	24
Payment of revolving credit agreement costs	(2)	—
Reduction in long-term debt and obligations under capital leases	—	(1)
Net cash used in financing activities	(324)	(209)

Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	10	(6)
Net Change in Cash and Cash Equivalents	(76)	3
Cash and Cash Equivalents at Beginning of Period	1,021	967
Cash and Cash Equivalents at End of Period	$945	$970

Cash Paid During the Period:
Interest	$5	$5
Income taxes	$216	$178

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	($ in millions)
Sales
Athletic Stores	$1,576	$1,503	$3,311	$3,184
Direct-to-Customers	204	192	456	427
Total sales	$1,780	$1,695	$3,767	$3,611
Operating Results
Athletic Stores	$193	$176	$470	$443
Direct-to-Customers	22	27	60	67
Division profit	215	203	530	510
Less: Corporate expense	17	17	36	34
Operating profit	198	186	494	476
Interest expense, net	1	1	1	2
Other income (1)	1	—	3	1
Income before income taxes	$198	$185	$496	$475

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

	July 30,	August 1,	January 30,
	2016	2015	2016
	($ in millions)
Athletic Stores	$17	$17	$17
Direct-to-Customers	139	139	139
	$156	$156	$156

4. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 30, 2016			August 1, 2015			January 30, 2016
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Value	amort.	Value	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$120	$(108)	$12	$121	$(111)	$10	$119	$(107)	$12
Trademarks / trade names	20	(13)	7	21	(12)	9	20	(12)	8
Favorable leases	7	(5)	2	7	(4)	3	7	(5)	2
	$147	$(126)	$21	$149	$(127)	$22	$146	$(124)	$22

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	July 30, 2016	August 1, 2015	January 30, 2016
	Net	Net	Net
	Value	Value	Value
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names	$23	$24	$23
Other intangible assets, net	$44	$46	$45

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

Amortization of $2 million was recorded for the twenty-six week period ended July 30, 2016. This was partially offset by $1 million of lease acquisition additions primarily related to our European businesses, which are being amortized over a weighted-average life of 10 years.

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2016	$2
2017	4
2018	3
2019	3
2020	3
2021	2

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised the following:

	July 30,	August 1,	January 30,
	2016	2015	2016
	($ in millions)
Foreign currency translation adjustments	$(102)	$(97)	$(119)
Cash flow hedges	5	(4)	2
Unrecognized pension cost and postretirement benefit	(246)	(236)	(248)
Unrealized loss on available-for-sale security	—	(1)	(1)
	$(343)	$(338)	$(366)

The changes in AOCL for the twenty-six weeks ended July 30, 2016 were as follows:

	Foreign		Items Related	Unrealized
	Currency		to Pension and	Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 30, 2016	$(119)	$2	$(248)	$(1)	$(366)
OCI before reclassification	17	3	(2)	1	19
Reclassified from AOCI	—	—	4	—	4
Other comprehensive income/ (loss)	17	3	2	1	23
Balance as of July 30, 2016	$(102)	$5	$(246)	$—	$(343)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCL for the twenty-six weeks ended July 30, 2016 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$7
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 10)	6
Income tax benefit	(2)
Net of tax	$4

6. Revolving Credit Facility

On May 19, 2016, the Company entered into a new credit agreement with its banks (“2016 Credit Agreement”) that replaced the Company’s prior credit agreement (“2011 Restated Credit Agreement”). The 2016 Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021. Additionally, during the term of the 2016 Credit Agreement, the Company may increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at the Company’s option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.125 percent to 1.375 percent depending on availability under the 2016 Credit Agreement. In addition, the Company will pay a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

The 2016 Credit Agreement provides for a security interest in certain of the Company’s domestic assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. The Company is not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases, as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the end of such fiscal month and on a proforma basis for the following six fiscal months.

The Company uses the credit facility to support standby letters of credit in connection with insurance programs and the amount outstanding as of July 30, 2016 was not significant. The Company’s management does not currently expect to borrow under the facility in 2016. The Company paid approximately $2 million in fees relating to the new credit facility. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at July 30, 2016 was $2 million. Interest expense including facility fees, related to the revolving credit facility was $1 million for both the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency. The most significant exception to this is the United Kingdom, whose merchandise inventory purchases are denominated in euros. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At quarter-end, all of the Company’s hedged forecasted transactions were less than twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months.

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $3 million gain for both the thirteen and the twenty-six weeks ended July 30, 2016, and therefore decreased AOCL. At July 30, 2016, there was a $5 million gain included in AOCL. For the thirteen weeks ended August 1, 2015, the net change in fair value was not significant, and was a $1 million loss for the twenty-six weeks ended August 1, 2015. The notional value of the foreign exchange contracts designed as hedges outstanding at July 30, 2016 was $82 million, and these contracts mature at various dates through July 2017.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value was not significant for the thirteen weeks ended July 30, 2016 and resulted in expense of $1 million for the twenty-six weeks ended July 30, 2016. The net change in fair value resulted in income of $1 million and $2 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. The notional value of the foreign exchange contracts not designed as hedges outstanding at July 30, 2016 was $14 million, and these contracts mature at various dates through December 2016.

The Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at July 30, 2016.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. No such contracts were outstanding at July 30, 2016.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	July 30,	August 1,	January 30,
($ in millions)	Caption	2016	2015	2016
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$6	$—	$3
Foreign exchange forward contracts	Current liabilities	$—	$5	$—
Non-hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1	$—

8. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of July 30, 2016			As of August 1, 2015			As of January 30, 2016
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$7	$—	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	6	—	—	2	—	—	3	—
Total Assets	$—	$13	$—	$—	$8	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	6	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$6	$—	$—	$—	$—

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	July 30,	August 1,	January 30,
	2016	2015	2016
	($ in millions)
Carrying value	$129	$132	$130
Fair value	$151	$157	$156

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(in millions, except per share data)
Net Income	$127	$119	$318	$303
Weighted-average common shares outstanding	134.4	139.6	135.4	139.8
Basic earnings per share	$0.94	$0.85	$2.35	$2.17
Weighted-average common shares outstanding	134.4	139.6	135.4	139.8
Dilutive effect of potential common shares	1.1	1.7	1.2	1.9
Weighted-average common shares outstanding assuming dilution	135.5	141.3	136.6	141.7
Diluted earnings per share	$0.94	$0.84	$2.33	$2.14

Options to purchase 1.1 million and 0.7 million shares of common stock were not included in the computation of diluted earnings per share for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. Options to purchase 1.0 million and 0.6 million shares of common stock were not included in the computation of diluted earnings per share for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. These options were not included because the effect would have been antidilutive. Contingently issuable shares of 0.3 million and 0.4 million have not been included as the vesting conditions have not been satisfied as of July 30, 2016 and August 1, 2015, respectively.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which is recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,	July 30,	August 1,	July 30,	August 1,
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$4	$4	$8	$8	$—	$—	$—	$—
Interest cost	7	6	13	12	—	1	—	1
Expected return on plan assets	(9)	(10)	(18)	(19)	—	—	—	—
Amortization of net loss (gain)	3	4	7	7	—	(1)	(1)	(1)
Net benefit expense (income)	$5	$4	$10	$8	$—	$—	$(1)	$—

During the first quarter of 2016, the Company made a contribution of $25 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company contributed $8 million to the U.S. qualified plan on August 31, 2016. The Company currently expects to contribute $4 million to the Canadian qualified plan during the fourth quarter of 2016. Actual contributions are dependent on several factors, including the outcome of the ongoing pension litigation. See Note 12,  Legal Proceedings, for further information.

11. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$3	$5	$6
Restricted stock and restricted stock units	4	2	6	5
Total share-based compensation expense	$6	$5	$11	$11

Tax benefit recognized	$2	$1	$3	$3
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities			$10	$24

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense for awards granted during the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	Stock Option Plans		Stock Purchase Plan
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Weighted-average risk free rate of interest	1.4%	1.5%	0.4%	0.2%
Expected volatility	30%	30%	26%	24%
Weighted-average expected award life (in years)	5.7	6.0	1.0	1.0
Dividend yield	1.7%	1.6%	1.7%	1.7%
Weighted-average fair value	$15.68	$16.01	$15.19	$9.53

The information in the following table covers options granted under the Company’s stock option plans for the twenty-six weeks ended July 30, 2016:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,694		$32.62
Granted	482		63.47
Exercised	(669)		21.56
Expired or cancelled	(54)		59.03
Options outstanding at July 30, 2016	3,453	5.7	$38.65
Options exercisable at July 30, 2016	2,420	4.3	$29.34
Options vested and expected to vest at July 30, 2016	3,413	5.6	$38.38
Options available for future grant at July 30, 2016	12,006

The total fair value of options vested as of July 30, 2016 and August 1, 2015 was $8 million and $14 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 30, 2016 was $7 million and $14 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended August 1, 2015 was $15 million and $38 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	($ in millions)
Exercised	$12	$29	$26	$65

The total tax benefit realized from option exercises was $5 million and $10 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, and was $11 million and $25 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	July 30,	August 1,
	2016	2015
	($ in millions)
Outstanding	$76	$173
Outstanding and exercisable	$74	$152
Vested and expected to vest	$76	$172

As of July 30, 2016 there was $9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years. The following table summarizes information about stock options outstanding and exercisable at July 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	721	2.1	$12.99	721	$12.99
$18.80 to $30.92	710	3.6	23.76	710	23.76
$34.12 to $56.35	936	6.4	41.54	739	39.53
$62.02 to $73.21	1,086	8.7	62.92	250	62.15
	3,453	5.7	$38.65	2,420	$29.34

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers, key employees of the Company, and to nonemployee directors. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 671,690  and 581,713 RSU awards outstanding as of July 30, 2016 and August 1, 2015, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program are earned after the attainment of certain performance metrics and vest after the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirteen weeks ended July 30, 2016 is summarized as follows:

		Weighted-
		Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	803		$45.19
Granted	361		63.74
Vested	(212)		36.54
Expired or cancelled	(125)		39.28
Nonvested at July 30, 2016	827	1.5	$56.39
Aggregate value ($ in millions)	$47

The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $8 million and $10 million, respectively. As of July 30, 2016, there was $19 million of total unrecognized compensation cost net of forfeitures related to nonvested restricted awards.

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

Store Count

At July 30, 2016, the Company operated 3,401 stores as compared with 3,383 and 3,419 stores at January 30, 2016 and August 1, 2015, respectively. A total of 69 franchised stores were operating at July 30, 2016, as compared with 64 and 75 stores at January 30, 2016 and August 1, 2015, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Foreign Currency Fluctuations (non-GAAP measure)

Throughout the following discussions, where amounts are expressed as excluding the effects of foreign currency fluctuations, such changes are determined by translating all amounts using average foreign exchange rates for the same period of the prior year. We believe that presenting amounts on a constant currency basis is useful to investors because it enables them to better understand the changes in our business.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

Sales increased by $85 million, or 5.0 percent, to $1,780 million for the thirteen weeks ended July 30, 2016, from $1,695 million for the thirteen weeks ended August 1, 2015. For the twenty-six weeks ended July 30, 2016, sales of $3,767 million increased 4.3 percent from sales of $3,611 million in the corresponding prior-year period.  Excluding the effect of foreign currency fluctuations, sales increased by 5.4 percent and 4.6 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively.

Comparable-store sales increased by 4.7 and 3.7 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Gross margin rate	33.0%	32.6%	34.1%	33.9%
Basis point change in the gross margin rate	40		20
Components of the change-
Merchandise margin rate improvement	50		40
Higher occupancy and buyers' compensation expense rate	(10)		(20)

The gross margin rate improved by 40 and 20 basis points for the thirteen and twenty-six weeks ended July 30, 2016, respectively. This reflected a merchandise margin rate improvement of 50 and 40 basis points for the thirteen and twenty-six weeks ended July 30, 2016, respectively. The merchandise margin rate improvement primarily reflected a lower markdown rate within the Athletic Stores segment, as we increased full-price selling during the current quarter and year-to-date periods,  partially offset by increased second quarter promotional activity within our Direct-to-Customers segment.

Occupancy and buyer’s compensation expense increased at a rate higher than the increase in sales and reduced the gross margin rate by 10 and 20 basis points for the thirteen and twenty-six weeks ended July 30, 2016, respectively. The increase in the occupancy and buyer’s compensation rate is due, in part, to certain high-profile store locations within New York City that are not currently generating sales because they are in the process of being remodeled or opened.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
SG&A	$350	$331	$711		$676
$ Change	$19		$35	$
% Change	5.7%		5.2%
SG&A as a percentage of sales	19.7%	19.5%	18.9%		18.7%

SG&A increased by $19 million and $35 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with the corresponding prior-year periods. The effect of foreign currency fluctuations for the current quarter and year-to-date periods was not significant. Comparing the SG&A rate to the prior-year periods, the rate increased by 20 basis points for both the thirteen and twenty-six weeks ended July 30, 2016.  This higher expense rate was related to the Direct-to Customers segment, which increased its marketing efforts in order to drive traffic to its websites. Additionally,  corporate expense for the twenty-six weeks ended July 30, 2016 included costs of $4 million associated with the relocation of the corporate headquarters within New York City.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Depreciation and amortization	$39	$36	$78	$71
$ Change	$3		$7
% Change	8.3%		9.9%

Depreciation and amortization increased by $3 million and $7 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with the corresponding prior-year periods. The increase in depreciation and amortization reflected increased capital spending on store projects, enhancing our digital sites, and other various technologies.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Interest expense	$3	$2	$6	$5
Interest income	(2)	(1)	(5)	(3)
Interest expense, net	$1	$1	$1	$2

Net interest expense was unchanged for the thirteen weeks ended July 30, 2016 as compared with the corresponding prior-year period. For the twenty-six weeks ended July 30, 2016, net interest expense decreased by $1 million as compared with the corresponding prior-year period, which primarily represented increased income due to higher average interest rates on our cash investments.

Income Taxes

The Company recorded income tax provisions of $71 million and $178 million, which represented an effective tax rate of 35.9 percent for both the thirteen and twenty-six weeks ended July 30, 2016.  For the thirteen and twenty-six weeks ended August 1, 2015, the Company recorded income tax provisions of $66 million and $172 million, which represented effective tax rates of 35.8 percent and 36.2 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. For the twenty-six weeks ended July 30, 2016, the changes in the tax reserves were not significant. The effective tax rate for the twenty-six weeks ended August 1, 2015 included tax benefits of $1 million from reserve releases due to settlements of tax examinations.

For the thirteen weeks ended August 1, 2015, the Company recorded discrete items of approximately $1 million representing tax benefits related to an adjustment to deductible compensation costs due to executive changes and a Canadian provincial tax rate change.

Excluding the reserve releases and other discrete items for the thirteen and twenty-six weeks ended July 30, 2016, the change in the effective tax rate, as compared with the corresponding prior-year periods, was primarily due to a higher proportion of income earned in lower tax jurisdictions outside the U.S.

The Company currently expects its full-year tax rate to be approximately 36.0 percent, excluding the effect of any nonrecurring items that may occur. The actual rate will vary depending primarily on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended July 30, 2016, net income increased by $8 million, or 6.7 percent, and diluted earnings per share increased by 11.9 percent to $0.94 per share, as compared with the corresponding prior-year period.  For the twenty-six weeks ended July 30, 2016, net income increased by $15 million, or 5.0 percent, above the corresponding prior-year period. Diluted earnings per share increased by 8.9 percent to $2.33 per share. In addition to the growth in net income for both the quarter and year-to-date periods, the increase in diluted earnings per share was also positively affected by the Company’s continued share repurchase program.

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

The following table summarizes results by segment:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Sales
Athletic Stores	$1,576	$1,503	$3,311	$3,184
Direct-to-Customers	204	192	456	427
	$1,780	$1,695	$3,767	$3,611
Operating Results
Athletic Stores	$193	$176	$470	$443
Direct-to-Customers	22	27	60	67
Division profit	215	203	530	510
Less: Corporate expense	17	17	36	34
Operating profit	198	186	494	476
Other income (1)	1	—	3	1
Earnings before interest expense and income taxes	199	186	497	477
Interest expense, net	1	1	1	2
Income before income taxes	$198	$185	$496	$475

(1)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Sales	$1,576	$1,503	$3,311		$3,184
$ Change	$73		$127	$
% Change	4.9%		4.0%
Division profit	$193	$176	$470		$443
Division profit margin	12.2%	11.7%	14.2%		13.9%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 5.2 percent and 4.3 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with the corresponding prior-year period.

Comparable-store sales increased by 4.3 percent and 3.2 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively. Both footwear and apparel generated comparable-store sales gains for both periods.  Within the footwear category, sales gains for the quarter and year-to-date periods were led by court classic and casual styles, with running also contributing to the gains. In addition, basketball generated gains during the second quarter, which was an improvement from the first quarter when sales declined.

Most divisions within this segment experienced comparable-store sales gains for both the quarter and year-to-date periods, led by Foot Locker Canada and Champs Sports. Foot Locker Canada maintained the momentum generated in the first quarter by the NBA All-Star Game held in Toronto, Canada, with gains generated from sales of both running and basketball shoes. The increased sales of both court classic and casual styles also benefited the children’s footwear category, which experienced strong comparable-store gains across multiple banners for both the quarter and year-to-date periods.

Apparel comparable-store sales gains for both the quarter and year-to-date periods were led by Foot Locker Europe and Champs Sports, primarily representing sales of men’s branded apparel. Champs Sports also benefited from sales of both private-label and licensed apparel.

Lady Foot Locker/SIX:02 combined experienced a  comparable-store decline for the quarter and year-to-date periods, as gains in footwear sales were not enough to offset declines in apparel. Footwear sales were primarily driven by lifestyle running and court styles. Declines in performance apparel drove the overall decrease in the apparel category, with improvement in sales of lifestyle products. We are continuing to work with our vendors to refine our assortment of women’s apparel to include more athletically-inspired lifestyle assortments, as those assortments are resonating with our customers.

Runners Point and Sidestep also experienced comparable-store declines for the quarter and year-to-date periods. Both banners continued to face assortment and traffic challenges. Our focus for these banners is to improve and better diversify our product offerings along with providing a more elevated in-store experience. Management believes that these initiatives, along with marketing campaigns targeted to improve traffic to the stores, will position the banners for future growth. Management will continue to monitor the results of this business during the third quarter and will assess, if necessary, the impact of various initiatives on the projected performance of this division, which may include an impairment review.

Athletic Stores division profit increased 9.7 percent and 6.1 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with the corresponding prior-year period. Division profit, as a percentage of sales increased to 12.2 percent and 14.2 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with 11.7 percent and 13.9 percent for the respective corresponding prior-year periods. The improvement in division profit margin reflected an improved merchandise margin rate driven primarily by a lower markdown rate as well as disciplined expense management.

Direct-to-Customers

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Sales	$204	$192	$456	$427
$ Change	$12		$29
% Change	6.3%		6.8%
Division profit	$22	$27	$60	$67
Division profit margin	10.8%	14.1%	13.2%	15.7%

Comparable-sales for the Direct-to-Customers segment increased by 7.1 percent for both the thirteen and twenty-six weeks ended July 30, 2016. This increase was driven by the continued growth of ecommerce associated with our store-banner websites, both domestically and internationally, which was partially offset by declines in our Eastbay and Runners Point ecommerce businesses.

Footwear continues to be our strongest category and was led by the Jordan brand, women’s casual styles, and children’s footwear, each of which posted strong comparable-sales gains during the quarter and year-to-date periods.  Eastbay’s sales decreased for the quarter and year-to-date periods, which reflected the customer’s continued shift away from performance-related product and the increased liquidation activity in the marketplace particularly affecting our sales of sporting equipment.

Direct-to-Customers division profit for the thirteen and twenty-six weeks ended July 30, 2016 decreased by $5 million and $7 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 10.8 percent and 13.2 percent for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as compared with 14.1 percent and 15.7 percent for the corresponding prior-year periods.  The division profit decline for the quarter was primarily related to higher marketing related costs coupled with a lower gross margin rate within our domestic ecommerce business due to higher promotional activity. The year-to-date performance was affected by the same factors, coupled with lower shipping and handling revenue associated with free shipping offers.

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in millions)
Corporate expense	$17	$17	$36	$34
$ Change	$—		$2

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $7 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, which increased by $1 million for both the quarter and year-to-date periods as compared with the corresponding prior-year periods.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $2 million and $4 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense, as compared with the corresponding prior-year periods, increased by $1 million and $5 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively. The increase in corporate expense for the twenty-six weeks ended July 30, 2016 was primarily related to the $4 million of costs incurred to relocate of our corporate headquarters within New York City, which was completed during the first quarter.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of July 30, 2016, approximately $361 million remained available under the Company’s current $1 billion share repurchase program.

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

Operating Activities

	Twenty-six weeks ended
	July 30,	August 1,
	2016	2015
	($ in millions)
Net cash provided by operating activities	$369	$334
$ Change	$35

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, share-based compensation expense, and share-based related tax benefits.  The increase from the prior year primarily reflects the Company’s earnings strength coupled with working capital improvements. This was partially offset by a $25 million contribution to the U.S. qualified pension plan.  No such contribution was made in the corresponding prior-year period.

Investing Activities

	Twenty-six weeks ended
	July 30,	August 1,
	2016	2015
	($ in millions)
Net cash used in investing activities	$131	$116
$ Change	$15

Capital expenditures represented a $15 million increase from the prior year, which reflected a higher number of store projects in progress for the current year, as well as increased spending on corporate technology projects. The Company’s full-year forecast for capital expenditures is expected to be in the range of $282 million to $287 million, which includes approximately $215 million related to the remodeling or relocation of approximately 230 existing stores and approximately 100 new store openings, as well as approximately $70 million for the development of information systems, websites, infrastructure, and our corporate headquarters relocation within New York City.

Financing Activities

	Twenty-six weeks ended
	July 30,	August 1,
	2016	2015
	($ in millions)
Net cash used in financing activities	$324	$209
$ Change	$115

During the twenty-six weeks ended July 30, 2016, the Company repurchased 4,724,691 shares of its common stock for $276 million, as compared with 3,490,000 shares repurchased for $205 million in the corresponding prior-year period. The Company declared and paid dividends during the first two quarters of 2016 and 2015 of $74 million and

$70 million, respectively. This represented quarterly rates of $0.275 and $0.25 per share for 2016 and 2015, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $18 million and $43 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $10 million and $24 million as a financing activity for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The decreased excess tax benefit primarily reflected a lower number of stock option exercises during the first two quarters of 2016 as compared with the corresponding prior-year period. In May 2016, the Company entered into a new $400 million credit agreement and in connection with this transaction the Company paid fees of $2 million. The activity for the twenty-six weeks ended August 1, 2015 also reflected payments made on capital lease obligations of $1 million.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 30, 2016 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the twenty-six weeks ended July 30, 2016:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 1, 2016 - May 28, 2016	1,089,900	$58.06	1,089,900	$485,727,940
May 29, 2016 - July 2, 2016	1,749,351	54.48	1,744,586	390,685,865
July 3, 2016 - July 30, 2016	519,031	57.03	519,031	361,083,451
	3,358,282	56.04	3,353,517

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

Date: September 7, 2016	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF  EXHIBITS

Exhibit No.	Description
10.1†*	Form of Restricted Stock Unit Award Agreement (New Hire).
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.