Form 10-Q
period 2016-10-29
FOOT LOCKER, INC.
filed 2016-12-07
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 29, 2016

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

Number of shares of Common Stock outstanding as of November 25, 2016: 132,364,959

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($  in millions, except shares)

	October 29,	October 31,	January 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets
Cash and cash equivalents	$865	$878	$1,021
Merchandise inventories	1,361	1,336	1,285
Other current assets	291	277	300
	2,517	2,491	2,606
Property and equipment, net	732	664	661
Deferred taxes	171	256	234
Goodwill	156	156	156
Other intangible assets, net	43	46	45
Other assets	75	82	73
	$3,694	$3,695	$3,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$215	$258	$279
Accrued and other liabilities	327	401	420
Current portion of capital lease obligations	1	1	1
	543	660	700
Long-term debt and obligations under capital leases	127	130	129
Other liabilities	391	358	393
Total liabilities	1,061	1,148	1,222
Shareholders’ equity
Common stock and paid-in capital: 174,687,964; 173,333,777 and 173,397,913 shares outstanding, respectively	1,168	1,099	1,108
Retained earnings	3,546	3,058	3,182
Accumulated other comprehensive loss	(353)	(343)	(366)
Less: Treasury stock at cost: 42,326,538; 34,772,045 and 36,421,104 shares, respectively	(1,728)	(1,267)	(1,371)
Total shareholders' equity	2,633	2,547	2,553
	$3,694	$3,695	$3,775

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Sales	$1,886	$1,794	$5,653	$5,405

Cost of sales	1,246	1,187	3,730	3,575
Selling, general and administrative expenses	366	352	1,077	1,028
Depreciation and amortization	40	38	118	109
Impairment and litigation charges	6	100	6	100
Interest expense, net	1	1	2	3
Other income	—	(1)	(3)	(2)
	1,659	1,677	4,930	4,813

Income before income taxes	227	117	723	592
Income tax expense	70	37	248	209
Net income	$157	$80	$475	$383

Basic earnings per share	$1.18	$0.57	$3.53	$2.74
Weighted-average shares outstanding	132.9	139.3	134.6	139.6

Diluted earnings per share	$1.17	$0.57	$3.50	$2.71
Weighted-average shares outstanding,
assuming dilution	134.0	140.9	135.7	141.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($  in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income	$157	$80	$475	$383

Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(14)	(10)	3	(32)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	2	4	1

Available for sale securities:
Unrealized gain on available for sale securities	—	—	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $3 and $3 million, respectively, and foreign currency fluctuations	3	3	5	7
Comprehensive income	$147	$75	$488	$359

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($  in millions)

	Thirty-nine weeks ended
	October 29,	October 31,
	2016	2015

From Operating Activities
Net income	$475	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	6	—
Depreciation and amortization	118	109
Share-based compensation expense	17	17
Excess tax benefits on share-based compensation	(16)	(33)
Qualified pension plan contributions	(33)	(4)
Change in assets and liabilities:
Merchandise inventories	(77)	(96)
Accounts payable	(66)	(39)
Accrued and other liabilities	(3)	(12)
Other, net	33	89
Net cash provided by operating activities	454	414

From Investing Activities
Capital expenditures	(193)	(173)
Purchase of business, net of cash acquired	—	(1)
Net cash used in investing activities	(193)	(174)

From Financing Activities
Purchase of treasury shares	(352)	(316)
Dividends paid on common stock	(111)	(105)
Proceeds from exercise of stock options	24	63
Treasury stock reissued under employee stock plan	4	5
Excess tax benefits on share-based compensation	16	33
Payment of revolving credit agreement costs	(2)	—
Reduction in long-term debt and obligations under capital leases	—	(2)
Net cash used in financing activities	(421)	(322)

Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	4	(7)
Net Change in Cash and Cash Equivalents	(156)	(89)
Cash and Cash Equivalents at Beginning of Period	1,021	967
Cash and Cash Equivalents at End of Period	$865	$878

Cash Paid During the Period:
Interest	$6	$5
Income taxes	$271	$240

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for annual reporting periods beginning after December 15, 2017, and interim periods herein. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of the adoption of these ASUs on its consolidated financial statements, however we currently do not expect the adoption will significantly affect our consolidated financial statements, however some changes are expected regarding the timing of recognizing gift card breakage.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company adopted this standard on a prospective basis as of the quarter ended April 30, 2016 and reclassified deferred tax assets and deferred tax liabilities classified as current to noncurrent. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods therein, and requires a modified retrospective adoption, with earlier adoption permitted. The Company does not expect to early adopt this ASU and is currently evaluating the effect of this guidance on our consolidated financial statements. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and preliminary evaluation of the new standard, we currently estimate the adoption will result in the addition of $3 to $4 billion of assets and liabilities on our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, with others applied prospectively. The Company has evaluated the effects of adopting this ASU on its consolidated financial statements and expects the change relating to excess tax benefits will introduce significant volatility to income tax expense as the recognition of the excess tax benefits are dependent on exercise patterns which are inherently unpredictable. The other components of this ASU are not expected to have a significant effect on our consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods after December 15, 2017, including interim periods therein, with early adoption permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect to adopt this ASU until required and is currently evaluating the effects of adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods after December 15, 2017 including interim periods therein, with early adoption permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
Sales
Athletic Stores	$1,644	$1,571	$4,955	$4,755
Direct-to-Customers	242	223	698	650
Total sales	$1,886	$1,794	$5,653	$5,405
Operating Results
Athletic Stores (1)	$213	$206	$683	$649
Direct-to-Customers	32	31	92	98
Division profit	245	237	775	747
Less: Pension litigation charge (2)	—	100	—	100
Less: Corporate expense	17	20	53	54
Operating profit	228	117	722	593
Interest expense, net	1	1	2	3
Other income (3)	—	1	3	2
Income before income taxes	$227	$117	$723	$592

(1)

Included in the thirteen and thirty-nine weeks ended October 29, 2016 is a $6 million pre-tax non-cash impairment charge to write-down long-lived store assets of Runners Point and Sidestep. See Note 3, Impairment and Litigation Charges for additional information.

(2)

Included in the thirteen and thirty-nine weeks ended October 31, 2015 is a pre-tax litigation charge of $100 million relating to a pension litigation matter described further in Note 13, Legal Proceedings.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Impairment and Litigation Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
Impairment of long-lived assets	$6	$—	$6	$—
Pension litigation charge	—	100	—	100
Total impairment and litigation charges	$6	$100	$6	$100

Due to the continued underperformance of our Runners Point and Sidestep stores, management determined during the third quarter of 2016 that a triggering event had occurred and, therefore, an impairment review was conducted. This evaluation resulted in a non-cash charge of $6 million to write-down store fixtures and leasehold improvements of 116 stores. The Company quantified the amount of the impairment by estimating the fair value of the assets reviewed by determining the cash flows expected from the use of the assets. If the carrying value of the assets exceeded the estimated undiscounted future cash flows, an impairment charge was recorded representing the difference between the discounted future cash flow, using the Company’s weighted-average cost of capital, and the carrying value. The Company also performed an impairment review of other intangible assets related to Runners Point and Sidestep. The Company calculated the fair value using a relief from royalty concept and compared the fair value to the carrying value to determine if the asset was impaired. As a result of this review, no impairment charge of these assets was required.

During the third quarter of 2015, the Company recorded a $100 million pension litigation charge. Please see Note 13, Legal Proceedings for further information.

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

	October 29,	October 31,	January 30,
	2016	2015	2016
	($ in millions)
Athletic Stores	$17	$17	$17
Direct-to-Customers	139	139	139
Total goodwill	$156	$156	$156

5. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 29, 2016			October 31, 2015			January 30, 2016
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Value	amort.	Value	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$118	$(107)	$11	$119	$(109)	$10	$119	$(107)	$12
Trademarks / trade names	20	(13)	7	21	(12)	9	20	(12)	8
Favorable leases	7	(5)	2	7	(4)	3	7	(5)	2
	$145	$(125)	$20	$147	$(125)	$22	$146	$(124)	$22
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$23			$24			$23
Other intangible assets, net			$43			$46			$45

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the thirty-nine week period ended October 29, 2016, the Company recorded  $1 million of lease acquisition additions, primarily related to our European businesses. These additions are being amortized over a weighted-average life of 8 years.  Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Amortization expense	$1	$1	$3	$3

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2016	$1
2017	3
2018	3
2019	3
2020	3
2021	2

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	October 29,	October 31,	January 30,
	2016	2015	2016
	($ in millions)
Foreign currency translation adjustments	$(116)	$(107)	$(119)
Cash flow hedges	6	(2)	2
Unrecognized pension cost and postretirement benefit	(243)	(233)	(248)
Unrealized loss on available-for-sale security	—	(1)	(1)
	$(353)	$(343)	$(366)

The changes in AOCL for the thirty-nine weeks ended October 29, 2016 were as follows:

	Foreign		Items Related	Unrealized
	Currency		to Pension and	Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 30, 2016	$(119)	$2	$(248)	$(1)	$(366)
OCI before reclassification	3	4	(1)	1	7
Reclassified from AOCL	—	—	6	—	6
Other comprehensive income	3	4	5	1	13
Balance as of October 29, 2016	$(116)	$6	$(243)	$—	$(353)

Reclassifications from AOCL for the thirty-nine weeks ended October 29, 2016 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$11
Postretirement benefits- amortization of actuarial gain	(2)
Net periodic benefit cost (see Note 11)	9
Income tax benefit	(3)
Net of tax	$6

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Revolving Credit Facility

On May 19, 2016, the Company entered into a new credit agreement with its banks (“2016 Credit Agreement”) that replaced the Company’s prior credit agreement (“2011 Restated Credit Agreement”). The 2016 Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021.  During the term of the 2016 Credit Agreement, the Company may also increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at the Company’s option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.125 percent to 1.375 percent depending on availability under the 2016 Credit Agreement. In addition, the Company will pay a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

The 2016 Credit Agreement provides for a security interest in certain of the Company’s domestic store assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. The Company is not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases, as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months.

The Company uses the credit facility to support standby letters of credit in connection with insurance programs. The amount outstanding as of October 29, 2016 was not significant. The Company’s management does not currently expect to borrow under the facility in 2016. The Company paid approximately $2 million in fees relating to the new credit facility. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance as of October 29, 2016 was $2 million. Interest expense including facility fees, related to the revolving credit facility was $1 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015.

8. Financial Instruments

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency. The most significant exception to this is the United Kingdom, whose merchandise inventory purchases are denominated in euros. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At quarter-end, substantially all of the Company’s hedged forecasted transactions were less than twelve months, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months.

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a $1  million and $4 million gain for the thirteen and the thirty-nine weeks ended October 29, 2016, and therefore decreased AOCL. At October 29, 2016, there was a  $6 million gain included in AOCL. For the thirteen weeks and thirty-nine weeks ended October 31, 2015, the net change in fair value was a gain of $2 million and $1 million, respectively. The notional value of the foreign exchange contracts designed as hedges outstanding at October 29, 2016 was $105 million, and these contracts mature at various dates through January 2018.

Derivative Holdings Not Designated as Hedges

The Company enters into foreign exchange forward contracts that are not designated as hedges in order to manage the costs of foreign-currency denominated merchandise purchases and intercompany transactions. Changes in the fair value of these foreign exchange forward contracts are recorded in earnings immediately within selling, general and administrative expenses. The net change in fair value resulted in income of $1 million for the thirteen weeks ended October 29, 2016 and was not significant for the thirty-nine weeks ended October 29, 2016. The net change in fair value resulted in expense of $3 million and $1 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. The notional value of the foreign exchange contracts not designed as hedges outstanding at October 29, 2016 was $12 million, and these contracts mature at various dates through December 2016.

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at October 29, 2016.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. No such contracts were outstanding at October 29, 2016.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 29,	October 31,	January 30,
($ in millions)	Caption	2016	2015	2016
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$7	$—	$3
Foreign exchange forward contracts	Current liabilities	$—	$3	$—
Non-hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$2	$—
Foreign exchange forward contracts	Current liabilities	$—	$3	$—

9. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of October 29, 2016			As of October 31, 2015			As of January 30, 2016
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$7	$—	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	8	—	—	—	—	—	3	—
Total Assets	$—	$15	$—	$—	$6	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	4	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$4	$—	$—	$—	$—

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	October 29,	October 31,	January 30,
	2016	2015	2016
	($ in millions)
Carrying value	$128	$131	$130
Fair value	$150	$157	$156

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying values of cash and cash equivalents and other current receivables and payables approximate their fair value.

10. Earnings Per Share

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in millions, except per share data)
Net Income	$157	$80	$475	$383

Weighted-average common shares outstanding	132.9	139.3	134.6	139.6
Dilutive effect of potential common shares	1.1	1.6	1.1	1.8
Weighted-average common shares outstanding assuming dilution	134.0	140.9	135.7	141.4

Earnings per share - basic	$1.18	$0.57	$3.53	$2.74
Earnings per share - diluted	$1.17	$0.57	$3.50	$2.71

Anti-dilutive share-based awards excluded from diluted calculation	0.5	—	0.4	0.6

Contingently issuable shares of 0.3 million have been excluded from the diluted calculation as the vesting conditions have not been satisfied as of both October 29, 2016 and October 31, 2015. These shares relate to RSU awards issued in connection with the Company’s long-term incentive program.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Pension and Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. The Company also has a defined benefit pension plan covering certain employees of the Runners Point Group.

In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These medical and life insurance plans are contributory and are not funded.

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which are recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 29,	Oct. 31,	Oct. 29,	Oct. 31,	Oct. 29,	Oct. 31,	Oct. 29,	Oct. 31,
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$4	$5	$12	$13	$—	$—	$—	$—
Interest cost	6	6	19	18	1	—	1	1
Expected return on plan assets	(9)	(10)	(27)	(29)	—	—	—	—
Amortization of net loss (gain)	4	3	11	10	(1)	—	(2)	(1)
Net benefit expense (income)	$5	$4	$15	$12	$—	$—	$(1)	$—

During the first quarter of 2016, the Company made a contribution of $25 million to the U.S. qualified plan and contributed another $8 million on August 31, 2016. The Company continually evaluates the amount and timing of any future contributions. The Company currently expects to contribute $4 million to the Canadian qualified plan during the fourth quarter of 2016. Actual contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 13, Legal Proceedings, for further information.

12. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$3	$3	$8	$9
Restricted stock and restricted stock units	3	3	9	8
Total share-based compensation expense	$6	$6	$17	$17

Tax benefit recognized	$2	$3	$5	$6
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities			$16	$33

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Model and Assumptions

The Company uses a Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The following table shows the Company’s assumptions used to compute the share-based compensation expense for awards granted during the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	Stock Option Plans		Stock Purchase Plan
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Weighted-average risk free rate of interest	1.4%	1.5%	0.4%	0.2%
Expected volatility	30%	30%	27%	24%
Weighted-average expected award life (in years)	5.7	6.0	1.0	1.0
Dividend yield	1.7%	1.6%	1.7%	1.7%
Weighted-average fair value	$15.71	$16.07	$14.04	$10.20

The information in the following table covers option activity under the Company’s stock option plans for the thirty-nine weeks ended October 29, 2016:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,694		$32.62
Granted	500		63.60
Exercised	(1,106)		21.44
Expired or cancelled	(52)		59.38
Options outstanding at October 29, 2016	3,036	5.9	$41.34
Options exercisable at October 29, 2016	1,990	4.4	$31.24
Options vested and expected to vest at October 29, 2016	3,002	5.9	$41.11
Options available for future grant at October 29, 2016	11,968

The total fair value of options vested as of October 29, 2016 and October 31, 2015 was $9 million and $14 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 29, 2016 was $10 million and $24 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 31, 2015 was $25 million and $63 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
Exercised	$19	$31	$45	$96

The total tax benefit realized from option exercises was $7 million and $17 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, and was $12 million and $37 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	October 29,	October 31,
	2016	2015
	($ in millions)
Outstanding	$78	$133
Outstanding and exercisable	$71	$116
Vested and expected to vest	$78	$133

As of October 29, 2016 there was $8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years. The following table summarizes information about stock options outstanding and exercisable at October 29, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	603	1.9	$12.70	603	$12.70
$18.84 to $30.92	460	4.3	25.79	460	25.79
$34.24 to $55.02	787	5.9	40.42	645	39.13
$56.35 to $73.21	1,186	8.5	62.53	282	61.74
	3,036	5.9	$41.34	1,990	$31.24

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers, key employees of the Company, and to nonemployee directors. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 678,466 and 588,308 RSU awards outstanding as of October 29, 2016 and October 31, 2015, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirty-nine weeks ended October 29, 2016 is summarized as follows:

		Weighted-
		Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	803		$45.19
Granted	368		63.80
Vested	(219)		37.68
Expired or cancelled	(125)		39.32
Nonvested at October 29, 2016	827	1.2	$56.34
Aggregate value ($ in millions)	$47

The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $8 million and $10 million, respectively. As of October 29, 2016, there was $16 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted awards.

13. Legal Proceedings

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

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. The trial was held in July 2015 and the court issued a decision in September 2015 in favor of the class on the foregoing claims. The court ordered that the Plan be reformed. As a result of this development, the Company determined that it is probable a liability exists. The Company’s reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, the Company recorded a charge of $100 million pre-tax ($61 million after-tax) in the third quarter of 2015. This amount has been classified as a long-term liability. The Company has appealed the court’s decision, and the judgment has been stayed pending the outcome of the appeal. The Company will continue to vigorously defend itself in this case. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments – Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Lady Foot Locker, Kids Foot Locker, SIX:02, Champs Sports, Footaction, Runners Point, and Sidestep. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., and our international ecommerce businesses, which sell to customers through their Internet and mobile sites, and catalogs.

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

Store Count

At October 29, 2016, the Company operated 3,394 stores as compared with 3,383 and 3,432 stores at January 30, 2016 and October 31, 2015, respectively. A total of 71 franchised stores were operating at October 29, 2016, as compared with 64 stores at both January 30, 2016 and October 31, 2015. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the Company’s operating store count above.

Reconciliation of Non-GAAP Measures

The Company presents certain non-GAAP measures, such as sales changes excluding foreign currency fluctuations, adjusted net income before income taxes, adjusted net income, and adjusted diluted earnings per share.  The Company presents these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of our core business.  In addition, these non-GAAP measures are useful in assessing the Company’s progress in achieving its long-term financial objectives. The non-GAAP financial information is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal rate to each of the respective items.

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
Pre-tax income:
Income before income taxes	$227	$117	$723	$592
Pre-tax amounts excluded from GAAP:
Impairment charge	6	—	6	—
Pension litigation charge	—	100	—	100
Adjusted income before income taxes (non-GAAP)	$233	$217	$729	$692

Reconciliation of Non-GAAP Measures – (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	($ in millions)
After-tax income:
Net income	$157	$80	$475	$383
After-tax adjustments excluded from GAAP:
Tax benefit related to intellectual property reassessment	(10)	—	(10)	—
Impairment charge, net of income tax benefit of $1, $—, $1, $— million, respectively	5	—	5	—
Pension litigation charge, net of income tax benefit of $—, $39, $—, and $39 million, respectively	—	61	—	61
Adjusted net income (non-GAAP)	$152	$141	$470	$444

Earnings per share:
Diluted EPS	$1.17	$0.57	$3.50	$2.71
Diluted EPS amounts excluded from GAAP:
Tax benefit related to intellectual property reassessment	(0.07)	—	(0.07)	—
Impairment charge	0.03	—	0.03	—
Pension litigation charge	—	0.43	—	0.43
Adjusted diluted EPS (non-GAAP)	$1.13	$1.00	$3.46	$3.14

During the thirteen weeks ended October 29, 2016, the Company recorded a non-cash impairment charge of $6 million ($5 million after-tax or $0.03 per share), to write down store fixtures and leasehold improvements related to our Runners Point and Sidestep stores. Additionally during the third quarter of 2016, the Company performed a scheduled reassessment of the value of intellectual property previously provided to its European business by Foot Locker in the U.S. during the fourth quarter of 2012. Driven by the success of the European business since the implementation of our tax planning strategy, the higher valuation resulted in catch-up tax deductions that reduced tax expense by $10 million, or $0.07 per share.

During the third quarter of 2015, the Company recorded a charge of $100 million, $61 million after-tax or $0.43 per share, related to pension litigation.

Please see Item 1. “Financial Statements,” Note 3, Impairment and Litigation Charges and Note 13, Legal Proceedings for further information on these items.

The Company estimates the tax effects of each of the non-GAAP adjustments individually by applying the applicable marginal tax rate to each of the respective items.

Foreign Currency Fluctuations

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

Results of Operations

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

Sales increased by $92 million, or 5.1 percent, to $1,886 million for the thirteen weeks ended October 29, 2016, from $1,794 million for the thirteen weeks ended October 31, 2015. For the thirty-nine weeks ended October 29, 2016, sales of $5,653 million increased 4.6 percent from sales of $5,405 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, sales increased by 5.5 percent and 4.9 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

Comparable-store sales increased by 4.7 and 4.0 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Gross margin rate	33.9%	33.8%	34.0%	33.9%
Basis point change in the gross margin rate	10		10
Components of the change-
Merchandise margin rate improvement	10		20
Higher occupancy and buyers' compensation expense rate	—		(10)

The gross margin rate improved by 10 basis points for both the thirteen and thirty-nine weeks ended October 29, 2016. This reflected a merchandise margin rate improvement of 10 and 20 basis points for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. The change in the gross margin rate also reflected an increase in the occupancy and buyer’s compensation expense rate of 10 basis points for the thirty-nine weeks ended October 29, 2016.

The merchandise margin rate improvement for both the quarter and year-to-date periods of 2016 primarily reflected a lower markdown rate within the Athletic Stores segment, as we increased full-price selling. This improvement was partially offset by increased promotional activity within our Direct-to-Customers segment for both the current and year-to-date periods. Also pressuring the gross margin rate was the fact that certain high-profile locations were closed for remodeling for all or part of the year, which increased the occupancy expense rate since these locations were not generating sales while incurring tenancy costs.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
SG&A	$366	$352	$1,077		$1,028
$ Change	$14		$49	$
% Change	4.0%		4.8%
SG&A as a percentage of sales	19.4%	19.6%	19.1%		19.0%

SG&A increased by $14 million and $49 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared with the corresponding prior-year periods. The effect of foreign currency fluctuations for the current quarter and year-to-date periods was not significant.

Comparing the SG&A rate to the prior-year periods, the rate decreased by 20 basis points for the thirteen weeks ended October 29, 2016, while it increased by 10 basis points for the thirty-nine weeks ended October 29, 2016. The change in the SG&A rate was primarily driven by diligent expense management by our Athletic Stores segment, partially offset by an increase in marketing costs incurred by our Direct-to-Customers segment in order to drive traffic to its websites. While the higher expense rate within Direct-to-Customers segment continued during the third quarter, it was more pronounced in the first half of 2016, and therefore negatively affected the year-to-date comparison.

Additionally, corporate expense for the thirty-nine weeks ended October 29, 2016 included an increase of $3 million in costs associated with the relocation of the corporate headquarters within New York City.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Depreciation and amortization	$40	$38	$118	$109
$ Change	$2		$9
% Change	5.3%		8.3%

Depreciation and amortization increased by $2 million and $9 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared with the corresponding prior-year periods. The increase in depreciation and amortization reflected increased capital spending on store projects, enhancing our digital sites, and various other technologies and infrastructure.

Impairment and Litigation Charges

The Company recorded an impairment charge totaling $6 million ($5 million after-tax or $0.03 per diluted share) relating to the write-down of store fixtures and leasehold improvements for 116 of our Runners Point and Sidestep stores.

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

Please see Item 1. “Financial Statements,” Note 3, Impairment and Litigation Charges and Note 13, Legal Proceedings for further information on these items.

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Interest expense	$3	$3	$9	$8
Interest income	(2)	(2)	(7)	(5)
Interest expense, net	$1	$1	$2	$3

Net interest expense was unchanged for the thirteen weeks ended October 29, 2016 as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2016 net interest expense decreased by $1 million compared with the corresponding prior-year period, which primarily represented increased income due to higher average interest rates on our cash investments.

Income Taxes

The Company recorded income tax provisions of $70 million and $248 million, which represented effective tax rates of 30.9 percent and 34.4 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. For the thirteen and thirty-nine weeks ended October 31, 2015, the Company recorded income tax provisions of $37 million and $209 million, which represented effective tax rates of 31.7 percent and 35.3 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. For the thirteen and thirty-nine weeks ended October 29, 2016, the changes in the tax reserves were not significant. Included in the thirteen weeks and thirty-nine weeks ended October 31, 2015 were tax benefits of $1 million and $2 million, respectively, from reserve releases due to expiration of statutes of limitation and settlements of tax examinations.

During the third quarter of 2016, the Company performed a scheduled reassessment of the value of the intellectual property provided to its European business by Foot Locker in the U.S. during the fourth quarter of 2012. Driven by the recent success of the Foot Locker business in Europe, the new, higher valuation resulted in catch-up deductions that reduced tax expense by $10 million. The higher valuation will also result in a current year benefit, of which approximately $2 million was recognized during the third quarter with an additional $1 million that will be recognized during the fourth quarter.

During the third quarter of 2015, the Company recorded a pension-related litigation charge of $100 million with a related tax benefit of $39 million. The thirty-nine weeks ended October 31, 2015 also included tax benefits totaling $1 million related to an adjustment to deductible compensation costs resulting from executive changes and a Canadian provincial tax rate change.

Excluding the reserve releases and other discrete items mentioned above, the effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2016 decreased as compared with the corresponding prior-year periods, due primarily to the current year effect of the higher valuation of the intellectual property provided from Foot Locker U.S. to its European business.

The Company currently expects its fourth quarter and full-year tax rate to approximate 36 percent and 35 percent, respectively, excluding the effect of any additional nonrecurring items that may occur. The actual tax rates will depend primarily on the level and mix of income earned in the United States as compared with its international operations.

Net Income

For the thirteen weeks ended October 29, 2016, net income increased by $77 million, or 96.3 percent, and diluted earnings per share increased by 105.3 percent to $1.17 per share, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2016, net income increased by $92 million, or 24.0 percent, above the corresponding prior-year period. Diluted earnings per share increased by 29.2 percent to $3.50 per share. In addition to the growth in net income for both the quarter and year-to-date periods, the increase in diluted earnings per share was also positively affected by the Company’s continued share repurchase program.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Sales
Athletic Stores	$1,644	$1,571	$4,955	$4,755
Direct-to-Customers	242	223	698	650
	$1,886	$1,794	$5,653	$5,405
Operating Results
Athletic Stores (1)	$213	$206	$683	$649
Direct-to-Customers	32	31	92	98
Division profit	245	237	775	747
Less: Pension litigation charge (2)	—	100	—	100
Less: Corporate expense	17	20	53	54
Operating profit	228	117	722	593
Other income (3)	—	1	3	2
Earnings before interest expense and income taxes	228	118	725	595
Interest expense, net	1	1	2	3
Income before income taxes	$227	$117	$723	$592

(1)

Included in the thirteen and thirty-nine weeks ended October 29, 2016 is a $6 million pre-tax non-cash impairment charge to write-down long-lived store assets of Runners Point and Sidestep. See Item 1. “Financial Statements,” Note 3, Impairment and Litigation Charges for further information.

(2)

Included in the thirteen and thirty-nine weeks ended October 31, 2015 is a pre-tax litigation charge of $100 million relating to the pension litigation matter. Please see Item 1. “Financial Statements,” Note 13, Legal Proceedings for further information.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Sales	$1,644	$1,571	$4,955		$4,755
$ Change	$73		$200	$
% Change	4.6%		4.2%
Division profit	$213	$206	$683		$649
Division profit margin	13.0%	13.1%	13.8%		13.6%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 5.0 percent and 4.5 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared with the corresponding prior-year period. The sales increase for both the quarter and year-to-date periods of 2016 was driven by our domestic banners, led by Champs Sports. Our international sales growth for both the quarter and the full year was led by our Canadian businesses. Foot Locker Europe’s sales increased for both the quarter and year-to-date periods, with the majority of the increase coming from the first half of the year, as the third quarter was negatively affected by reduced traffic. The Runners Point and Sidestep banners continued to experience sales declines. Both of these banners continue to face assortment and traffic challenges. We are focused on improving these banners by better diversifying our product offerings, along with providing a more elevated in-store experience.

Comparable-store sales increased by 4.0 percent and 3.5 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. These increases were primarily driven by our continued success in footwear. Children’s and women’s footwear sales increased across multiple banners for the current quarter and year-to-date periods, led by court classic and casual styles. The increase in men’s footwear sales was largely driven by casual styles, especially in our Champs Sports banner.  Our basketball footwear business was down slightly for the quarter, but represented a positive comparable gain for the year-to-date period led, by Foot Locker Canada.

Apparel sales also experienced gains for both the quarter and year-to-date period. The strongest contributors were sales of men’s branded and private label apparel at Champs Sports. Additionally, Foot Locker Europe’s apparel sales benefited during the year-to-date period with gains in men’s branded apparel.

Athletic Stores division profit increased 3.4 percent and 5.2 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared with the corresponding prior-year period. Division profit, as a percentage of sales decreased to 13.0 percent and increased to 13.8 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared to the corresponding prior-year period. During the third quarter of 2016, a $6 million impairment charge was recorded to write down the value of store fixtures and leasehold improvements for 116 Runners Point and Sidestep stores. Excluding the effect of the impairment charge, division profit increased as a percentage of sales by 20 and 30 basis points for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as compared to the corresponding prior-year periods. The division profit rate improvement, excluding the effect of the impairment charge, was primarily due to an improved merchandise margin rate, reflecting a lower markdown rate for both the quarter and year-to-date periods.

Direct-to-Customers

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Sales	$242	$223	$698	$650
$ Change	$19		$48
% Change	8.5%		7.4%
Division profit	$32	$31	$92	$98
Division profit margin	13.2%	13.9%	13.2%	15.1%

Comparable-sales for the Direct-to-Customers segment increased by 8.9 percent and 7.7 percent for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.  This increase was primarily a result of the continued growth of ecommerce sales associated with our store-banner websites, both domestically and internationally, which was partially offset by declines in our Eastbay, Runners Point and Sidestep ecommerce businesses.

Footwear continued to be our strongest category for both the quarter and year-to-date periods. This category was led by gains from the Jordan brand, women’s casual styles, and children’s footwear, each of which posted strong sales gains during the quarter and year-to-date periods. Eastbay’s sales decreased for the quarter and year-to-date periods, which reflected the customer’s continued shift away from performance-related product.

Direct-to-Customers division profit for the thirteen and thirty-nine weeks ended October 29, 2016 increased by $1 million and decreased by $6 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, was 13.2 percent for both the thirteen and thirty-nine weeks ended October 29, 2016 as compared with 13.9 percent and 15.1 percent for the corresponding prior-year periods. The division profit rate decline for the quarter and year-to-date periods primarily related to higher marketing related costs coupled with a lower gross margin rate within our domestic ecommerce business due to higher promotional activity.

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in millions)
Corporate expense	$17	$20	$53	$54
$ Change	$(3)		$(1)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $11 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, which increased by $2 million and $3 million for the quarter and year-to-date periods, respectively, as compared with the corresponding prior-year periods.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $3 million and $7 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, thus reducing corporate expense. Excluding the corporate allocation change as well as the change attributable to depreciation and amortization, corporate expense decreased by $2 million for the thirteen weeks ended October 29, 2016,  and increased by $3 million for the thirty-nine weeks ended October 29, 2016. The increase for the thirty-nine weeks ended October 29, 2016 was primarily due to costs incurred to relocate our corporate headquarters within New York City, which was completed during the first quarter. During 2016 we incurred $4 million of relocation-related expenses, as compared with $1 million during the prior-year period.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of October 29, 2016, approximately $285 million remained available under the Company’s $1 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the third quarter of 2015 the Company recorded a pre-tax charge of $100 million, ($61 million after-tax). In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeals process can be lengthy. The pension plan is currently sufficiently funded to absorb a $100 million liability and, accordingly, we do not anticipate the need to make any pension contributions in the near term in connection with this matter.  The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Operating Activities

	Thirty-nine weeks ended
	October 29,	October 31,
	2016	2015
	($ in millions)
Net cash provided by operating activities	$454	$414
$ Change	$40

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment charges, depreciation and amortization, share-based compensation expense, and share-based related tax benefits.  The increase from the prior year primarily reflects the Company’s earnings strength. This was partially offset by $33 million of contributions to the U.S. qualified pension plan, which is an increase of $29 million as compared with the contribution made in the corresponding prior-year period.

Investing Activities

	Thirty-nine weeks ended
	October 29,	October 31,
	2016	2015
	($ in millions)
Net cash used in investing activities	$193	$174
$ Change	$19

Capital expenditures were  $20 million higher than the prior year. The increase was due, in part, to the build out of our new corporate headquarters and two flagship stores in New York City. The Company also increased spending on corporate technology projects. The Company’s full-year forecast for capital expenditures is expected to be approximately $290 million, which includes $220 million related to the remodeling or relocation of approximately 220 existing stores and opening approximately 100 new stores, as well as $70 million for the development of information systems, websites, infrastructure, and our corporate headquarters relocation within New York City. The prior year reflected a $2 million asset acquisition of 10 previously franchised Runners Point and Sidestep stores in Switzerland, of which $1 million was paid during the third quarter of 2015.

Financing Activities

	Thirty-nine weeks ended
	October 29,	October 31,
	2016	2015
	($ in millions)
Net cash used in financing activities	$421	$322
$ Change	$99

During the thirty-nine weeks ended October 29, 2016, the Company repurchased 5,874,643 shares of its common stock for $352 million, as compared with 5,050,000 shares repurchased for $316 million in the corresponding prior-year period. The Company declared and paid dividends during the first three quarters of 2016 and 2015 of $111 million and $105 million, respectively. This represented quarterly rates of $0.275 and $0.25 per share for 2016 and 2015, respectively. Additionally, the Company received proceeds from the issuance of common stock in connection with employee stock programs of $28 million and $68 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015,  respectively.

In connection with stock option exercises and share-based compensation programs, the Company recorded excess tax benefits of $16 million and $33 million as a financing activity for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The reduction in the amount of the excess tax benefit primarily reflected a lower number of stock option exercises during the first three quarters of 2016 as compared with the prior year.

In May 2016, the Company entered into a new $400 million credit agreement and in connection with this transaction the Company paid fees of $2 million. The activity for the thirty-nine weeks ended October 31, 2015 also reflected payments made on capital lease obligations of $2 million.

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

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of October 29, 2016 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 29, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 29, 2016:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
July 31, 2016 - August 27, 2016	2,725	$58.33	200	$361,072,062
August 28, 2016 - October 1, 2016	838,125	65.55	838,125	306,136,730
October 2, 2016 - October 29, 2016	311,627	68.51	311,627	284,788,341
	1,152,477	$66.33	1,149,952

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock awards which vested during the quarter, as well as shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

Date: December 7, 2016	FOOT LOCKER, INC.

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