Form 10-K
period 2017-01-28
FOOT LOCKER, INC.
filed 2017-03-23
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of March 20, 2017:	131,233,011
The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 30, 2016, was approximately:	$6,029,285,940	*

*

For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 17, 2017: Parts III and IV.

FOOT LOCKER, INC.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel, operating 3,363 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in the United States, Canada, Europe, Australia, and New Zealand as of January 28, 2017. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the Internet at www.footlocker-inc.com. The Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 330 West 34th Street, New York, N.Y. 10001.

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

The service marks, trade names, and trademarks appearing in this report (except for adidas and Nike) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 15,761 full-time and 34,407 part-time employees at January 28, 2017. The Company considers employee relations to be satisfactory.

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

Our inability to implement our long-range strategic plan may adversely affect our future results.

Our ability to successfully implement and execute our long-range plan is dependent on many factors. Our strategies may require significant capital investment and management attention. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store designs, competition, product differentiation, and the ability to attract and retain qualified personnel. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet shareholder expectations, particularly with respect to sales, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

The retail athletic footwear and apparel business is highly competitive.

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, discount stores, traditional shoe stores, mass merchandisers, and Internet retailers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, customer service, reputation, store location, advertising, and price. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors, and entry of new competitors or expansion of existing competitors into our markets, could have a material adverse effect on our business, financial condition, and results of operations.

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

The athletic footwear and apparel industry is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and athletic apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

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

A change in the relationship with any of our key suppliers or the unavailability of key products at competitive prices could affect our financial health.

Our business is dependent to a significant degree upon our ability to obtain exclusive product and the ability to purchase brand-name merchandise at competitive prices from a limited number of suppliers. In addition, our suppliers provide volume discounts, cooperative advertising, and markdown allowances, as well as the ability to negotiate cancellations and returns of excess or unneeded merchandise. We cannot be certain that such terms with our suppliers will continue in the future.

We purchased approximately 91 percent of our merchandise in 2016 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 68 percent of all merchandise purchased in 2016 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike: they individually purchased 48 to 76 percent of their merchandise from Nike. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

We are affected by mall traffic and our ability to secure suitable store locations.

Many of our stores, especially in North America, are located primarily in enclosed regional and neighborhood malls. Our sales are affected, in part, by the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing or continued decline of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, public health or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in such locations, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls anchored by major department stores,  as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable mall locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions as well as the closure of certain mall anchor tenants.

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

We may experience fluctuations in, and cyclicality of, our comparable-store sales results.

Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, product innovation, promotional events, the highly competitive retail sales environment, economic conditions, timing of income tax refunds, changes in our merchandise mix, calendar shifts of holiday periods, supply chain disruptions, and weather conditions. Many of our products represent discretionary purchases. Accordingly, customer demand for these products could decline in an economic downturn or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2016 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly our earnings in Canada, Australia, and New Zealand may be affected by the value of currencies when translated into U.S. dollars. Our international subsidiaries conduct most of their business in their local currency, other than in the U.K., whose inventory purchases are denominated in euros, which could result in foreign currency transaction gains or losses.

Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

The United Kingdom electorate voted to exit the European Union in a referendum, which could adversely affect our business, results of operations and financial condition.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum is non-binding; however, it is expected to be passed into law, after which negotiations will commence to determine the future terms of the U.K.’s relationship with the E.U. The effect on our business from Brexit will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Volatility in currency exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, results of operations and financial condition.

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related impact on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products.

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

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement in place until May 19, 2021 and, other than amounts used for standby letters of credit, we do not have any borrowings under it, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities.

We rely on a few key suppliers for a majority of our merchandise purchases (including a significant portion from one key supplier). The inability of these key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise to us. Our inability to obtain merchandise in a timely manner from major suppliers could have a material adverse effect on our business, financial condition, and results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 28, 2017, our cash and cash equivalents totaled $1,046 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of January 28, 2017, $730 million of our cash and cash equivalents were held in foreign jurisdictions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 28, 2017, all of the investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $589 million at January 28, 2017. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. As of January 28, 2017, we had $155 million of goodwill; this asset is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill, and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

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

A substantial portion of our cash and investments is invested outside of the United States.  In accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries because we plan to permanently reinvest our foreign earnings. Our effective tax rate could be adversely affected if our plans change and all or a portion of our foreign earnings were no longer considered to be permanently reinvested.

Changes in tax laws could materially affect our financial position and results of operations

The current administration and Congress have made public statements regarding their plans to make substantial changes in the taxation of U.S. companies and their foreign operations, including the possible implementation of a border adjustment tax; tariffs or increases in custom duties on products manufactured outside of and imported into the U.S.; taxation of unremitted foreign earnings; corporate tax rate reductions; and the renegotiation of U.S. trade agreements. Due to economic and political conditions, tax rates and policies in the U.S. or internationally may be subject to significant change. Moreover, there has been an increase in attention to the tax practices of multinational companies, including the issuance of a series of action items by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. This attention has, and is likely to continue to result in legislative changes that could adversely affect our tax rate. Any changes in the taxation of our business activities may impact our worldwide effective tax rate, our financial position, and results of operations.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

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

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, Australia, and New Zealand. If complications arise with any facility or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We also may be affected by disruptions in the global transportation network such as port strikes, weather conditions, work stoppages or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise;   any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

Our business involves the storage and transmission of customers’ personal information, including consumer preferences and certain credit card information. In an effort to enhance the security of our customers’ credit card information, during 2015 we implemented an encryption and tokenization platform for most domestic credit card transactions, whereby no credit card data is stored in our internal systems, and we plan to expand this platform to the entire company. We invest in security technology to protect the data stored by us, including our data and business processes, against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

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

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, telecommunications failures, denial of service attacks, and similar disruptions. Also, we will require additional capital in the future to sustain or grow our digital commerce. Business risks related to digital commerce include risks associated with the need to keep pace with rapid technological change, Internet cybersecurity risks, risks of system failure or inadequacy, governmental regulation, and legal uncertainties with respect to Internet regulatory compliance. If any of these risks materialize, it could have a material adverse effect on our business.

The technology enablement of omni-channel in our business is complex and involves the development of a new digital platform and a new order management system in order to enhance the complete customer experience.

We continue to invest in initiatives designed to deliver a high-quality, coordinated shopping experience online, in-stores, and on mobile devices, which requires substantial investment in technology, information systems, employee training,  as well as significant management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, software and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. If our omni-channel initiatives are not successful, or we do not realize the return on our omni-channel investments that we anticipate, our financial performance and future growth could be materially adversely affected.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management teams. Our executive and senior management teams have substantial experience and expertise in our business and have made significant contributions to our success. Our future performance depends to a significant extent both upon the continued services of our current executive and senior management teams, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. While we feel that we have adequate succession planning and executive development programs, competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain and attract qualified executives.

Risks associated with attracting and retaining store and field associates.

Our success depends, in part, upon our ability to attract, develop, and retain a sufficient number of qualified store and field associates. The turnover rate in the retail industry is generally high. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, overtime regulations, and changing demographics.

Changes in employment laws or regulation could harm our performance.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime and sick pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act (“ACA”), unemployment tax rates, workers’ compensation rates, European works council requirements, and union organization. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime and sick pay, paid leaves of absence and mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. Additionally, recent changes in the leadership of the U.S. government could lead to repeal of, or changes, in some or all of the ACA; complying with any new legislation and/or reversing changes implemented under the ACA could be time-intensive and expensive, and may affect our business.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively affect our business.

There has been an increasing focus and significant debate on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory, or other efforts in the United States to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are currently unable to predict the potential effects that any such future environmental initiatives may have on our business.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.

Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the United States, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could result in a material adverse effect on our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2016 were approximately 13.12 and 7.63 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Australia, and New Zealand.

We currently operate five distribution centers, of which two are owned and three are leased, occupying an aggregate of 2.9 million square feet. Three distribution centers are located in the United States, one in Germany, and one in the Netherlands. The location in Germany serves as the central warehouse distribution center for the Runners Point and Sidestep stores and their direct-to-customer business. We also own a cross-dock and manufacturing facility, and operate a leased warehouse in the United States, both of which support our Team Edition apparel business. The lease on our Wisconsin distribution center expires in April 2018. Additionally, our leased distribution centers in Germany and the Netherlands expire during 2019.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Registrant

The following table provides information with respect to all persons serving as executive officers as of March 23, 2017, including business experience for the last five years.

Chairman, President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Executive Officer-North America	Stephen D. Jacobs
Executive Vice President and Chief Executive Officer-International	Lewis P. Kimble
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Senior Vice President and Chief Human Resources Officer	Paulette R. Alviti
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President — Real Estate	W. Scott Martin
Senior Vice President and Chief Information Officer	Pawan Verma
Vice President, Treasurer and Investor Relations	John A. Maurer

Richard A. Johnson, age 59, has served as Chairman of the Board since May 18, 2016 and President and Chief Executive Officer since December 1, 2014. Mr. Johnson previously served as Executive Vice President and Chief Operating Officer from May 16, 2012 through November 30, 2014. He served as Executive Vice President and Group President from July 2011 to May 15, 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Stephen D. Jacobs, age 54, has served as Executive Vice President and Chief Executive Officer-North America since February 29, 2016. Mr. Jacobs has been with the Company for 18 years in positions of increasing responsibility. He previously served as Executive Vice President and Chief Executive Officer Foot Locker North America from December 1, 2014 through February 28, 2016. He served as President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from July 2011 to November 2014 and President and Chief Executive Officer of Champs Sports from January 2009 to June 2011.

Lewis P. Kimble, age 58, has served as Executive Vice President and Chief Executive Officer-International since February 29, 2016. Mr. Kimble previously served as President and Chief Executive Officer of Foot Locker Europe from February 1, 2010 to February 28, 2016. Prior to that role Mr. Kimble led our business in Australia and New Zealand as Managing Director of Foot Locker Asia Pacific. Over his 40 years with the Company, Mr. Kimble has also held Vice President positions across multiple functions within the United States and Europe.

Lauren B. Peters, age 55, has served as Executive Vice President and Chief Financial Officer since July 2011.

Paulette R. Alviti, age 46, has served as Senior Vice President and Chief Human Resources Officer since June 2013. From March 2010 to May 2013, Ms. Alviti served in various roles at PepsiCo, Inc.: SVP and Chief Human Resources Officer Asia, Middle East, Africa (February to May 2013); SVP Global Talent Acquisition and Deployment (July 2012 to February 2013); and SVP — Human Resources (March 2010 to July 2012).

Giovanna Cipriano, age 47, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 57, has served as Senior Vice President, General Counsel and Secretary since June 1, 2014. She previously served as Vice President, Associate General Counsel and Assistant Secretary from May 2007 to May 2014.

W. Scott Martin, age 49, has served as Senior Vice President — Real Estate since June 13, 2016. Mr. Martin previously served as Vice President, Store Development – Asia Pacific with Gap Inc. from June 2014 to June 2016. Prior to that role, he served in various roles at Starbucks Coffee Company: Director, Strategy Development, China, Asia Pacific and Emerging Brands (July 2013 to July 2014); Director, Global Store Development (June 2007 to July 2013).

Pawan Verma, age 40, has served as Senior Vice President and Chief Information Officer since August 10, 2015. From February 2013 to July 2015, Mr. Verma served in various technology leadership roles at Target Corporation ranging from enterprise architecture, ecommerce, mobile and digital, with his most recent role at Target as Vice President-Digital Technology and API Platforms. From March 2011 to January 2013, he served as Sr. Director, eCommerce, Digital and Mobile of Convergys Corporation.

John A. Maurer, age 57, has served as Vice President, Treasurer and Investor Relations since February 2011.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of January 28, 2017, the Company had 13,717 shareholders of record owning 131,495,621 common shares.

The following table provides the intra-day high and low sales prices for the Company’s common stock for the periods indicated below:

	2016		2015
	High	Low	High	Low
1st Quarter	$69.65	$58.17	$63.66	$52.12
2nd Quarter	62.45	50.90	71.07	60.14
3rd Quarter	69.61	56.80	77.25	63.02
4th Quarter	79.43	65.39	69.99	57.23

During each of the quarters of 2016, the Company declared a dividend of $0.275 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 14, 2017, the Board of Directors declared a quarterly dividend of $0.31 per share to be paid on April 28, 2017. This dividend represents a 13 percent increase over the previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Oct. 30 - Nov. 26, 2016	—	$—	—	$284,788,341
Nov. 27 - Dec. 31, 2016	530,658	75.12	530,000	244,976,691
Jan. 1 - Jan. 28, 2017	589,808	69.83	580,000	204,484,918
	1,120,466	72.33	1,110,000

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock units which vested during the quarter, stock swaps, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)

On February 17, 2015, the Board of Directors approved a 3-year, $1 billion share repurchase program. Through January 28, 2017, 12.6 million shares of common stock were purchased under this program, for an aggregate cost of $795 million. On February 14, 2017, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2020, replacing the previous $1 billion program.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) on Foot Locker, Inc.’s common stock relative to the total returns of the S&P 500 Specialty Retailing Index and the S&P 500 Index. During 2016 Foot Locker, Inc. was chosen for inclusion in the S&P 500 Index. As a result, we have updated our peer group to reflect this change. For comparative purposes, we have also included our previous year peers, the S&P 400 Retailing Index and the Russell Midcap Index, in the performance graph below.

The following Performance Graph and related information shall not be deemed “soliciting material” or deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Indexed Share Price Performance

$300
$250
$200
$150
$100
1/28/2012
2/2/2013
2/1/2014
1/31/2015
1/30/2016
1/28/2017
Foot Locker, Inc.
S&P 500 Index
S&P 500 Specialty Retailing Index
S&P 400 Retailing Index (previous year peer)
Russell Midcap Index (previous year peer)

	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Foot Locker, Inc.	$100.00	$133.63	$152.66	$214.25	$276.19	$282.80
S&P 500 Index	$100.00	$117.60	$141.46	$161.57	$160.48	$193.95
S&P 500 Specialty Retailing Index	$100.00	$130.46	$154.13	$205.68	$222.77	$239.65
S&P 400 Retailing Index (1)	$100.00	$123.79	$139.70	$169.85	$148.64	$152.63
Russell Midcap Index (1)	$100.00	$118.51	$145.32	$165.16	$152.96	$191.56

(1)	Represents our previous year peer index.

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2016	2015	2014	2013	2012 (1)
Summary of Operations	(in millions, except per share amounts)
Sales	$7,766	7,412	7,151	6,505	6,182
Gross margin	2,636	2,505	2,374	2,133	2,034
Selling, general and administrative expenses	1,472	1,415	1,426	1,334	1,294
Litigation, impairment and other charges	6	105	4	2	12
Depreciation and amortization	158	148	139	133	118
Interest expense, net	2	4	5	5	5
Other income	(6)	(4)	(9)	(4)	(2)
Net income	664	541	520	429	397
Per Common Share Data
Basic earnings	4.95	3.89	3.61	2.89	2.62
Diluted earnings	4.91	3.84	3.56	2.85	2.58
Common stock dividends declared per share	1.10	1.00	0.88	0.80	0.72
Weighted-average Common Shares Outstanding
Basic earnings	134.0	139.1	143.9	148.4	151.2
Diluted earnings	135.1	140.8	146.0	150.5	154.0
Financial Condition
Cash, cash equivalents, and short-term investments	$1,046	1,021	967	867	928
Merchandise inventories	1,307	1,285	1,250	1,220	1,167
Property and equipment, net	765	661	620	590	490
Total assets	3,840	3,775	3,577	3,487	3,367
Long-term debt and obligations under capital leases	127	130	134	139	133
Total shareholders’ equity	2,710	2,553	2,496	2,496	2,377
Financial Ratios
Sales per average gross square foot (2)	$515	504	490	460	443
SG&A as a percentage of sales	19.0%	19.1	19.9	20.5	20.9
Net income margin	8.6%	7.3	7.3	6.6	6.4
Adjusted net income margin (3)	8.4%	8.2	7.3	6.6	6.2
Earnings before interest and taxes (EBIT) (3)	$1,006	841	814	668	612
EBIT margin (3)	13.0%	11.3	11.4	10.3	9.9
Adjusted EBIT (3)	1,012	946	816	676	602
Adjusted EBIT margin (3)	13.0%	12.8	11.4	10.4	9.9
Return on assets (ROA)	17.4%	14.7	14.7	12.5	12.4
Return on invested capital (ROIC) (3)	15.1%	15.8	15.0	14.1	14.2
Net debt capitalization percent (3), (4)	48.5%	47.4	43.4	42.5	37.2
Current ratio	4.3	3.7	3.5	3.8	3.7
Other Data
Capital expenditures	$266	228	190	206	163
Number of stores at year end	3,363	3,383	3,423	3,473	3,335
Total selling square footage at year end (in millions)	7.63	7.58	7.48	7.47	7.26
Total gross square footage at year end (in millions)	13.12	12.92	12.73	12.71	12.32

(1)	2012 represents the 53 weeks ended February 2, 2013.
(2)

Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2012 amount has been calculated excluding the sales of the 53rd week.

(3)	These represent non-GAAP measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)

Represents total debt and obligations under capital leases, net of cash, cash equivalents, and short-term investments. This calculation includes the present value of operating leases and therefore is considered a non-GAAP measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, Runners Point, Sidestep, and SIX:02. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., and our international ecommerce businesses, which sell to customers through their Internet and mobile sites and catalogs.

The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. This brand equity has aided our ability to successfully develop and increase our portfolio of complementary retail store formats, such as Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, its direct-to-customer business. Through various marketing channels and experiences, including social, digital, broadcast, and print media,  as well as various sports sponsorships and events, we reinforce our image with a consistent message — namely, that we are the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Profile

						Square Footage
	January 30,			January 28,	Relocations/	(in thousands)
	2016	Opened	Closed	2017	Remodels	Selling	Gross
Foot Locker U.S.	971	10	33	948	73	2,453	4,250
Foot Locker Europe	606	22	6	622	43	907	1,971
Foot Locker Canada	125	1	7	119	10	265	432
Foot Locker Asia Pacific	94	3	2	95	9	134	220
Kids Foot Locker	374	45	8	411	26	688	1,175
Lady Foot Locker	156	—	32	124	1	167	280
Champs Sports	550	7	12	545	36	1,930	2,978
Footaction	268	5	12	261	17	786	1,309
Runners Point	121	2	1	122	2	162	267
Sidestep	88	—	2	86	1	81	135
SIX:02	30	1	1	30	—	61	101
Total	3,383	96	116	3,363	218	7,634	13,118

Athletic Stores

We operated 3,363 stores in the Athletic Stores segment as of the end of 2016. The following is a brief description of the Athletic Stores segment’s operating businesses and their respective taglines:

Foot Locker — “Approved” — Foot Locker is a leading global athletic footwear and apparel retailer, which caters to the sneaker aficionado — If it’s at Foot Locker, it’s Approved.  These stores offer the latest in athletically-inspired footwear and apparel, manufactured primarily by the leading athletic brands. Foot Locker provides the best selection of premium and limited products that supports the global sneaker culture. Additionally, we operate 217 House of Hoops shops,  which sell premier basketball-inspired footwear and apparel from Nike and Jordan; 15 Puma Labs, selling Puma’s most creative and limited footwear and apparel styles, and 1 adidas Foundation, offering the freshest assortment of both adidas performance and Originals product. Foot Locker’s 1,784 stores are located in 23 countries including 948 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 119 in Canada, 622 in Europe, and a combined 95 in Australia and New Zealand. Our domestic stores have an average of 2,600 selling square feet and our international stores have an average of 1,600 selling square feet.

Kids Foot Locker — “Go Big” — Kids Foot Locker offers the largest selection of brand-name athletic footwear, apparel and accessories for young children. Its stores feature an environment geared to appeal to both parents and children. Of its 411 stores, 370 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 29 in Europe, and 12 in Canada. These stores have an average of 1,700 selling square feet.

Lady Foot Locker —“Leading Sneaker Culture for Her” — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 124 stores that are located in the United States and Puerto Rico. These stores have an average of 1,300 selling square feet.

Champs Sports — “We Know Game” — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of its 545 stores, 516 are located throughout the United States, Puerto Rico, and the U.S. Virgin Islands and 29 in Canada. The Champs Sports stores have an average of 3,500 selling square feet.

Footaction — “Own It” — Footaction is a national athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style. The primary customer is a style-obsessed, confident, influential young male who is always dressed to impress. Its 261 stores are located throughout the United States and Puerto Rico and focus on authentic, premium product. The Footaction stores have an average of 3,000 selling square feet.

Runners Point — “Your Way, Our Passion” — Runners Point specializes in running footwear, apparel, and equipment for performance and lifestyle purposes. Its 122 stores are located in Germany, Austria, and Switzerland. This banner caters to local running communities providing technical products, training tips and access to local running and group events, while also serving their lifestyle running needs. Runners Point stores have an average of 1,300 selling square feet.

Sidestep — “Sneaker Lifestyle” —  Sidestep is a predominantly athletic fashion footwear banner. Its 86 stores are located in Germany, Austria, the Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion forward consumer. Sidestep stores have an average of 900 selling square feet.

SIX:02 —“It’s Your Time”  — SIX:02 is an elevated retail concept designed for the modern woman, featuring top brands in athletic-inspired style. The apparel, footwear, and accessory assortments are carefully curated to provide a unique athletic fashion point of view, fusing performance and casual style. This banner leverages top celebrity and social influencers to connect meaningfully to all aspects of a woman’s life. SIX:02 operates 30 stores in the United States and have an average of 2,000 selling square feet.

Direct-to-Customers

Our Direct-to-Customers segment is multi-branded and sells directly to customers through Internet and mobile sites and catalogs. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, eastbayteamsales.com, and sp24.com. Additionally, this segment includes the websites, both desktop and mobile, aligned with the brand names of our store banners (footlocker.com, ladyfootlocker.com, six02.com kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu, runnerspoint.com, and sidestep-shoes.com). These sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between ecommerce and physical stores.

Eastbay — “First Choice For Athletes”  — Eastbay is among the largest direct marketers in the United States, providing serious high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports.

Franchise Operations

The Company has two separate ten-year agreements with third parties for the operation of Foot Locker stores located within the Middle East and the Republic of Korea. Additionally, we operate franchised stores in Germany under the Runners Point banner. A total of 74 franchised stores were operating at January 28, 2017, of which 54 were operating in the Middle East, 15 in Germany, and 5 in the Republic of Korea.

Reconciliation of Non-GAAP Measures

In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as Earnings Before Interest and Taxes (“EBIT”), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, Return on Invested Capital (“ROIC”), free cash flow, and net debt capitalization. Additionally, we present certain amounts as excluding the effects of foreign currency fluctuations, which are also considered non-GAAP measures. Throughout the following discussions, where amounts are expressed as excluding the effects of foreign currency fluctuations, such changes are determined by translating all amounts in both years using the prior-year average foreign exchange rates.

We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or which affect comparability. Presenting amounts on a constant currency basis is useful to investors because it enables them to better understand the changes in our businesses that are not related to currency movements. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives.

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. We estimate the tax effect of the non-GAAP adjustments by applying its marginal rate to each of the respective items. The income tax items represent the discrete amount.

Presented below is a reconciliation of GAAP and non-GAAP results discussed throughout this Annual Report on Form 10-K. Please see the non-GAAP reconciliations for free cash flow and net debt capitalization in the “Liquidity and Capital Resources” section.

	2016	2015	2014
	($ in millions)
Sales	$7,766	$7,412	$7,151

Pre-tax income:
Income before income taxes	$1,004	$837	$809
Pre-tax adjustments to net income:
Impairment and other charges	6	5	4
Pension litigation charge	—	100	—
Runners Point Group integration and acquisition costs	—	—	2
Gain on sale of real estate	—	—	(4)
Adjusted income before income taxes	$1,010	$942	$811

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$1,004	$837	$809
Interest expense, net	2	4	5
EBIT	$1,006	$841	$814

Adjusted income before income taxes	$1,010	$942	$811
Interest expense, net	2	4	5
Adjusted EBIT	$1,012	$946	$816

EBIT margin %	13.0%	11.3%	11.4%
Adjusted EBIT margin %	13.0%	12.8%	11.4%

	2016	2015	2014
	($ in millions, except per share amounts)
After-tax income:
Net income	$664	$541	$520
After-tax adjustments to net income:
Impairment and other charges, net of income tax benefit of $1, $1, and $1 million, respectively	5	4	3
Pension litigation charge, net of income tax benefit of $—, $39, and $— million, respectively	—	61	—
Runners Point Group acquisition and integration costs, net of income tax benefit of $—, $—, and $— million	—	—	2
Gain on sale of real estate, net of income tax expense of $—, $—, and $1 million, respectively	—	—	(3)
Tax expense related to French tax rate change	2	—	—
Tax benefit related to enacted change in foreign branch currency regulations	(9)	—	—
Tax benefit related to intellectual property reassessment	(10)	—	—
Adjusted net income	$652	$606	$522

Earnings per share:
Diluted EPS	$4.91	$3.84	$3.56
Adjustments to diluted EPS:
Impairment and other charges	0.03	0.02	0.02
Pension litigation charge	—	0.43	—
Runners Point Group acquisition and integration costs	—	—	0.01
Gain on sale of real estate	—	—	(0.01)
Tax expense related to French tax rate change	0.02	—	—
Tax benefit related to enacted change in foreign branch currency regulations	(0.07)	—	—
Tax benefit related to intellectual property reassessment	(0.07)	—	—
Adjusted diluted EPS	$4.82	$4.29	$3.58

Net income margin %	8.6%	7.3%	7.3%
Adjusted net income margin %	8.4%	8.2%	7.3%

ROIC is presented below and represents a non-GAAP measure. We believe it is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. In order to calculate ROIC, we adjust our results to reflect our operating leases as if they qualified for capital lease treatment. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the presentation of these leases as if they were capital leases is appropriate. Accordingly, the asset base and net income amounts are adjusted to reflect this in the calculation of ROIC. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also represented below. ROA increased to 17.4 percent as compared to 14.7 percent in the prior year, which partially relates to the fact that the prior year results included a $61 million after-tax litigation charge. Additionally, our overall improved performance in 2016 also increased ROA. Our ROIC decreased to 15.1 percent as compared to 15.8 percent in the prior year. This reflected an increase in our average invested capital as a result of the inclusion of our new headquarters lease and the effect of opening larger stores supporting the various shop-in-shop initiatives.

	2016	2015	2014
ROA (1)	17.4%	14.7%	14.7%
ROIC %	15.1%	15.8%	15.0%

(1)	Represents net income of $664 million, $541 million, and $520 million divided by average total assets of $3,808 million, $3,676 million, and $3,532 million for 2016, 2015, and 2014, respectively.

Calculation of ROIC:

	2016	2015	2014
	($ in millions)
Adjusted EBIT	$1,012	$946	$816
+ Rent expense	690	640	635
- Estimated depreciation on capitalized operating leases (1)	(552)	(498)	(482)
Adjusted net operating profit	1,150	1,088	969
- Adjusted income tax expense (2)	(409)	(391)	(347)
= Adjusted return after taxes (3)	$741	$697	$622
Average total assets	$3,808	$3,676	$3,532
- Average cash, cash equivalents and short-term investments	(1,034)	(994)	(917)
- Average non-interest bearing current liabilities	(656)	(697)	(659)
- Average merchandise inventories	(1,296)	(1,268)	(1,235)
+ Average estimated asset base of capitalized operating leases (1)	2,687	2,346	2,093
+ 13-month average merchandise inventories	1,388	1,337	1,325
= Average invested capital	$4,897	$4,400	$4,139
ROIC %	15.1%	15.8%	15.0%

(1)

The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 2.5 percent to 14.5 percent, which represents our incremental borrowing rate at inception of the lease. The capitalized operating leases and related income statement amounts disclosed above do not reflect the requirements of the recently issued Accounting Standards Update 2016-02, Leases.

(2)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.

(3)	The adjusted return after taxes does not include interest expense that would be recorded on a capital lease.

Overview of Consolidated Results

The following represents our long-term objectives and our progress towards meeting those objectives. Non-GAAP results are presented for all the periods. Please see “Reconciliation of Non-GAAP Measures” earlier in this section for further information relating to non-GAAP measures, including why we believe they are useful and how they are calculated.

	Long-term
	Objectives	2016	2015	2014
Sales ($ in millions)	$10,000	$7,766	$7,412	$7,151
Sales per gross square foot	$600	$515	$504	$490
Adjusted net income margin %	8.5%	8.4%	8.2%	7.3%
Adjusted EBIT margin %	12.5%	13.0%	12.8%	11.4%
ROIC %	17.0%	15.1%	15.8%	15.0%

Highlights of our 2016 financial performance include:

•

Sales and comparable-store sales, as noted in the table below, both increased and continued to benefit from exciting assortments and enhanced store formats across our various banners, as well as improved performance of our store banner.com websites.

	2016	2015	2014
Sales increase	4.8%	3.6%	9.9%
Comparable-store sales increase	4.3%	8.5%	8.0%

•	The following represents the percentage of sales from each of the major product categories:

	2016	2015	2014
Footwear sales	82%	82%	79%
Apparel and accessories sales	18%	18%	21%

•

Sales from the Direct-to-Customers segment increased 8.3 percent to $1,022 million, compared with $944 million in 2015 and increased 50 basis points as a percentage of total sales to 13.2 percent. The direct business has been steadily increasing as a percentage of total sales over the last several years, led by the continued growth in the store banners’ ecommerce sales.

•

Gross margin, as a percentage of sales, increased by 10 basis points to 33.9 percent in 2016. The improvement was primarily driven by an increase in our merchandise margin rate, reflecting a lower markdown rate compared to the prior year.

•	SG&A expenses were 19.0 percent of sales, a decrease of 10 basis points as compared with the prior year, as we continued to diligently manage variable expenses.

•

EBIT margin and our adjusted EBIT margin was 13.0 percent in 2016, which surpassed our long-term financial objective, as well as the rate in the prior year. This reflected the strong earnings generated during 2016.

•

Net income was $664 million, or $4.91 diluted earnings per share, an increase of 27.9 percent from the prior-year period. Adjusted net income was $652 million, or $4.82 diluted earnings per share, an increase of 12.4 percent from the prior-year period.

•

Net income margin increased to 8.6 percent as compared with 7.3 percent in the prior year. Our adjusted net income margin improved 20 basis points to 8.4 percent in 2016 compared to the prior year, making progress towards reaching our long term objective measure of 8.5 percent.

Highlights of our 2016 financial position:

•

We ended the year in a strong financial position. At year end, we had $919 million of cash and cash equivalents, net of debt. Cash and cash equivalents at January 28, 2017 were $1,046 million, representing an increase of $25 million as compared with last year. This improvement reflects earnings strength and the successful execution of various key initiatives noted in the items below.

•	Net cash provided by operating activities was $816 million, representing a $71 million increase over last year.

•

Cash capital expenditures during 2016 totaled $266 million and were primarily directed to the remodeling or relocation of 218 stores, the build-out of 96 new stores, as well as other technology and infrastructure projects.

•

During 2016 we returned significant value to our shareholders. Dividends totaling $147 million were declared and paid during 2016, and 7.0 million shares were repurchased under our share repurchase program at a cost of $432 million.

Summary of Consolidated Statements of Operations

	2016	2015	2014
	(in millions, except per share data)
Sales	$7,766	$7,412	$7,151
Gross margin	2,636	2,505	2,374
Selling, general and administrative expenses	1,472	1,415	1,426
Depreciation and amortization	158	148	139
Interest expense, net	2	4	5
Net income	$664	$541	$520
Diluted earnings per share	$4.91	$3.84	$3.56

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

Sales of $7,766 million in 2016 increased by 4.8 percent from sales of $7,412 million in 2015, representing a comparable-store sales increase of 4.3 percent. Excluding the effect of foreign currency fluctuations, sales increased 5.2 percent as compared with 2015. Sales of $7,412 million in 2015 increased by 3.6 percent from sales of $7,151 million in 2014, this represented a comparable-store sales increase of 8.5 percent. Excluding the effect of foreign currency fluctuations, sales increased 8.9 percent as compared with 2014.

Gross Margin

	2016	2015	2014
Gross margin rate	33.9%	33.8%	33.2%
Basis point increase in the gross margin rate	10	60
Components of the change-
Merchandise margin rate improvement	20	30
(Higher) Lower occupancy and buyers' compensation expense rate	(10)	30

The improvement in the merchandise margin rate in 2016 reflects a lower markdown rate, primarily in our Athletic Stores segment, due to an increase in full-price selling. This improvement was partially offset by increased promotional activity within our Direct-to-Customers segment. The change in the gross margin rate also reflects an increase in the occupancy and buyers’ compensation rate compared to 2015. This pressured our gross margin rate as certain high-profile locations were closed for remodeling for all or part of the year, which increased the occupancy expense rate since these locations were not generating sales while incurring tenancy costs.

Gross margin in 2015 improved 60 basis points to 33.8 percent as compared with 2014. The improvement was driven by both an improved merchandise margin rate and a decrease in the occupancy and buyers’ compensation rate reflecting improved sales leverage. The improvement in the merchandise margin rate primarily reflected an enhanced ability to achieve full-priced selling, as fewer markdowns were needed due to the freshness of inventory.

Selling, General and Administrative Expenses (SG&A)

	2016	2015	2014
	($ in millions)
SG&A	$1,472	$1,415	$1,426
$ Change	$57	$(11)
% Change	4.0%	(0.8)%
SG&A as a percentage of sales	19.0%	19.1%	19.9%

SG&A increased by $57 million and 4.0 percent as compared with the prior year. The effect of foreign currency fluctuations for the current year was not significant. As a percentage of sales, the SG&A rate decreased by 10 basis points as compared with 2015, which reflected diligent expense management specifically in store wages by our Athletic Stores segment and was partially offset by increased marketing costs incurred by our Direct-to-Customers segment in order to drive traffic to its websites.

For 2015, excluding the effect of foreign currency fluctuations, SG&A increased by $72 million as compared with 2014. The increase was driven by higher variable expenses to support sales, such as store wages and banking expenses. As a percentage of sales, SG&A improved 80 basis points representing improved leverage of our fixed costs as a result of our sales increase. This improvement reflected effective expense management, specifically store wage improvements due to productivity gains reflecting the continued utilization of hiring and scheduling tools.

Depreciation and Amortization

	2016	2015	2014
	($ in millions)
Depreciation and amortization	$158	$148	$139
$ Change	$10	$9
% Change	6.8%	6.5%

Depreciation and amortization increased $10 million in 2016. The effect of foreign currency fluctuations for the current year was not significant. The increases in both 2016 and 2015 reflect a rise in capital spending on store improvements, our new corporate headquarters, our digital sites and various corporate technology upgrades. In addition, the 2014 amount included $2 million of capital accrual adjustments which reduced depreciation and amortization.

Impairment and Litigation Charges

During 2016 and 2015, we recorded impairment charges totaling $6 million ($5 million after-tax or $0.03 per diluted share), and $4 million ($3 million after-tax or $0.02 per diluted share), respectively, relating to the write down of store fixtures and leasehold improvements for our Runners Point and Sidestep stores. Also during 2015, we recorded an impairment charge totaling $1 million to fully write down the value of an ecommerce trade name.

During 2015, we recorded a $100 million pension litigation charge ($61 million after-tax or $0.43 per diluted share). This charge relates to a class action in which the plaintiffs alleged that the Company failed to properly disclose the effects of the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula. In September 2015, the court ruled in favor of the plaintiffs and issued a decision ordering that the pension plan be reformed. We are appealing the court’s decision, and the judgment has been stayed pending the outcome of the appeal. Our reasonable estimate of this liability is a range between $100 million and $200 million, with no amount within that range more probable than any other amount. Therefore, in accordance with U.S. GAAP, we recorded a pre-tax charge of $100 million.

Please see Item 8. “Consolidated Financial Statements and Supplementary Data,” Note 3, Impairment and Litigation Charges and Note 22, Legal Proceedings for further information.

Interest Expense, Net

	2016	2015	2014
	($ in millions)
Interest expense	$11	$11	$11
Interest income	(9)	(7)	(6)
Interest expense, net	$2	$4	$5
Weighted-average interest rate (excluding fees)	7.2%	7.2%	7.2%

Net interest expense decreased by $2 million in 2016 as compared with 2015, and decreased $1 million in 2015 as compared with 2014. The decrease in net interest expense for both 2016 and 2015 primarily represented increased income due to higher average interest rates on our cash investments. We did not have any short-term borrowings, other than amounts related to capital leases, for any of the periods presented.

Income Taxes

Our effective tax rate for 2016 was 33.9 percent, as compared with 35.4 percent in 2015. We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The effective tax rate for 2016 and 2015 includes reserve releases totaling $1 million and $4 million, respectively, due to audit settlements and lapses of statutes of limitations.

On December 7, 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987 (“Section 987 Regulations”) which requires us to change our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. This change resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $9 million, or $0.07 per diluted share.

During the fourth quarter of 2016, we also recorded tax expense of $2 million ($0.02 per diluted share) due to a  corporate income tax rate change in France.

During the third quarter of 2016, we performed a scheduled reassessment of the value of the intellectual property (“IP”) provided to our European business by Foot Locker in the U.S. during the fourth quarter of 2012. Driven by the recent success of the Foot Locker business in Europe, the new, higher valuation resulted in catch-up deductions that reduced tax expense by $10 million, or $0.07 per diluted share.

In 2015, we recorded a pension-related litigation charge of $100 million with a related tax benefit of $39 million, or $0.43 per diluted share. This litigation charge reduced the overall effective rate because it reduced the proportion of our worldwide income taxed in the United States, where the tax rates are the highest.

Excluding the reserve releases in 2016 and 2015, the effects of the IP valuation catch-up deductions, the French rate change and the issuance of Section 987 Regulations in 2016, and the pension litigation charge in 2015, the effective tax rate for 2016 decreased slightly as compared with 2015, primarily due to the mix of income as well as the current year tax benefit related to the higher IP valuation.

The effective tax rate for 2015 was 35.4 percent, as compared with 35.7 percent in 2014. Excluding the reserve releases in 2015 and 2014 and the effect of the pension litigation charge, the effective tax rate for 2015 was essentially unchanged as compared with 2014.

Segment Information

We have two reportable segments, Athletic Stores and Direct-to-Customers, which are based on our method of internal reporting. We evaluate performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest expense.

	2016	2015	2014
Sales	($ in millions)
Athletic Stores	$6,744	$6,468	$6,286
Direct-to-Customers	1,022	944	865
	$7,766	$7,412	$7,151
Operating Results
Athletic Stores	$927	$872	$777
Direct-to-Customers	143	142	109
Division profit	1,070	1,014	886
Less: Pension litigation charge	—	100	—
Less: Corporate expense	70	77	81
Operating profit	1,000	837	805
Other income	6	4	9
Earnings before interest expense and income taxes	1,006	841	814
Interest expense, net	2	4	5
Income before income taxes	$1,004	$837	$809

Athletic Stores	2016	2015	2014
	($ in millions)
Sales	$6,744	$6,468	$6,286
$ Change	$276	$182
% Change	4.3%	2.9%
Division profit	$927	$872	$777
Division profit margin	13.7%	13.5%	12.4%

2016 compared with 2015

Excluding the effect of foreign currency fluctuations, sales from our Athletic Stores segment increased by 4.7 percent. Of the total increase, 69 percent was generated by our domestic businesses, with almost all banners contributing to the growth. Champs Sports drove the domestic performance, while internationally the increase was driven by our Foot Locker Europe operations. Partially offsetting these increases were declines from Lady Foot Locker and our Runners Point and Sidestep banners. The Lady Foot Locker sales decline primarily represented the effect of store closures. The Runners Point and Sidestep banners continued to experience sales declines during 2016 as a result of assortment and traffic challenges. We continue our focus on improving these banners by better diversifying and refining our product offerings, along with providing a more elevated in-store experience. During 2015 and currently continuing, we began broadening the assortment in the Runners Point stores beyond performance running to include more lifestyle running products, while the Sidestep stores shifted to lifestyle and casual footwear. We believe that these initiatives will position the banners for future growth.

Comparable-store sales increased by 3.6 percent as compared with 2015. Footwear sales continue to be the primary contributor to our sales growth during 2016 and reflected strong gains across men’s, children’s, and women’s footwear categories. Our children’s footwear business had a very successful year experiencing comparable-store gains across almost all of our store banners, led by sales from Champs Sports and Kids Foot Locker. During 2016, we opened 45 new Kids Foot Locker stores, 16 of which are in Europe and Canada. The addition of these stores reflects our expectation that the momentum of our children’s business will continue. Within footwear, lifestyle running was the strongest category, while our basketball business slightly declined for the year.

Our apparel sales also generated positive results during the current year. This category was led primarily by gains in branded and private-label apparel sales at Champs Sports. Foot Locker Europe’s apparel sales also increased during the current year and was driven by sales of men’s branded apparel.

Division profit, as a percentage of sales, increased 20 basis points as compared with 2015. During 2016, a $6 million impairment charge was recorded to write down the value of store fixtures and leasehold improvements for 116 Runners Point and Sidestep stores. Excluding the effect of the impairment charge, division profit, as a percentage of sales, increased 30 basis points as compared with the prior year. The division profit rate improvement reflected an improved merchandise margin rate due to a lower markdown rate coupled with diligent expense management.

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

The strong performance internationally was partially offset by the underperformance of the Runners Point and Sidestep stores. The sales decline at our Runners Point and Sidestep stores reflected the continued segmentation process and the overreliance on a few key running styles. Our segmentation process included better defining product offerings and executing upon our multi-banner strategy in the European market. During 2015 we began the process of shifting the assortment in the Runners Point stores beyond performance running to include more lifestyle running products, while the Sidestep stores were being shifted to lifestyle and casual footwear.

Domestically, sales increases were led by Foot Locker and Kids Foot Locker with all formats generating a comparable-store sales increase. Running and basketball were the strongest drivers of footwear sales. The Jordan brand, as well as the rise of new marquee styles contributed to the growth in the basketball category. Children’s footwear sales also performed well across all of the divisions. Sales continue to benefit from the expansion of shop-in-shop partnerships with our key vendors. We opened more than 40 shop-in-shops during 2015, including 21 House of Hoops shops in partnership with Nike.

While Lady Foot Locker/SIX:02’s overall sales declined slightly in 2015, the combined banners produced a mid-single digit comparable-store sales gain. The comparable-store gain was led by both footwear and apparel, partially offset by a decline in accessories. The overall sales decline reflected the closure of 42 Lady Foot Locker stores, partially offset by the opening of 15 SIX:02 stores during 2015.

Champs Sports generated a low-single digit comparable-store sales increase driven by gains in footwear sales partially offset by declines in apparel and accessories. The decline in apparel primarily reflected the continuation of the customer’s shift away from licensed apparel.

Division profit increased by $95 million to $872 million in 2015 as compared with 2014, which reflected higher sales and an improved gross margin rate. Variable expenses, such as store wages, were also diligently managed, resulting in an improved SG&A rate. Due to the underperformance of the Runners Point and Sidestep stores during 2015, an impairment review was performed. The review resulted in an impairment charge totaling $4 million, which was recorded to write down long-lived assets such as store fixtures and leasehold improvements for 61 stores.

Direct-to-Customers	2016	2015	2014
	($ in millions)
Sales	$1,022	$944	$865
$ Change	$78	$79
% Change	8.3%	9.1%
Division profit	$143	$142	$109
Division profit margin	14.0%	15.0%	12.6%

2016 compared with 2015

Comparable-sales for the Direct-to-Customers segment increased 8.8 percent as compared with the prior year. Our domestic and international store-banner websites continue to represent the majority of the overall growth in sales, which was partially offset by declines in Eastbay, Runners Point and Sidestep ecommerce businesses. The overall increase in sales was led by our footwear category. Consistent with our Athletic Stores segment, footwear sales increased in men’s, women’s, and children’s. The positive sales increase in men’s footwear was primarily driven by strong gains by the Jordan brand. The increase in women’ footwear was driven by casual styles.

Direct-to-Customers division profit, as a percent of sales, declined 100 basis points as compared with the prior year. The decline in the division profit rate reflected increased spending in marketing related costs, which was incurred in order to drive traffic to our websites. Also contributing to the decline in the division profit rate was a decline in the gross margin rate as a result of greater promotional activity by our domestic ecommerce business, especially Eastbay.

2015 compared with 2014

Excluding the effect of foreign currency fluctuations, sales of the Direct-to-Customers segment increased 10.6 percent as compared with 2014, while comparable sales increased by 14.4 percent. The increase was primarily a result of the continued strong sales performance of our domestic store-banner websites, as well as growth in our international ecommerce business, particularly in Europe. Of the total increase, sales from our U.S. store-banner websites comprised the majority of the increase. The growth in ecommerce reflected the continued elevation of the connection between the in-store experience and the banner websites, as well as the development of features and functionality to deliver an enhanced digital experience. These increases were partially offset by the 2014 closure of the CCS direct business. The strongest category for this segment was footwear, led by basketball and casual styles. Apparel increased slightly as compared with 2014, which primarily reflected gains in the branded apparel category.

The Direct-to-Customers segment generated a division profit increase of $33 million in 2015 as compared with 2014, which represented a division profit margin improvement of 240 basis points. The increase was the result of strong flow-through of sales to profit, resulting from improved gross margin due to more full-price selling and effective expense management. The improvement in gross margin was due, in part, to the fact that 2014 was negatively affected by the liquidation of the CCS merchandise. Division profit in 2015 included a $1 million impairment charge to write down the value of the sp24.com ecommerce trade name, which was acquired with the Runners Point Group. sp24.com is a clearance website that has been deemphasized as we focus on full-priced selling on the websites aligned with the store banners.

Corporate Expense

	2016	2015	2014
	($ in millions)
Corporate expense	$70	$77	$81
$ Change	$(7)	$(4)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $14 million, $11 million, and $13 million in 2016, 2015, and 2014, respectively.

Corporate expense decreased by $7 million in 2016 as compared with the prior year. The annual adjustment of the allocation of corporate expense to the operating divisions reduced corporate expense by $9 million. This was partially offset by an increase of $3 million in depreciation and amortization included in corporate expense. During 2016, we also incurred $4 million of expenses related to our corporate headquarters relocation within New York City, as compared with $3 million during the prior year. The remaining change primarily reflected lower incentive compensation expense in 2016.

Corporate expense decreased by $4 million in 2015 as compared with 2014. Depreciation and amortization included in corporate expense decreased by $2 million. The annual adjustment of the allocation of corporate expense to the operating divisions reduced corporate expense by $5 million. These decreases were offset by $3 million of costs incurred in late 2015 relating to the Spring 2016 headquarters relocation.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from earnings, while the principal uses of cash have been: to fund inventory and other working capital requirements; to finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities; to make retirement plan contributions, quarterly dividend payments, and interest payments; and to fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

As of January 28, 2017, we had $1,046 million of cash and cash equivalents, of which $730 million was held in foreign jurisdictions.  In accordance with U.S. GAAP, we have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from potential future remittances of undistributed earnings of foreign subsidiaries  because we plan to permanently reinvest our foreign earnings. Depending on the source, amount and timing of a repatriation, and changes in tax regulations including recent proposals regarding the taxation of unremitted earnings, some future tax may be payable. We believe that our cash invested domestically and future domestic cash flows are sufficient to satisfy domestic requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

On February 14, 2017, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2020, replacing the previous $1 billion program. Also on this date, the Board of Directors declared a quarterly dividend of $0.31 per share to be paid on April 28, 2017, representing a 13 percent increase over the previous quarterly per share amount.

As discussed further in the Legal Proceedings note under “Item 8. Financial Statements and Supplementary Data,” during 2015, in connection with our pension litigation, we recorded a pre-tax charge of $100 million ($61 million after-tax). In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by us. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeals process can be lengthy. The pension plan is currently sufficiently funded to absorb a $100 million liability and, accordingly, we do not anticipate the need to make any additional pension contributions in the near term in connection with this matter. The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our  merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect our ability to continue to fund our needs from business operations.

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. In 2016 and 2015, we purchased approximately 91 percent and 90 percent, respectively, of our merchandise from our top five suppliers and expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 68 percent in 2016 and 72 percent in 2015 was purchased from one supplier — Nike, Inc.

Our 2017 planned capital expenditures and lease acquisition costs are approximately $277 million. Planned capital expenditures are $272 million and planned lease acquisition costs related to our operations in Europe are $5 million. Planned capital expenditures reflect $191 million focused on elevating the customer’s in-store experience. It also includes the remodeling and expansion of over 200 existing stores, the planned opening of approximately 90 stores primarily related to Kids Foot Locker in the U.S. and Europe, as well as the continued expansion of the Foot Locker banner in Europe. Planned spending for 2017 also includes $81 million for the development of information systems, including a new ecommerce order management system, websites, and infrastructure. We have the ability to revise and reschedule much of the anticipated capital expenditure program, should our financial position require it.

Free Cash Flow (non-GAAP measure)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of our strength and our ability to generate cash. We define free cash flow as net cash provided by operating activities less capital expenditures (which is classified as an investing activity). We believe the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from underlying operations in a manner similar to the method used by management.

Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP, and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following table presents a reconciliation of net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

	2016	2015	2014
	($ in millions)
Net cash provided by operating activities	$816	$745	$712
Capital expenditures	(266)	(228)	(190)
Free cash flow	$550	$517	$522

Operating Activities

	2016	2015	2014
	($ in millions)
Net cash provided by operating activities	$816	$745	$712
$ Change	$71	$33

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, deferred income taxes, share-based compensation expense and related tax benefits.

The improvements in both 2016 and 2015 represented the Company’s earnings strength and working capital improvements. During 2016, we contributed $33 million to our U.S. qualified pension plan and $3 million to our Canadian qualified pension plan, as compared with $4 million contributed to the U.S. qualified pension plan in 2015. Pension contributions were $6 million in 2014. The amounts and timing of pension contributions are dependent on several factors, including asset performance. Cash paid for income taxes was $341 million, $283 million, and $251 million for 2016, 2015, and 2014, respectively.

Investing Activities

	2016	2015	2014
	($ in millions)
Net cash used in investing activities	$266	$230	$176
$ Change	$36	$54

Capital expenditures in 2016 were $266 million, an increase of $38 million as compared with the prior year. The increase was due, in part, to the build out of our new corporate headquarters and two new flagship stores in New York City. Current year capital expenditures also reflects increased spending on corporate technology projects. During 2016, we completed the remodeling or relocation of 218 existing stores and opened 96 new stores. As of the end of fiscal 2016, approximately 40 percent of our domestic Foot Locker and Champs Sports stores, approximately one third of our stores in Europe, and approximately 25 percent of the Footaction stores have been remodeled to their respective new store formats.

Capital expenditures in 2015 were $228 million, primarily related to the remodeling of 209 stores, the build-out of 111 new stores, and various corporate technology upgrades. This was an increase of $38 million as compared with 2014, as the timing of certain projects shifted to 2015.

During the third quarter of 2015, we completed an asset acquisition for $2 million involving 10 previously franchised Runners Point and Sidestep stores in Switzerland.

During 2014, we sold real estate for proceeds of $5 million and recorded a gain on sale of $4 million. In addition, maturities of short-term investments totaled $9 million in 2014.

Financing Activities

	2016	2015	2014
	($ in millions)
Net cash used in financing activities	$529	$456	$401
$ Change	$73	$55

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

	2016	2015	2014
	($ in millions)
Share repurchases	$432	$419	$305
Dividends paid on common stock	147	139	127
Total returned to shareholders	$579	$558	$432

During 2016, 2015, and 2014, we repurchased 6,984,643 shares, 6,693,100 shares, and 5,888,698 shares of our common stock under our share repurchase programs, respectively. Additionally, the Company declared and paid dividends representing a quarterly rate of $0.275, $0.25, and $0.22 per share in 2016, 2015, and 2014, respectively.

Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $33 million, $69 million, and $22 million for 2016, 2015, and 2014, respectively. In connection with stock option exercises, we recorded excess tax benefits related to share-based compensation of $20 million, $35 million, and $12 million for 2016, 2015, and 2014, respectively.  In connection with the adoption of Accounting Standards Update (“ASU”) 2016-09, excess tax benefits and deficiencies will be recorded to the income statement rather than to equity as of the beginning of 2017. Additionally, with the adoption of this ASU, excess tax benefits and deficiencies will be classified as cash flows from operations.

In May 2016, we entered into a new $400 million credit agreement and in connection with this transaction we paid fees of $2 million.

The financing activity also includes payments on capital lease obligations of $1 million, $2 million, and $3 million for 2016, 2015, and 2014, respectively. These obligations were recorded in connection with the acquisition of the Runners Point Group.

Capital Structure

On May 19, 2016, we entered into a new credit agreement with our banks (“2016 Credit Agreement”) that replaced the prior credit agreement (“2011 Restated Credit Agreement”). The 2016 Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021. During the term of the 2016 Credit Agreement, we may also increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at our option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.125 percent to 1.375 percent depending on availability under the 2016 Credit Agreement. In addition, we will pay a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

The 2016 Credit Agreement provides for a security interest in certain of our domestic store assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. We are not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months.

We do not currently expect to borrow under the facility in 2017, other than amounts used to support standby letters of credit.

Credit Rating

As of March 23, 2017, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, we include the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure. The present value of operating leases is discounted using various interest rates ranging from 2.5 percent to 14.5 percent, which represent our incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

	2016	2015
	($ in millions)
Long-term debt and obligations under capital leases	$127	$130
Present value of operating leases	3,469	3,192
Total debt including the present value of operating leases	3,596	3,322
Less:
Cash and cash equivalents	1,046	1,021
Total net debt including the present value of operating leases	2,550	2,301
Shareholders’ equity	2,710	2,553
Total capitalization	$5,260	$4,854
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases	48.5%	47.4%

Cash and cash equivalents increased by $25 million during 2016, which was the result of strong cash flow generation from operating activities. Including the present value of operating leases, net debt capitalization percent increased by 110 basis points in 2016, reflecting the effect of new leases related to flagship locations and ongoing lease renewals, partially offset by foreign exchange fluctuations.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at January 28, 2017:

		Payments Due by Fiscal Period
Contractual Cash					2022 and
Obligations	Total	2017	2018-2019	2020-2021	Beyond
	($ in millions)
Long-term debt (1)	$173	$11	$22	$140	$—
Operating leases (2)	4,425	624	1,116	955	1,730
Other long-term liabilities (3)	25	25	—	—	—
Total contractual cash obligations	$4,623	$660	$1,138	$1,095	$1,730

(1)

The amounts presented above represent the contractual maturities of our long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $9 million. Additional information is included in the Long-Term Debt and Obligations Under Capital Leases note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)

The amounts presented represent the future minimum lease payments under non-cancellable operating leases. In addition to minimum rent, certain of our leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 20 to 30 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.

(3)

Other liabilities in the Consolidated Balance Sheet at January 28, 2017 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table represents the scheduled contribution of $25 million to our U.S. qualified pension plan that was made in February 2017. Other than this liability, other amounts (including our unrecognized tax benefits of $38 million, as well as interest and penalties of $1 million) have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. Remaining amounts for which the timing is known have not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

		Payments Due by Fiscal Period
Other Commercial					2022 and
Commitments	Total	2017	2018-2019	2020-2021	Beyond
	($ in millions)
Purchase commitments (1)	$2,489	$2,489	$—	$—	$—
Other (2)	36	23	9	4	—
Total other commercial commitments	$2,525	$2,512	$9	$4	$—

(1)

Represents open purchase orders, as well as other commitments for merchandise purchases, at January 28, 2017. We are obligated under the terms of purchase orders; however, we are generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences.

(2)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of January 28, 2017 are described in the table under Contractual Obligations and Commitments on the preceding page and with additional information in the Leases note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities. Also, our financial policies prohibit the use of derivatives for which there is no underlying exposure.

In connection with the sale of various businesses and assets, we may be obligated for certain lease commitments transferred to third parties and pursuant to certain normal representations, warranties, or indemnifications entered into with the purchasers of such businesses or assets. Although the maximum potential amounts for such obligations cannot be readily determined, we believe that the resolution of such contingencies will not significantly affect our consolidated financial position, liquidity, or results of operations. We also operate certain stores for which lease agreements are in the process of being negotiated with landlords. Although there is no contractual commitment to make these payments, it is likely that leases will be executed.

Critical Accounting Policies

Our responsibility for integrity and objectivity in the preparation and presentation of the financial statements requires diligent application of appropriate accounting policies. Generally, our accounting policies and methods are those specifically required by U.S. generally accepted accounting principles. Included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the most significant accounting policies.

In some cases, we are required to calculate amounts based on estimates for matters that are inherently uncertain. We believe the following to be the most critical of those accounting policies that necessitate subjective judgments.

Merchandise Inventories and Cost of Sales

Merchandise inventories for the Athletic Stores segment are valued at the lower of cost or market using the retail inventory method (“RIM”). The RIM is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis.

The RIM is a system of averages that requires estimates and assumptions regarding markups, markdowns and shrink, among others, and as such, could result in distortions of inventory amounts. Judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. Reserves are established based on current selling prices when the inventory has not been marked down to market. The failure to take permanent markdowns on a timely basis may result in an overstatement of cost under the retail inventory method. The decision to take permanent markdowns includes many factors, including the current retail environment, inventory levels, and the age of the item. We believe this method and its related assumptions, which have been consistently applied, to be reasonable.

Impairment of Long-Lived Tangible Assets, Goodwill and Other Intangibles

Long-Lived Tangible Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets may not be recoverable. Our policy for determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we use assumptions which are predominately identified from our long-range strategic plans in performing an impairment review. In the calculation of the fair value of long-lived assets, we compare the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at our weighted-average cost of capital. We believe our policy is reasonable and is consistently applied. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

During 2016, we conducted an impairment review of the Runners Point and Sidestep store-level assets, which resulted in an impairment charge of $6 million.

Goodwill

We review goodwill for impairment annually during the first quarter of our fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary.

In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed using a two-step test.

The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. We use a combination of a discounted cash flow approach and a market-based approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

In 2015 and 2016, we elected to perform our review of goodwill using a qualitative approach, and no reporting units were evaluated using the two-step impairment method. Based on the qualitative assessments performed for both 2015 and 2016, we concluded that it is more likely than not that the fair values of our reporting units exceeded their respective carrying values and that there are no reporting units at risk of impairment. In 2014, we elected to perform the first step of the two-step impairment analysis in connection with our annual review. This analysis concluded that the fair value of all the reporting units substantially exceeded their carrying values.

Other Intangibles

Owned trademarks and trade names that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. Our impairment evaluation for indefinite-lived intangible assets consists of either a qualitative or quantitative assessment, similar to the process for goodwill.

Other Intangibles, continued

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

Our 2016 annual assessment using the qualitative method did not result in an impairment charge. During the third quarter of 2016, we also performed a quantitative assessment of certain tradenames as a result of a triggering event, and this review did not result in an impairment charge. During the fourth quarter of 2015, as a result of a triggering event, we recorded an impairment charge for indefinite-lived intangibles of $1 million.

Share-Based Compensation

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing valuation model requires the use of subjective assumptions. Changes in these assumptions, listed below, can materially affect the fair value of the options.

Risk-free Interest Rate	The risk-free interest rate is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Volatility

We estimate the expected volatility of our common stock at the grant date using a weighted-average of our historical volatility and implied volatility from traded options on our common stock. A 50 basis point change in volatility would cause a 2 percent change to the fair value.

Expected Term

The expected term of options granted is estimated using historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. Increasing the expected term by one year increases the fair value by 8 percent, while decreasing the expected term changes it by 9 percent.

Dividend Yield	The expected dividend yield is derived from our historical experience. A 50 basis point change to the dividend yield would change the fair value by approximately 6 percent.

Share-based compensation expense is recorded for those awards expected to vest using an estimated forfeiture rate based on the Company’s historical pre-vesting forfeiture data. As of the beginning of 2017, in connection with the adoption of ASU 2016-09, we have made the accounting policy election to discontinue estimating forfeitures and will account for forfeitures as they occur using a modified retrospective approach.

Legal Contingencies

We are exposed to various legal proceedings and claims arising in the ordinary course of business. We record a liability when a loss is probable and the amount of loss can be reasonably estimated. The accrual is recorded based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. In 2015, we recorded a pre-tax charge of $100 million related to the pension plan litigation.

There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. We believe the accruals recorded within the consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Pension and Postretirement Liabilities

We review all assumptions used to determine our obligations for pension and postretirement liabilities annually with our independent actuaries, taking into consideration existing and future economic conditions and our intentions with regard to the plans. The assumptions used are:

Long-Term Rate of Return

The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2016 pension expense was 6.1 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2016 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

Discount Rate

An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of our Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2016 benefit obligations related to our pension and postretirement plans was 4.0 percent.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at January 28, 2017 by approximately $30 million and $33 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2016 pension expense or postretirement income.

Trend Rate

We maintain two postretirement medical plans, one covering certain executive officers and key employees (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $2 million.

With respect to the postretirement medical plan covering all other associates, there is limited risk to us for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

Mortality Assumptions

The mortality table used to determine the pension obligation in 2016 and 2015 was the RP-2000 mortality table with generational projection using scale AA for both males and females. This mortality table was chosen after considering alternative or more recent tables issued by the Society of Actuaries. We chose the RP-2000 table because it resulted in the closest match to our actual experience. For the SERP Medical Plan, the mortality assumption was updated to the RPH-2016 table with generational projection using MP-2016, which represents the most recent study from the Society of Actuaries.

We expect to record postretirement income of approximately $1 million and pension expense of approximately $19 million in 2017.

Income Taxes

In accordance with U.S. GAAP, deferred tax assets are recognized for tax credit and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income for future years by taxing jurisdiction and to use our judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon our long-range strategic plans.

A one percent change in the overall statutory tax rate for 2016 would have resulted in a change of $5 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Excluding the effect of any nonrecurring items that may occur, we expect the 2017 effective tax rate to approximate 34 percent including the change required by ASC 718 for treatment of excess tax benefits or deficiencies from share-based compensation being recorded to the income tax provision rather than to equity. The actual tax rate will vary if the level of stock option exercise activity and the stock price at the vesting or exercise date differs from our expectations. Additionally, the tax rate will also depend on the level and mix of income earned in the United States, as compared with our international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by us during the year ended January 28, 2017 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

•	Consolidated Statements of Operations for the fiscal years ended:
•	January 28, 2017
•	January 30, 2016
•	January 31, 2015

•	Consolidated Statements of Comprehensive Income for the fiscal years ended:
•	January 28, 2017
•	January 30, 2016
•	January 31, 2015

•	Consolidated Balance Sheets as of:
•	January 28, 2017
•	January 30, 2016

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended:
•	January 28, 2017
•	January 30, 2016
•	January 31, 2015

•	Consolidated Statements of Cash Flows for the fiscal years ended:
•	January 28, 2017
•	January 30, 2016
•	January 31, 2015

•	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Foot Locker, Inc.:

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foot Locker, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foot Locker, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 23, 2017

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2016	2015	2014
	(in millions, except per share amounts)
Sales	$7,766	$7,412	$7,151

Cost of sales	5,130	4,907	4,777
Selling, general and administrative expenses	1,472	1,415	1,426
Depreciation and amortization	158	148	139
Impairment and litigation charges	6	105	4
Interest expense, net	2	4	5
Other income	(6)	(4)	(9)
	6,762	6,575	6,342
Income before income taxes	1,004	837	809
Income tax expense	340	296	289
Net income	$664	$541	$520

Basic earnings per share	$4.95	$3.89	$3.61
Weighted-average shares outstanding	134.0	139.1	143.9

Diluted earnings per share	$4.91	$3.84	$3.56
Weighted-average shares outstanding, assuming dilution	135.1	140.8	146.0

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2016	2015	2014
	($ in millions)
Net income	$664	$541	$520
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(8)	(44)	(132)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	5	(1)

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $4, $(10) and $(7) million, respectively	4	(16)	(8)
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $4, $5 and $4 million, respectively	8	8	8
Comprehensive income	$667	$494	$387

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED BALANCE SHEETS

	2016	2015
	($ in millions)
ASSETS

Current assets
Cash and cash equivalents	$1,046	$1,021
Merchandise inventories	1,307	1,285
Other current assets	280	300
	2,633	2,606
Property and equipment, net	765	661
Deferred taxes	161	234
Goodwill	155	156
Other intangible assets, net	42	45
Other assets	84	73
	$3,840	$3,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$249	$279
Accrued and other liabilities	363	420
Current portion of capital lease obligations	—	1
	612	700
Long-term debt and obligations under capital leases	127	129
Other liabilities	391	393
Total liabilities	1,130	1,222
Shareholders’ equity	2,710	2,553
	$3,840	$3,775

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
	(shares in thousands, amounts in millions)
Balance at February 1, 2014	169,039	$921	(23,612)	$(626)	$2,387	$(186)	$2,496
Restricted stock issued	578	—	—	—			—
Issued under director and stock plans	912	22	—	—			22
Share-based compensation expense	—	24	—	—			24
Excess tax benefits from equity awards	—	12					12
Shares of common stock used to satisfy tax withholding obligations	—	—	(324)	(16)			(16)
Share repurchases	—	—	(5,889)	(305)			(305)
Reissued - employee stock purchase plan ("ESPP")	—	—	160	3			3
Net income					520		520
Cash dividends declared on common stock ($0.88 per share)					(127)		(127)
Translation adjustment, net of tax						(132)	(132)
Change in cash flow hedges, net of tax						(1)	(1)
Balance at January 31, 2015	170,529	$979	(29,665)	$(944)	$2,780	$(319)	$2,496
Restricted stock issued	299	—	—	—			—
Issued under director and stock plans	2,570	70	—	—			70
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	35					35
Forfeitures of restricted stock	—	2	(45)	(2)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(142)	(9)			(9)
Share repurchases	—	—	(6,693)	(419)			(419)
Reissued - ESPP	—	—	124	3			3
Net income					541		541
Cash dividends declared on common stock ($1.00 per share)					(139)		(139)
Translation adjustment, net of tax						(44)	(44)
Change in cash flow hedges, net of tax						5	5
Pension and postretirement adjustments, net of tax						(8)	(8)
Balance at January 30, 2016	173,398	$1,108	(36,421)	$(1,371)	$3,182	$(366)	$2,553
Restricted stock issued	203	—	—	—			—
Issued under director and stock plans	1,342	32	—	—			32
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	20					20
Forfeitures of restricted stock	—	1	(20)	(1)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(102)	(7)			(7)
Share repurchases	—	—	(6,985)	(432)			(432)
Reissued - ESPP	—	—	81	2			2
Retirement of treasury stock	(42,327)	(283)	42,327	1,728	(1,445)		—
Net income					664		664
Cash dividends declared on common stock ($1.10 per share)					(147)		(147)
Translation adjustment, net of tax						(8)	(8)
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						12	12
Balance at January 28, 2017	132,616	$900	(1,120)	$(81)	$2,254	$(363)	$2,710

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014
	($ in millions)
From Operating Activities
Net income	$664	$541	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	6	5	4
Depreciation and amortization	158	148	139
Deferred income taxes	(1)	(6)	20
Share-based compensation expense	22	22	24
Excess tax benefits on share-based compensation	(20)	(35)	(12)
Gain on sale of real estate	—	—	(4)
Qualified pension plan contributions	(36)	(4)	(6)
Change in assets and liabilities:
Merchandise inventories	(25)	(49)	(81)
Accounts payable	(31)	(17)	51
Accrued and other liabilities	27	—	33
Pension litigation accrual	—	100	—
Other, net	52	40	24
Net cash provided by operating activities	816	745	712

From Investing Activities
Capital expenditures	(266)	(228)	(190)
Purchase of business, net of cash acquired	—	(2)	—
Proceeds from sale of real estate	—	—	5
Sales and maturities of short-term investments	—	—	9
Net cash used in investing activities	(266)	(230)	(176)

From Financing Activities
Purchase of treasury shares	(432)	(419)	(305)
Dividends paid on common stock	(147)	(139)	(127)
Issuance of common stock	29	64	17
Treasury stock reissued under employee stock plan	4	5	5
Excess tax benefits on share-based compensation	20	35	12
Payment of revolving credit agreement costs	(2)	—	—
Reduction in obligations under capital leases	(1)	(2)	(3)
Net cash used in financing activities	(529)	(456)	(401)

Effect of Exchange Rate Fluctuations on Cash and Cash Equivalents	4	(5)	(26)
Net Change in Cash and Cash Equivalents	25	54	109
Cash and Cash Equivalents at Beginning of Year	1,021	967	858
Cash and Cash Equivalents at End of Year	$1,046	$1,021	$967

Cash Paid During the Year:
Interest	$11	$11	$11
Income taxes	$341	$283	$251

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal years 2016, 2015, and 2014 represented the 52 weeks ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Revenue from retail stores is recognized at the point of sale when the product is delivered to customers. Internet and catalog sales revenue is recognized upon estimated product receipt by the customer. Sales include shipping and handling fees for all periods presented. Sales include merchandise, net of returns, and exclude taxes. The Company provides for estimated returns based on return history and sales levels. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months, the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and unredeemed gift cards are recorded as a current liability. Gift card breakage was $6 million for 2016 and $5 million for both 2015 and 2014.

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

Digital advertising costs are expensed as incurred, net of reimbursements for cooperative advertising. Digital advertising includes search engine marketing, such as display ads and keyword search terms, and other various forms of digital advertising.

Reimbursement received in excess of expenses incurred related to specific, incremental, and identifiable advertising costs is accounted for as a reduction to the cost of merchandise and is reflected in cost of sales as the merchandise is sold.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs, including digital advertising, which are included as a component of selling, general and administrative expenses, were as follows:

	2016	2015	2014
	($ in millions)
Advertising expenses	$118	$119	$125
Digital advertising expenses	84	65	57
Cooperative advertising reimbursements	(20)	(19)	(21)
Net advertising expense	$182	$165	$161

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs were $1 million and $2 million at January 28, 2017 and January 30, 2016, respectively.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2016	2015	2014
	($ in millions)
Catalog costs	$26	$28	$32
Cooperative reimbursements	(6)	(7)	(7)
Net catalog expense	$20	$21	$25

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

The computation of basic and diluted earnings per share is as follows:

	2016	2015	2014
	(in millions, except per share data)
Net Income	$664	$541	$520

Weighted-average common shares outstanding	134.0	139.1	143.9
Dilutive effect of potential common shares	1.1	1.7	2.1
Weighted-average common shares outstanding assuming dilution	135.1	140.8	146.0

Earnings per share - basic	$4.95	$3.89	$3.61
Earnings per share - diluted	$4.91	$3.84	$3.56

Anti-dilutive share-based awards excluded from diluted calculation	0.4	0.6	0.6

Contingently issuable shares of 0.2 million, 0.2 million, and 0.3 million at January 28, 2017, January 30, 2016, and January 31, 2015, respectively, have not been included as the vesting conditions have not been satisfied.  These shares relate to RSU awards issued in connection with the Company’s long-term incentive program.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company recognizes compensation expense for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. See Note 21, Share-Based Compensation, for information on the assumptions used to calculate the fair value of share-based compensation.

Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury. The Company may make repurchases of its common stock from time to time, subject to legal and contractual restrictions, market conditions, and other factors.

Cash Equivalents

Cash equivalents at January 28, 2017 and January 30, 2016 were $1,000 million and $983 million, respectively. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. The Company routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of January 28, 2017, the Company held one available-for-sale security, which was the Company’s $6 million auction rate security. See Note 19, Fair Value Measurements, for further discussion of these investments.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Store leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures, and equipment	3-10 years
Software	2-7 years

Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $59 million and $46 million at January 28, 2017 and January 30, 2016, respectively.

Recoverability of Long-Lived Tangible Assets

The Company performs an impairment review when circumstances indicate that the carrying value of long-lived tangible assets may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria at the division level, as well as qualitative measures. The Company considers historical performance and future estimated results, which are predominately identified from the Company’s long-range strategic plans, in its evaluation of potential store-level impairment and then compares the carrying amount of the asset with the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows at the Company’s weighted-average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 -	Quoted prices for identical instruments in active markets.
Level 2 -

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 -	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and Postretirement Obligations

The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Company’s Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. The Company measures its plan assets and benefit obligations using the month-end date that is closest to our fiscal year end.

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $12 million and $13 million at January 28, 2017 and January 30, 2016, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

Accounting for Leases

The Company recognizes rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions, and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and, accordingly, are charged to operations as incurred.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock Retirement

During 2016, the Company determined it would periodically retire treasury shares that it acquires through share repurchases and return those shares to the status of authorized but unissued. The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date.

During the fourth quarter of 2016, the Company retired 42 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $1,728 million. The reduction to common stock was not significant, while additional paid-in capital and retained earnings was reduced by $283 million and $1,445 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect to adopt these ASUs until required, and has not yet selected the transition method. Based on an evaluation of the standard as a whole, the Company has identified gift card breakage, direct-response advertising, and principal versus agent considerations as areas which will most likely be affected by the new revenue recognition guidance. We are in the process of finalizing our analysis of our revenue streams and quantifying the effects to the areas discussed above, and we currently do not expect the adoption will significantly affect our consolidated statements of operations, financial position or cash flows.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods therein, and requires a modified retrospective adoption, with earlier adoption permitted. The Company does not expect to adopt this ASU early and is evaluating the effect of this guidance. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and preliminary evaluation of the standard, we estimate the adoption will result in the addition of $3 to $4 billion of assets and liabilities on our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, with others applied prospectively. The Company has evaluated the effects of adopting this ASU on its consolidated financial statements and expects the change relating to excess tax benefits or deficiencies will introduce significant volatility to income tax expense, as the recognition of these amounts are dependent on exercise patterns which are inherently unpredictable. The Company will elect to apply the amendments related to the presentation of excess tax benefits or deficiencies on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits or deficiencies related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operating activities. In addition, the Company will elect to adopt the provision of recording forfeitures as they occur instead of estimating forfeitures. Other than the change related to the excess tax benefits or deficiencies, we do not expect a significant change to our consolidated statements of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect to adopt this ASU until required and is currently evaluating the effects of adoption on its consolidated financial statements, but expects it will result in an increase in deferred income tax assets.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods therein, with early adoption permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company will adopt this ASU earlier than required, beginning in the first quarter of 2017. As of January 28, 2017, restricted cash and long-term restricted cash balances were $1 million and $27 million, respectively. As of January 30, 2016, restricted cash and long-term restricted cash balances were $1 million and $26 million, respectively.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of January 28, 2017, the Company has two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies note. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest expense.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Sales	($ in millions)
Athletic Stores	$6,744	$6,468	$6,286
Direct-to-Customers	1,022	944	865
Total sales	$7,766	$7,412	$7,151
Operating Results
Athletic Stores (1)	$927	$872	$777
Direct-to-Customers (2)	143	142	109
Division profit	1,070	1,014	886
Less: Pension litigation charge	—	100	—
Less: Corporate expense (3)	70	77	81
Operating profit	1,000	837	805
Interest expense, net	2	4	5
Other income	6	4	9
Income before income taxes	$1,004	$837	$809

(1)

Included in the results for 2016, 2015, and 2014 are impairment charges of $6 million, $4 million, and $2 million, respectively. The 2016 and 2015 amounts reflect charges to write down long-lived store assets of Runners Point and Sidestep. The 2014 amount reflected impairment charges to fully write down the value of certain trade names. See Note 3, Impairment and Litigation Charges for additional information.

(2)

Included in the results for 2015 is a $1 million non-cash impairment charge relating to an ecommerce trade name. The 2014 amount reflected non-cash impairment charges of $2 million related to the CCS trade name. See Note 3, Impairment and Litigation Charges for additional information.

(3)

Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $9 million for 2016, $5 million for 2015, and $4 million for 2014, thereby reducing corporate expense.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	($ in millions)
Athletic Stores	$140	$130	$119	$193	$181	$151	$2,802	$2,612	$2,499
Direct-to-Customers	4	7	7	4	7	9	338	330	315
	144	137	126	197	188	160	3,140	2,942	2,814
Corporate	14	11	13	69	40	30	700	833	763
Total Company	$158	$148	$139	$266	$228	$190	$3,840	$3,775	$3,577

(1)	Reflects cash capital expenditures for all years presented.

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment.

	2016	2015	2014
Sales	($ in millions)
United States	$5,562	$5,305	$4,976
International	2,204	2,107	2,175
Total sales	$7,766	$7,412	$7,151

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Long-Lived Assets	($ in millions)
United States	$575	$486	$446
International	190	175	174
Total long-lived assets	$765	$661	$620

For the year ended January 28, 2017, the countries that comprised the majority of the sales and long-lived assets for the international category were Italy, Canada, Germany, and France. No other individual country included in the international category is significant.

3. Impairment and Litigation Charges

	2016	2015	2014
	($ in millions)
Impairment of long-lived assets	$6	$4	$—
Pension litigation charge	—	100	—
Other intangible asset impairments	—	1	4
Total impairment and litigation charges	$6	$105	$4

During 2016, due to the continued underperformance of our Runners Point and Sidestep stores, management determined that a triggering event had occurred and, therefore, an impairment review was conducted. This evaluation resulted in a non-cash charge of $6 million to write down store fixtures and leasehold improvements for 116 stores. As of January 28, 2017, the remaining net book value of long-lived assets totaled $12 million. In the prior year, the Company recorded a similar non-cash charge of $4 million for 61 stores. As a result of the impairment review related to long-lived assets, the Company performed a review of other intangible assets in both periods. No impairment charge of these assets was required as a result of the 2016 review; however, in 2015 a non-cash impairment charge of $1 million was recorded to fully write down the value of an ecommerce trade name resulting from a decline in sales, as the Company has shifted away from the use of this website.

The Company recorded a $100 million pension litigation charge during 2015. Please see Note 22, Legal Proceedings for further information.

Impairment charges totaling $4 million were recorded during 2014. This amount included a $2 million impairment of the former CCS ecommerce trade name to its fair value, which was realized upon sale during 2014. Also during 2014, the Company recorded additional intangible asset impairment charges totaling $2 million related to the full write down of the trade name related to stores in the Republic of Ireland and a full write down of the value of a private-label brand acquired as part of the Runners Point Group acquisition, to reflect the exit of this product line.

4. Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts; and property sales. Other income was $6 million in 2016, $4 million in 2015, and $9 million in 2014.

For 2016, other income includes: a gain of $2 million on a forward foreign currency contract associated with an intercompany transaction that did not qualify for hedge accounting; $2 million of royalty income; $1 million related to an insurance recovery; and $1 million of lease termination gains related to the sales of leasehold interests.  Other income in 2015 included a $2 million insurance recovery related to a business interruption claim and $2 million of royalty income. Included in 2014 is a  $4 million gain on a sale of property, $2 million of royalty income, $2 million of a  realized gain associated with foreign currency option contracts, and $1 million of lease termination gains related to the sales of leasehold interests.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Merchandise Inventories

	2016	2015
	($ in millions)
LIFO inventories	$861	$847
FIFO inventories	446	438
Total merchandise inventories	$1,307	$1,285

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6. Other Current Assets

	2016	2015
	($ in millions)
Net receivables	$101	$94
Prepaid rent	86	81
Prepaid income taxes	48	66
Prepaid expenses and other current assets	28	33
Deferred taxes and costs	13	22
Fair value of derivative contracts	3	3
Income tax receivable	1	1
	$280	$300

7. Property and Equipment, Net

	2016	2015
	($ in millions)
Land	$4	$4
Buildings:
Owned	43	43
Furniture, fixtures, equipment and software development costs:
Owned	1,029	954
Assets under capital leases	2	8
	1,078	1,009
Less: accumulated depreciation	(674)	(640)
	404	369
Alterations to leased and owned buildings:
Cost	849	804
Less: accumulated amortization	(488)	(512)
	361	292
	$765	$661

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2016 and 2015 annual goodwill impairment tests did not result in an impairment charge.

		Direct-to-
	Athletic Stores	Customers	Total
	($ in millions)
Goodwill at January 31, 2015	$17	$140	$157
Foreign currency translation adjustment	—	(1)	(1)
Goodwill at January 30, 2016	$17	$139	$156
Foreign currency translation adjustment	(1)	—	(1)
Goodwill at January 28, 2017	$16	$139	$155

9. Other Intangible Assets, net

	January 28, 2017				January 30, 2016
				Wtd. Avg.
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Years (2)	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$116	$(105)	$11	10.0	$119	$(107)	$12
Trademarks / trade names	20	(13)	7	20.0	20	(12)	8
Favorable leases	7	(5)	2	7.8	7	(5)	2
	$143	$(123)	$20	14.0	$146	$(124)	$22

Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names (3)			22				23
Other intangible assets, net			$42				$45

(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life is as of January 28, 2017 and excludes those assets that are fully amortized.
(3)	Includes a non-cash impairment charge of $1 million recorded in 2015. This impairment charge is described more fully in Note 3, Impairment and Litigation Charges.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortizing intangible assets decreased by $2 million in 2016, which reflects $4 million in amortization expense partially offset by additions of $2 million related to new leases in Europe. Amortization expense recorded is as follows:

($ in millions)	2016	2015	2014
Amortization expense	$4	$4	$6

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2017	$4
2018	3
2019	3
2020	3
2021	2

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Assets

	2016	2015
	($ in millions)
Restricted cash (1)	$27	$26
Deferred tax costs	10	12
Pension asset	10	8
Auction rate security	6	6
Other	31	21
	$84	$73

(1)

Restricted cash is comprised of $23 million of amounts held in escrow in connection with various leasing arrangements in Europe, and $4 million of deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the of the self-insured workers’ compensation and liability claims.

11. Accrued and Other Liabilities

	2016	2015
	($ in millions)
Taxes other than income taxes	$66	$56
Other payroll and payroll related costs, excluding taxes	57	54
Customer deposits (1)	49	46
Property and equipment (2)	38	27
Advertising	35	14
Incentive bonuses	32	46
Income taxes payable	5	39
Current deferred tax liabilities	—	62
Other	81	76
	$363	$420

(1)	Customer deposits include unredeemed gift cards and certificates, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.
(2)	Accruals for property and equipment are excluded from the statements of cash flows for all years presented.

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

The 2016 Credit Agreement provides for a security interest in certain of the Company’s domestic store assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. The Company is not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the 2016 Credit Agreement to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 28, 2017 were not significant. The Company paid approximately $2 million in fees relating to the new credit facility. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at January 28, 2017 is $2 million. Under the 2011 Restated Credit Agreement, the quarterly facility fees paid on the unused portion were 0.25 percent. Under the new agreement, the quarterly facility fees paid was 0.20 percent. The quarterly facility fees paid on the unused portion was 0.25 percent for 2015. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

13. Long-Term Debt and Obligations Under Capital Leases

	2016	2015
	($ in millions)
8.5% debentures payable January 2022	$118	$118
Unamortized gain related to interest rate swaps (1)	9	11
Obligations under capital leases	—	1
	$127	$130
Less: current portion of obligations under capital leases	—	1
	$127	$129

(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $8 million and $9 million as of January 28, 2017 and January 30, 2016, respectively.

14. Other Liabilities

	2016	2015
	($ in millions)
Straight-line rent liability (1)	$205	$155
Pension litigation liability	100	100
Pension benefits	26	69
Income taxes	23	22
Postretirement benefits	14	13
Workers’ compensation and general liability reserves	8	8
Deferred taxes	3	13
Other	12	13
	$391	$393

(1)	Includes unamortized tenant allowances of $59 million and $42 million for the year ended January 28, 2017 and January 30, 2016, respectively.

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

Certain leases provide for additional rent payments based on a percentage of store sales. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $141 million in 2016, $137 million in 2015, and $132 million in 2014.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the amounts below are non-store expenses that totaled $24 million in 2016, $18 million in 2015, and $17 million in 2014.

	2016	2015	2014
	($ in millions)
Minimum rent	$667	$618	$615
Contingent rent based on sales	29	27	25
Sublease income	(6)	(5)	(5)
	$690	$640	$635

Future minimum lease payments under non-cancellable operating leases, net of future non-cancellable operating sublease payments, are:

($ in millions)
2017	$624
2018	581
2019	535
2020	495
2021	460
Thereafter	1,730
Total operating lease commitments	$4,425

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2016	2015	2014
	($ in millions)
Foreign currency translation adjustments	$(127)	$(119)	$(75)
Cash flow hedges	1	2	(3)
Unrecognized pension cost and postretirement benefit	(236)	(248)	(240)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(363)	$(366)	$(319)

The changes in accumulated other comprehensive loss for the period ended January 28, 2017 were as follows:

	Foreign		Items Related	Unrealized
	Currency		to Pension and	Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 30, 2016	$(119)	$2	$(248)	$(1)	$(366)
OCI before reclassification	(8)	(1)	4	—	(5)
Reclassified from AOCI	—	—	8	—	8
Other comprehensive income/ (loss)	(8)	(1)	12	—	3
Balance as of January 28, 2017	$(127)	$1	$(236)	$(1)	$(363)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from accumulated other comprehensive loss for the period ended January 28, 2017 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$14
Postretirement benefits- amortization of actuarial gain	(2)
Net periodic benefit cost (see Note 20)	12
Income tax benefit	4
Net of tax	$8

17. Income Taxes

The domestic and international components of pre-tax income are as follows:

	2016	2015	2014
	($ in millions)
Domestic	$779	$668	$654
International	225	169	155
Total pre-tax income	$1,004	$837	$809

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

	2016	2015	2014
Current:	($ in millions)
Federal	$249	$212	$195
State and local	44	37	34
International	48	53	40
Total current tax provision	341	302	269
Deferred:
Federal	(6)	(8)	16
State and local	1	(1)	3
International	4	3	1
Total deferred tax provision	(1)	(6)	20
Total income tax provision	$340	$296	$289

Provision has been made in the accompanying Consolidated Statements of Operations for additional income taxes applicable to dividends received or expected to be received, if any, from international subsidiaries. The amount of unremitted earnings of international subsidiaries for which no such tax is provided and which is considered to be permanently reinvested in the subsidiaries totaled  $1,249 million and $1,087 million at January 28, 2017 and January 30, 2016, respectively. The determination of the amount of the deferred tax liability related to permanently reinvested earnings is not practicable.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	2.8	3.2
International income taxed at varying rates	(3.7)	(2.1)	(1.9)
Foreign tax credits	(1.9)	(2.8)	(2.5)
Domestic/foreign tax settlements	(0.1)	(0.1)	(0.6)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	1.7	2.8	2.7
Effective income tax rate	33.9%	35.4%	35.7%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	2016	2015
Deferred tax assets:	($ in millions)
Tax loss/credit carryforwards and capital loss	$12	$8
Employee benefits	76	97
Property and equipment	110	121
Straight-line rent	51	39
Other	47	34
Total deferred tax assets	$296	$299
Valuation allowance	(7)	(5)
Total deferred tax assets, net	$289	$294
Deferred tax liabilities:
Merchandise inventories	104	104
Goodwill and other intangible assets	21	20
Other	6	6
Total deferred tax liabilities	$131	$130
Net deferred tax asset	$158	$164
Balance Sheet caption reported in:
Deferred taxes	$161	$234
Other current assets	—	5
Accrued and other current liabilities	—	(62)
Other liabilities	(3)	(13)
	$158	$164

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s long-range strategic plans, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at January 28, 2017, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2017, the Company has a valuation allowance of $7 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $4 million relates to the deferred tax assets arising from a capital loss associated with an impairment of the Northern Group note receivable in 2008. The Company does not anticipate realizing capital gains to utilize the capital loss associated with the note receivable impairment. A valuation allowance of $3 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized.

At January 28, 2017, the Company has U.S. state operating loss carryforwards with a potential tax benefit of $1 million that expire between 2021 and 2035. The Company will have, when realized, a capital loss with a potential benefit of $4 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has U.S. state credits of $1 million that expire in 2024. The Company has international operating loss carryforwards with a potential tax benefit of $7 million, a portion of which will expire between 2017 and 2025 and a portion of which will never expire. The state and international operating loss carryforwards do not include unrecognized tax benefits.

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2015. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2016, which is expected to conclude during 2017. The Company has started the CAP for 2017. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 1996 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

At January 28, 2017 and January 30, 2016, the Company had $38 million of gross unrecognized tax benefits, and $38 million and $37 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest income in 2016. Interest was not significant for 2015 and 2014. The total amount of accrued interest and penalties was $1 million, $2 million, and $2 million in 2016, 2015, and 2014, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2016	2015	2014
	($ in millions)
Unrecognized tax benefits at beginning of year	$38	$40	$48
Foreign currency translation adjustments	1	(2)	(6)
Increases related to current year tax positions	8	4	3
Increases related to prior period tax positions	1	2	1
Decreases related to prior period tax positions	(2)	—	(1)
Settlements	(7)	(1)	(1)
Lapse of statute of limitations	(1)	(5)	(4)
Unrecognized tax benefits at end of year	$38	$38	$40

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements could increase earnings in an amount ranging from $0 to $5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2017, all of the Company’s hedged forecasted transactions extend less than twelve months into the future, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. During 2016, the net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory resulted in a loss of $1 million and therefore increased AOCL. Accordingly, the balance decreased from a gain of $2 million as of January 30, 2016 to a gain of $1 million as of January 28, 2017.

The notional value of the contracts outstanding at January 28, 2017 was $85 million, and these contracts mature at various dates through January 2018.

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings.

Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The aggregate amount recognized for these contracts represented income of $1 million for each of the years presented. The notional value of foreign exchange forward contracts outstanding at January 28, 2017 was $2 million, and these contracts mature during February 2017. There were no currency option contracts outstanding at January 28, 2017.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. There were no contracts outstanding at January 28, 2017.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet
($ in millions)	Caption	2016	2015
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$3	$3
Foreign exchange forward contracts	Current liabilities	$3	$—

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 28, 2017:

	Contract Value	Weighted-Average
	($ in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$85	0.8514

Intercompany
Buy US $/Sell CAD $	$2	1.3229

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer service are important competitive factors in the Company’s business. The Company operates in 23 countries and purchased approximately 91 percent of its merchandise in 2016 from its top 5 suppliers. In 2016, the Company purchased approximately 68 percent of its athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 48 to 76 percent of their merchandise from Nike.

Included in the Company’s Consolidated Balance Sheet at January 28, 2017, are the net assets of the Company’s European operations, which total $1,015 million and are located in 19 countries, 11 of which have adopted the euro as their functional currency.

19. Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of January 28, 2017			As of January 30, 2016
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	3	—	—	3	—
Total Assets	$—	$9	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	3	—	—	—	—
Total Liabilities	$—	$3	$—	$—	$—	$—

Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless the unrealized gains or losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

In 2016 and 2015, the Company performed impairment reviews of long-lived and intangible assets for Runners Point and Sidestep. The fair value of the assets reviewed for both periods were measured using Level 3 inputs. Please see Note 3, Impairment and Litigation Charges for further information.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	2016	2015
	($ in millions)
Carrying value	$127	$130
Fair value	$148	$156

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, as of January 28, 2017 and January 30, 2016:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$667	$722	$14	$19
Service cost	16	17	—	—
Interest cost	26	24	1	1
Plan participants’ contributions	—	—	1	1
Actuarial loss (gain)	7	(39)	1	(5)
Foreign currency translation adjustments	4	(6)	—	—
Benefits paid	(54)	(51)	(2)	(2)
Benefit obligation at end of year	$666	$667	$15	$14

Change in plan assets
Fair value of plan assets at beginning of year	$602	$686
Actual return (loss) on plan assets	55	(34)
Employer contributions	40	8
Foreign currency translation adjustments	4	(7)
Benefits paid	(54)	(51)
Fair value of plan assets at end of year	$647	$602

Funded status	$(19)	$(65)	$(15)	$(14)

Amounts recognized on the balance sheet:
Other assets	$10	$8	$—	$—
Accrued and other liabilities	(3)	(4)	(1)	(1)
Other liabilities	(26)	(69)	(14)	(13)
	$(19)	$(65)	$(15)	$(14)

Amounts recognized in accumulated other
comprehensive loss, pre-tax:
Net loss (gain)	$387	$410	$(7)	$(10)
Prior service cost	1	1	—	—
	$388	$411	$(7)	$(10)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2017 and January 30, 2016, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. Information for those pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2016	2015
	($ in millions)
Projected benefit obligation	$617	$617
Accumulated benefit obligation	617	617
Fair value of plan assets	589	544

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at January 28, 2017:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
Net actuarial loss (gain) at beginning of year	$410	$(10)
Amortization of net (loss) gain	(14)	2
(Gain) loss arising during the year	(11)	1
Foreign currency fluctuations	2	—
Net actuarial loss (gain) at end of year (1)	$387	$(7)
Net prior service cost at end of year (2)	1	—
Total amount recognized	$388	$(7)

(1)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $13 million and $(2) million related to the pension and postretirement plans, respectively.

(2)	The net prior service cost did not change during the year and is not expected to change significantly during the next year.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.0%	4.1%	4.0%	4.1%
Rate of compensation increase	3.7%	3.7%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $550 million and $604 million for 2016 and 2015, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.1%	3.4%	4.3%	4.1%	3.4%	4.2%
Rate of compensation increase	3.7%	3.7%	3.7%
Expected long-term rate of return on assets	6.1%	6.1%	6.3%

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions by the Company.

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	($ in millions)
Service cost	$16	$17	$15	$—	$—	$—
Interest cost	26	24	28	1	1	1
Expected return on plan assets	(37)	(39)	(38)	—	—	—
Amortization of net loss (gain)	14	14	15	(2)	(1)	(3)
Net benefit expense (income)	$19	$16	$20	$(1)	$—	$(2)

Beginning with 2001, new retirees were charged the expected full cost of the medical plan, and then-existing retirees will incur 100 percent of the expected future increases in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income, since retirees will incur 100 percent of such expected future increases.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 28, 2017 was $12 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2016	2015	2014	2016	2015	2014
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2021	2021	2019	2017	2016	2015

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2016	2015	2014	2016	2015	2014
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2021	2019	2018	2016	2015	2014

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	($ in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016 and 2015, the Company used the RP-2000 mortality table with generational projection using scale AA for both males and females to value its pension obligations. The RP-2000 table was selected because it resulted in the closest match to the Company’s actual experience. For the SERP Medical Plan, the mortality assumption used to value the 2016 obligation was updated to the RPH-2016 table with generational projection using MP-2016, while in the prior year the obligation was valued using the RPH-2015 table with generational projection using MP-2015.

Plan Assets

The target composition of the Company’s Canadian qualified pension plan assets is 95 percent fixed-income securities and 5 percent equities. The Company believes plan assets are invested in a prudent manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan.

The target composition of the Company’s U.S. qualified pension plan assets is 60 percent fixed-income securities, 36.5 percent equities, and 3.5 percent real estate. The Company may alter the asset allocation targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation has and is expected to limit volatility with regard to the funded status of the plan, but may result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

The Company believes plan assets are invested in a prudent manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of funding risk deemed appropriate. The Company’s investment strategy seeks to diversify assets among classes of investments with differing rates of return, volatility, and correlation in order to reduce funding risk. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date.

The fair values of the Company’s Canadian pension plan assets at January 28, 2017 and January 30, 2016 were as follows:

	Level 1	Level 2	Level 3	2016 Total	2015 Total*
	($ in millions)
Cash and cash equivalents	$—	$1	$—	$1	$2
Equity securities:
Canadian and international (1)	3	—	—	3	4
Fixed-income securities:
Cash matched bonds (2)	—	54	—	54	52
Total assets at fair value	$3	$55	$—	$58	$58

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2016 and 2015.

(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)

This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2016 and 2015.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s U.S. pension plan assets at January 28, 2017 and January 30, 2016 were as follows:

	Level 1	Level 2		Level 3	2016 Total	2015 Total*
	($ in millions)
Cash and cash equivalents	$—	$4		$—	$4	$1
Equity securities:
U.S. large-cap (1)	—	103		—	103	93
U.S. mid-cap (1)	—	31		—	31	26
International (2)	—	70		—	70	61
Corporate stock (3)	27	—		—	27	27
Fixed-income securities:
Long duration corporate and government bonds (4)	—	231		—	231	217
Intermediate duration corporate and government bonds (5)	—	103		—	103	99
Other types of investments:
Real estate securities (6)	—	19		—	19	17
Insurance contracts	—	1		—	1	1
Other (7)	—	—		—	—	2
Total assets at fair value	$27	$562	—	$—	$589	$544

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2016 and 2015.

(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
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

No Level 3 assets were held by the U.S. pension plan during 2016 and 2015.

During 2016, the Company made contributions totaling $33 million to its U.S. qualified pension plan. The Company also contributed $3 million to its Canadian qualified pension plan. In February 2017, subsequent to its year end, the Company contributed $25 million to its U.S. qualified pension plan. The Company continually evaluates the amount and timing of any potential contributions. Actual contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 22, Legal Proceedings, for further information. During 2016, the Company also paid $4 million in pension benefits related to its non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
2017	$70	$1
2018	53	1
2019	52	1
2020	51	1
2021	50	1
2022–2026	229	3

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Plans

The Company has two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and an another plan that is available to employees whose primary place of employment is in Puerto Rico. Both plans limit participation to employees who have attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. As of January 1, 2017, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $18,000 for the U.S. plan and $15,000 for the Puerto Rico plan. The Company matches 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Matching contributions made before January 1, 2016 were made with Company stock. Matching contributions made after January 1, 2016 were made in cash. Such matching contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million for each of the years presented.

21. Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive stock options under this plan, although none are outstanding as of January 28, 2017. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate up to ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares. As of January 28, 2017, there were 11,972,656 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under the Company’s 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 2,633,655 shares available for purchase as of January 28, 2017. During 2016 and 2015, participating employees purchased 80,992 shares and 124,494 shares, respectively.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	2016	2015	2014
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$10	$11	$13
Restricted stock and restricted stock units	12	11	11
Total share-based compensation expense	$22	$22	$24

Tax benefit recognized	$6	$8	$7
Excess income tax benefit from settled equity-classified share-based awards reported as a cash flow from financing activities	$20	$35	$12

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Model and Assumptions

The Black-Scholes option-pricing model is used to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The Company estimates the expected term of share-based awards using the Company’s historical exercise and post-vesting employment termination patterns, which it believes are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year.

The Company estimates the expected volatility of its common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. The Company believes that this combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience.

The Company records share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. In connection with the adoption of    ASU 2016-09  as of the beginning of 2017, we have made the accounting policy election to discontinue estimating forfeitures and will account for forfeitures as they occur using a modified retrospective approach.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2016	2015	2014	2016	2015	2014
Weighted-average risk free rate of interest	1.4%	1.5%	2.1%	0.5%	0.2%	0.1%
Expected volatility	30%	30%	39%	27%	25%	24%
Weighted-average expected award life (in years)	5.7	6.0	6.1	1.0	1.0	1.0
Dividend yield	1.7%	1.6%	1.9%	1.8%	1.6%	2.0%
Weighted-average fair value	$15.71	$16.07	$15.30	$13.33	$10.47	$7.35

The information set forth in the following table covers options granted under the Company’s stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at January 30, 2016	3,694		$32.62
Granted	500		63.60
Exercised	(1,331)		22.12
Expired or cancelled	(57)		58.01
Options outstanding at January 28, 2017	2,806	5.9	$42.61
Options exercisable at end of year	1,790	4.4	$32.36
Options vested and expected to vest	2,780	5.9	$42.42

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of options vested during 2016, 2015, and 2014 was $9 million, $15 million, and $9 million, respectively.

The Company received $29 million in cash from option exercises during the year ended January 28, 2017. The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2016	2015	2014
	($ in millions)
Exercised	$56	$99	$22

The tax benefit realized from option exercises was $21 million, $38 million, and $8 million for 2016, 2015, and 2014, respectively.

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

2016
($ in millions)
Outstanding	$71
Outstanding and exercisable	$64
Vested and expected to vest	$71

As of January 28, 2017, there was $6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at January 28, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $15.10	500	1.8	$12.22	500	$12.22
$18.84 to $30.92	426	4.3	25.91	426	25.91
$34.24 to $55.02	701	5.9	40.91	560	39.55
$56.35 to $73.21	1,179	8.2	62.53	304	61.25
	2,806	5.9	$42.61	1,790	$32.36

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. RSU awards are made to employees in connection with the Company’ long-term incentive program, and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. In 2016, 2015, and 2014, there were 648,558,  588,308, and 755,936 RSU awards outstanding, respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program are earned after the attainment of certain performance metrics and vest after the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards. Compensation expense is recognized using the fair market value on the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Restricted share and RSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at January 30, 2016	803		$45.19
Granted	369		63.82
Vested	(249)		38.13
Expired or cancelled	(125)		39.51
Nonvested at January 28, 2017	798	1.1	$56.91
Aggregate value ($ in millions)	$45

The total fair value of awards for which restrictions lapsed was $9 million, $10 million, and $14 million for 2016, 2015, and 2014, respectively. At January 28, 2017, there was $12 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Quarterly Results (Unaudited)

	1st Q	2nd Q	3rd Q (3) (4)	4th Q (3)	Year
	(in millions, except per share amounts)
Sales
2016	1,987	1,780	1,886	2,113	$7,766
2015	1,916	1,695	1,794	2,007	$7,412
Gross margin (1)
2016	696	587	640	713	$2,636
2015	670	553	607	675	$2,505
Operating profit (2)
2016	296	198	228	278	$1,000
2015	290	186	117	244	$837
Net income
2016	191	127	157	189	$664
2015	184	119	80	158	$541
Basic earnings per share
2016	1.40	0.94	1.18	1.43	$4.95
2015	1.31	0.85	0.57	1.15	$3.89
Diluted earnings per share
2016	1.39	0.94	1.17	1.42	$4.91
2015	1.29	0.84	0.57	1.14	$3.84

(1)	Gross margin represents sales less cost of sales.
(2)	Operating profit represents income before income taxes, interest expense, net, and non-operating income.
(3)

During the third quarter of 2016 and fourth quarter of 2015, the Company recorded impairment charges totaling $6 million and $5 million, respectively. See Note 3, Impairment and Litigation Charges for further information.

(4)	During the third quarter of 2015, the Company recorded a pre-tax charge of $100 million, see Note 22, Legal Proceedings for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 28, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 28, 2017. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Foot Locker, Inc.:

We have audited Foot Locker, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foot Locker, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Foot Locker, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foot Locker, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017, and our report dated March 23, 2017, expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 23, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the section captioned “Proposal 1-Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company will be set forth in Item 4A in Part I.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)(1) and (2) Financial Statements

The list of financial statements required by this item is set forth in Item 8. “Consolidated Financial Statements and Supplementary Data.” All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required, or because the information required is included in the financial statements or notes thereto.

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

FOOT LOCKER, INC.
By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman of the Board, President and Chief Executive Officer

Date: March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2017, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ LAUREN B. PETERS
Richard A. Johnson	Lauren B. Peters
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ MATTHEW M. MCKENNA
Giovanna Cipriano	Matthew M. McKenna
Senior Vice President and Chief Accounting Officer	Director

/s/ MAXINE CLARK	/s/ STEVEN OAKLAND
Maxine Clark	Steven Oakland
Director	Director

/s/ NICHOLAS DIPAOLO	/s/ ULICE PAYNE, JR.
Nicholas DiPaolo	Ulice Payne, Jr.
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHERYL NIDO TURPIN
Alan D. Feldman	Cheryl Nido Turpin
Director	Director

/s/ JAROBIN GILBERT, JR.	/s/ KIMBERLY K. UNDERHILL
Jarobin Gilbert, Jr.	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ DONA D. YOUNG
Guillermo G. Marmol	Dona D. Young
Director	Lead Director

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
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

10.2†	Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed on April 21, 1998).
10.3†

Amendment to the Foot Locker 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000 filed on September 7, 2000).

10.4†

Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2014 filed on December 30, 2014 (the “December 23, 2014 Form 8-K”)).

10.5†*	Amendment Number One to the Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014.
10.6†	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).
10.7†

Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2013 filed on April 1, 2013 (the “March 28, 2013 Form 8-K”)).

10.8†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.9†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.10†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

Exhibit No.	Description
10.11†	Supplemental Executive Retirement Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).
10.12†	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).
10.13†

Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8-K”)).

10.14†	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.15†

Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.16†

Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.17†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.18†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.19†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.20†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.21†

Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed on March 27, 2006).

10.22†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).
10.23†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed on April 30, 1999).
10.24†	From of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8-K).
10.25†

Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2014 filed on December 30, 2014 (the “December 23, 2014 Form 8-K”)).

10.26†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 5, 2010 filed on November 12, 2010).
10.27†	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.28†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the December 23, 2014 Form 8-K).
10.29†

Form of Restricted Stock Unit Award Agreement for RSU portion of long-term incentive compensation awards (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

10.30†

Form of Restricted Stock Unit Award Agreement for long-term incentive RSU awards (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

10.31†

Form of Restricted Stock Unit Award Agreement (New Hire) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 filed on September 7, 2016).

Exhibit No.	Description
10.32	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.33

Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.34

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.35	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.36†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.37†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).
10.38†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith.