Form 10-Q
period 2017-04-29
FOOT LOCKER, INC.
filed 2017-06-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding as of May 26, 2017: 131,303,334

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	April 29,	April 30,	January 28,
	2017	2016	2017
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$1,049	$1,062	$1,046
Merchandise inventories	1,279	1,260	1,307
Other current assets	294	270	280
	2,622	2,592	2,633
Property and equipment, net	792	706	765
Deferred taxes	162	182	161
Goodwill	156	157	155
Other intangible assets, net	43	46	42
Other assets	102	75	84
	$3,877	$3,758	$3,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$208	$230	$249
Accrued and other liabilities	327	347	363
Current portion of capital lease obligations	—	1	—
	535	578	612
Long-term debt and obligations under capital leases	127	128	127
Other liabilities	393	377	391
Total liabilities	1,055	1,083	1,130
Shareholders’ equity:
Common stock and paid-in capital: 133,088,450; 173,885,868; and 132,616,087 shares outstanding, respectively	914	1,127	900
Retained earnings	2,393	3,336	2,254
Accumulated other comprehensive loss	(357)	(323)	(363)
Less: Treasury stock at cost: 1,791,789; 37,896,771; and 1,120,466 shares, respectively	(128)	(1,465)	(81)
Total shareholders' equity	2,822	2,675	2,710
	$3,877	$3,758	$3,840

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at January 28, 2017 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016

Sales	$2,001	$1,987
Cost of sales	1,321	1,291
Gross margin	680	696

Selling, general and administrative expenses	371	361
Depreciation and amortization	41	39
Income from operations	268	296

Interest expense, net	—	—
Other income	(1)	(2)
Income before income taxes	269	298
Income tax expense	89	107
Net income	$180	$191

Basic earnings per share	$1.37	$1.40
Weighted-average shares outstanding	131.4	136.5

Diluted earnings per share	$1.36	$1.39
Weighted-average shares outstanding, assuming dilution	132.6	137.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
Net income	$180	$191

Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	4	44

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1 million, respectively, and foreign currency fluctuations	3	(1)
Comprehensive income	$186	$234

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016 *

From operating activities:
Net income	$180	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	39
Share-based compensation expense	5	5
Qualified pension plan contributions	(25)	(25)
Change in assets and liabilities:
Merchandise inventories	31	39
Accounts payable	(41)	(54)
Accrued and other liabilities	(26)	(14)
Other, net	(6)	43
Net cash provided by operating activities	159	224

From investing activities:
Capital expenditures	(75)	(65)
Net cash used in investing activities	(75)	(65)

From financing activities:
Purchase of treasury shares	(38)	(88)
Dividends paid on common stock	(41)	(37)
Proceeds from exercise of stock options	9	7
Shares of common stock repurchased to satisfy tax withholding obligations	(9)	(6)
Net cash used in financing activities	(79)	(124)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1)	7
Net change in cash, cash equivalents, and restricted cash	4	42
Cash, cash equivalents, and restricted cash at beginning of period	1,073	1,048
Cash, cash equivalents, and restricted cash at end of period	$1,077	$1,090

Cash paid during the period:
Interest	$—	$—
Income taxes	$122	$115

See Accompanying Notes to Condensed Consolidated Financial Statements.

*  Amounts for the three months ended April 30, 2016 have been revised from previously reported amounts to reflect the adoption of new accounting standards in the first quarter of 2017. For additional information, see the Recently Adopted Accounting Pronouncements note.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2018 and of the fiscal year ended January 28, 2017. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10-K for the year ended January 28, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect to adopt these ASUs until required, and has not yet selected the transition method. Based on an evaluation of the standard as a whole, the Company has identified gift card breakage, direct-response advertising, and principal versus agent considerations as areas which will most likely be affected by the new revenue recognition guidance. We are in the process of finalizing the analysis of our revenue streams and quantifying the effects on the areas discussed above, and we currently do not expect the adoption will significantly affect our consolidated statements of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods therein, and requires a modified retrospective adoption, with earlier adoption permitted. The Company does not expect to adopt this ASU early and is evaluating the effect of this guidance. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and preliminary evaluation of the standard, we estimate the adoption will result in the addition of $3 billion to $4 billion of assets and liabilities on our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The Company does not expect to adopt this ASU until required. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. While we could initiate additional relevant transactions prior to this ASU’s adoption date, based on deferred tax amounts related to applicable past intercompany transactions as of April 29, 2017, we expect it will result in an increase in deferred income tax assets of approximately $30 million to $40 million.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017. Amendments relating to accounting for excess tax benefits and deficiencies have been adopted prospectively. For the thirteen weeks ended April 29, 2017, the Company recorded excess tax benefits related to share-based compensation awards of $7 million to the income statement, within the income tax provision, whereas such benefits were previously recognized in equity. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This ASU also requires that we now present excess tax benefits or deficiencies as operating activities in our condensed consolidated statement of cash flow. As a result of adopting this change retrospectively, we reclassified excess tax benefits of $6 million which were previously classified as cash flows from financing activities to operating activities for the first quarter of 2016. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions of $6 million, previously classified as cash flows from operating activities were reclassified to financing activities for the first quarter of 2016. The Company has made a policy election of recording forfeitures as they occur instead of estimating forfeitures using a modified retrospective approach. The cumulative effect of this change was not significant.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods therein, with early adoption permitted. The Company has adopted this ASU as of the first quarter of 2017. Accordingly, as required by this ASU, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $28 million and $27 million as of April 30, 2016 and January 30, 2016, respectively, and $27 million as of January 28, 2017. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows. See Note 3, Restricted Cash, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.

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

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
Sales	($ in millions)
Athletic Stores	$1,722	$1,735
Direct-to-Customers	279	252
Total sales	$2,001	$1,987
Operating Results
Athletic Stores	$241	$277
Direct-to-Customers	42	38
Division profit	283	315
Less: Corporate expense	15	19
Operating profit	268	296
Interest expense, net	—	—
Other income (1)	1	2
Income before income taxes	$269	$298

(1)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries, and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	April 29,	April 30,	January 28,
	2017	2016	2017
	($ in millions)
Cash and cash equivalents	$1,049	$1,062	$1,046
Restricted cash included in other current assets	1	1	—
Restricted cash included in other non-current assets	27	27	27
Cash, cash equivalents, and restricted cash	$1,077	$1,090	$1,073

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe. In addition, restricted cash reflects deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

4. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment. The annual review of goodwill and intangible assets with indefinite lives performed during the first quarter of 2017 did not result in the recognition of impairment. The following table provides a summary of goodwill by reportable segment. The change in the balance represents foreign currency exchange fluctuations.

	April 29,	April 30,	January 28,
	2017	2016	2017
	($ in millions)
Athletic Stores	$16	$17	$16
Direct-to-Customers	140	140	139
Total goodwill	$156	$157	$155

5. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	April 29, 2017			April 30, 2016			January 28, 2017
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Value	amort.	Value	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$118	$(107)	$11	$123	$(111)	$12	$116	$(105)	$11
Trademarks / trade names	20	(13)	7	21	(13)	8	20	(13)	7
Favorable leases	7	(5)	2	7	(5)	2	7	(5)	2
	$145	$(125)	$20	$151	$(129)	$22	$143	$(123)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$23			$24			$22
Other intangible assets, net			$43			$46			$42

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the thirteen week period ended April 29, 2017, the Company recorded $1 million of lease acquisition additions, primarily related to our European businesses. These additions are being amortized over a weighted-average life of 9 years.  Amortization expense recorded is as follows:

	Thirteen weeks ended
($ in millions)	April 29, 2017	April 30, 2016
Amortization expense	$1	$1

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2017	$3
2018	3
2019	3
2020	3
2021	2
2022	2

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	April 29,	April 30,	January 28,
	2017	2016	2017
	($ in millions)
Foreign currency translation adjustments	$(123)	$(75)	$(127)
Cash flow hedges	—	2	1
Unrecognized pension cost and postretirement benefit	(233)	(249)	(236)
Unrealized loss on available-for-sale security	(1)	(1)	(1)
	$(357)	$(323)	$(363)

The changes in AOCL for the thirteen weeks ended April 29, 2017 were as follows:

			Items Related
	Foreign Currency		to Pension and	Unrealized Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 28, 2017	$(127)	$1	$(236)	$(1)	$(363)
OCI before reclassification	4	(1)	1	—	4
Reclassified from AOCL	—	—	2	—	2
Other comprehensive income	4	(1)	3	—	6
Balance as of April 29, 2017	$(123)	$—	$(233)	$(1)	$(357)

Reclassifications from AOCL for the thirteen weeks ended April 29, 2017 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$3
Postretirement benefits- amortization of actuarial gain	—
Net periodic benefit cost (see Note 10)	3
Income tax benefit	(1)
Net of tax	$2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The primary currencies to which the Company is exposed are the euro, British pound, Canadian dollar, and Australian dollar. For the most part, merchandise inventories are purchased by each geographic area in their respective local currency. The most significant exception to this is the United Kingdom, whose merchandise inventory purchases are denominated in euros. For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was also not significant for any of the periods presented. When using a forward contract as a hedging instrument, the Company excludes the time value of the contract from the assessment of effectiveness. At quarter-end, substantially all of the Company’s hedged forecasted transactions were less than twelve months into the future, and the Company expects the derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months.

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was a  $1 million loss for the thirteen weeks ended April 29, 2017, and therefore increased AOCL. At April 29, 2017, the amount included in AOCL was not significant. For the thirteen weeks ended April 30, 2016, the net change in fair value was not significant. The notional value of the foreign exchange contracts designed as hedges outstanding at April 29, 2017 was $137 million, and these contracts mature at various dates through August 2018.

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The net change in fair value was not significant for the thirteen weeks ended April 29, 2017. The net change in fair value resulted in expense of $1 million for the thirteen weeks ended April 30, 2016. The notional value of the foreign exchange contract not designed as a hedge outstanding at April 29, 2017 was $2 million, and this contract matures in May 2017.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. The notional value of the currency option contract not designated as a hedge outstanding at April 29, 2017 was 40 million euro, and this contract matures in July 2017.

Additionally, the Company enters into diesel fuel forward and option contracts to mitigate a portion of the Company’s freight expense due to the variability caused by fuel surcharges imposed by our third-party freight carriers. Changes in the fair value of these contracts are recorded in earnings immediately. The effect was not significant for any of the periods presented. No such contracts were outstanding at April 29, 2017.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	April 29,	April 30,	January 28,
($ in millions)	Caption	2017	2016	2017
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$3	$3
Foreign exchange forward contracts	Current liabilities	$3	$—	$3
Foreign exchange forward contracts	Non-current liabilities	$—	$1	$—

8. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of April 29, 2017			As of April 30, 2016			As of January 28, 2017
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$6	$—	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	—	—	—	2	—	—	3	—
Total Assets	$—	$6	$—	$—	$8	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	2	—	—	—	—	—	3	—
Total Liabilities	$—	$2	$—	$—	$—	$—	$—	$3	$—

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized gains or losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	April 29,	April 30,	January 28,
	2017	2016	2017
	($ in millions)
Carrying value	$127	$129	$127
Fair value	$147	$149	$148

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and therefore are classified as Level 2. The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	(in millions, except per share data)
Net Income	$180	$191

Weighted-average common shares outstanding	131.4	136.5
Dilutive effect of potential common shares	1.2	1.3
Weighted-average common shares outstanding assuming dilution	132.6	137.8

Earnings per share - basic	$1.37	$1.40
Earnings per share - diluted	$1.36	$1.39

Anti-dilutive share-based awards excluded from diluted calculation	0.2	0.2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASU 2016-09 during the first quarter of 2017. As a result, excess tax benefits and tax deficiencies are no longer included as assumed proceeds in the calculation of diluted shares outstanding. This change was adopted prospectively.

Contingently issuable shares of 0.4 million and 0.3 million have not been included as the vesting conditions have not been satisfied as of April 29, 2017 and April 30, 2016, respectively. These shares relate to RSU awards issued in connection with the Company’s long-term incentive program.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which are recognized as part of SG&A expense:

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	April 29,	April 30,	April 29,	April 30,
($ in millions)	2017	2016	2017	2016
Service cost	$4	$4	$—	$—
Interest cost	6	6	—	—
Expected return on plan assets	(9)	(9)	—	—
Amortization of net loss (gain)	3	4	—	(1)
Net benefit expense (income)	$4	$5	$—	$(1)

On February 23, 2017, the Company made a contribution of $25 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect to make any further pension plan contributions during this year. Actual contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 12, Legal Proceedings, for further information.

11. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$3
Restricted stock and restricted stock units	3	2
Total share-based compensation expense	$5	$5

Tax benefit recognized	$1	$1

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

In connection with the adoption of ASU 2016-09, during the first quarter of 2017, we have made the accounting policy election to discontinue estimating forfeitures and will account for forfeitures as they occur.

The following table shows the Company’s assumptions used to compute the share-based compensation expense for awards granted during the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Stock Option Plans		Stock Purchase Plan
	April 29,	April 30,	April 29,	April 30,
	2017	2016	2017	2016
Weighted-average risk free rate of interest	2.1%	1.4%	0.7%	0.3%
Expected volatility	25%	30%	29%	25%
Weighted-average expected award life (in years)	5.3	5.7	1.0	1.0
Dividend yield	1.7%	1.7%	2.0%	1.6%
Weighted-average fair value	$15.58	$15.78	$10.33	$11.12

The information in the following table covers option activity under the Company’s stock option plans for the thirteen weeks ended April 29, 2017:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,806		$42.61
Granted	496		72.83
Exercised	(315)		27.83
Expired or cancelled	(2)		41.81
Options outstanding at April 29, 2017	2,985	6.7	$49.19
Options exercisable at April 29, 2017	1,935	5.4	$39.23
Options available for future grant at April 29, 2017	11,031

The total fair value of options vested as of April 29, 2017 and April 30, 2016 was $7 million and $8 million, respectively. The cash received from option exercises for the thirteen weeks ended April 29, 2017 and April 30, 2016 was $9 million and $7 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Exercised	$15	$14

The total tax benefit realized from option exercises was $6 million and $5 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Outstanding	$84	$94
Outstanding and exercisable	$74	$91
Vested and expected to vest	$84	$94

As of April 29, 2017 there was $11 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.8 years. The following table summarizes information about stock options outstanding and exercisable at April 29, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $24.75	551	2.4	$14.37	551	$14.37
$30.92 to $45.08	761	5.8	38.50	761	38.50
$55.02 to $62.11	700	7.4	61.26	467	61.43
$63.79 to $73.21	973	9.4	68.57	156	64.02
	2,985	6.7	$49.19	1,935	$39.23

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program, and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 669,542 and 660,797 RSU awards outstanding as of April 29, 2017 and April 30, 2016, respectively.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s performance-based long-term incentive program are earned after the attainment of certain performance metrics and vest after the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirteen weeks ended April 29, 2017 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	798		$56.91
Granted	237		72.83
Vested	(263)		48.60
Expired or cancelled	(59)		43.21
Nonvested at April 29, 2017	713	1.9	$66.31
Aggregate value ($ in millions)	$47

The total value of awards for which restrictions lapsed during the thirteen weeks ended April 29, 2017 and April 30, 2016 was $13 million and $7 million, respectively. As of April 29, 2017, there was $18 million of total unrecognized compensation cost related to nonvested restricted awards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the Securities and Exchange Commission.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2016 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. This brand equity has aided our ability to successfully develop and increase our portfolio of complementary retail store formats, such as Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, our direct-to-customer business. Through various marketing channels and experiences, including social, digital, broadcast, and print media, as well as various sports sponsorships and events, we reinforce our image with a consistent message — namely, that we are the destination for athletically inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Count

At April 29, 2017,  we operated 3,354 stores as compared with 3,363 and 3,396 stores at January 28, 2017 and April 30, 2016, respectively.

During the first quarter of 2017, the Company entered into a franchise agreement with Fox-Wizel Ltd, who will operate franchise stores in Israel for the Company. Two franchise stores were opened in Israel during the current quarter. A total of 77 franchised stores were operating at April 29, 2017, as compared with 74 and 64 stores at January 28, 2017 and April 30, 2016, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Sales increased by $14 million, or 0.7 percent, to $2,001 million for the thirteen weeks ended April 29, 2017, from $1,987 million for the thirteen weeks ended April 30, 2016. Excluding the effect of foreign currency fluctuations, sales increased by 1.8 percent for the thirteen weeks ended April 29, 2017. Comparable-store sales increased by 0.5 percent for the thirteen weeks ended April 29, 2017.

Gross Margin

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
Gross margin rate	34.0%	35.0%
Basis point change in the gross margin rate	(100)
Components of the change-
Decline in the merchandise margin rate	(40)
Higher occupancy and buyers' compensation expense rate	(60)

The gross margin rate decreased by 100 basis points for the thirteen weeks ended April 29, 2017. This reflected a merchandise margin rate decline of 40 basis points and with an increase in the occupancy and buyers’ compensation expense rate of 60 basis points for the thirteen weeks ended April 29, 2017.

The merchandise margin rate decline for the current quarter primarily reflected a  higher markdown rate for our Direct-to-Customers segment due to increased promotional activity in order to drive traffic to our websites, coupled with higher shipping and handling costs. A decrease in the markdown rate for our Athletic Stores segment partially offset the higher markdowns of the Direct-to-Customers segment to yield an overall merchandise margin rate decrease.

The higher occupancy and buyers’ compensation expense rate reflected higher rent-related costs coupled with a modest increase in sales, which resulted in the rate deleveraging by 60 basis points. Higher occupancy costs are primarily attributed to several high-profile location leases entered into recently.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
SG&A	$371	$361
$ Change	$10
% Change	2.8%
SG&A as a percentage of sales	18.5%	18.2%

Excluding the effect of foreign currency fluctuations, SG&A increased by $16 million for the thirteen weeks ended April 29, 2017, as compared with the corresponding prior-year period. The prior-year period included $4 million of relocation-related costs in connection with the corporate headquarters move. Excluding this, the increase in SG&A was primarily related to higher store-related compensation costs as compared with the corresponding prior-year period.  Wages were higher mainly due to minimum wage increases, as well as related payroll taxes and benefits. Additionally, we incurred higher SG&A expenses, as planned, in connection with our ongoing investment in various technology and infrastructure projects.

Depreciation and Amortization

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Depreciation and amortization	$41	$39
$ Change	$2
% Change	5.1%

Depreciation and amortization increased by $2 million for the thirteen weeks ended April 29, 2017 as compared with the corresponding prior-year period. The increase in depreciation and amortization reflected increased capital spending on store projects, enhancing our digital sites, and various other technologies and infrastructure.

Interest Expense, Net

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Interest expense	$3	$3
Interest income	(3)	(3)
Interest expense, net	$—	$—

Net interest expense was unchanged for the thirteen weeks ended April 29, 2017 as compared with the corresponding prior-year period.

Income Taxes

For the thirteen weeks ended April 29, 2017, the Company recorded an income tax provision of $89 million, which represented an effective tax rate of 33.0 percent, compared to the prior-year income tax provision of $107 million, which represented an effective tax rate of 36.0 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves for the thirteen weeks ended April 29, 2017 and April 30, 2016 were not significant.

During the thirteen weeks ended April 29, 2017 the Company recognized excess tax benefits of $7 million from share-based compensation reflecting the change required by ASC 718. With the adoption of ASU 2016-09 during the first quarter of 2017, excess tax benefits or deficiencies from share-based compensation are required to be recorded as a component of the income tax provision, rather than to equity.

Excluding the above-mentioned excess tax benefits, the effective tax rate for the thirteen weeks ended April 29, 2017 decreased as compared with the corresponding prior-year period, due primarily to a higher proportion of income earned in lower tax jurisdictions.

The Company currently expects its full-year tax rate to approximate 34 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level of restricted stock vesting, stock option exercise activity, and the stock price at the vesting or exercise date. Additionally, the actual tax rate will also vary depending on the level and mix of income earned in the United States, as compared with our international operations.

Net Income

For the thirteen weeks ended April 29, 2017, net income decreased by $11 million, or 5.8 percent, and diluted earnings per share decreased by 2.2 percent to $1.36 per share, as compared with the corresponding prior-year period.

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

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Sales
Athletic Stores	$1,722	$1,735
Direct-to-Customers	279	252
	$2,001	$1,987
Operating Results
Athletic Stores	$241	$277
Direct-to-Customers	42	38
Division profit	283	315
Less: Corporate expense	15	19
Operating profit	268	296
Other income (1)	1	2
Earnings before interest expense and income taxes	269	298
Interest expense, net	—	—
Income before income taxes	$269	$298

(1)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Sales	$1,722	$1,735
$ Change	$(13)
% Change	(0.7)%
Division profit	$241	$277
Division profit margin	14.0%	16.0%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales increased by 0.3 percent for the thirteen weeks ended April 29, 2017 as compared with the corresponding prior-year period. We believe that domestic sales were negatively affected by the delay of income tax refunds. The sales increase for the current quarter, excluding the effect of foreign currency fluctuations, was led by Champs Sports, as it continued its momentum from the prior year. This was partially offset by declines in Kids Foot Locker’s sales primarily due to the lack of availability in children’s sizes of certain lifestyle footwear styles that are currently on trend at our other banners.

Comparable-store sales decreased by 1.2 percent for the thirteen weeks ended April 29, 2017. Lower footwear sales were the primary factor in the decline in comparable-store sales. Although men’s and women’s footwear sales increased compared with  the prior year, these increases were not enough to compensate for the decline in sales of children’s footwear. The increases in men’s and women’s footwear sales were primarily driven by comparable-store sales gains at our Champs Sports, Footaction, and Foot Locker Canada banners. SIX:02 contributed to the growth in women’s footwear by generating a significant increase in comparable-store sales, although from a small base. The comparable-store sales gain in men’s footwear was primarily driven by lifestyle running footwear, which was partially offset by a decline in sales of basketball footwear styles. The decline in children’s footwear resulting from the level of product availability and changing style preferences affected many of our store banners.

Apparel sales experienced comparable-store sales gains for the majority of our store banners for the thirteen weeks ended April 29, 2017. The strongest contributors to this increase were Champs Sports and Foot Locker Europe, which benefited from gains in men’s branded apparel. Additionally, Champs Sports’ private-label sales continued to grow with increasing gross margins.

Athletic Stores division profit decreased by 13.0 percent for the thirteen weeks ended April 29, 2017 as compared with the corresponding prior-year period. Division profit, as a percentage of sales decreased 200 basis points to 14.0 percent for the thirteen weeks ended April 29, 2017, as compared to the corresponding prior-year period. The decline in division profit reflected a lower gross margin rate coupled with SG&A expense deleverage.

Direct-to-Customers

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Sales	$279	$252
$ Change	$27
% Change	10.7%
Division profit	$42	$38
Division profit margin	15.1%	15.1%

Comparable-sales for the Direct-to-Customers segment increased by 12.1 percent for the thirteen weeks ended April 29, 2017. This increase was primarily a result of the continued growth of ecommerce sales associated with our store-banner websites, both domestically and internationally. Additionally, Eastbay experienced a gain during the current quarter.

The footwear category delivered the strongest gains during the quarter. The footwear gains related to our domestic store-banner websites were driven by strong results from the Jordan brand, lifestyle running, and women’s casual styles. These gains were partially offset by declines in men’s basketball, specifically signature basketball styles. The footwear gains related to our international store-banner websites were primarily driven by lifestyle running styles.

Direct-to-Customers division profit for the thirteen weeks ended April 29, 2017 increased by $4 million as compared with the corresponding prior-year period. Division profit, as a percentage of sales, remained unchanged compared to the prior year. While sales in this banner increased, the gross margin rate declined due to increased markdowns and higher shipping and handling expense as this segment was more promotional during the current quarter. This was offset by diligent expense management, such as controlling publicity costs.

Corporate Expense

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	($ in millions)
Corporate expense	$15	$19
$ Change	$(4)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $3 million for both the thirteen weeks ended April 29, 2017 and April 30, 2016.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $2 million for the thirteen weeks ended April 29, 2017 thus reducing corporate expense. Excluding the corporate allocation change, corporate expense decreased by $2 million for the thirteen weeks ended April 29, 2017.

The decrease for the thirteen weeks ended April 29, 2017 was primarily due to the prior-year corporate headquarters relocation costs of $4 million. Additionally, incentive compensation expense decreased during the quarter by $1 million as compared with the prior-year period, reflecting the Company’s underperformance as compared with its plan. This was partially offset by increased corporate support costs such as legal services and real estate management, coupled with unfavorable foreign exchange results as compared with the prior year.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of April 29, 2017, just under $1.2 billion remained available under the Company’s current share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the third quarter of 2015, in connection with our pension litigation, we recorded a pre-tax charge of $100 million ($61 million after-tax). In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by us. The $100 million charge has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeals process can be lengthy. The pension plan is currently sufficiently funded to absorb a $100 million liability and, accordingly, we currently do not anticipate the need to make any pension contributions in the near term in connection with this matter. The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key vendors for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect our ability to continue to fund our needs from business operations.

Operating Activities

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Net cash provided by operating activities	$159	$224
$ Change	$(65)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense. The decrease from the prior year primarily reflects working capital changes and the decline in net income as compared with the prior year.

Investing Activities

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Net cash used in investing activities	$75	$65
$ Change	$10

Capital expenditures were $10 million higher than the prior year. The increase was due to increased spending on corporate technology projects and cash payments related to the 2016 capital program. The Company’s full-year capital spending is expected to be approximately $274 million, which includes $195 million related to the remodeling or relocation of approximately 190 existing stores and the opening of approximately 90 new stores, as well as $79 million for the development of information systems, websites, and infrastructure.

Financing Activities

	Thirteen weeks ended
	April 29,	April 30,
	2017	2016
	($ in millions)
Net cash used in financing activities	$79	$124
$ Change	$(45)

During the thirteen weeks ended April 29, 2017, we repurchased 546,100 shares of our common stock for $38 million, as compared with 1,371,174 shares repurchased for $88 million in the corresponding prior-year period. The Company declared and paid dividends during the first quarter of 2017 and 2016 of $41 million and $37 million, respectively. This represented quarterly rates of $0.31 and $0.275 per share for 2017 and 2016, respectively. Additionally, we received proceeds from the issuance of common stock in connection with employee stock programs of $9 million and $7 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. Also, during the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company paid $9 million and $6 million, respectively, in order to satisfy tax withholding obligations relating to the vesting of share-based equity awards.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates, other than the adoption of Accounting Standards Update (“ASU”) 2016-09 as described in Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies,  as compared with the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of April 29, 2017 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 29, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended April 29, 2017:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Jan. 29 - Feb. 25, 2017	548,288	$69.77	546,100	$1,187,297,610
Feb. 26 - Apr. 1, 2017	123,012	72.83	—	1,187,297,610
Apr. 2 - Apr. 29, 2017	23	72.09	—	1,187,297,610
	671,323	$70.33	546,100

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units and restricted stock awards which vested during the quarter, as well as shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)

The month of February includes 366,100 shares purchased, at an average cost of $69.37 per share, under the Company’s previous $1 billion share repurchase program. On February 14, 2017, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2020. All subsequent share repurchases were made under the new program which resulted in 180,000 shares purchased, at an average cost of $70.57 per share.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2017	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF  EXHIBITS

Exhibit No.	Description
3.1	By-Laws of Foot Locker, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 17, 2017 filed on May 19, 2017 (the “May 17, 2017 Form 8-K”)).
10.1†	Foot Locker Annual Incentive Compensation Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the May 17, 2017 Form 8-K.
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.