Form 10-Q
period 2017-07-29
FOOT LOCKER, INC.
filed 2017-09-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 29, 2017

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

Number of shares of Common Stock outstanding as of September 5, 2017: 123,997,568

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	July 29,	July 30,	January 28,
	2017	2016	2017
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$1,043	$945	$1,046
Merchandise inventories	1,290	1,339	1,307
Other current assets	311	301	280
	2,644	2,585	2,633
Property and equipment, net	821	726	765
Deferred taxes	167	174	161
Goodwill	158	156	155
Other intangible assets, net	45	44	42
Other assets	111	77	84
	$3,946	$3,762	$3,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$162	$348	$249
Accrued and other liabilities	308	326	363
Current portion of capital lease obligations	—	1	—
	470	675	612
Long-term debt and obligations under capital leases	126	128	127
Other liabilities	456	381	391
Total liabilities	1,052	1,184	1,130
Shareholders’ equity:
Common stock and paid-in capital: 133,134,411; 174,250,091; and 132,616,087 shares outstanding, respectively	916	1,147	900
Retained earnings	2,403	3,426	2,254
Accumulated other comprehensive loss	(284)	(343)	(363)
Less: Treasury stock at cost: 2,034,408; 41,174,061; and 1,120,466 shares, respectively	(141)	(1,652)	(81)
Total shareholders' equity	2,894	2,578	2,710
	$3,946	$3,762	$3,840

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Sales	$1,701	$1,780	$3,702	$3,767

Cost of sales	1,198	1,193	2,519	2,484
Selling, general and administrative expenses	339	350	710	711
Depreciation and amortization	42	39	83	78
Income from operations	122	198	390	494

Litigation charge	50	—	50	—
Interest (income) / expense, net	(1)	1	(1)	1
Other income	—	(1)	(1)	(3)
Income before income taxes	73	198	342	496
Income tax expense	22	71	111	178
Net income	$51	$127	$231	$318

Basic earnings per share	$0.39	$0.94	$1.76	$2.35
Weighted-average shares outstanding	131.3	134.4	131.3	135.4

Diluted earnings per share	$0.39	$0.94	$1.74	$2.33
Weighted-average shares outstanding, assuming dilution	132.0	135.5	132.3	136.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net income	$51	$127	$231	$318

Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	70	(27)	74	17

Cash flow hedges:
Change in fair value of derivatives, net of income tax	2	3	1	3

Available for sale securities:
Unrealized gain on available for sale securities	1	1	1	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2 and $2 million, respectively, and foreign currency fluctuations	—	3	3	2
Comprehensive income	$124	$107	$310	$341

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Twenty-six weeks ended
	July 29,	July 30,
	2017	2016 *

From operating activities:
Net income	$231	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	78
Share-based compensation expense	8	11
Qualified pension plan contributions	(25)	(25)
Change in assets and liabilities:
Merchandise inventories	41	(50)
Accounts payable	(93)	67
Accrued and other liabilities	(38)	(13)
Pension litigation accrual	50	—
Other, net	(6)	(1)
Net cash provided by operating activities	251	385

From investing activities:
Capital expenditures	(150)	(131)
Net cash used in investing activities	(150)	(131)

From financing activities:
Purchase of treasury shares	(59)	(276)
Dividends paid on common stock	(82)	(74)
Proceeds from exercise of stock options	10	14
Treasury stock reissued under employee stock plan	5	4
Shares of common stock repurchased to satisfy tax withholding obligations	(9)	(6)
Payment of revolving credit agreement costs	—	(2)
Net cash used in financing activities	(135)	(340)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	34	10
Net change in cash, cash equivalents, and restricted cash	—	(76)
Cash, cash equivalents, and restricted cash at beginning of period	1,073	1,048
Cash, cash equivalents, and restricted cash at end of period	$1,073	$972

Cash paid during the period:
Interest	$6	$5
Income taxes	$155	$216

See Accompanying Notes to Condensed Consolidated Financial Statements.

* Amounts for the twenty-six weeks ended July 30, 2016 have been revised from previously reported amounts to reflect the adoption of new accounting standards in the first quarter of 2017. For additional information, see the Recently Adopted Accounting Pronouncements note.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods therein, and requires a modified retrospective adoption, with earlier adoption permitted. The Company does not expect to adopt this ASU until required and is evaluating the effect of this guidance. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and preliminary evaluation of the standard, we estimate the adoption will result in the addition of $3 billion to $4 billion of assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The Company does not expect to adopt this ASU until required. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. While we could initiate additional relevant transactions prior to this ASU’s adoption date, based on deferred tax amounts related to applicable past intercompany transactions and the foreign exchange rates as of July 29, 2017, we expect the adoption will result in an increase in deferred income tax assets of approximately $40 million to $45 million.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017. Amendments relating to accounting for excess tax benefits and deficiencies have been adopted prospectively. For the twenty-six weeks ended July 29, 2017, the Company recorded excess tax benefits related to share-based compensation awards of $7 million to the income statement, within the income tax provision, whereas such benefits were previously recognized in equity.  Excess tax benefits recorded for the thirteen weeks ended July 29, 2017 were not significant. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefits. This ASU also requires that we present excess tax benefits or deficiencies as operating activities in our condensed consolidated statement of cash flow. As a result of adopting this change retrospectively, we reclassified excess tax benefits of $10 million which were previously classified as cash flows from financing activities to operating activities for the twenty-six weeks ended July 30, 2016. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions of $6 million, previously classified as cash flows from operating activities, were reclassified to financing activities for the twenty-six weeks ended July 30, 2016. The Company has made a policy election of recording forfeitures as they occur instead of estimating forfeitures using a modified retrospective approach. The cumulative effect of this change was not significant.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods therein, with early adoption permitted. The Company has adopted this ASU as of the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $27 million as of July 30, 2016, January 30, 2016, and January 28, 2017. Please see Note 3, Restricted Cash, for a reconciliation of cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. The Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest (income) / expense.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales	($ in millions)
Athletic Stores	$1,485	$1,576	$3,207	$3,311
Direct-to-Customers	216	204	495	456
Total sales	$1,701	$1,780	$3,702	$3,767
Operating Results
Athletic Stores	$109	$193	$350	$470
Direct-to-Customers	20	22	62	60
Division profit	129	215	412	530
Less: Pension litigation charge (1)	50	—	50	—
Less: Corporate expense	7	17	22	36
Operating profit	72	198	340	494
Interest (income) / expense, net	(1)	1	(1)	1
Other income (2)	—	1	1	3
Income before income taxes	$73	$198	$342	$496

(1)	Included in the thirteen and twenty-six weeks ended July 29, 2017 is a pre-tax litigation charge of $50 million relating to a pension litigation matter described further in Note 12, Legal Proceedings.
(2)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries, and the changes in fair value, premiums paid, and realized gains and losses associated with foreign currency option contracts.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	July 29,	July 30,	January 28,
	2017	2016	2017
	($ in millions)
Cash and cash equivalents	$1,043	$945	$1,046
Restricted cash included in other current assets	1	—	—
Restricted cash included in other non-current assets	29	27	27
Cash, cash equivalents, and restricted cash	$1,073	$972	$1,073

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

	July 29,	July 30,	January 28,
	2017	2016	2017
	($ in millions)
Athletic Stores	$18	$17	$16
Direct-to-Customers	140	139	139
Total goodwill	$158	$156	$155

5. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 29, 2017			July 30, 2016			January 28, 2017
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	Value	Value	amort.	Value	value	amort.	Value
Amortized intangible assets: (1)
Lease acquisition costs	$128	$(115)	$13	$120	$(108)	$12	$116	$(105)	$11
Trademarks / trade names	20	(13)	7	20	(13)	7	20	(13)	7
Favorable leases	7	(6)	1	7	(5)	2	7	(5)	2
	$155	$(134)	$21	$147	$(126)	$21	$143	$(123)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$24			$23			$22
Other intangible assets, net			$45			$44			$42

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the twenty-six week period ended July 29, 2017, the Company recorded $1 million of lease acquisition additions, primarily related to our European businesses. These additions are being amortized over a weighted-average life of 10 years.  Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite life intangible assets is as follows:

($ in millions)
Remainder of 2017	$2
2018	4
2019	4
2020	3
2021	2
2022	2

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	July 29,	July 30,	January 28,
	2017	2016	2017
	($ in millions)
Foreign currency translation adjustments	$(53)	$(102)	$(127)
Cash flow hedges	2	5	1
Unrecognized pension cost and postretirement benefit	(233)	(246)	(236)
Unrealized loss on available-for-sale security	—	—	(1)
	$(284)	$(343)	$(363)

The changes in AOCL for the twenty-six weeks ended July 29, 2017 were as follows:

			Items Related
	Foreign Currency		to Pension and	Unrealized Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 28, 2017	$(127)	$1	$(236)	$(1)	$(363)
OCI before reclassification	74	1	(1)	1	75
Reclassified from AOCL	—	—	4	—	4
Other comprehensive income	74	1	3	1	79
Balance as of July 29, 2017	$(53)	$2	$(233)	$—	$(284)

Reclassifications from AOCL for the twenty-six weeks ended July 29, 2017 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$7
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 10)	6
Income tax benefit	(2)
Net of tax	$4

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

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. The amount of such gains or losses that were recognized in earnings during the twenty-six weeks ended July 29, 2017 was not significant and there were no such gains or losses in the corresponding prior-year period. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

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

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges was a $2 million gain for the thirteen weeks ended July 29, 2017 and a  $1 million gain for the twenty-six weeks ended July 29, 2017. At July 29, 2017, a $2 million gain remained in AOCL. For both the thirteen and twenty-six weeks ended July 30, 2016, the net change in fair value was a $3 million gain. The notional value of the foreign exchange contracts designed as hedges outstanding at July 29, 2017 was $125 million, and these contracts mature at various dates through August 2018.

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The net change in fair value was not significant for the thirteen and twenty-six weeks ended July 29, 2017. The net change in fair value was not significant for the thirteen weeks ended July 30, 2016 and resulted in expense of $1 million for the twenty-six weeks ended July 30, 2016. The notional value of the foreign exchange contracts not designed as hedges outstanding at July 29, 2017 was $2 million, and these contracts mature in August 2017.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at July 29, 2017.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	July 29,	July 30,	January 28,
($ in millions)	Caption	2017	2016	2017
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$3	$6	$3
Foreign exchange forward contracts	Current liabilities	$1	$—	$3

8. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of July 29, 2017			As of July 30, 2016			As of January 28, 2017
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$7	$—	$—	$7	$—	$—	$6	$—
Foreign exchange forward contracts	—	3	—	—	6	—	—	3	—
Total Assets	$—	$10	$—	$—	$13	$—	$—	$9	$—
Liabilities
Foreign exchange forward contracts	—	1	—	—	—	—	—	3	—
Total Liabilities	$—	$1	$—	$—	$—	$—	$—	$3	$—

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	July 29,	July 30,	January 28,
	2017	2016	2017
	($ in millions)
Carrying value	$126	$129	$127
Fair value	$146	$151	$148

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net Income	$51	$127	$231	$318

Weighted-average common shares outstanding	131.3	134.4	131.3	135.4
Dilutive effect of potential common shares	0.7	1.1	1.0	1.2
Weighted-average common shares outstanding assuming dilution	132.0	135.5	132.3	136.6

Earnings per share - basic	$0.39	$0.94	$1.76	$2.35
Earnings per share - diluted	$0.39	$0.94	$1.74	$2.33

Anti-dilutive share-based awards excluded from diluted calculation	1.7	1.1	0.8	1.0

The Company adopted ASU 2016-09 during the first quarter of 2017. As a result, excess tax benefits and tax deficiencies are no longer included as assumed proceeds in the calculation of diluted shares outstanding. This change was adopted prospectively.

Contingently issuable shares of 0.4 million and 0.3 million have not been included as the vesting conditions have not been satisfied as of July 29, 2017 and July 30, 2016, respectively. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which are recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,	July 29,	July 30,	July 29,	July 30,
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$4	$4	$8	$8	$—	$—	$—	$—
Interest cost	7	7	13	13	—	—	—	—
Expected return on plan assets	(10)	(9)	(19)	(18)	—	—	—	—
Amortization of net loss (gain)	4	3	7	7	(1)	—	(1)	(1)
Net benefit expense (income)	$5	$5	$9	$10	$(1)	$—	$(1)	$(1)

During the first quarter of 2017, the Company made a contribution of $25 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect to make any further pension plan contributions during this year. Actual contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 12, Legal Proceedings, for further information.

11. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$3	$2	$5	$5
Restricted stock and restricted stock units	—	4	3	6
Total share-based compensation expense	$3	$6	$8	$11

Tax benefit recognized	$1	$2	$2	$3

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2017, in connection with the adoption of ASU 2016-09, we have made the accounting policy election to discontinue estimating forfeitures and will account for forfeitures as they occur.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	Stock Option Plans		Stock Purchase Plan
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Weighted-average risk free rate of interest	2.1%	1.4%	0.8%	0.4%
Expected volatility	25%	30%	29%	26%
Weighted-average expected award life (in years)	5.3	5.7	1.0	1.0
Dividend yield	1.7%	1.7%	2.0%	1.7%
Weighted-average fair value	$15.56	$15.68	$10.61	$15.19

The information in the following table covers option activity under the Company’s stock option plans for the twenty-six weeks ended July 29, 2017:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,806		$42.61
Granted	497		72.75
Exercised	(334)		28.14
Expired or cancelled	(12)		59.55
Options outstanding at July 29, 2017	2,957	6.4	$49.24
Options exercisable at July 29, 2017	1,926	5.1	$39.40
Options available for future grant at July 29, 2017	10,997

The total fair value of options vested as of July 29, 2017 and July 30, 2016 was $7 million and $8 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 29, 2017 was $1 million and $10 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended July 30, 2016 was $7 million and $14 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	($ in millions)
Exercised	$—	$12	$15	$26

The total tax benefit realized from option exercises was not significant for the thirteen weeks ended July 29, 2017, and was $6 million for the twenty-six weeks ended July 29, 2017. The total tax benefit realized from option exercises was $5 million and $10 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	July 29,	July 30,
	2017	2016
	($ in millions)
Outstanding	$23	$76
Outstanding and exercisable	$23	$74
Vested and expected to vest	$23	$76

As of July 29, 2017 there was $9 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years. The following table summarizes information about stock options outstanding and exercisable at July 29, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $24.75	546	2.2	$14.33	546	$14.33
$30.92 to $45.75	748	5.6	38.52	746	38.50
$55.02 to $62.11	697	7.1	61.25	476	61.36
$63.79 to $73.21	966	9.1	68.59	158	64.02
	2,957	6.4	$49.24	1,926	$39.40

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program, and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 668,120 and 671,690 RSU awards outstanding as of July 29, 2017 and July 30, 2016, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the twenty-six weeks ended July 29, 2017 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	798		$56.91
Granted	248		72.71
Vested	(279)		48.96
Expired or cancelled	(60)		43.62
Nonvested at July 29, 2017	707	1.7	$66.63
Aggregate value ($ in millions)	$47

The total value of awards for which restrictions lapsed during the twenty-six weeks ended July 29, 2017 and July 30, 2016 was $14 million and $8 million, respectively. As of July 29, 2017, there was $12 million of total unrecognized compensation cost related to nonvested restricted awards.

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

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. During the third quarter of 2015, the trial court ruled that the retirement plan be reformed. As result of this development, the Company recorded a charge of $100 million pre-tax ($61 million after-tax).

The Company appealed the trial court’s decision, and the judgment was stayed pending the outcome of the appeal process. During the second quarter of 2017, the Second Circuit Court of Appeals affirmed the trial court’s decision. In light of this development, the Company reassessed its estimate of the liability. The Company’s updated reasonable estimate of this liability is a range between $150 million and $260 million. The high end of the range reflects the estimated cost to reform the retirement plan in accordance with the court ruling; however, it excludes any legal fees that may be awarded to plaintiff’s counsel. No amount within that range is more probable than any other amount and therefore, in accordance with U.S. GAAP, the Company recorded a charge of $50 million pre-tax ($30 million after-tax) during the second quarter of 2017, bringing the cumulative amount accrued for this matter to $150 million. The accrual has been classified as a long-term liability. The Company will continue to vigorously defend itself in this case. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as future capital expenditures, expansion, strategic plans, financial objectives, dividend payments, stock repurchases, growth of the Company’s business and operations, including future cash flows, revenues, and earnings, and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors which are detailed in the Company’s filings with the U.S. Securities and Exchange Commission.

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

Store Count

At July 29, 2017,  we operated 3,359 stores as compared with 3,363 and 3,401 stores at January 28, 2017 and July 30, 2016, respectively.

During the first quarter of 2017, the Company entered into a franchise agreement with Fox-Wizel Ltd, for franchised stores operating in Israel. There are 7 franchised stores operating in Israel as of July 29, 2017. Also, during the second quarter of 2017, the Company terminated its franchise agreement with the third party that operated stores in the Republic of Korea. A total of 82 franchised stores were operating at July 29, 2017, as compared with 74 and 69 at January 28, 2017 and July 30, 2016, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and twenty-six weeks ended July  29, 2017 and July 30, 2016, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	($ in millions)
Pre-tax income:
Income before income taxes	$73	$198	$342	$496
Pre-tax amounts excluded from GAAP:
Pension litigation charge	50	—	50	—
Adjusted income before income taxes (non-GAAP)	$123	$198	$392	$496

After-tax income:
Net income	$51	$127	$231	$318
After-tax adjustments excluded from GAAP:
Pension litigation charge, net of income tax benefit of $20 million	30	—	30	—
Adjusted net income (non-GAAP)	$81	$127	$261	$318

Earnings per share:
Diluted EPS	$0.39	$0.94	$1.74	$2.33
Diluted EPS amounts excluded from GAAP:
Pension litigation charge	0.23	—	0.23	—
Adjusted diluted EPS (non-GAAP)	$0.62	$0.94	$1.97	$2.33

During the second quarter ended July 29, 2017, the Company recorded a charge of $50 million, $30 million after-tax or $0.23 per share, related to pension litigation. Please see Item 1. “Financial Statements,” Note 12, Legal Proceedings for further information on this item.

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

Sales decreased by $79 million, or 4.4 percent, to $1,701 million for the thirteen weeks ended July 29, 2017, from $1,780 million for the thirteen weeks ended July 30, 2016.  For the twenty-six weeks ended July 29, 2017, sales of $3,702 million decreased 1.7 percent from sales of $3,767 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, sales decreased by 4.3 and 1.1 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively. Comparable-store sales decreased by 6.0 and 2.6 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively.  This reflected a decline in our Athletic Stores segment, partially offset by an increase in our Direct-to-Customers segment.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Gross margin rate	29.6%	33.0%	32.0%	34.1%
Basis point change in the gross margin rate	(340)		(210)
Components of the change-
Decline in the merchandise margin rate	(200)		(120)
Higher occupancy and buyers' compensation expense rate	(140)		(90)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities. The gross margin rate decreased by 340 and 210 basis points for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

The merchandise margin rate decline for both the quarter and year-to-date periods primarily reflected a higher markdown rate in both our Athletic Stores and Direct-to-Customers segments as we were more promotional. The increased promotional activity was necessary to stimulate sales and ensure that inventory levels remained current and in line with the pace of sales.

The higher occupancy and buyers’ compensation expense rate for both the quarter and year-to-date periods reflected higher rent-related costs coupled with a decrease in sales. Higher occupancy costs are primarily attributed to several high-profile location leases entered into recently.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
SG&A	$339	$350	$710		$711
$ Change	$(11)		$(1)	$
% Change	(3.1)%		(0.1)%
SG&A as a percentage of sales	19.9%	19.7%	19.2%		18.9%

The effect of foreign currency fluctuations for the thirteen weeks ended July 29, 2017 was not significant. For the twenty-six weeks ended July 29, 2017, excluding the effect of foreign currency fluctuations, SG&A expense increased by $5 million as compared with the corresponding prior-year period.  Comparing the SG&A expense rate to the prior-year periods, the rate increased by 20 and 30 basis points for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

The higher SG&A expense rate for both the quarter and year-to-date periods, as compared with the corresponding prior-year periods, was driven by the Athletic Stores segment and was primarily related to higher store-related compensation costs.  Wages were higher mainly due to minimum wage increases, as well as related payroll taxes and benefits. As a percentage of sales, store wages and related costs increased due to the decline in sales as we were not able to reduce staffing levels commensurate with the rate of decline in sales.  Our Direct-to-Customers segment’s SG&A expense rate declined for both the quarter and year-to-date periods reflecting increased marketing efforts in order to drive traffic to its websites, offset by a decline in incentive compensation accruals due to the underperformance relative to planned results. Additionally, corporate expense significantly declined during the second quarter and year-to-date periods reflecting primarily reduced incentive compensation expense.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Depreciation and amortization	$42	$39	$83	$78
$ Change	$3		$5
% Change	7.7%		6.4%

Depreciation and amortization increased by $3 million and $5 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods. The increase in depreciation and amortization reflected increased capital spending on store projects, enhancing our digital sites, and various other technologies and infrastructure.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Interest expense	$3	$3	$6	$6
Interest income	(4)	(2)	(7)	(5)
Interest (income) / expense, net	$(1)	$1	$(1)	$1

Interest income increased by $2 million for both the thirteen and twenty-six weeks ended July 29, 2017, as compared with the corresponding prior-year periods, due to higher average interest rates earned on our cash investments.

Income Taxes

The Company recorded income tax provisions of $22 million and $111 million, which represented effective tax rates of 30.9 percent and 32.6 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively. For the thirteen and twenty-six weeks ended July 30, 2016, the Company recorded income tax provisions of $71 million and $178 million, which represented an effective tax rate of 35.9 percent for both periods. The Company’s interim provision for income taxes is measured using an annual effective tax rate adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves were not significant for any of the periods presented.

The Company adopted ASU 2016-09 during the first quarter of 2017 requiring excess tax benefits or deficiencies from share-based compensation to be recorded as a component of the income tax provision, rather than to equity. The excess tax benefits recorded in the thirteen weeks ended July 29, 2017 were not significant. For the twenty-six weeks ended July 29, 2017, the excess tax benefits recognized were $7 million.

For the thirteen and twenty-six weeks ended July 29, 2017, the Company recorded a pension-related litigation charge of $50 million with a related tax benefit of $20 million. This litigation charge reduced the overall effective rate because it reduced the proportion of the Company’s worldwide income taxed in the United States, where the tax rates are the highest.

Excluding the excess tax benefits and the impact of the litigation charge, the effective tax rate for the thirteen and twenty-six weeks ended July 29, 2017 decreased as compared with the corresponding prior-year periods primarily due to a higher proportion of income earned in international jurisdictions with lower tax rates.

The Company currently expects its full-year tax rate to approximate 34 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level of stock option exercise activity and the stock price at exercise. Additionally, the actual tax rate will also vary depending on the level and mix of income earned in the United States, as compared with our international operations.

Net Income

For the thirteen weeks ended July 29, 2017, net income decreased by $76 million, or 60 percent, and diluted earnings per share decreased by 59 percent to $0.39 per share, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 29, 2017, net income decreased by $87 million, or 27 percent, and diluted earnings per share decreased by 25 percent to $1.74 per share, as compared with the corresponding prior-year period.

Segment Information

We have two reportable segments, Athletic Stores and Direct-to-Customers, which are based on our method of internal reporting. We evaluate performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest (income) / expense. The following table summarizes results by segment:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Sales
Athletic Stores	$1,485	$1,576	$3,207	$3,311
Direct-to-Customers	216	204	495	456
	$1,701	$1,780	$3,702	$3,767
Operating Results
Athletic Stores	$109	$193	$350	$470
Direct-to-Customers	20	22	62	60
Division profit	129	215	412	530
Less: Pension litigation charge (1)	50	—	50	—
Less: Corporate expense	7	17	22	36
Operating profit	72	198	340	494
Other income (2)	—	1	1	3
Earnings before interest expense and income taxes	72	199	341	497
Interest (income) / expense, net	(1)	1	(1)	1
Income before income taxes	$73	$198	$342	$496

(1)	Included in the thirteen and twenty-six weeks ended July 29, 2017 is a pre-tax litigation charge of $50 million relating to a pension litigation matter described further in Note 12, Legal Proceedings.
(2)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains and losses associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Sales	$1,485	$1,576	$3,207		$3,311
$ Change	$(91)		$(104)	$
% Change	(5.8)%		(3.1)%
Division profit	$109	$193	$350		$470
Division profit margin	7.3%	12.2%	10.9%		14.2%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales decreased by 5.5 percent and 2.5 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods.  The sales decline for the current quarter and year-to-date periods, excluding the effect of foreign currency fluctuations, was across almost all of our store banners with the exception of our Foot Locker Canada and SIX:02 businesses, which increased sales.

Comparable-store sales decreased by 7.5 percent and 4.2 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods.  The overall decline in comparable-store sales was largely due to a decrease in footwear sales for both the quarter and year-to-date periods. Men’s, women’s and children’s footwear all experienced comparable-store sales declines, with children’s footwear experiencing the largest decline. Accordingly, Kids Foot Locker was the banner most negatively affected. The comparable-sales increase in men’s lifestyle running footwear for both the quarter and year-to-date periods for the majority of our store banners was not enough to compensate for the comparable-store declines in basketball, especially the Jordan brand, and court lifestyle footwear. Women’s court styles mainly contributed to the comparable-store sales decline in women’s footwear both domestically and internationally for the quarter and year-to-date periods. The decline in most of our footwear categories for both the quarter and year-to-date periods was the result of insufficient product availability of certain styles and the lack of product innovation in select categories to suit our customer’s quickly changing style preferences.

The decline in footwear sales was partially offset by gains in apparel sales, as the majority of our store banners experienced apparel sales gains for both the thirteen and twenty-six weeks ended July 29, 2017. Most of our banners benefited from gains in men’s branded and outerwear apparel, which was partially offset by declines in private label and licensed apparel for both the quarter and year-to-date periods. Additionally, women’s apparel performed well for our SIX:02 banner for both the quarter and year-to-date periods, although this was largely driven by increased markdowns. Children’s apparel experienced a comparable-store sales decline for the current quarter, while total sales increased during the period due to an increase in net store openings. For the year-to-date period children’s apparel, both total and comparable-store sales increased as compared to the corresponding prior-year period.

Athletic Stores division profit decreased by 43.5 percent and 25.5 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods. The decline in division profit for both the quarter and year-to-date periods was attributable primarily to a  lower gross margin rate, coupled with a higher SG&A expense rate.

Direct-to-Customers

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Sales	$216	$204	$495	$456
$ Change	$12		$39
% Change	5.9%		8.6%
Division profit	$20	$22	$62	$60
Division profit margin	9.3%	10.8%	12.5%	13.2%

Comparable-sales for the Direct-to-Customers segment increased by 5.4 percent and 9.1 percent for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods.  This reflected our continued growth of ecommerce sales associated with our store-banner websites, both domestically and internationally. Additionally, Eastbay experienced gains during the current quarter and year-to-date periods.

The footwear category continued to deliver the strongest gains during the current quarter and year-to-date periods. The footwear gains related to our domestic store-banner websites for both the quarter and year-to-date periods were driven by strong results in women’s casual styles, children’s footwear and lifestyle running. These gains were partially offset by declines in women’s running, football, and training. The Jordan brand experienced declines during the current quarter, but performed well for the year-to-date period. The footwear gains related to our international store-banner websites for both the quarter and year-to-date periods were primarily driven by men’s and women’s lifestyle running styles.

Direct-to-Customers division profit for the thirteen weeks ended July 29, 2017 decreased by $2 million, as compared with the corresponding prior-year period, and increased by $2 million for the year-to-date period. Division profit, as a percentage of sales, declined 150 basis points and 70 basis points for the thirteen and twenty-six weeks ended July 29, 2017, respectively, as compared with the corresponding prior-year periods. While sales increased, the gross margin rate declined due to increased markdowns due to additional promotional activity and, to a lesser degree, higher shipping and handling expense. Partially offsetting the gross margin decline was an expense rate improvement primarily related to lower incentive compensation expense in light of current performance as compared with our plan.

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in millions)
Corporate expense	$7	$17	$22	$36
$ Change	$(10)		$(14)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $7 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, which remained unchanged  as compared with the corresponding prior-year periods.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense decreased by $9 million and $11 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

The decrease for the thirteen weeks and twenty-six weeks ended July 29, 2017 was primarily due to a decrease in incentive compensation and share-based compensation expense of $10 million as compared with the corresponding prior-year periods, reflecting the Company’s underperformance compared to its plan. This decline was partially offset by increased corporate support costs such as information technology and real estate management. Additionally, the decline for the twenty-six weeks ended July 29, 2017 was due to the prior-year corporate headquarters relocation costs of $4 million.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of July 29, 2017, just under $1.2 billion remained available under the Company’s current share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the second quarter of 2017, in connection with our pension litigation, we recorded a pre-tax charge of $50 million ($30 million after-tax or $0.23 per diluted share). The Company previously recorded a pre-tax charge of $100 million during 2015. This period’s charge reflects the Company’s revised estimate of its exposure for the matter, bringing the total pre-tax amount accrued to $150 million. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by us. The total accrual of $150 million has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation. The pension plan is currently sufficiently funded to initially absorb a $150 million liability and, accordingly, we currently do not anticipate the need to make any pension contributions in the near term in connection with this matter. The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Operating Activities

	Twenty-six weeks ended
	July 29,	July 30,
	2017	2016
	($ in millions)
Net cash provided by operating activities	$251	$385
$ Change	$(134)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense. The decrease from the prior year primarily reflects working capital changes and the decline in net income as compared with the prior year.

Investing Activities

	Twenty-six weeks ended
	July 29,	July 30,
	2017	2016
	($ in millions)
Net cash used in investing activities	$150	$131
$ Change	$19

Capital expenditures were $19 million higher than the prior year. The increase was due to increased spending on corporate technology projects and cash payments related to the 2016 capital program. The Company’s full-year capital spending is expected to be approximately $274 million, which includes $204 million related to the remodeling or relocation of approximately 190 existing stores and the opening of approximately 90 new stores, as well as $70 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

Financing Activities

	Twenty-six weeks ended
	July 29,	July 30,
	2017	2016
	($ in millions)
Net cash used in financing activities	$135	$340
$ Change	$(205)

During the twenty-six weeks ended July 29, 2017, we repurchased 896,100 shares of our common stock for $59 million, as compared with 4,724,691 shares repurchased for $276 million in the corresponding prior-year period. The Company also declared and paid dividends during the first two quarters of 2017 and 2016 of $82 million and $74 million, respectively. This represented quarterly rates of $0.31 and $0.275 per share for 2017 and 2016, respectively. Additionally, we received proceeds from the issuance of common stock in connection with employee stock programs of $10 million and $14 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. Also, during the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company paid $9 million and $6 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. The activity for the twenty-six weeks ended July 29, 2017 also reflected an increase of $1 million relating to treasury stock reissued under the employee stock purchase plan. Included in financing activities for the prior year were fees of $2 million paid in connection with the new credit agreement.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and completed an evaluation as of July 29, 2017 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 29, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended July 29, 2017:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
April 30 - May 27, 2017	200,155	$59.76	200,000	$1,175,348,788
May 28 - July 1, 2017	152,254	58.90	150,000	1,166,512,859
July 2 - July 29, 2017	—	—	—	1,166,512,859
	352,409	$59.39	350,000

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units and restricted stock awards which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)	On February 14, 2017, the Board of Directors approved a 3-year, $1.2 billion share repurchase program extending through January 2020.

Item 6. Exhibits

(a)	Exhibits
The exhibits that are in this report immediately follow the index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2017	FOOT LOCKER, INC.

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