Form 10-Q
period 2017-10-28
FOOT LOCKER, INC.
filed 2017-12-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 28, 2017

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

Number of shares of Common Stock outstanding as of November 24, 2017: 121,205,589

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	October 28,	October 29,	January 28,
	2017	2016	2017
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$890	$865	$1,046
Merchandise inventories	1,313	1,361	1,307
Other current assets	295	291	280
	2,498	2,517	2,633
Property and equipment, net	835	732	765
Deferred taxes	164	171	161
Goodwill	158	156	155
Other intangible assets, net	45	43	42
Other assets	113	75	84
	$3,813	$3,694	$3,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$241	$215	$249
Accrued and other liabilities	326	327	363
Current portion of capital lease obligations	—	1	—
	567	543	612
Long-term debt and obligations under capital leases	126	127	127
Other liabilities	463	391	391
Total liabilities	1,156	1,061	1,130
Shareholders’ equity:
Common stock and paid-in capital: 133,336,171; 174,687,964; and 132,616,087 shares outstanding, respectively	921	1,168	900
Retained earnings	2,467	3,546	2,254
Accumulated other comprehensive loss	(286)	(353)	(363)
Less: Treasury stock at cost: 10,730,582; 42,326,538; and 1,120,466 shares, respectively	(445)	(1,728)	(81)
Total shareholders' equity	2,657	2,633	2,710
	$3,813	$3,694	$3,840

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Sales	$1,870	$1,886	$5,572	$5,653

Cost of sales	1,290	1,246	3,809	3,730
Selling, general and administrative expenses	368	366	1,078	1,077
Depreciation and amortization	44	40	127	118
Litigation and other charges	13	6	63	6
Income from operations	155	228	495	722

Interest (income) / expense, net	—	1	(1)	2
Other income	(1)	—	(2)	(3)
Income before income taxes	156	227	498	723
Income tax expense	54	70	165	248
Net income	$102	$157	$333	$475

Basic earnings per share	$0.81	$1.18	$2.57	$3.53
Weighted-average shares outstanding	126.0	132.9	129.6	134.6

Diluted earnings per share	$0.81	$1.17	$2.55	$3.50
Weighted-average shares outstanding, assuming dilution	126.4	134.0	130.3	135.7

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net income	$102	$157	$333	$475

Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax	(4)	(14)	70	3

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	1	1	4

Available for sale securities:
Unrealized gain on available for sale securities	—	—	1	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $3 and $3 million, respectively, and foreign currency fluctuations	2	3	5	5
Comprehensive income	$100	$147	$410	$488

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Thirty-nine weeks ended
	October 28,	October 29,
	2017	2016 *

From operating activities:
Net income	$333	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	—	6
Depreciation and amortization	127	118
Share-based compensation expense	11	17
Qualified pension plan contributions	(25)	(33)
Change in assets and liabilities:
Merchandise inventories	18	(77)
Accounts payable	(13)	(66)
Accrued and other liabilities	(29)	(3)
Pension litigation accrual	50	—
Other, net	24	40
Net cash provided by operating activities	496	477

From investing activities:
Capital expenditures	(204)	(193)
Net cash used in investing activities	(204)	(193)

From financing activities:
Purchase of treasury shares	(362)	(352)
Dividends paid on common stock	(120)	(111)
Proceeds from exercise of stock options	12	24
Treasury stock reissued under employee stock plan	5	4
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(6)
Payment of revolving credit agreement costs	—	(2)
Net cash used in financing activities	(475)	(443)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	30	4
Net change in cash, cash equivalents, and restricted cash	(153)	(155)
Cash, cash equivalents, and restricted cash at beginning of period	1,073	1,048
Cash, cash equivalents, and restricted cash at end of period	$920	$893

Cash paid during the period:
Interest	$6	$6
Income taxes	$187	$271

See Accompanying Notes to Condensed Consolidated Financial Statements.

* Amounts for the thirty-nine weeks ended October 29, 2016 have been revised from previously reported amounts to reflect the adoption of new accounting standards in the first quarter of 2017. For additional information, see the Recently Adopted Accounting Pronouncements note.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company expects a change in the timing of recognizing gift card breakage, sales relating to shipping and handling for undelivered orders, and a change in timing for the recognition of expenses related to direct-response advertising costs. In addition, we expect a balance sheet reclassification from inventory to other current assets relating to our right to recover products for our sales returns, as well as a change to the accounting for our unredeemed rewards for our loyalty program as a reduction to sales instead of recording the charge to cost of goods sold. Although we are in the process of finalizing the quantification of the effects on the areas discussed above, we currently do not expect the adoption will significantly affect our consolidated statements of operations, financial position or cash flows. The Company expects to adopt the provisions of this standard using the modified retrospective method, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective and will be adopted by the Company for annual reporting periods beginning after December 15, 2017, including interim periods therein. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. Based on deferred tax amounts related to applicable past intercompany transactions and the foreign exchange rates as of October 28, 2017, we expect the adoption will result in an increase in deferred income tax assets of approximately $40 million to $45 million.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017. Amendments relating to accounting for excess tax benefits and deficiencies have been adopted prospectively. For the thirteen and thirty-nine weeks ended October 28, 2017, the Company recorded excess tax benefits related to share-based compensation awards of $2 million and $9 million, respectively, to the income statement, within the income tax provision, whereas such benefits were previously recognized in equity. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefits. This ASU also requires that we present excess tax benefits or deficiencies as operating activities in our condensed consolidated statement of cash flow. As a result of adopting this change retrospectively, we reclassified excess tax benefits of $16 million which were previously classified as cash flows from financing activities to operating activities for the thirty-nine weeks ended October 29, 2016. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions of $6 million, previously classified as cash flows from operating activities, were reclassified to financing activities for the thirty-nine weeks ended October 29, 2016. The Company has made a policy election of recording forfeitures as they occur instead of estimating forfeitures using a modified retrospective approach. The cumulative effect of this change was not significant.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods therein. The Company has adopted this ASU as of the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $28 million as of October 29, 2016 and $27 million as of both January 30, 2016, and January 28, 2017. Please see Note 5, Restricted Cash, for a reconciliation of cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. The Company has two reportable segments, Athletic Stores and Direct-to-Customers. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, reorganization charge, corporate expense, non-operating income, and net interest (income) / expense.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Sales	($ in millions)
Athletic Stores	$1,612	$1,644	$4,819	$4,955
Direct-to-Customers	258	242	753	698
Total sales	$1,870	$1,886	$5,572	$5,653
Operating Results
Athletic Stores (1)	$154	$213	$504	$683
Direct-to-Customers	26	32	88	92
Division profit	180	245	592	775
Less: Pension litigation and reorganization charges (2), (3)	13	—	63	—
Less: Corporate expense	12	17	34	53
Operating profit	155	228	495	722
Interest (income) / expense, net	—	1	(1)	2
Other income (4)	1	—	2	3
Income before income taxes	$156	$227	$498	$723

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Included in the thirteen and thirty-nine weeks ended October 29, 2016 is a $6 million pre-tax non-cash impairment charge to write down long-lived store assets of Runners Point and Sidestep. See Note 3, Litigation and Other Charges for additional information.

(2)	Included in the thirty-nine weeks ended October 28, 2017 is a pre-tax charge of $50 million relating to a pension litigation matter described further in Note 14, Legal Proceedings.
(3)

Included in the thirteen and thirty-nine weeks ended October 28, 2017 is $13 million in pre-tax reorganization costs related to the reduction and reorganization of division and corporate staff that occurred in the third quarter of 2017, described more fully in Note 3, Litigation and Other Charges.

(4)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries, and the changes in fair value, premiums paid, and realized gains and losses associated with foreign currency option contracts.

3. Litigation and Other Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Pension litigation charge	$—	$—	$50	$—
Reorganization costs	13	—	13	—
Impairment of long-lived assets	—	6	—	6
Total litigation and other charges	$13	$6	$63	$6

During the third quarter of 2017, the Company reorganized its organizational structure by adjusting certain divisional responsibilities between our various businesses. As a result of this, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $13 million. The charge consisted primarily of severance payments and benefit continuation costs for approximately 190 associates. The following is a reconciliation of the accrual for the quarter ended October 28, 2017:

	Severance and	Other Related
	Benefit Costs	Charges	Total
	($ in millions)
Balance at January 28, 2017	$—	$—	$—
Amounts charged to expense	11	2	13
Cash payments	(2)	—	(2)
Balance at October 28, 2017	$9	$2	$11

As more fully discussed in Note 14, Legal Proceedings, during the second quarter of 2017 the Company recorded a $50 million pension litigation charge.

Included in the thirteen and thirty-nine weeks ended October 29, 2016 is a non-cash charge of $6 million to write down store fixtures and leasehold improvements related to the Runners Point and Sidestep businesses.

4. Hurricane-Related Costs

Hurricanes Harvey, Irma, and Maria adversely affected the Company’s third quarter of 2017 operations and resulted in the closure of approximately 450 of the Company’s retail stores for varying periods of time. As of October 28, 2017, 22 of these stores remain closed in Puerto Rico. The Company expects to re-open 8 of the remaining stores during the fourth quarter of 2017 and an additional 7 stores during the early part of 2018, dependent on timing of repairs and mall openings. Currently, we do not expect to re-open the balance of the stores.

The Company recorded a $7 million charge associated with its retail stores that were damaged by the hurricanes. This charge was recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 28, 2017. The charge reflects estimated property damages and other costs of $2 million and inventory write-offs of $5 million. The Company is working with its insurance providers to determine if any of the losses can be recovered.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	October 28,	October 29,	January 28,
	2017	2016	2017
	($ in millions)
Cash and cash equivalents	$890	$865	$1,046
Restricted cash included in other current assets	1	—	—
Restricted cash included in other non-current assets	29	28	27
Cash, cash equivalents, and restricted cash	$920	$893	$1,073

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe. In addition, restricted cash reflects deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

6. Goodwill

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

	October 28,	October 29,	January 28,
	2017	2016	2017
	($ in millions)
Athletic Stores	$18	$17	$16
Direct-to-Customers	140	139	139
Total goodwill	$158	$156	$155

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 28, 2017			October 29, 2016			January 28, 2017
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$129	$(117)	$12	$118	$(107)	$11	$116	$(105)	$11
Trademarks / trade names	20	(13)	7	20	(13)	7	20	(13)	7
Favorable leases	7	(6)	1	7	(5)	2	7	(5)	2
	$156	$(136)	$20	$145	$(125)	$20	$143	$(123)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$25			$23			$22
Other intangible assets, net			$45			$43			$42

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the thirty-nine week period ended October, 28 2017, the Company recorded $2 million of lease acquisition additions, primarily related to our European businesses. These additions are being amortized over a weighted-average life of 10 years.  Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Amortization expense	$1	$1	$3	$3

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2017	$1
2018	4
2019	4
2020	3
2021	2
2022	2

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	October 28,	October 29,	January 28,
	2017	2016	2017
	($ in millions)
Foreign currency translation adjustments	$(57)	$(116)	$(127)
Cash flow hedges	2	6	1
Unrecognized pension cost and postretirement benefit	(231)	(243)	(236)
Unrealized loss on available-for-sale security	—	—	(1)
	$(286)	$(353)	$(363)

The changes in AOCL for the thirty-nine weeks ended October 28, 2017 were as follows:

			Items Related
	Foreign Currency		to Pension and	Unrealized Loss on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 28, 2017	$(127)	$1	$(236)	$(1)	$(363)
OCI before reclassification	70	1	(1)	1	71
Reclassified from AOCL	—	—	6	—	6
Other comprehensive income	70	1	5	1	77
Balance as of October 28, 2017	$(57)	$2	$(231)	$—	$(286)

Reclassifications from AOCL for the thirty-nine weeks ended October 28, 2017 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$10
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 12)	9
Income tax benefit	(3)
Net of tax	$6

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments

The Company operates internationally and utilizes certain derivative financial instruments to mitigate its foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a practice of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. The Company monitors the creditworthiness of counterparties throughout the duration of the derivative instrument. Additional information is contained within Note 10, Fair Value Measurements.

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. The amount of such gains or losses that were recognized in earnings during the thirty-nine weeks ended October 28, 2017 was not significant and there were no such gains or losses in the corresponding prior-year period. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

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

The net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges was not significant for the thirteen weeks ended October 28, 2017 and was a $1 million gain for the thirty-nine weeks ended October 28, 2017. At October 28, 2017, a $2 million gain remained in AOCL. For the thirteen and thirty-nine weeks ended October 29, 2016, the net change in fair value was a $1 million and $4 million gain, respectively. The notional value of the foreign exchange contracts designated as hedges outstanding at October 28, 2017 was $138 million, and these contracts mature at various dates through January 2019.

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The net change in fair value was not significant for the thirteen and thirty-nine weeks ended October 28, 2017.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in fair value resulted in income of $1 million for the thirteen weeks ended October 29, 2016, and was not significant for the thirty-nine weeks ended October 29, 2016. The notional value of the foreign exchange contracts not designated as hedges outstanding at October 28, 2017 was $2 million, and these contracts mature in November 2017.

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. No such contracts were outstanding at October 28, 2017.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	October 28,	October 29,	January 28,
($ in millions)	Caption	2017	2016	2017
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$2	$7	$3
Foreign exchange forward contracts	Current liabilities	$1	$—	$3
Non-hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1	$—

10. Fair Value Measurements

The Company’s financial assets recorded at fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of October 28, 2017			As of October 29, 2016			As of January 28, 2017
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$—	$7	$—	$—	$7	$—	$—	$6	$—
Foreign exchange forward contracts	—	2	—	—	8	—	—	3	—
Total Assets	$—	$9	$—	$—	$15	$—	$—	$9	$—
Liabilities
Foreign exchange forward contracts	—	1	—	—	—	—	—	3	—
Total Liabilities	$—	$1	$—	$—	$—	$—	$—	$3	$—

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	October 28,	October 29,	January 28,
	2017	2016	2017
	($ in millions)
Carrying value	$126	$128	$127
Fair value	$145	$150	$148

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and therefore are classified as Level 2. The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

11. Earnings Per Share

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in millions, except per share data)
Net Income	$102	$157	$333	$475

Weighted-average common shares outstanding	126.0	132.9	129.6	134.6
Dilutive effect of potential common shares	0.4	1.1	0.7	1.1
Weighted-average common shares outstanding assuming dilution	126.4	134.0	130.3	135.7

Earnings per share - basic	$0.81	$1.18	$2.57	$3.53
Earnings per share - diluted	$0.81	$1.17	$2.55	$3.50

Anti-dilutive share-based awards excluded from diluted calculation	2.0	0.5	1.6	0.4

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASU 2016-09 during the first quarter of 2017. As a result, excess tax benefits and tax deficiencies are no longer included as assumed proceeds in the calculation of diluted shares outstanding. This change was adopted prospectively.

Contingently issuable shares of 0.4 million and 0.3 million have not been included as the vesting conditions have not been satisfied as of October 28, 2017 and October 29, 2016, respectively. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

12. Pension and Postretirement Plans

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income, which are recognized as part of SG&A expense:

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$4	$4	$12	$12	$—	$—	$—	$—
Interest cost	6	6	19	19	—	1	—	1
Expected return on plan assets	(9)	(9)	(28)	(27)	—	—	—	—
Amortization of net loss (gain)	3	4	10	11	—	(1)	(1)	(2)
Net benefit expense (income)	$4	$5	$13	$15	$—	$—	$(1)	$(1)

During the first quarter of 2017, the Company made a contribution of $25 million to the U.S. qualified plan. The Company continually evaluates the amount and timing of any future contributions. The Company currently does not expect to make any further pension plan contributions during this year. Actual contributions are dependent on several factors, including the outcome of the ongoing U.S. pension litigation. See Note 14, Legal Proceedings, for further information.

13. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$3	$7	$8
Restricted stock and restricted stock units	1	3	4	9
Total share-based compensation expense	$3	$6	$11	$17

Tax benefit recognized	$1	$2	$3	$5

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

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	Stock Option Plans		Stock Purchase Plan
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Weighted-average risk free rate of interest	2.1%	1.4%	0.9%	0.4%
Expected volatility	25%	30%	29%	27%
Weighted-average expected award life (in years)	5.4	5.7	1.0	1.0
Dividend yield	1.9%	1.7%	2.0%	1.7%
Weighted-average fair value	$14.74	$15.71	$10.84	$14.04

The information in the following table covers option activity under the Company’s stock option plans for the thirty-nine weeks ended October 28, 2017:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,806		$42.61
Granted	547		69.58
Exercised	(536)		21.38
Expired or cancelled	(19)		61.01
Options outstanding at October 28, 2017	2,798	6.7	$51.82
Options exercisable at October 28, 2017	1,729	5.4	$42.91
Options available for future grant at October 28, 2017	10,759

The total fair value of options vested as of October 28, 2017 and October 29, 2016 was $8 million and $9 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 28, 2017 was $2 million and $12 million, respectively. The cash received from option exercises for the thirteen and thirty-nine weeks ended October 29, 2016 was $10 million and $24 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Exercised	$5	$19	$20	$45

The total tax benefit realized from option exercises was $2 million and $8 million for the thirteen and thirty-nine weeks ended October 28, 2017. The total tax benefit realized from option exercises was $7 million and $17 million for the corresponding prior-year periods.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for stock options outstanding, outstanding and exercisable, and vested and expected to vest (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	October 28,	October 29,
	2017	2016
	($ in millions)
Outstanding	$5	$78
Outstanding and exercisable	$5	$71
Vested and expected to vest	$5	$78

As of October 28, 2017 there was $7 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.5 years. The following table summarizes information about stock options outstanding and exercisable at October 28, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $24.75	344	2.7	$16.77	344	$16.77
$30.92 to $45.75	787	5.5	38.33	747	38.50
$48.55 to $62.11	704	6.9	61.05	472	61.35
$63.79 to $73.21	963	8.8	68.60	166	64.35
	2,798	6.7	$51.82	1,729	$42.91

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program, and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 361,137 and 678,466 RSU awards outstanding as of October 28, 2017 and October 29, 2016, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirty-nine weeks ended October 28, 2017 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	798		$56.91
Granted	328		63.72
Vested	(286)		49.55
Expired or cancelled	(447)		64.74
Nonvested at October 28, 2017	393	1.5	$59.07
Aggregate value ($ in millions)	$23

The total value of awards for which restrictions lapsed during the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was $14 million and $8 million, respectively. As of October 28, 2017, there was $10 million of total unrecognized compensation cost related to nonvested restricted awards.

14. Legal Proceedings

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

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. During the third quarter of 2015, the trial court ruled that the retirement plan be reformed. As a  result of this development, the Company recorded a charge of $100 million pre-tax ($61 million after-tax) during the third quarter of 2015.

The Company appealed the trial court’s decision, and the judgment was stayed pending the outcome of the appeal process. During the second quarter of 2017, the Second Circuit Court of Appeals affirmed the trial court’s decision. In light of this development, the Company reassessed its estimate of the liability. The Company’s updated reasonable estimate of this liability is a range between $150 million and $260 million. The high end of the range reflects the estimated cost to reform the retirement plan in accordance with the court ruling; however, it excludes any legal fees that may be awarded to plaintiff’s counsel. No amount within that range is more probable than any other amount and therefore, in accordance with U.S. GAAP, the Company recorded a charge of $50 million pre-tax ($30 million after-tax) during the second quarter of 2017, bringing the cumulative amount accrued for this matter to $150 million. The accrual has been classified as a long-term liability. The Company will continue to vigorously defend itself in this case and on November 8, 2017 filed a Petition for Writ of Certiorari with the U.S. Supreme Court. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by the Company.

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

The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. This brand equity has aided our ability to successfully develop and increase our portfolio of complementary retail store formats, such as Lady Foot Locker and Kids Foot Locker, as well as Footlocker.com, part of our direct-to-customer business. Through various marketing channels and experiences, including social, digital, broadcast, and print media, as well as various sports sponsorships and events, we reinforce our image with a consistent message — namely, that we are the destination for premium athletically-inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

Store Count

At October 28, 2017,  we operated 3,349 stores as compared with 3,363 and 3,394 stores at January 28, 2017 and October 29, 2016, respectively.

During the first quarter of 2017, the Company entered into a franchise agreement with Fox-Wizel Ltd, for franchised stores operating in Israel. There are 13 franchised stores operating in Israel as of October 28, 2017. Also, during the second quarter of 2017, the Company terminated its franchise agreement with the third party that operated stores in the Republic of Korea.

A total of 97 franchised stores were operating at October 28, 2017, as compared with 74 and 71 stores at January 28, 2017 and October 29, 2016, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Pre-tax income:
Income before income taxes	$156	$227	$498	$723
Pre-tax amounts excluded from GAAP:
Reorganization costs	13	—	13	—
Pension litigation charge	—	—	50	—
Impairment charge	—	6	—	6
Adjusted income before income taxes (non-GAAP)	$169	$233	$561	$729

After-tax income:
Net income	$102	$157	$333	$475
After-tax adjustments excluded from GAAP:
Reorganization costs, net of income tax benefit of $5 million	8	—	8	—
Pension litigation charge, net of income tax benefit of $20 million	—	—	30	—
Impairment charge, net of income tax benefit of $1 million	—	5	—	5
Tax benefit related to intellectual property reassessment	—	(10)	—	(10)
Adjusted net income (non-GAAP)	$110	$152	$371	$470

Earnings per share:
Diluted EPS	$0.81	$1.17	$2.55	$3.50
Diluted EPS amounts excluded from GAAP:
Reorganization costs	0.06	—	0.06	—
Pension litigation charge	—	—	0.23	—
Impairment charge	—	0.03	—	0.03
Tax benefit related to intellectual property reassessment	—	(0.07)	—	(0.07)
Adjusted diluted EPS (non-GAAP)	$0.87	$1.13	$2.84	$3.46

During the third quarter ended October 28, 2017, the Company reduced and reorganized its division and corporate staff which resulted in a charge of $13 million, $8 million after-tax or $0.06 per share. The substantial majority of the charge is for severance and related costs.

During the second quarter ended July 29, 2017, the Company recorded a charge of $50 million, $30 million after-tax or $0.23 per share, related to pension litigation. Please see Item 1. “Financial Statements,” Note 14, Legal Proceedings for further information on this charge.

In the third quarter of 2016, the Company recorded a $6 million, $5 million after-tax or $0.03 per share, impairment charge associated with underperforming store assets of Runners Point and Sidestep. Also during the third quarter of 2016, the Company’s scheduled triennial reassessment of the value of intellectual property provided to our European business by Foot Locker in the U.S. resulted in a $10 million tax reduction.

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

Sales decreased by $16 million, or 0.8 percent, to $1,870 million for the thirteen weeks ended October 28, 2017, from $1,886 million for the thirteen weeks ended October 29, 2016. For the thirty-nine weeks ended October 28, 2017, sales decreased by 1.4 percent to $5,572 million from sales of $5,653 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, sales decreased by 2.3 and 1.5 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. Comparable-store sales decreased by 3.7 and 2.9 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.  For both periods, this reflected a decline in our Athletic Stores segment, partially offset by an increase in our Direct-to-Customers segment.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Gross margin rate	31.0%	33.9%	31.6%	34.0%
Basis point change in the gross margin rate	(290)		(240)
Components of the change-
Decline in the merchandise margin rate	(200)		(140)
Higher occupancy and buyers' compensation expense rate	(90)		(100)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities. The gross margin rate decreased by 290 and 240 basis points for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

The merchandise margin rate decline for both the quarter and year-to-date periods primarily reflected a higher markdown rate in both our Athletic Stores and Direct-to-Customers segments as the Company was more promotional. Additionally, our Direct-to-Customers segment was also somewhat affected by higher shipping and handling expense. The increased promotional activity was necessary to stimulate sales and ensure that inventory levels remained current and in line with the pace of sales.

The higher occupancy and buyers’ compensation expense rate for both the quarter and year-to-date periods reflected higher rent-related costs coupled with a decrease in sales. Higher occupancy costs are primarily attributed to several high-profile location leases entered into recently, partially offset by rent reductions in certain other stores.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
SG&A	$368	$366	$1,078	$1,077
$ Change	$2		$1	$
% Change	0.5%		0.1%
SG&A as a percentage of sales	19.7%	19.4%	19.3%	19.1%

For the thirteen weeks ended October 28, 2017, excluding the effect of foreign currency fluctuations, SG&A expense decreased by $4 million as compared with the corresponding prior-year period. The effect of foreign currency fluctuations for the thirty-nine weeks ended October 28, 2017 was not significant. Comparing the SG&A expense rate with the prior-year periods, the rate increased by 30 and 20 basis points for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

The higher SG&A expense rate for both the quarter and year-to-date periods, as compared with the corresponding prior-year periods, was driven by the Athletic Stores segment and was primarily related to higher store-related compensation costs and hurricane-related expenses. Wages were higher primarily due to minimum wage increases, as well as related payroll taxes and benefits. As a percentage of sales, store wages and associated costs increased due to the decline in sales as we were not able to reduce staffing levels commensurate with the rate of decline in sales. In addition, included in SG&A was $7 million of hurricane-related expenses, including lost inventory, damage to fixed assets, and repair and maintenance expenses. These hurricane-related expenses negatively affected the SG&A expense rate for the quarter by 40 basis points. Our Direct-to-Customers segment’s SG&A expense rate declined for both the quarter and year-to-date periods reflecting decreased publicity and incentive compensation expenses. Additionally, corporate expense significantly declined during the third quarter and year-to-date periods reflecting primarily reduced incentive compensation expense.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Depreciation and amortization	$44	$40	$127	$118
$ Change	$4		$9
% Change	10.0%		7.6%

Depreciation and amortization increased by $4 million and $9 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods. The increase in depreciation and amortization reflected ongoing capital spending on store projects, enhancing our digital capabilities, and various other technologies and infrastructure.

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Interest expense	$3	$3	$9	$9
Interest income	(3)	(2)	(10)	(7)
Interest (income) / expense, net	$—	$1	$(1)	$2

Interest income increased by $1 million and $3 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods, while interest expense was unchanged. The increase in interest income was due to higher average interest rates earned on our cash investments.

Income Taxes

The Company recorded income tax provisions of $54 million and $165 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, which represented effective tax rates of 34.7 percent and 33.2 percent. For the thirteen and thirty-nine weeks ended October 29, 2016, the Company recorded income tax provisions of $70 million and $248 million, which represented effective tax rates of 30.9 percent and 34.4 percent, respectively.

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

For the thirteen weeks ended October 28, 2017, the Company recorded excess tax benefits of $2 million from stock-based compensation reflecting the change required by ASC 718 as well as a tax benefit of $5 million related to a staff reduction and reorganization charge of $13 million. Additionally, for the thirty-nine weeks ended October 28, 2017, the Company recorded a pension-related litigation charge of $50 million with a related tax benefit of $20 million. The litigation charge and the reorganization costs reduced the overall effective rate because they reduced the proportion of the Company’s worldwide income taxed in jurisdictions where the tax rates are higher.

For the thirteen and thirty-nine weeks ended October 29, 2016, due to a scheduled reassessment the Company increased the value of the intellectual property provided to its European business by Foot Locker in the U.S. The higher valuation resulted in catch-up deductions that reduced 2016’s tax expense by $10 million.

Excluding the effects of the excess tax benefits, the litigation charge, the reorganization costs, and the change in the value of the intellectual property, there was no significant change in the effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2017 as compared with the corresponding prior-year periods.

The Company currently expects its full-year tax rate to approximate 34 percent excluding the effect of any nonrecurring items that may occur and the effects of potential tax reform. The actual tax rate will vary depending on the level of stock option exercise activity and the stock price at exercise. Additionally, the actual tax rate will also vary depending on the level and mix of income earned in the United States, as compared with our international operations.

Net Income

For the thirteen weeks ended October 28, 2017, net income decreased by $55 million, or 35 percent, and diluted earnings per share decreased by 31 percent to $0.81 per share, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 28, 2017, net income decreased by $142 million, or 30 percent, and diluted earnings per share decreased by 27 percent to $2.55 per share, as compared with the corresponding prior-year period.

Segment Information

We have two reportable segments, Athletic Stores and Direct-to-Customers, which are based on our method of internal reporting. We evaluate performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, pension litigation charge, reorganization charge, corporate expense, non-operating income, and net interest (income) / expense. The following table summarizes results by segment:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Sales	($ in millions)
Athletic Stores	$1,612	$1,644	$4,819	$4,955
Direct-to-Customers	258	242	753	698
Total sales	$1,870	$1,886	$5,572	$5,653

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Operating Results	($ in millions)
Athletic Stores (1)	$154	$213	$504	$683
Direct-to-Customers	26	32	88	92
Division profit	180	245	592	775
Less: Pension litigation and reorganization charges (2) (3)	13	—	63	—
Less: Corporate expense	12	17	34	53
Operating profit	155	228	495	722
Other income (4)	1	—	2	3
Earnings before interest expense and income taxes	156	228	497	725
Interest (income) / expense, net	—	1	(1)	2
Income before income taxes	$156	$227	$498	$723

(1)	Included in the thirteen and thirty-nine weeks ended October 29, 2016 is a $6 million pre-tax non-cash impairment charge to write-down long-lived store assets of Runners Point and Sidestep.
(2)	Included in the thirteen and thirty-nine weeks ended October 28, 2017 is a charge of $50 million relating to a pension litigation matter described further in Note 14, Legal Proceedings.
(3)

Included in the thirteen and thirty-nine weeks ended October 28, 2017 is a $13 million pre-tax charge related to the reduction and reorganization of division and corporate staff that occurred in the third quarter of 2017. The substantial majority of the charge is for severance and related costs.

(4)

Other income includes non-operating items, such as lease termination gains, royalty income, insurance recoveries and the changes in fair value, premiums paid, and realized gains and losses associated with foreign currency option contracts.

Athletic Stores

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Sales	$1,612	$1,644	$4,819	$4,955
$ Change	$(32)		$(136)	$
% Change	(1.9)%		(2.7)%
Division profit	$154	$213	$504	$683
Division profit margin	9.6%	13.0%	10.5%	13.8%

Excluding the effect of foreign currency fluctuations, Athletic Stores segment sales decreased by 3.6 percent and 2.8 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods. The sales decline for the current quarter and year-to-date periods, excluding the effect of foreign currency fluctuations, was across almost all store banners, with the exception of Footaction and Foot Locker Canada, which increased sales.

Comparable-store sales decreased by 5.1 percent and 4.5 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. Foot Locker Canada generated positive comparable-store sales for the quarter and year-to-date periods, while Footaction was positive for the third quarter but not the year-to-date period.  All other store banners generated negative comparable-store sales for both periods. The overall decline in comparable-store sales was due to a decrease in footwear sales for both the quarter and year-to-date periods. The footwear sales decline in the quarter was across men’s, women’s, and children’s, whereas the year-to-date decline was related primarily to declines in children’ and men’s footwear. A comparable-sales increase in men’s lifestyle running footwear for both the quarter and year-to-date periods for the majority of our store banners was not enough to compensate for the comparable-store declines in basketball and court lifestyle footwear. The decline in most other footwear categories for both the quarter and year-to-date periods was the result of insufficient product availability of certain styles and the lack of product innovation in select categories to suit our customers’ quickly-changing style preferences. Women’s court styles mainly contributed to the comparable-store sales decline in women’s footwear both domestically and internationally for the quarter. The decline in women’s footwear was most significant in Foot Locker, Lady Foot Locker, and Foot Locker Europe.  Sales of children’s footwear declined for the year-to-date period due primarily by declines in the basketball category.

The decline in footwear sales was partially offset by gains in apparel sales, as the majority of our store banners experienced apparel sales gains for both the thirteen and thirty-nine weeks ended October 28, 2017. Most of our banners benefited from gains in men’s branded apparel and outerwear, which was partially offset by declines in private label and licensed apparel for both the quarter and year-to-date periods. Additionally, women’s apparel performed well for our SIX:02 banner for both the quarter and year-to-date periods, although this was largely driven by increased markdowns. For the quarter and year-to-date periods, children’s apparel experienced both total and comparable-store sales increases as compared to the corresponding prior-year periods.

Athletic Stores division profit decreased by 27.7 percent and 26.2 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods. The decline in division profit margin for both the quarter and year-to-date periods was attributable primarily to a lower gross margin rate, coupled with a higher SG&A expense rate.

Direct-to-Customers

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Sales	$258	$242	$753	$698
$ Change	$16		$55
% Change	6.6%		7.9%
Division profit	$26	$32	$88	$92
Division profit margin	10.1%	13.2%	11.7%	13.2%

Comparable-sales for the Direct-to-Customers segment increased by 6.1 percent and 8.1 percent for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods. The increase in the quarter was driven primarily by Eastbay and the continued growth of ecommerce sales associated with our store-banner websites, both domestically and internationally. The increase for the year-to-date period was primarily related to the growth of our store-banner websites.

The footwear category continued to deliver the strongest gains during the current quarter and year-to-date periods. The footwear gains related to our domestic store-banner websites and Eastbay for both the quarter and year-to-date periods were driven by strong results in the children’s and men’s footwear categories.  For the quarter, the women’s business softened primarily in the running category. Our international store-banner websites for both the quarter and year-to-date periods were primarily driven by sales from men’s and women’s lifestyle running styles.

Direct-to-Customers division profit for the thirteen and thirty-nine weeks ended October 28, 2017 decreased by $6 million and $4 million, respectively, as compared with the corresponding prior-year periods. Division profit, as a percentage of sales, declined by 310 basis points and 150 basis points for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as compared with the corresponding prior-year periods. While sales increased, the gross margin rate declined due to increased markdowns in response to promotional activity in the market and, to a lesser degree, higher shipping and handling expense. Partially offsetting the gross margin decline was an expense rate improvement primarily related to lower publicity costs and incentive compensation expense in light of current performance as compared with our plan.

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	($ in millions)
Corporate expense	$12	$17	$34	$53
$ Change	$(5)		$(19)

Corporate expense consists of unallocated SG&A, as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $11 million for both the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $1 million and $4 million for the thirteen and thirty-nine weeks ended October 28, 2017, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense decreased by $4 million and $15 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

Incentive compensation declined by $4 million and $11 million for the thirteen weeks and thirty-nine weeks ended October 28, 2017, respectively, reflecting the Company’s underperformance compared to its plan. Share-based compensation declined by $3 million and $6 million for the thirteen weeks and thirty-nine weeks ended October 28, 2017, respectively, which primarily represented the portion of share-based compensation that is tied to Company performance. Additionally, the decline for the thirty-nine weeks ended October 28, 2017 was due to the prior-year corporate headquarters relocation costs of $4 million. These decreases were partially offset by a $2 million litigation settlement charge recorded during the third quarter of 2017 and increased corporate support costs such as information technology and real estate management.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of October 28, 2017, approximately $863 million remained available under the Company’s current $1.2 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the second quarter of 2017, in connection with our pension litigation, we recorded a pre-tax charge of $50 million ($30 million after-tax or $0.23 per diluted share). The Company previously recorded a pre-tax charge of $100 million during 2015. The second quarter 2017 charge reflects the Company’s revised estimate of its exposure for the matter, bringing the total pre-tax amount accrued to $150 million. In light of the uncertainties involved in this matter, there is no assurance that the ultimate resolution will not differ from the amount currently accrued by us. The total accrual of $150 million has been classified as a long-term liability due to the uncertainty involved with the resolution of this litigation, as the appeal process may be lengthy. The pension plan is currently sufficiently funded to initially absorb a $150 million liability and, accordingly, we currently do not anticipate the need to make any pension contributions in the near term in connection with this matter. The timing and the amount of contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Operating Activities

	Thirty-nine weeks ended
	October 28,	October 29,
	2017	2016
	($ in millions)
Net cash provided by operating activities	$496	$477
$ Change	$19

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense. The increase from the prior year primarily reflects working capital changes, partially offset by the decline in net income as compared with the prior year.

Investing Activities

	Thirty-nine weeks ended
	October 28,	October 29,
	2017	2016
	($ in millions)
Net cash used in investing activities	$204	$193
$ Change	$11

Capital expenditures were $11 million higher than the prior year. The increase was due to increased spending on technology projects and cash payments related to the 2016 capital program. The Company’s full-year capital spending is expected to be approximately $269 million, which includes $198 million related to the remodeling or relocation of approximately 180 existing stores and the opening of approximately 90 new stores, as well as $71 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

Financing Activities

	Thirty-nine weeks ended
	October 28,	October 29,
	2017	2016
	($ in millions)
Net cash used in financing activities	$475	$443
$ Change	$32

During the thirty-nine weeks ended October 28, 2017, we repurchased 9,589,660 shares of our common stock for $362 million, as compared with 5,874,643 shares repurchased for $352 million in the corresponding prior-year period.

The Company also declared and paid dividends during the first three quarters of 2017 and 2016 of $120 million and $111 million, respectively. This represented quarterly rates of $0.31 and $0.275 per share for 2017 and 2016, respectively.

Additionally, we received proceeds from the issuance of common stock in connection with employee stock programs of $17 million and $28 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. Also, during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company paid $10 million and $6 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards.

Included in the prior year’s financing activities were fees of $2 million paid in connection with the 2016 Credit Agreement.

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

Item 4. Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 28, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended October 28, 2017:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
July 30 - Aug. 26, 2017	3,002,574	$35.17	3,000,000	$1,061,038,524
Aug. 27 - Sept. 30, 2017	4,788,800	35.34	4,788,760	891,816,280
Oct. 1 - Oct. 28, 2017	904,800	31.85	904,800	862,996,130
	8,696,174	$34.92	8,693,560

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units and restricted stock awards which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

Date: December 6, 2017	FOOT LOCKER, INC.

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