Form 10-K
period 2018-02-03
FOOT LOCKER, INC.
filed 2018-03-29
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of March 26, 2018:	118,115,818

The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 29, 2017, was approximately:

$4,504,950,585*

*

For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the Registrant are deemed to be affiliates of the Registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the Registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 23, 2018: Parts III and IV.

FOOT LOCKER, INC.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel. As of February 3, 2018, the Company operated 3,310 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in the United States, Canada, Europe, Australia, and New Zealand. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The service marks, trade names, and trademarks appearing in this report (except for Nike, Jordan, adidas, and Puma) are owned by Foot Locker, Inc. or its subsidiaries.

Employees

The Company and its consolidated subsidiaries had 15,141 full-time and 34,068 part-time employees as of February 3, 2018. The Company considers employee relations to be satisfactory.

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

Our ability to successfully implement and execute our long-range plan is dependent on many factors. Our strategies may require significant capital investment and management attention. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store designs, competition, product differentiation, the ability to attract and retain qualified personnel, and our ability to successfully implement technological initiatives. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet shareholder expectations, particularly with respect to sales, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

The retail athletic footwear and apparel business is highly competitive.

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and Internet retailers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, customer experience, reputation, store location, advertising, and price. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors, and entry of new competitors or expansion of existing competitors into our markets, could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell an increasing proportion of our merchandise via the Internet, a significantly faster shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the Internet could have a material adverse effect on our business results. In addition, all of our significant suppliers operate retail stores and distribute products directly through the Internet and others may follow. Should this continue to occur, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and athletic apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is dependent to a significant degree upon our ability to obtain exclusive product and the ability to purchase brand-name merchandise at competitive prices from a limited number of suppliers. In addition, we have negotiated volume discounts, cooperative advertising, and markdown allowances with our suppliers, as well as the ability to cancel orders and return excess or unneeded merchandise. We cannot be certain that such terms with our suppliers will continue in the future.

We purchased approximately 93 percent of our merchandise in 2017 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 67 percent of all merchandise purchased in 2017 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike: they individually purchased 44 to 73 percent of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts of such merchandise to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions as well as the closure of certain mall anchor tenants.

Several large landlords dominate the ownership of prime malls and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of their financial condition or our relationships with these landlords could negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

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

A significant portion of our sales and operating income for 2017 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly our earnings in Canada, Australia, and New Zealand may be affected by the value of currencies when translated into U.S. dollars. Except for our business in the United Kingdom (the “U.K”),  our international subsidiaries conduct most of their business in their local currency. Inventory purchases for our U.K. business are denominated in euros, which could result in foreign currency transaction gains or losses.

Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

Significant developments stemming from the U.K.’s decision to withdraw from the European Union could have a material adverse effect on the Company.

The U.K. has voted in favor of leaving the European Union (“E.U.”), and such withdrawal (commonly referred to as “Brexit”) is scheduled to take effect over the next two years. This decision has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for several years. The pending withdrawal and its possible future consequences have caused and may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect the Company's operating results and growth prospects.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, results of operations and financial condition.

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related effects on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products.

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

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement in place until May 19, 2021, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities. Other than insignificant amounts used for standby letters of credit, we do not have any borrowings under our credit facility.

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

At February 3, 2018, our cash and cash equivalents totaled $849 million. The majority of our investments were short-term deposits in highly-rated banking institutions. As of February 3, 2018, $669 million of our cash and cash equivalents were held in foreign jurisdictions, almost half of which was held in U.S. dollars. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 3, 2018, all of the investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $639 million at February 3, 2018. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

If our long-lived assets, goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets, goodwill and other intangible assets when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment if impairment indicators arise and, at a minimum, annually. As of February 3, 2018, we had $160 million of goodwill; this asset is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, goodwill, and other intangible assets and could result in future impairment charges, which would adversely affect our results of operations.

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

Changes in tax laws and interpretations may affect our earnings negatively.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act includes a number of changes in existing tax law affecting businesses including, among other things, a reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, disallowance of certain deductions that had previously been allowed, limitations on interest deductions, alteration of the expensing of capital expenditures, adoption of a territorial tax system, assessment of a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introduction of certain anti-base erosion provisions.

In the fourth quarter of 2017, we recognized a provisional net tax expense of $99 million associated with the Tax Act; however, the ultimate effect on our financial condition and results of operations in 2018 and future years remains uncertain and may differ materially from our expectations due to the issuance of technical guidance regarding elements of the Tax Act and changes in interpretations and assumptions we have made with respect to the Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. As such, there may be material adverse effects resulting from the Tax Act that we have not yet identified.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

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

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites and mobile sites and their related support systems, computer viruses, cybersecurity risks, telecommunications failures, denial of service attacks, and similar disruptions. Also, we will require additional capital in the future to sustain or grow our digital commerce business.  Risks related to digital commerce include those associated with credit card fraud, the need to keep pace with rapid technological change, governmental regulation, and legal uncertainties with respect to Internet regulatory compliance. If any of these risks materialize, it could have a material adverse effect on our business.

Privacy and data security concerns and regulation could result in additional costs and liabilities.

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation or breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position and cash flows. Additionally, the E.U. adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which will become fully effective in May 2018. The GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4 percent of worldwide revenue. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

The technology enablement of omni-channel in our business is complex and involves the development of a new digital platform and a new order management system in order to enhance the complete customer experience.

We continue to invest in initiatives designed to deliver a high-quality, coordinated shopping experience online, in-stores, and on mobile devices, which requires substantial investment in technology, information systems, and employee training, as well as significant management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, software, and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives.

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

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime and sick pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act (“ACA”), unemployment tax rates, workers’ compensation rates, European works council requirements, and union organization. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime and sick pay, paid leaves of absence and mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. At this time, there is uncertainty concerning whether the ACA will be repealed or what requirements will be included in a new law, if enacted.  Complying with any new legislation and/or reversing changes implemented under the ACA could be time-intensive and expensive, and may affect our business.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively affect our business.

There has been an increasing focus and significant debate on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as-yet unspecified array of environmental matters. Legislative, regulatory, or other efforts to combat climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are currently unable to predict the potential effects that any such future environmental initiatives may have on our business.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively affect our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs, such as health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in various litigation matters, including class actions, which arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for the Athletic Stores segment at the end of 2017 were approximately 13.30 and 7.71 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Australia, and New Zealand.

We currently operate five distribution centers, of which two are owned and three are leased, occupying an aggregate of 2.9 million square feet. Three distribution centers are located in the United States, one in Germany, and one in the Netherlands. The location in Germany serves as the central warehouse distribution center for the Runners Point and Sidestep stores and their direct-to-customer business. We also own a cross-dock and manufacturing facility, and operate a leased warehouse in the United States, both of which support our Team Edition apparel business. The lease for our leased distribution center in Germany expires during 2019 and the Company is currently negotiating a lease extension for this facility.

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

Item 4A.  Executive Officers of the Registrant

The following table provides information with respect to all persons serving as executive officers as of March 29, 2018, including business experience for the last five years.

Chairman, President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Executive Officer — North America	Stephen D. Jacobs
Executive Vice President and Chief Executive Officer — International	Lewis P. Kimble
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Executive Vice President and Chief Information and Customer Connectivity Officer	Pawan Verma
Senior Vice President and Chief Human Resources Officer	Paulette R. Alviti
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President — Strategy and Store Development	W. Scott Martin
Vice President, Treasurer	John A. Maurer

Richard A. Johnson, age 60, has served as Chairman of the Board since May 2016 and President and Chief Executive Officer since December 2014. Mr. Johnson previously served as Executive Vice President and Chief Operating Officer from May 2012 through November 2014. He served as Executive Vice President and Group President from July 2011 to May 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Stephen D. Jacobs, age 55, has served as Executive Vice President and Chief Executive Officer-North America since February 2016. He previously served as Executive Vice President and Chief Executive Officer Foot Locker North America from December 2014 through February 2016 and President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from July 2011 to November 2014.

Lewis P. Kimble, age 59,  has served as Executive Vice President and Chief Executive Officer-International since February 2016. Mr. Kimble previously served as President and Chief Executive Officer of Foot Locker Europe from February 2010 to February 2016.

Lauren B. Peters, age 56, has served as Executive Vice President and Chief Financial Officer since July 2011.

Pawan Verma, age 41, has served as Executive Vice President, Chief Information and Customer Connectivity Officer since October 2017 and as Senior Vice President and Chief Information Officer from August 2015 to September 2017. From February 2013 to July 2015, Mr. Verma served in various technology leadership roles at Target Corporation ranging from enterprise architecture, e-commerce, mobile and digital, with his most recent role at Target as Vice President - Digital Technology and API Platforms.

Paulette R. Alviti, age 47, has served as Senior Vice President and Chief Human Resources Officer since June 2013. From March 2010 to May 2013, Ms. Alviti served in various roles at PepsiCo, Inc., with her most recent role as Senior Vice President and Chief Human Resources Asia, Middle East, Africa.

Giovanna Cipriano, age 48, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 58, has served as Senior Vice President, General Counsel and Secretary since June 2014. She previously served as Vice President, Associate General Counsel and Assistant Secretary from May 2007 to May 2014.

W. Scott Martin, age 50, has served as Senior Vice President - Strategy and Store Development since October 2017 and as Senior Vice President — Real Estate from June 2016 to September 2017. Mr. Martin previously served as Vice President, Store Development – Asia Pacific with Gap Inc. from June 2014 to June 2016. Prior to that role, he served in various roles at Starbucks Coffee Company: Director, Strategy Development, China, Asia Pacific and Emerging Brands (July 2013 to July 2014); Director, Global Store Development (June 2007 to July 2013).

John A. Maurer, age 58, has served as Vice President, Treasurer since September 2006.  In addition to this role, he also served as the Vice President of Investors Relations from February 2011 through March 2018.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 3, 2018, the Company had 13,244 shareholders of record owning 119,829,023 common shares.

The following table provides the intra-day high and low sales prices for the Company’s common stock for the periods indicated below:

	2017		2016
	High	Low	High	Low
1st Quarter	$77.86	$65.88	$69.65	$58.17
2nd Quarter	77.71	44.59	62.45	50.90
3rd Quarter	51.29	29.89	69.61	56.80
4th Quarter	53.17	28.42	79.43	65.39

During each of the quarters of 2017, the Company declared a dividend of $0.31 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 20, 2018, the Board of Directors declared a quarterly dividend of $0.345 per share to be paid on May 4, 2018. This dividend represents an 11 percent increase over the previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Oct. 29 - Nov. 25, 2017	1,500,000	$30.96	1,500,000	$816,552,335
Nov. 26 - Dec. 30, 2017	1,333,433	43.87	1,323,930	758,463,867
Dec. 31 - Feb. 3, 2018	—	—	—	758,463,867
	2,833,433	$37.04	2,823,930

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)

On February 14, 2017, the Board of Directors approved a 3-year, $1.2 billion share repurchase program extending through January 2020. Through February 3, 2018, 12 million shares of common stock were purchased under this program, for an aggregate cost of $442 million.

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

Indexed Share Price Performance
$250
$200
$150
$100
2/2/2013
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
Foot Locker, Inc.
S&P 500 Index
S&P 500 Specialty Retailing Index

	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Foot Locker, Inc.	$100.00	$114.24	$160.33	$206.69	$211.63	$154.65
S&P 500 Index	$100.00	$120.29	$137.39	$136.47	$164.93	$202.57
S&P 500 Specialty Retailing Index	$100.00	$118.15	$157.66	$170.76	$183.70	$226.17

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2017 (1)	2016	2015	2014	2013
Summary of Operations	(in millions, except per share amounts)
Sales	$7,782	7,766	7,412	7,151	6,505
Gross margin	2,456	2,636	2,505	2,374	2,133
Selling, general and administrative expenses	1,501	1,472	1,415	1,426	1,334
Depreciation and amortization	173	158	148	139	133
Litigation and other charges	211	6	105	4	2
Interest (income) / expense, net	(2)	2	4	5	5
Other income	(5)	(6)	(4)	(9)	(4)
Net income	284	664	541	520	429
Per Common Share Data
Basic earnings	2.23	4.95	3.89	3.61	2.89
Diluted earnings	2.22	4.91	3.84	3.56	2.85
Common stock dividends declared per share	1.24	1.10	1.00	0.88	0.80
Weighted-average Common Shares Outstanding
Basic earnings	127.2	134.0	139.1	143.9	148.4
Diluted earnings	127.9	135.1	140.8	146.0	150.5
Financial Condition
Cash, cash equivalents, and short-term investments	$849	1,046	1,021	967	867
Merchandise inventories	1,278	1,307	1,285	1,250	1,220
Property and equipment, net	866	765	661	620	590
Total assets	3,961	3,840	3,775	3,577	3,487
Long-term debt and obligations under capital leases	125	127	130	134	139
Total shareholders’ equity	2,519	2,710	2,553	2,496	2,496
Financial Ratios
Sales per average gross square foot (2)	$495	515	504	490	460
SG&A as a percentage of sales	19.3%	19.0	19.1	19.9	20.5
Net income margin	3.6%	8.6	7.3	7.3	6.6
Adjusted net income margin (3)	6.6%	8.4	8.2	7.3	6.6
Earnings before interest and taxes (EBIT) (3)	$576	1,006	841	814	668
EBIT margin (3)	7.4%	13.0	11.3	11.4	10.3
Adjusted EBIT (3)	$762	1,012	946	816	676
Adjusted EBIT margin (3)	9.9%	13.0	12.8	11.4	10.4
Return on assets (ROA)	7.3%	17.4	14.7	14.7	12.5
Return on invested capital (ROIC) (3)	11.0%	15.1	15.8	15.0	14.1
Net debt capitalization percent (3), (4)	54.4%	48.5	47.4	43.4	42.5
Current ratio	4.1	4.3	3.7	3.5	3.8
Other Data
Capital expenditures	$274	266	228	190	206
Number of stores at year end	3,310	3,363	3,383	3,423	3,473
Total selling square footage at year end (in millions)	7.71	7.63	7.58	7.48	7.47
Total gross square footage at year end (in millions)	13.30	13.12	12.92	12.73	12.71

(1)	2017 represents the 53 weeks ended February 3, 2018.
(2)

Calculated as Athletic Store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2017 amount has been calculated excluding the sales of the 53rd week.

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

Business Overview

Foot Locker, Inc., through its subsidiaries, operates in two reportable segments — Athletic Stores and Direct-to-Customers. The Athletic Stores segment is one of the largest athletic footwear and apparel retailers in the world, with formats that include Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, Runners Point, Sidestep, and SIX:02. The Direct-to-Customers segment includes Footlocker.com, Inc. and other affiliates, including Eastbay, Inc., and our international e-commerce businesses, which sell to customers through their Internet and mobile sites and catalogs.

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

Store Profile

						Square Footage
	January 28,			February 3,	Relocations/	(in thousands)
	2017	Opened	Closed	2018	Remodels	Selling	Gross
Foot Locker U.S.	948	4	42	910	44	2,430	4,225
Foot Locker Europe	622	24	10	636	47	957	2,071
Foot Locker Canada	119	1	9	111	6	264	431
Foot Locker Asia Pacific	95	5	2	98	9	140	230
Kids Foot Locker	411	39	14	436	25	747	1,285
Lady Foot Locker	124	—	39	85	—	115	195
Champs Sports	545	4	8	541	23	1,934	2,994
Footaction	261	13	14	260	21	829	1,374
Runners Point	122	1	5	118	—	150	258
Sidestep	86	—	3	83	8	76	131
SIX:02	30	3	1	32	—	65	109
Total	3,363	94	147	3,310	183	7,707	13,303

Athletic Stores

We operated 3,310 stores in the Athletic Stores segment as of the end of 2017. The following is a brief description of the Athletic Stores segment’s operating businesses:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all of our consumer touchpoints (stores, websites, mobile apps, social media), Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position – from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events and highly targeted and personalized experiences in local markets. Foot Locker’s 1,755 stores are located in 24 countries including 910 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 111 in Canada, 636 in Europe, and a combined 98 in Australia and New Zealand. Our domestic stores have an average of 2,700 selling square feet and our international stores have an average of 1,600 selling square feet.

Kids Foot Locker — Kids Foot Locker offers the largest selection of brand-name athletic footwear, apparel and accessories for children. Our stores, websites and social media channels feature products, content and experiences geared toward youth sneaker culture. Of our 436 stores, 375 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 40 in Europe, 19 in Canada, and a combined 2 in Australia and New Zealand. These stores have an average of 1,700 selling square feet.

Lady Foot Locker — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 85 stores that are located in the United States and Puerto Rico. These stores have an average of 1,400 selling square feet.

Champs Sports —  Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of our 541 stores, 512 are located throughout the United States, Puerto Rico, and the U.S. Virgin Islands and 29 in Canada. The Champs Sports stores have an average of 3,600 selling square feet.

Footaction — Footaction is a North American athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style, with a focus on authentic, premium product. The primary consumer is a style-obsessed, confident, influential young male who is always dressed to impress. Of our 260 stores, 258 are located throughout the United States and Puerto Rico and 2 are in Canada. The Footaction stores have an average of 3,200 selling square feet.

Runners Point — Runners Point specializes in running footwear, apparel, and equipment for both performance and lifestyle purposes. This banner offers athletically inspired premium products and personalized service. Runners Point also caters to local running communities providing technical products, training tips and access to local running and group events, while also serving their lifestyle running needs. Our 118 stores are located in Germany, Austria, and Switzerland. Runners Point stores have an average of 1,300 selling square feet.

Sidestep — Sidestep is a predominantly athletic fashion footwear banner. Our 83 stores are located in Germany, Austria, the Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion forward consumer. Sidestep stores have an average of 900 selling square feet.

SIX:02 — SIX:02 is for women who want to look and feel great both at the gym and in everyday life. This banner provides stylish casual and fitness looks for women on the go. SIX:02 is unique in the market place because of the ability to feature both footwear and apparel assortments across many brands – from traditional athletic brands, such as Nike, adidas and Puma – to new up-and-coming brands. Whether she is working out, going out or just hanging out, SIX:02 has an expansive selection of apparel, footwear, and accessories to choose from. SIX:02 operates 32 stores in the United States and have an average of 2,000 selling square feet.

Direct-to-Customers

Our Direct-to-Customers segment is multi-branded and sells directly to customers through Internet and mobile sites and catalogs. The Direct-to-Customers segment operates the websites for eastbay.com, final-score.com, and eastbayteamsales.com. Additionally, this segment includes the websites, both desktop and mobile, aligned with the brand names of our store banners (footlocker.com, ladyfootlocker.com, six02.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu, footlocker.au, runnerspoint.com, and sidestep-shoes.com). These sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between e-commerce and physical stores.

Eastbay — Eastbay is among the largest direct marketers in the United States, providing serious high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports.

Franchise Operations

The Company operates franchised Foot Locker stores located within the Middle East, as well as franchised stores in Germany under the Runners Point banner. In addition, we entered into a franchise agreement during 2017 with Fox-Wizel Ltd for franchised stores operating in Israel. Also during 2017, we terminated our franchise agreement with the third party that operated stores in the Republic of Korea.

A total of 112 franchised stores were operating at February 3, 2018,  14 were operating in Germany and 98 were operating in the Middle East, of which 25 are in Israel.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation (“Tax Act”) that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. corporate income tax rate from 35 percent to 21 percent as well as provisions that limit or eliminate various deductions or credits. The legislation also results in certain U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a new tax on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits.

In response to the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 which provides guidance to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation is incomplete, the guidance allows us to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the effect of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the new U.S. tax legislation is not complete, we have made reasonable estimates for some provisions and recognized a $99 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings and a change in our permanent reinvestment assertion.  The remeasurement of our deferred tax assets and liabilities was not significant. The 2017 charge for these provisions reflects our best estimate based on information currently available and our current interpretation of the Tax Act.

The Tax Act includes a provision effective in 2018, to tax global intangible low-taxed income ("GILTI") of the Company’s foreign subsidiaries. Under generally accepted accounting principles (“GAAP”), we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. Due to the complexity of the new GILTI rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP and we have not yet elected an accounting policy.

As of the date of this Form 10-K, we are continuing to evaluate the accounting for this legislation. We continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, the IRS or other standard-setting bodies. Additionally, we continue to analyze other information. Accordingly, we may record additional provisional amounts or adjustments to provisional amounts. Any subsequent adjustments will be recorded to tax expense in the quarter when the analysis is complete. See Critical Accounting Policies within this item and Note 17,  Income Taxes in “Item 8. Consolidated Financial Statements and Supplementary Data” for further details on U.S. tax reform.

Reconciliation of Non-GAAP Measures

In addition to reporting the Company’s financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as sales excluding 53rd week, Earnings Before Interest and Taxes (“EBIT”), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, Return on Invested Capital (“ROIC”), free cash flow, and net debt capitalization. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of our core business or which affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives.

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

Fiscal year 2017 represents the fifty-three weeks ended February 3, 2018. Accordingly, certain non-GAAP results have also been adjusted to exclude the effects of the 53rd week to assist in comparability.

We estimate the tax effect of the non-GAAP adjustments by applying a marginal rate to each of the respective items. The income tax items represent the discrete amount that affected the period.

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

	2017	2016	2015
	($ in millions)
Sales	$7,782	$7,766	$7,412
53rd week	95	—	—
Sales excluding 53rd week (non-GAAP)	$7,687	$7,766	$7,412

Pre-tax income:
Income before income taxes	$578	$1,004	$837
Pre-tax adjustments excluded from GAAP:
Litigation and other charges (1)	211	6	105
53rd week	(25)	—	—
Adjusted income before income taxes (non-GAAP)	$764	$1,010	$942

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$578	$1,004	$837
Interest (income) / expense, net	(2)	2	4
EBIT	$576	$1,006	$841

Adjusted income before income taxes	$764	$1,010	$942
Interest (income) / expense, net	(2)	2	4
Adjusted EBIT	$762	$1,012	$946

EBIT margin %	7.4%	13.0%	11.3%
Adjusted EBIT margin %	9.9%	13.0%	12.8%

	2017	2016	2015
	($ in millions, except per share amounts)
After-tax income:
Net income	$284	$664	$541
After-tax adjustments excluded from GAAP:
Litigation and other charges, net of income tax benefit of $78, $1, and $40 million, respectively (1)	133	5	65
U.S. tax reform (2)	99	—	—
Income tax valuation allowances (3)	8	—	—
Tax expense related to French tax rate change (4)	2	2	—
Tax benefit related to enacted change in foreign branch currency regulations (5)	—	(9)	—
Tax benefit related to intellectual property reassessment (6)	—	(10)	—
53rd week, net of income tax expense of $9 million	(16)	—	—
Adjusted net income (non-GAAP)	$510	$652	$606

Earnings per share:
Diluted EPS	$2.22	$4.91	$3.84
Diluted EPS amounts excluded from GAAP:
Litigation and other charges (1)	1.02	0.03	0.45
U.S. tax reform (2)	0.78	—	—
Income tax valuation allowances (3)	0.07	—	—
Tax expense related to French tax rate change (4)	0.02	0.02	—
Tax benefit related to enacted change in foreign branch currency regulations (5)	—	(0.07)	—
Tax benefit related to intellectual property reassessment (6)	—	(0.07)	—
53rd week	(0.12)	—	—
Adjusted diluted EPS (non-GAAP)	$3.99	$4.82	$4.29

Net income margin %	3.6%	8.6%	7.3%
Adjusted net income margin %	6.6%	8.4%	8.2%

(1)

Litigation and other charges for 2017 includes a pension litigation charge ($178 million, or $111 million after-tax), severance and related costs ($13 million, or $8 million after-tax), and non-cash impairment charges ($20 million, or $14 million after-tax). The 2016 amount represents non-cash impairment charges of $6 million, or $5 million after-tax. The 2015 amount includes a charge of $100 million related to the pension litigation ($61 million after-tax) and non-cash impairment charges of $5 million ($4 million after-tax).

Pension litigation - The Company recorded pre-tax charges of $50 million and $128 million in connection with its U.S. retirement plan litigation during the second and fourth quarters of 2017, respectively. The Company had previously recorded a pre-tax charge for $100 million during 2015. These charges reflect the Company’s revised estimate of its exposure for this matter, bringing the total pre-tax amount accrued to $278 million. The Company has exhausted all of its legal remedies and will reform the pension plan as required by the court rulings.

Severance and related costs – The Company recorded a pre-tax charge of $13 million during the third quarter of 2017 associated with the reorganization and the reduction of staff taken to improve efficiency.

Impairment charges – The Company recognized pre-tax non-cash impairment charges totaling $20 million during the fourth quarter of 2017. These charges were associated with our SIX:02, Runners Point, and Sidestep businesses and primarily represented the write-down of store fixtures and leasehold improvements. The 2016 and 2015 amounts related to Runners Point and Sidestep.

(2)

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. The recognized charge was based on current interpretation of the tax law changes and includes a $99 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. The effect of remeasurement of our deferred tax assets and liabilities was not significant. Our accounting for the new legislation is not complete and we have made reasonable estimates for some tax provisions. We exclude the discrete U.S. tax reform effect from our Adjusted diluted EPS as it does not reflect our ongoing tax obligations under U.S. tax reform.

(3)

During the fourth quarter of 2017, the Company determined that certain valuation allowances should be established against deferred tax assets associated with the Runners Point and Sidestep stores and e-commerce businesses.

(4)	During the fourth quarters of 2017 and 2016, the Company recognized tax expense of $2 million in both periods in connection to two separate tax rate reductions in France.
(5)

In the fourth quarter of 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987, which required us to change our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. This change resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $9 million.

(6)

During the third quarter of 2016, we performed a scheduled reassessment of the value of the intellectual property provided to our European business by Foot Locker in the U.S. during the fourth quarter of 2012. The new, higher valuation resulted in catch-up deductions that reduced tax expense by $10 million.

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

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also represented below. ROA decreased to 7.3 percent as compared to 17.4 percent in the prior year, with the decline primarily due to litigation and other charges recorded during 2017, as well as a provisional charge of $99 million relating to tax reform as discussed earlier in this section.

Our ROIC decreased to 11.0 percent in 2017, as compared to 15.1 percent in the prior year. Average invested capital increased compared with the prior year and earnings declined, which resulted in the overall decrease in ROIC. Average invested capital increased as a result of the effect of opening larger stores, as well as signing certain high-profile leases with longer lease terms. The earnings decline is more fully discussed on the following pages.

	2017	2016	2015
ROA (1)	7.3%	17.4%	14.7%
ROIC %	11.0%	15.1%	15.8%

(1)	Represents net income of $284 million, $664 million, and $541 million divided by average total assets of $3,901 million, $3,808 million, and $3,676 million for 2017, 2016, and 2015, respectively.

Calculation of ROIC:

	2017	2016	2015
	($ in millions)
Adjusted EBIT	$762	$1,012	$946
+ Rent expense	735	690	640
- Estimated depreciation on capitalized operating leases (1)	(593)	(552)	(498)
Adjusted net operating profit	904	1,150	1,088
- Adjusted income tax expense (2)	(304)	(409)	(391)
= Adjusted return after taxes (3)	$600	$741	$697
Average total assets	$3,901	$3,808	$3,676
- Average cash and cash equivalents	(948)	(1,034)	(994)
- Average non-interest bearing current liabilities	(614)	(656)	(697)
- Average merchandise inventories	(1,293)	(1,296)	(1,268)
+ Average estimated asset base of capitalized operating leases (1)	2,978	2,687	2,346
+ 13-month average merchandise inventories	1,413	1,388	1,337
= Average invested capital	$5,437	$4,897	$4,400
ROIC %	11.0%	15.1%	15.8%

(1)

The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 2.5 percent to 14.5 percent, which represents our incremental borrowing rate at inception of the lease. The capitalized operating leases and related income statement amounts disclosed above do not reflect the requirements of Accounting Standards Update 2016-02, Leases.

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

	Long-term
	Objectives	2017	2016	2015
Sales ($ in millions)	$10,000	$7,782	$7,766	$7,412
Sales per gross square foot	$600	$495	$515	$504
Adjusted net income margin %	8.5%	6.6%	8.4%	8.2%
Adjusted EBIT margin %	12.5%	9.9%	13.0%	12.8%
ROIC %	17.0%	11.0%	15.1%	15.8%

Highlights of our 2017 financial performance include:

•	Despite a challenging retail year, the Company remained highly profitable and our financial position is strong. We are well positioned for the future.
•

Total sales increased 0.2 percent to a record $7,782 million, with the 53rd week contributing $95 million of sales. Footwear sales represented 82 percent of total sales for all periods presented. The overall comparable-sales gains of 6.9 percent in our Direct-to-Customer segment was not enough to offset the declines experienced by our Athletic Store Segment, which experienced a comparable-store sales decline of 4.7 percent.

	2017	2016	2015
Sales increase	0.2%	4.8%	3.6%
Comparable-store sales (decrease) / increase	(3.1)%	4.3%	8.5%

•

Sales of the Direct-to-Customers segment increased by 8.5 percent to $1,109 million, compared with $1,022 million in 2016 and increased 110 basis points as a percentage of total sales to 14.3 percent. The direct business has been steadily increasing as a percentage of total sales over the last several years, led by the continued growth and expansion into new geographies of our store banners’ e-commerce businesses.

•

Gross margin, as a percentage of sales, decreased by 230 basis points to 31.6 percent in 2017. The decline was primarily driven by a decrease in our merchandise margin rate, reflecting a higher markdown rate as compared with the prior year. The 53rd week contributed an improvement to the gross margin rate of 20 basis points.

•

SG&A expenses were 19.3 percent of sales, an increase of 30 basis points as compared with the prior year, and primarily reflected store wage pressures. The 53rd week did not significantly affect the SG&A expense rate.

•

EBIT margin was 7.4 percent and our adjusted EBIT margin was 9.9 percent in 2017. As compared with the prior year, the decline in the adjusted EBIT margin from 13.0 percent to 9.9 percent reflected lower pre-tax income, which was primarily due to lower gross margin and higher SG&A expenses described above.

•

Net income was $284 million, or $2.22 diluted earnings per share, a decrease of 54.8 percent from the prior-year period. Adjusted net income was $510 million, or $3.99 diluted earnings per share, a decline of 17.2 percent from the corresponding non-GAAP prior-year period.

•	Net income margin decreased to 3.6 percent as compared with 8.6 percent in the prior year. Our adjusted net income margin declined to 6.6 percent in 2017 as compared to 8.4 percent in the prior year.

Highlights of our financial position for the period ended February 3, 2018 include:

•	We ended the year in a strong financial position. At year end, we had $724 million of cash and cash equivalents, net of debt. Cash and cash equivalents at February 3, 2018 were $849 million.
•

Net cash provided by operating activities was $813 million, representing a $31 million decrease over last year, related to the earnings decline partially offset by substantial working capital improvements.

•

Cash capital expenditures during 2017 totaled $274 million and were primarily directed to the remodeling or relocation of 183 stores, the build-out of 94 new stores, as well as other technology and infrastructure projects.

•

During 2017 we returned significant amounts of cash to our shareholders. Dividends totaling $157 million were declared and paid during 2017, and 12.4 million shares were repurchased under our share repurchase program at a cost of $467 million.

Summary of Consolidated Statements of Operations

	2017	2016	2015
	(in millions, except per share data)
Sales	$7,782	$7,766	$7,412
Gross margin	2,456	2,636	2,505
Selling, general and administrative expenses	1,501	1,472	1,415
Depreciation and amortization	173	158	148
Interest (income) / expense, net	(2)	2	4
Net income	$284	$664	$541
Diluted earnings per share	$2.22	$4.91	$3.84

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable-store sales also includes the sales of the Direct-to-Customers segment. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations. Comparable-store sales for 2017 does not include the sales from the 53rd week.

Sales of $7,782 million in 2017 increased by 0.2 percent from sales of $7,766 million in 2016. Results from 2017 include the effect of the 53rd week, which represented sales of $95 million. Excluding the effect of foreign currency fluctuations, sales declined 0.5 percent as compared with 2016.  Comparable-store sales declined 3.1 percent during 2017 as compared with 2016. Sales of $7,766 million in 2016 increased by 4.8 percent from sales of $7,412 million in 2015, this represented a comparable-store sales increase of 4.3 percent. Excluding the effect of foreign currency fluctuations, sales increased 5.2 percent as compared with 2015.

Gross Margin

	2017	2016	2015
Gross margin rate	31.6%	33.9%	33.8%
Basis point (decrease) / increase in the gross margin rate	(230)	10
Components of the change-
Merchandise margin rate (decline) / improvement	(160)	20
Higher occupancy and buyers' compensation expense rate	(70)	(10)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate decreased to 31.6 percent in 2017 as compared to 33.9 percent in the prior year. The decline in the merchandise margin rate in 2017 primarily reflects a higher markdown rate in both our Athletic Stores and Direct-to-Customer segments. The higher markdowns were the result of a more promotional environment and were necessary to ensure merchandise inventory remained current and in line with the sales trend. Although to a lesser degree, a decline in our shipping and handling revenue also negatively affected the merchandise margin for the Direct-to-Customer segment. The decline in the gross margin rate also reflects an increase in the occupancy and buyers’ compensation rate as compared to 2016. Rent-related costs continued to increase while our sales were relatively flat. The increase in rent-related costs was primarily driven by recently entering into leases for high-profile locations.

Gross margin in 2016 improved 10 basis points to 33.9 percent as compared with 2015. The improvement was driven by a lower markdown rate, primarily in our Athletic Stores segment, due to an increase in full-priced selling. This improvement was partially offset by increased promotional activity within our Direct-to-Customers segment. The change in the gross margin rate also reflected an increase in the occupancy and buyers’ compensation rate compared to 2015. This pressured our gross margin rate as certain high-profile locations were closed for remodeling for all or part of 2016, which increased the occupancy expense rate since these locations were not generating sales while incurring tenancy costs.

Selling, General and Administrative Expenses (SG&A)

	2017	2016	2015
	($ in millions)
SG&A	$1,501	$1,472	$1,415
$ Change	$29	$57
% Change	2.0%	4.0%
SG&A as a percentage of sales	19.3%	19.0%	19.1%

SG&A increased by $29 million and 2.0 percent in 2017, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 30 basis points as compared with 2016. Excluding the effect of foreign currency fluctuations, SG&A increased by $16 million compared to the prior year. The 53rd week contributed $16 million of additional expenses, however as a percent of sales the SG&A rate remained unchanged at 19.3 percent.

The rise in the SG&A expense rate during 2017 primarily relates to the Athletic Stores segment, partially offset by a decline in the Direct-to-Customers segment’s SG&A rate. The Athletic Stores segment reflected an increase in store-related compensation costs as a result of increased minimum wage levels. Additionally, we incurred higher expenses related to wages, such as payroll taxes and benefits. These increases in the SG&A expense rate were partially offset by declines in incentive compensation and marketing related costs.

SG&A increased by $57 million in 2016 as compared with 2015. As a percentage of sales, the SG&A rate in 2016 decreased by 10 basis points as compared with 2015, which reflected diligent expense management specifically in store wages by our Athletic Stores segment and was partially offset by increased marketing costs incurred by our Direct-to-Customers segment in order to drive traffic to its websites.

Depreciation and Amortization

	2017	2016	2015
	($ in millions)
Depreciation and amortization	$173	$158	$148
$ Change	$15	$10
% Change	9.5%	6.8%

Depreciation and amortization increased $15 million in 2017 as compared with 2016.  Excluding the effect of foreign currency fluctuations, depreciation and amortization increased $13 million as compared with the prior year. The increases in both 2017 and 2016 reflect a rise in capital spending on store improvements, the enhancement of our digital sites, and various other technologies and infrastructure. The increase in 2016 as compared with 2015 also reflected capital spending on our relocated corporate headquarters.

Litigation and Other Charges

Litigation and other charges recorded totaled $211 million, $6 million, and $105 million for 2017, 2016, and 2015, respectively.

Related to our pension litigation, we recorded charges totaling $178 million during 2017. We previously recorded a $100 million pension litigation charge during 2015.  These charges relate to a class action in which the plaintiffs alleged that the Company failed to properly disclose the effects of the 1996 conversion of the U.S. retirement plan to a defined benefit plan with a cash balance formula. In February 2018, the Company’s Petition for Writ of Certiorari with the U.S. Supreme Court was denied. Accordingly, the Company must reform the pension plan consistent with the trial court’s order. The Company has estimated that the cost of plan reformation is $278 million as of February 3, 2018 based upon our current understanding of the court order. This amount will increase with interest until paid, as required by the provisions of the required plan reformation. The Company is currently formulating the actions and steps necessary to reform the plan.

During 2017, we reduced and reorganized our division and corporate staff which resulted in a charge of $13 million. The substantial majority of the charge was for severance and related costs.

Impairment charges recorded during 2017 totaled $20 million. The charges related to the write-down of store fixtures and leasehold improvements of our SIX:02, Runners Point, and Sidestep stores. During 2016 and 2015, we also recorded non-cash impairment charges totaling $6 million and $4 million, respectively, relating to the write down of store fixtures and leasehold improvements for our Runners Point and Sidestep stores. Also during 2015, we recorded a non-cash impairment charge totaling $1 million to fully write down the value of an e-commerce trade name.

Interest (Income) / Expense, Net

	2017	2016	2015
	($ in millions)
Interest expense	$12	$11	$11
Interest income	(14)	(9)	(7)
Interest (income) / expense, net	$(2)	$2	$4
Weighted-average interest rate (excluding fees)	7.3%	7.2%	7.2%

The changes during 2017 and 2016 primarily relate to the amounts earned as interest income. Interest income increased by $5 million in 2017 as compared with 2016, and increased $2 million in 2016 as compared with 2015. The increase for both periods primarily represented increased income due to higher average interest rates on our cash investments. We did not have any short-term borrowings, other than small amounts related to capital leases, for any of the periods presented.

Income Taxes

Our effective tax rate for 2017 was 50.8 percent, as compared with 33.9 percent in 2016. The increase was primarily attributable to the Tax Act. We recorded a provisional tax of $99 million for the mandatory deemed repatriation of historical foreign sourced net earnings and related items. The tax effect of the remeasurement of our deferred tax assets and liabilities was not significant. Also contributing to the increased rate was tax expense of $8 million related to the establishment of certain valuation allowances against the deferred tax assets associated with Runners Point, Sidestep, and their respective e-commerce businesses. In both 2017 and 2016 we recorded tax expense of $2 million for two separate tax rate reductions in France. Partially offsetting these increases were $9 million in excess tax benefits reflecting the change required by ASC 718 adopted during 2017.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The effective tax rate, for both 2017 and 2016, includes reserve releases totaling $1 million due to audit settlements and lapses of statutes of limitations.

In the fourth quarter of 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987, which required us to change our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. This change resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $9 million.  Also during 2016, we performed a scheduled reassessment of the value of the intellectual property provided to our European business by Foot Locker in the U.S. during the fourth quarter of 2012. The new, higher valuation resulted in catch-up deductions that reduced tax expense by $10 million.

Excluding the provisional repatriation and related items, the establishment of valuation allowances, the effects of excess tax benefits, the effect of the charges recorded during 2017, the IP valuation catch-up deductions in 2016, and the effect of Section 987 Regulations on 2016, the effective tax rate for 2017 decreased as compared with 2016, primarily due to the partial year benefit of the federal income tax rate reduction as well as mix of income.

The effective tax rate for 2016 was 33.9 percent, as compared with 35.4 percent in 2015. Excluding the reserve releases, the effects of the IP valuation catch-up deductions, the French rate change, the effect of Section 987 Regulations, and the pension litigation charge in 2015, the effective tax rate for 2016 decreased slightly as compared with 2015, primarily due to the mix of income as well as current year tax benefit related to the higher IP valuation.

Segment Information

As of February 3, 2018, we had two reportable segments, Athletic Stores and Direct-to-Customers, which were based on our method of internal reporting. We evaluate performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, pension litigation and reorganization charges, corporate expense, non-operating income, and net interest (income) / expense. Effective as of the beginning of fiscal year 2018, the Company will report one reportable segment based upon the change in our method of internal reporting.

	2017	2016	2015
Sales	($ in millions)
Athletic Stores	$6,673	$6,744	$6,468
Direct-to-Customers	1,109	1,022	944
	$7,782	$7,766	$7,412
Operating Results
Athletic Stores	$675	$927	$872
Direct-to-Customers	135	143	142
Division profit	810	1,070	1,014
Less: Pension litigation and reorganization charges	191	—	100
Less: Corporate expense	48	70	77
Operating profit	571	1,000	837
Other income	5	6	4
Earnings before interest expense and income taxes	576	1,006	841
Interest (income) / expense, net	(2)	2	4
Income before income taxes	$578	$1,004	$837

Athletic Stores	2017	2016	2015
	($ in millions)
Sales	$6,673	$6,744	$6,468
$ Change	$(71)	$276
% Change	(1.1)%	4.3%
Division profit	$675	$927	$872
Division profit margin	10.1%	13.7%	13.5%

2017 compared with 2016

Excluding the effect of foreign currency fluctuations, sales from our Athletic Stores segment decreased by 1.9 percent. The sales decline during 2017, excluding the effect of foreign currency fluctuations, was across almost all of our store banners. The Company experienced declines in sales of footwear and accessories, partially offset by a gain in apparel sales.

Comparable-store sales decreased by 4.7 percent during 2017, as compared with the corresponding prior-year period.  The overall decline in comparable-store sales was primarily driven by a decrease in footwear sales. The decline in footwear sales reflected a lack of depth and variety of innovative new product at the premium end of the athletic footwear market to suit our customers’ quickly-changing style preferences. Children’s and women’s footwear sales were the major contributors to the comparable-store declines in footwear, although men’s footwear also experienced a modest comparable-store decline. Women’s court styles primarily contributed to the comparable-store decline in women’s footwear, particularly in Foot Locker, Lady Foot Locker, and Foot Locker Europe. The comparable store-sales decrease in children’s footwear mostly reflected declines in the basketball category. All of our store banners, with the exception of Foot Locker Canada, experienced declines in men’s footwear. Gains in men’s lifestyle running shoes were not enough to compensate for the comparable-store sales declines in basketball and court lifestyle footwear, again due to insufficient product depth.

The comparable-store sales increase in apparel as compared to the prior year was across almost all of our store banners, with gains experienced across all genders. The gain in men’s apparel sales was driven by strong results in branded outerwear partially offset by declines in sales of private label and licensed apparel.

Included in our 2017 division profit was a non-cash impairment charge of $20 million related to the write-down of primarily store fixtures and leasehold improvements.  SIX:02 recorded a charge of $16 million and our Runners Point and Sidestep stores recorded a charge of $4 million.  The effect of the impairment charges decreased the division profit rate by 30 basis points.  Most of the remaining decline in the division profit rate was related to a decrease in the merchandise margin rate reflecting higher markdowns coupled with an increase in the SG&A rate. The division profit decline was most pronounced in our European business. The 53rd week did not have a significant effect on the overall division profit rate.

2016 compared with 2015

Excluding the effect of foreign currency fluctuations, sales from our Athletic Stores segment increased by 4.7 percent. Of the total increase, 69 percent was generated by our domestic businesses, with almost all banners contributing to the growth. Champs Sports produced the best domestic performance, while internationally the increase was driven by our Foot Locker Europe operations. Partially offsetting these increases were declines in our Lady Foot Locker and our Runners Point and Sidestep banners. The Lady Foot Locker sales decline primarily represented the effect of store closures. The Runners Point and Sidestep banners continued to experience sales declines during 2016 as a result of assortment and traffic challenges. During 2016, we continued our focus on improving these banners by better diversifying and refining our product offerings, along with providing a more elevated in-store experience. During 2015 and 2016, we began broadening the assortment in the Runners Point stores beyond performance running to include more lifestyle running products, while the Sidestep stores shifted to lifestyle and casual footwear.

Comparable-store sales increased by 3.6 percent as compared with 2015. Footwear sales continued to be the primary contributor to our sales growth during 2016 and reflected strong gains across men’s, children’s, and women’s footwear categories. Our children’s footwear business had a very successful year, experiencing comparable-store gains across almost all of our store banners, led by sales from Champs Sports and Kids Foot Locker. During 2016, we opened 45 new Kids Foot Locker stores, 16 of which are in Europe or Canada. The addition of these stores reflected our expectation that the momentum of our children’s business would continue. Within footwear, lifestyle running was the strongest category, while our basketball business slightly declined for the year.

Our apparel sales also generated positive results during 2016. This category was led primarily by gains in branded and private-label apparel sales at Champs Sports. Foot Locker Europe’s apparel sales also increased during 2016 and was driven by sales of men’s branded apparel.

Division profit, as a percentage of sales, increased 20 basis points as compared with 2015. During 2016, a $6 million non-cash impairment charge was recorded to write down the value of store fixtures and leasehold improvements for 116 Runners Point and Sidestep stores. Excluding the effect of the impairment charge, division profit, as a percentage of sales, increased 30 basis points as compared with 2015. The division profit rate improvement reflected an improved merchandise margin rate due to a lower markdown rate coupled with diligent expense management.

Direct-to-Customers	2017	2016	2015
	($ in millions)
Sales	$1,109	$1,022	$944
$ Change	$87	$78
% Change	8.5%	8.3%
Division profit	$135	$143	$142
Division profit margin	12.2%	14.0%	15.0%

2017 compared with 2016

Comparable-sales for the Direct-to-Customers segment increased 6.9 percent as compared with the prior year. The comparable-sales gain primarily reflected growth in our domestic and international store-banner e-commerce businesses coupled with an increase in our Eastbay business. Internationally, we continued to expand the geographies that we serve in 2017, including most notably launching our e-commerce business in Australia.

The footwear category, across men’s, women’s and children’s, was the main driver for the overall comparable-sales gains experienced for this segment. Combined, apparel and accessories sales increased modestly. The men’s and women’s lifestyle running category and men’s basketball styles primarily drove the increase in footwear sales.  Additionally, the children’s footwear category contributed to the overall increase.

Direct-to-Customers division profit, as a percent of sales, declined 180 basis points as compared with the prior year. Although sales increased during the year, the gross margin rate declined as a result of increased markdowns due to a more promotional sales environment, including additional free shipping offers that reduced our shipping and handling revenue and thereby deteriorated our gross margin. The gross margin rate decline was partially offset by an expense rate improvement relating to lower marketing costs and incentive compensation.

2016 compared with 2015

Comparable-sales for the Direct-to-Customers segment increased 8.8 percent as compared with 2015. Our domestic and international store-banner websites continued to represent the majority of the overall growth in sales, which was partially offset by declines in the Eastbay, Runners Point, and Sidestep e-commerce businesses. The overall increase in sales was led by our footwear category. Consistent with our Athletic Stores segment, footwear sales increased in men’s, women’s, and children’s. The positive sales increase in men’s footwear was primarily driven by strong gains by the Jordan brand. The increase in women’s footwear was driven by casual styles.

Direct-to-Customers division profit, as a percent of sales, declined 100 basis points as compared with 2015. The decline in the division profit rate reflected increased spending in marketing-related costs, which was incurred in order to drive traffic to our websites. Also contributing to the decline in the division profit rate was a decrease in the gross margin rate as a result of greater promotional activity by our domestic e-commerce business, especially Eastbay.

Corporate Expense

	2017	2016	2015
	($ in millions)
Corporate expense	$48	$70	$77
$ Change	$(22)	$(7)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $16 million, $14 million, and $11 million in 2017,  2016, and 2015, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $4 million in 2017, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense decreased by $18 million as compared to 2016. This was primarily due to a $13 million decline in incentive compensation, which reflects the Company’s underperformance relative to its plan. Share-based compensation declined by $7 million and is also primarily related to the portion of share-based compensation that is tied directly to the Company’s performance. Additionally, the decline in corporate expense also reflects a decrease of $4 million relating to the prior-year corporate headquarters relocation costs. These decreases were partially offset by a $2 million litigation charge, increased corporate support costs, such as information technology and real estate management, and increased depreciation and amortization expense.  The effect of the 53rd week on corporate expense was not significant.

Corporate expense decreased by $7 million in 2016 as compared with 2015. The annual adjustment of the allocation of corporate expense to the operating divisions reduced corporate expense by $9 million. This was partially offset by an increase of $3 million in depreciation and amortization included in corporate expense. During 2016, we also incurred $4 million of expenses related to our corporate headquarters relocation within New York City, as compared with $3 million spent during 2015. The remaining change primarily reflected lower incentive compensation expense in 2016.

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

As of February 3, 2018, we had $849 million of cash and cash equivalents, of which $669 million was held in foreign jurisdictions. After accounting for the deemed repatriation tax required by the Tax Act, our offshore cash can be repatriated without significant additional U.S. income tax cost. In connection with the Tax Act, the Company recorded a $99 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings and related items. The tax for the mandatory deemed repatriation is payable over an 8 year period beginning with 2017, 8 percent is payable for years 1 to 5, 15 percent in year 6, 20 percent in year 7, and 25 percent in the final year.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of February 3, 2018, approximately $758 million remained available under our current $1.2 billion share repurchase program.

On February 20, 2018, the Board of Directors declared a quarterly dividend of $0.345 per share to be paid on May 4, 2018, representing an 11 percent increase over the previous quarterly per share amount.

As discussed further in the Legal Proceedings note under “Item 8. Financial Statements and Supplementary Data,” during 2017, in connection with our pension litigation, we recorded pre-tax charges of $178 million. The accrued amount as of February 3, 2018 was $278 million and is classified as a long-term liability. The Company has exhausted all legal remedies and will reform the pension plan. The Company will be working with the plaintiffs’ counsel and the court on the specific steps needed to implement the trial court’s judgment. During the fourth quarter of 2017, we deposited $150 million into a qualified settlement fund, classified as restricted cash. This settlement fund will be used for future pension contributions and plaintiffs’ legal costs related to the pension plan reformation. Also, the Company expects to make a $128 million contribution to the pension plan during 2018. The timing and the amount of actual contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect our ability to continue to fund our liquidity needs from business operations.

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. In 2017 and 2016, we purchased approximately 93 percent and 91 percent, respectively, of our merchandise from our top five suppliers and expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 67 percent in 2017 and 68 percent in 2016 was purchased from one supplier — Nike, Inc.

Planned capital expenditures in 2018 are $229 million and lease acquisition costs related to our operations in Europe are $1 million. Capital expenditures reflect $124 million dedicated to elevating our in-store experience through continued relocation and remodels in major cities and key markets. It also includes the remodeling and expansion of over 100 existing stores, as well as the planned opening of approximately 40 stores, primarily related to the continued expansion of Foot Locker in Europe and our entry into Asia in a limited number of locations.

Planned spending for 2018 also includes $105 million for digital and other investments, including enhancements to our mobile and web platforms, the global roll-out of our new point-of-sale software, expanding data analytics capabilities, and supply chain initiatives. We have the ability to revise and reschedule much of the anticipated capital expenditure program, should our financial position require it.

Free Cash Flow (non-GAAP measure)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of our financial strength and our ability to generate cash. We define free cash flow as net cash provided by operating activities less capital expenditures (which is classified as an investing activity). We believe the presentation of free cash flow is relevant and useful for investors because it allows investors to evaluate the cash generated from underlying operations in a manner similar to the method used by management. Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP, and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following table presents a reconciliation of net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

	2017	2016	2015
	($ in millions)
Net cash provided by operating activities	$813	$844	$791
Capital expenditures	(274)	(266)	(228)
Free cash flow	$539	$578	$563

Operating Activities

	2017	2016	2015
	($ in millions)
Net cash provided by operating activities	$813	$844	$791
$ Change	$(31)	$53

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, deferred income taxes, share-based compensation expense and related tax benefits. The decline in 2017 primarily reflects the decrease in net income partially offset by working capital improvements.

During 2017, we contributed $25 million to our U.S. qualified pension plan. We contributed $33 million to our U.S. qualified pension plan and $3 million to our Canadian qualified pension plan in 2016. During 2015, we contributed $4 million to the U.S. qualified pension plan. The amounts and timing of pension contributions are dependent on several factors, including asset performance. Cash paid for income taxes was $237 million, $341 million, and $283 million for 2017,  2016, and 2015, respectively.

Investing Activities

	2017	2016	2015
	($ in millions)
Net cash used in investing activities	$289	$266	$230
$ Change	$23	$36

Capital expenditures in 2017 were $274 million, an increase of $8 million as compared with the prior year. The increase was due to increased spending on technology projects and cash payments related to the prior year capital program.  During 2017, we completed the remodeling or relocation of 183 existing stores and opened 94 new stores. As of the end of fiscal 2017, approximately 40 percent of our Foot Locker, Champs Sports, and Footaction stores have been remodeled to their respective new store formats. Capital expenditures in 2016 were $266 million, primarily related to the remodeling or relocation of 218 existing stores, and the build-out of 96 new stores. The increase in 2016 as compared with 2015 primarily related to our corporate headquarters build out and two new flagship stores.

The Company invested $15 million in a privately-held company during 2017, which was accounted for as a cost method investment.

During the third quarter of 2015, we completed an asset acquisition for $2 million involving 10 previously franchised Runners Point and Sidestep stores in Switzerland.

Financing Activities

	2017	2016	2015
	($ in millions)
Net cash used in financing activities	$616	$556	$500
$ Change	$60	$56

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

	2017	2016	2015
	($ in millions)
Share repurchases	$467	$432	$419
Dividends paid on common stock	157	147	139
Total returned to shareholders	$624	$579	$558

During 2017,  2016, and 2015, we repurchased 12,413,590 shares, 6,984,643 shares, and 6,693,100 shares of our common stock under our share repurchase programs, respectively. Additionally, the Company declared and paid dividends representing a quarterly rate of $0.31, $0.275, and $0.25 per share in 2017, 2016, and 2015, respectively. During 2017, 2016 and 2015, we paid $10 million, $7 million and $9 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $18 million, $33 million, and $69 million for 2017, 2016, and 2015, respectively.

During 2016, we paid fees of $2 million in connection with the credit agreement, see below for further details. During 2016 and 2015, we made payments relating to capital lease obligations of $1 million and $2 million, respectively. These obligations were recorded in connection with the acquisition of the Runners Point Group.

Capital Structure

On May 19, 2016, we entered into a credit agreement with our banks (“2016 Credit Agreement”). The 2016 Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021. During the term of the 2016 Credit Agreement, we may also increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at our option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.125 percent to 1.375 percent depending on availability under the 2016 Credit Agreement. In addition, we are paying a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

The 2016 Credit Agreement provides for a security interest in certain of our domestic store assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. We are not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months. We do not currently expect to borrow under the facility in 2018, other than amounts used to support standby letters of credit.

Credit Rating

As of March 29, 2018, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

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

	2017	2016
	($ in millions)
Long-term debt and obligations under capital leases	$125	$127
Present value of operating leases	3,729	3,469
Total debt including the present value of operating leases	3,854	3,596
Less:
Cash and cash equivalents	849	1,046
Total net debt including the present value of operating leases	3,005	2,550
Shareholders’ equity	2,519	2,710
Total capitalization	$5,524	$5,260
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases	54.4%	48.5%

Including the present value of operating leases, net debt capitalization percent increased 590 basis points in 2017, primarily reflecting the effect of new high-profile leases and ongoing lease renewals coupled with foreign exchange fluctuations. Also contributing to the net capitalization increase during 2017 was a $197 million decline in our cash and cash equivalents, which primarily reflected the $150 million deposit to a qualified settlement fund in connection with the pension litigation matter.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at February 3, 2018:

		Payments Due by Fiscal Period
Contractual Cash					2023 and
Obligations	Total	2018	2019-2020	2021-2022	Beyond
	($ in millions)
Long-term debt (1)	$162	$11	$22	$129	$—
Operating leases (2)	4,680	678	1,231	1,050	1,721
Other long-term liabilities (3)	217	145	14	20	38
Total contractual cash obligations	$5,059	$834	$1,267	$1,199	$1,759

(1)

The amounts presented above represent the contractual maturities of our long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $7 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

(3)

Other liabilities in the Consolidated Balance Sheet at February 3, 2018 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table includes the 2018 scheduled contribution of $128 million to our U.S. qualified pension plan. However, it does not include any amounts that will be paid from the $150 million qualified settlement fund as the timing and amount are not presently known. With regards to amounts payable related to the Tax Act, we have included $89 million in the table above but we have excluded other payments totaling $10 million, as the timing is not determinable at this time. Other than these liabilities, other amounts (including our unrecognized tax benefits of $44 million) have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. Remaining amounts for which the timing is known have not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.

		Payments Due by Fiscal Period
Other Commercial					2023 and
Commitments	Total	2018	2019-2020	2021-2022	Beyond
	($ in millions)
Purchase commitments (1)	$2,130	$2,130	$—	$—	$—
Other (2)	44	21	22	1	—
Total other commercial commitments	$2,174	$2,151	$22	$1	$—

(1)

Represents open purchase orders, as well as other commitments for merchandise purchases, at February 3, 2018. We are obligated under the terms of purchase orders; however, we are generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences.

(2)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of February 3, 2018 are described in the table under Contractual Obligations and Commitments on the preceding page and with additional information in the Leases note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

We have not entered into any transactions with unconsolidated entities that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity.  Also, our financial policies prohibit the use of derivatives for which there is no underlying exposure.

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

Impairment of Long-Lived Tangible Assets and Goodwill

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

During 2017 and 2016, we conducted impairment reviews of the Runners Point and Sidestep store-level assets, which resulted in non-cash impairment charges of $4 million and $6 million, respectively. Also during 2017, we recorded a $16 million non-cash impairment charge related to our SIX:02 business.

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

The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step — to evaluate goodwill of a reporting unit for impairment — is only required if the carrying value of that reporting unit exceeds its estimated fair value. We use a discounted cash flow approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

In 2017, we elected to perform the first step of the two-step impairment analysis in connection with our annual review. This analysis concluded that the fair value of all of the reporting units substantially exceeded their carrying values. In 2015 and 2016, we elected to perform our review of goodwill using a qualitative approach, and no reporting units were evaluated using the two-step impairment method and based on that assessment we concluded that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and that there are no reporting units at risk of impairment.

Legal Contingencies

We are exposed to various legal proceedings and claims arising in the ordinary course of business. We record a liability when a loss is probable and the amount of loss can be reasonably estimated. The accrual is recorded based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. In 2017, we recorded pre-tax charges of $178 million related to the pension plan litigation. We previously recorded a pre-tax charge of $100 million related to this matter in 2015.

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

Long-Term Rate of Return

The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2017 pension expense was 5.8 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2017 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

Discount Rate

An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of our Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2017 benefit obligations related to our pension and postretirement plans was 3.7 percent.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at February 3, 2018 by approximately $32 million and $35 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2017 pension expense or postretirement income.

Trend Rate

We maintain two postretirement medical plans, one covering certain executive officers and key employees (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a one percent change in the assumed health care cost trend rate would change this plan’s accumulated benefit obligation by approximately $3 million and $2 million, depending on if the change was an increase or decrease, respectively.

With respect to the postretirement medical plan covering all other associates, there is limited risk to us for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

Mortality Assumptions

In 2017, the mortality table used to determine the U.S. pension obligations was updated to the modified RP-2017 mortality table with generational projection using modified MP-2017 for both males and females and terminated vested participants. The mortality table was updated as the Company’s actual experience more closely matched the RP-2017 than the previous table. In 2016, the mortality table used to determine the pension obligation was the RP-2000 mortality table with generational projection using scale AA for both males and females. This table was also used to value the Canadian pension obligations for 2017 and 2016.

For the SERP Medical Plan, the mortality assumption used to value the 2017 obligation was updated to the RPH-2017 table with generational projection using MP-2017, while in the prior year the obligation was valued using the RPH-2016 table with generational projection using MP-2016, which represents the most recent study from the Society of Actuaries.

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

A one percent change in the overall statutory tax rate for 2017 would have resulted in a change of $1 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

The Tax Act significantly changes how the U.S. taxes corporations. It requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the law and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the law will be applied or otherwise administered that is different from our interpretation underlying our income tax accruals. As we complete our analysis of the Tax Act, collect data and prepare the necessary calculations, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially affect our provision for income taxes in the period in which the adjustments are made.

Excluding the effect of any nonrecurring items that may occur, we expect the 2018 effective tax rate to approximate 27.5 percent. The actual tax rate will vary if the level of stock option exercise activity and the stock price at the vesting or exercise date differs from our expectations. Additionally, the tax rate will also depend on the level and mix of income earned in the United States, as compared with our international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by us during the year ended February 3, 2018 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

•	Consolidated Statements of Operations for the fiscal years ended:
•	February 3, 2018
•	January 28, 2017
•	January 30, 2016

•	Consolidated Statements of Comprehensive Income for the fiscal years ended:
•	February 3, 2018
•	January 28, 2017
•	January 30, 2016

•	Consolidated Balance Sheets as of:
•	February 3, 2018
•	January 28, 2017

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended:
•	February 3, 2018
•	January 28, 2017
•	January 30, 2016

•	Consolidated Statements of Cash Flows for the fiscal years ended:
•	February 3, 2018
•	January 28, 2017
•	January 30, 2016

•	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2018 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated March 29, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

New York, New York

March 29, 2018

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2017	2016	2015
	(in millions, except per share amounts)
Sales	$7,782	$7,766	$7,412

Cost of sales	5,326	5,130	4,907
Selling, general and administrative expenses	1,501	1,472	1,415
Depreciation and amortization	173	158	148
Litigation and other charges	211	6	105
Income from operations	571	1,000	837

Interest (income) / expense, net	(2)	2	4
Other income	(5)	(6)	(4)
Income before income taxes	578	1,004	837
Income tax expense	294	340	296
Net income	$284	$664	$541

Basic earnings per share	$2.23	$4.95	$3.89
Weighted-average shares outstanding	127.2	134.0	139.1

Diluted earnings per share	$2.22	$4.91	$3.84
Weighted-average shares outstanding, assuming dilution	127.9	135.1	140.8

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2017	2016	2015
	($ in millions)
Net income	$284	$664	$541
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax expense (benefit) of $18, $1 and $(2) million, respectively	114	(8)	(44)
Reclassification due to the adoption of ASU 2018-02	4	—	—

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(1)	(1)	5

Available for sale securities:
Unrealized gain on available-for-sale securities	1	—	—

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $2, $4 and $(10) million, respectively	4	4	(16)
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $4, $4 and $5 million, respectively	7	8	8
Reclassification due to the adoption of ASU 2018-02	(45)	—	—
Comprehensive income	$368	$667	$494

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED BALANCE SHEETS

	2017	2016
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$849	$1,046
Merchandise inventories	1,278	1,307
Other current assets	424	280
	2,551	2,633
Property and equipment, net	866	765
Deferred taxes	48	161
Goodwill	160	155
Other intangible assets, net	46	42
Other assets	290	84
	$3,961	$3,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$258	$249
Accrued and other liabilities	358	363
	616	612
Long-term debt	125	127
Other liabilities	701	391
Total liabilities	1,442	1,130
Shareholders’ equity	2,519	2,710
	$3,961	$3,840

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at January 31, 2015	170,529	$979	(29,665)	$(944)	$2,780	$(319)	$2,496
Restricted stock issued	299	—	—	—			—
Issued under director and stock plans	2,570	70	—	—			70
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	35					35
Forfeitures of restricted stock	—	2	(45)	(2)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(142)	(9)			(9)
Share repurchases	—	—	(6,693)	(419)			(419)
Reissued - employee stock purchase plan ("ESPP")	—	—	124	3			3
Net income					541		541
Cash dividends declared on common stock ($1.00 per share)					(139)		(139)
Translation adjustment, net of tax						(44)	(44)
Change in cash flow hedges, net of tax						5	5
Pension and postretirement adjustments, net of tax						(8)	(8)
Balance at January 30, 2016	173,398	$1,108	(36,421)	$(1,371)	$3,182	$(366)	$2,553
Restricted stock issued	203	—	—	—			—
Issued under director and stock plans	1,342	32	—	—			32
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	20					20
Forfeitures of restricted stock	—	1	(20)	(1)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(102)	(7)			(7)
Share repurchases	—	—	(6,985)	(432)			(432)
Reissued - ESPP	—	—	81	2			2
Retirement of treasury stock	(42,327)	(283)	42,327	1,728	(1,445)		—
Net income					664		664
Cash dividends declared on common stock ($1.10 per share)					(147)		(147)
Translation adjustment, net of tax						(8)	(8)
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						12	12
Balance at January 28, 2017	132,616	$900	(1,120)	$(81)	$2,254	$(363)	$2,710
Restricted stock issued	169	—	—	—			—
Issued under director and stock plans	608	11	—	—			11
Share-based compensation expense	—	15	—	—			15
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(10)			(10)
Share repurchases	—	—	(12,414)	(467)			(467)
Reissued - ESPP	—	—	110	8			8
Retirement of treasury stock	(12,131)	(84)	12,131	487	(403)		—
Net income					284		284
Cash dividends declared on common stock ($1.24 per share)					(157)		(157)
Translation adjustment, net of tax						114	114
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						11	11
Unrealized gain on available-for-sale securities						1	1
Reclassification due to the adoption of ASU 2018-02					41	(41)	—
Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$2,519

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016 *	2015 *
	($ in millions)
From operating activities:
Net income	$284	$664	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	20	6	5
Depreciation and amortization	173	158	148
Deferred income taxes	105	(1)	(6)
Share-based compensation expense	15	22	22
Qualified pension plan contributions	(25)	(36)	(4)
Change in assets and liabilities:
Merchandise inventories	69	(25)	(49)
Accounts payable	—	(31)	(17)
Accrued and other liabilities	(30)	27	—
Pension litigation accrual	178	—	100
Other, net	24	60	51
Net cash provided by operating activities	813	844	791

From investing activities:
Capital expenditures	(274)	(266)	(228)
Cash paid for a cost method investment	(15)	—	—
Purchase of business, net of cash acquired	—	—	(2)
Net cash used in investing activities	(289)	(266)	(230)

From financing activities:
Purchase of treasury shares	(467)	(432)	(419)
Dividends paid on common stock	(157)	(147)	(139)
Proceeds from exercise of stock options	13	29	64
Treasury stock reissued under employee stock plan	5	4	5
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(7)	(9)
Payment of revolving credit agreement costs	—	(2)	—
Reduction in obligations under capital leases	—	(1)	(2)
Net cash used in financing activities	(616)	(556)	(500)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	50	3	(6)
Net change in cash, cash equivalents, and restricted cash	(42)	25	55
Cash, cash equivalents, and restricted cash at beginning of year	1,073	1,048	993
Cash, cash equivalents, and restricted cash at end of year	$1,031	$1,073	$1,048

Cash paid during the year:
Interest	$11	$11	$11
Income taxes	$237	$341	$283

See Accompanying Notes to Consolidated Financial Statements.

* Amounts for 2016 and 2015 have been revised from previously reported amounts to reflect the adoption of new accounting standards in 2017. For additional information, see Note 1, Summary of Significant Accounting Policies.

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2017 represents the 53 weeks ended February 3, 2018. Fiscal years 2016 and 2015 represented the 52 weeks ended January 28, 2017 and January 30, 2016, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Please see the Recent Accounting Pronouncements section later in this note regarding the accounting changes relating to the 2018 adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.

Gift Cards

The Company sells gift cards to its customers, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed or when the likelihood of the gift card being redeemed by the customer is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, referred to as breakage. The Company has determined its gift card breakage rate based upon historical redemption patterns. Historical experience indicates that after 12 months, the likelihood of redemption is deemed to be remote. Gift card breakage income is included in selling, general and administrative expenses and unredeemed gift cards are recorded as a current liability. Gift card breakage was $6 million for both 2017 and 2016, and was $5 million for 2015.

Please see the Recent Accounting Pronouncements section later in this note regarding the accounting changes relating to the 2018 adoption of ASU 2014-09, Revenue from Contracts with Customers.

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

Advertising costs, including digital advertising, which are included as a component of selling, general and administrative expenses, were as follows:

	2017	2016	2015
	($ in millions)
Advertising expenses	$108	$118	$119
Digital advertising expenses	96	84	65
Cooperative advertising reimbursements	(20)	(20)	(19)
Net advertising expense	$184	$182	$165

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are capitalized and amortized over the expected customer response period related to each catalog, which is generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are amortized. Prepaid catalog costs were $1 million at both February 3, 2018 and January 28, 2017.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2017	2016	2015
	($ in millions)
Catalog costs	$19	$26	$28
Cooperative reimbursements	(2)	(6)	(7)
Net catalog expense	$17	$20	$21

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

The computation of basic and diluted earnings per share is as follows:

	2017	2016	2015
	(in millions, except per share data)
Net Income	$284	$664	$541

Weighted-average common shares outstanding	127.2	134.0	139.1
Dilutive effect of potential common shares	0.7	1.1	1.7
Weighted-average common shares outstanding assuming dilution	127.9	135.1	140.8

Earnings per share - basic	$2.23	$4.95	$3.89
Earnings per share - diluted	$2.22	$4.91	$3.84

Anti-dilutive share-based awards excluded from diluted calculation	1.6	0.4	0.6

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASU 2016-09 during the first quarter of 2017. As a result, excess tax benefits and tax deficiencies are no longer included as assumed proceeds in the calculation of diluted shares outstanding. This change was adopted prospectively.

Contingently issuable shares of 0.2 million, for all periods presented, have not been included as the vesting conditions have not been satisfied. These shares relate to restricted stock unit awards issued in connection with the Company’s long-term incentive program.

Share-Based Compensation

The Company recognizes compensation expense for share-based awards based on the grant date fair value of those awards. Additionally, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. See Note 21, Share-Based Compensation, for information on the assumptions used to calculate the fair value of share-based compensation. Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury.

Cash, Cash Equivalents and Restricted Cash

Cash consists of funds held on hand and in bank accounts. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Restricted cash represents cash that is restricted as to withdrawal or use under the terms of various agreements. Restricted cash includes amounts held in a qualified settlement fund in connection with the pension litigation, amounts held in escrow in connection with various leasing arrangements in Europe, and deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows.

	2017	2016	2015
	($ in millions)
Cash and cash equivalents (1)	$849	$1,046	$1,021
Restricted cash included in other current assets	1	—	1
Restricted cash included in other non-current assets (2)	181	27	26
Cash, cash equivalents, and restricted cash	$1,031	$1,073	$1,048

(1)	Includes cash equivalents of $780 million, $1,000 million, and $983 million for the year ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
(2)

Restricted cash for the year ended February 3, 2018 includes $150 million deposited to a qualified settlement fund in connection with the pension litigation. Please see Note 22, Legal Proceedings for further information.

Investments

Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and are not reflected in the Consolidated Statements of Operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary. Available-for-sale securities are routinely reviewed for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of a security may not be recoverable, the security is written down to fair value. As of February 3, 2018, the Company held one available-for-sale security, which was the Company’s $7 million auction rate security. See Note 19, Fair Value Measurements, for further discussion.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company’s investment in a privately-held company is accounted for using the cost method and had a carrying value of $15 million as of February 3, 2018. This investment is included within other assets. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value would be recorded as an impairment loss.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Store leasehold improvements	Shorter of the asset useful life or expected term of the lease
Furniture, fixtures, and equipment	3-10 years
Software	2-7 years

Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $67 million and $59 million at February 3, 2018 and January 28, 2017, respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. The fair value of each reporting unit is determined using a discounted cash flow approach.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for its income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our income tax provision for 2017 includes the estimated effects of U.S. tax reform (“Tax Act”) enacted on December 22, 2017. The Tax Act significantly revises U.S. corporate income taxation, among other changes, lowering corporate income tax rates, implementing a modified territorial tax regime, and imposing a one-time transition tax through a deemed repatriation of accumulated untaxed earnings and profits of foreign subsidiaries. The Company has made estimates of the effects and recorded provisional amounts in its 2017 financial statements as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s effects. The ultimate effect of the Tax Act may differ from the provisional amount, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, regulatory and administrative guidance that may be issued, and actions we may take as a result of the Tax Act. See also Note 17, Income Taxes for more information.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $10 million and $12 million at February 3, 2018 and January 28, 2017, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

Treasury Stock Retirement

The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date.

During 2017 and 2016, the Company retired 12 million and 42 million shares, respectively, of its common stock held in treasury. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $487 million and $1,728 million as of February 3, 2018 and January 28, 2017, respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. This ASU can be adopted either retrospectively to each prior reporting period presented or on a modified retrospective basis with the cumulative-effect recognized as an adjustment to retained earnings as of the date of adoption. The Company has identified a change for the following items:

•	Timing change relating to the recognition of gift card breakage as well as recognition of gift card breakage as part of sales instead of recognition of breakage as part of SG&A expense.
•	Timing change relating to the recognition of revenue for our e-commerce sales to be recognized at the shipping point rather than upon receipt by the customer.
•	Timing change relating to the recognition of expenses for direct-response advertising costs.
•	Balance sheet reclassification from inventory to other current assets relating to our right to recover products for expected returns.
•	Change to the accounting for our unredeemed rewards for our loyalty program as a reduction to sales instead of recording the charge to cost of goods sold.

We have substantially completed our evaluation of the effect of ASU 2014-09, and will adopt the guidance beginning with our first quarter ending May 5, 2018, using the modified retrospective transition method. The adjustment to retained earnings will primarily represent the change in timing relating to gift card breakage and the change in timing related to the recognition of e-commerce sales, and is not expected to be significant.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective and will be adopted by the Company for annual reporting periods beginning after December 15, 2017, including interim periods therein. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. Based on deferred tax amounts related to applicable past intercompany transactions and the foreign exchange rates as of February 3, 2018, we expect the adoption will result in an increase in deferred income tax assets of $37 million.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including tax consequences, forfeitures, and classifications of the tax related items in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017. Amendments relating to accounting for excess tax benefits and deficiencies have been adopted prospectively. For the year ended February 3, 2018, the Company recorded $9 million of excess tax benefits related to share-based compensation awards to the income statement, within the income tax provision, whereas such benefits were previously recognized in equity. Also, in the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefits. This ASU also requires that we present excess tax benefits or deficiencies as operating activities in our consolidated statement of cash flow. As a result of adopting this change retrospectively, we reclassified excess tax benefits of $20 million and $35 million, which were previously classified as cash flows from financing activities, to operating activities for the years ended January 28, 2017 and January 30, 2016, respectively. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions of $7 million and $9 million, previously classified as cash flows from operating activities, were reclassified to financing activities for the years ended January 28, 2017 and January 30, 2016, respectively. The Company has made a policy election of recording forfeitures as they occur instead of estimating forfeitures using a modified retrospective approach. The cumulative effect of this change was not significant.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods therein. The Company has adopted this ASU as of the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the consolidated statements of cash flows to include restricted cash of $27 million as of January 28, 2017 and January 30, 2016. Please see the Cash, Cash Equivalents, and Restricted Cash section earlier in this note for a reconciliation of cash and cash equivalents as presented on our consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rates. As permitted by the ASU, the Company has elected to adopt this ASU early as of the year ended February 3, 2018, resulting in a reclassification of $41 million from accumulated other comprehensive loss to retained earnings. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related primarily to our pension and postretirement benefit plans.

2. Segment Information

The Company has determined that its reportable segments are those that are based on its method of internal reporting. As of February 3, 2018, the Company had two reportable segments, Athletic Stores and Direct-to-Customers. The accounting policies of both segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation and reorganization charges, corporate expense, non-operating income, and net interest (income) / expense.

Effective as of the beginning of fiscal year 2018, the Company will report one reportable segment based upon the change in our method of internal reporting.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Sales	($ in millions)
Athletic Stores	$6,673	$6,744	$6,468
Direct-to-Customers	1,109	1,022	944
Total sales	$7,782	$7,766	$7,412
Operating Results
Athletic Stores (1)	$675	$927	$872
Direct-to-Customers (2)	135	143	142
Division profit	810	1,070	1,014
Less: Pension litigation and reorganization charges (3), (4)	191	—	100
Less: Corporate expense (5)	48	70	77
Operating profit	571	1,000	837
Interest (income) / expense, net	(2)	2	4
Other income	5	6	4
Income before income taxes	$578	$1,004	$837

(1)

Included in the results for 2017, 2016, and 2015 are non-cash impairment charges of $20 million, $6  million, and $4 million, respectively. The 2017 amount includes a charge of $16 million to write down long-lived store assets of SIX:02, and a charge of $4 million to write down primarily long-lived store assets of Runners Point and Sidestep. The 2016 and 2015 amounts reflect charges to write down long-lived store assets of Runners Point and Sidestep. See Note 3, Litigation and Other Charges for additional information.

(2)	Included in the results for 2015 is a $1 million non-cash impairment charge relating to an e-commerce trade name. See Note 3, Litigation and Other Charges for additional information.
(3)	Included in the 2017 and 2015 amounts is a pre-tax charge of $178 million and $100 million, respectively, relating to a pension litigation matter described further in Note 22, Legal Proceedings.
(4)

Included in the 2017 amount is $13 million in pre-tax reorganization costs related to the reduction and reorganization of division and corporate staff that occurred in the third quarter of 2017, described more fully in Note 3, Litigation and Other Charges.

(5)

Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $4 million for 2017, $9 million for 2016, and $5 million for 2015, thereby reducing corporate expense.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	($ in millions)
Athletic Stores	$153	$140	$130	$202	$193	$181	$2,775	$2,802	$2,612
Direct-to-Customers	4	4	7	3	4	7	357	338	330
	157	144	137	205	197	188	3,132	3,140	2,942
Corporate	16	14	11	69	69	40	829	700	833
Total Company	$173	$158	$148	$274	$266	$228	$3,961	$3,840	$3,775

(1)	Reflects cash capital expenditures for all years presented.

Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment.

	2017	2016	2015
Sales	($ in millions)
United States	$5,532	$5,562	$5,305
International	2,250	2,204	2,107
Total sales	$7,782	$7,766	$7,412

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Long-Lived Assets	($ in millions)
United States	$607	$575	$486
International	259	190	175
Total long-lived assets	$866	$765	$661

For the year ended February 3, 2018, the countries that comprised the majority of the sales and long-lived assets for the international category were Canada, Italy, Germany, and France. No other individual country included in the international category was significant.

3. Litigation and Other Charges

	2017	2016	2015
	($ in millions)
Pension litigation charge	$178	$—	$100
Reorganization costs	13	—	—
Impairment of long-lived assets	20	6	4
Other intangible asset impairments	—	—	1
Total litigation and other charges	$211	$6	$105

During the third quarter of 2017, the Company reorganized its organizational structure by adjusting certain responsibilities between our various businesses. As a result of this, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $13 million. The charge consisted primarily of severance payments and benefit continuation costs for approximately 190 associates.

The following is a reconciliation of the accrual as of February 3, 2018:

	Severance and	Other Related
	Benefit Costs	Charges	Total
	($ in millions)
Balance at January 28, 2017	$—	$—	$—
Amounts charged to expense	11	2	13
Cash payments	(6)	—	(6)
Balance at February 3, 2018	$5	$2	$7

During 2017, due to the underperformance of our SIX:02 stores, and the continued underperformance of our Runners Point and Sidestep stores, management determined that a triggering event had occurred and, therefore, an impairment review was conducted. The Company evaluated the long-lived assets of our SIX:02 stores for impairment and recorded a non-cash charge of $16 million to write down store fixtures and leasehold improvements for 30 stores. The Company also evaluated the long-lived assets of our Runners Point and Sidestep stores for impairment and recorded a non-cash charge of $4 million to write down store fixtures and leasehold improvements for 123 stores. As of February 3, 2018, the remaining net book value of long-lived assets totaled $2 million for SIX:02, and totaled $12 million for Runners Point and Sidestep. The Company also performed an impairment review of other intangible assets for Runners Point and Sidestep, and the resulting non-cash impairment charge was not significant.

In 2016 and 2015, the Company also recorded non-cash impairment charges for Runners Point and Sidestep stores to write down long-lived assets of $6 million for 116 stores and $4 million for 61 stores, respectively. As a result of the impairment review related to long-lived assets, the Company performed a review of other intangible assets in 2016 and 2015. No impairment charges of these assets was required as a result of the 2016 review; however, in 2015 a non-cash impairment charge of $1 million was recorded to fully write down the value of an e-commerce trade name resulting from a decline in sales, as the Company shifted away from the use of this website.

The Company recorded $178 million and $100 million in pension litigation charges during 2017 and 2015, respectively. Please see Note 22, Legal Proceedings for further information.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Other Income

Other income includes non-operating items, such as: gains from insurance recoveries; discounts/premiums paid on the repurchase and retirement of bonds; royalty income; changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts; and property sales. Other income was $5 million in 2017,  $6 million in 2016, and $4 million in 2015.

For 2017, other income includes $4 million of royalty income and $1 million of lease termination gains related to the sales of leasehold interests. Other income in 2016 included a gain of $2 million on a forward foreign currency contract associated with an intercompany transaction that did not qualify for hedge accounting; $2 million of royalty income; $1 million related to an insurance recovery; and $1 million of lease termination gains related to the sales of leasehold interests. Included in 2015 is a $2 million insurance recovery related to a business interruption claim and $2 million of royalty income.

5. Merchandise Inventories

	2017	2016
	($ in millions)
LIFO inventories	$809	$861
FIFO inventories	469	446
Total merchandise inventories	$1,278	$1,307

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6. Other Current Assets

	2017	2016
	($ in millions)
Prepaid income taxes	$174	$48
Net receivables	106	101
Prepaid rent	96	86
Other prepaid expenses	31	27
Deferred tax costs	13	13
Other	4	5
	$424	$280

7. Property and Equipment, Net

	2017	2016
	($ in millions)
Land	$4	$4
Buildings:
Owned	44	43
Furniture, fixtures, equipment and software development costs:
Owned	1,145	1,029
Assets under capital leases	—	2
	1,193	1,078
Less: accumulated depreciation	(753)	(674)
	440	404
Alterations to leased and owned buildings:
Cost	965	849
Less: accumulated amortization	(539)	(488)
	426	361
	$866	$765

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill

The Athletic Stores segment’s goodwill is net of accumulated impairment charges of $167 million for all periods presented. The 2017 and 2016 annual goodwill impairment tests did not result in an impairment charge.

		Direct-to-
	Athletic Stores	Customers	Total
	($ in millions)
Goodwill at January 30, 2016	$17	$139	$156
Foreign currency translation adjustment	(1)	—	(1)
Goodwill at January 28, 2017	$16	$139	$155
Foreign currency translation adjustment	3	2	5
Goodwill at February 3, 2018	$19	$141	$160

9. Other Intangible Assets, net

	February 3, 2018				January 28, 2017
				Wtd. Avg.
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (2)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$135	$(122)	$13	10.0	$116	$(105)	$11
Trademarks / trade names	20	(14)	6	20.0	20	(13)	7
Favorable leases	7	(6)	1	8.6	7	(5)	2
	$162	$(142)	$20	13.8	$143	$(123)	$20

Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			26				22
Other intangible assets, net			$46				$42

(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life is as of February 3, 2018 and excludes those assets that are fully amortized.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. During 2017, the Company recorded $2 million of lease acquisition additions, primarily related to our European businesses. These additions are being amortized over a weighted-average life of 10 years. Amortization expense recorded is as follows:

($ in millions)	2017	2016	2015
Amortization expense	$4	$4	$4

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2018	$4
2019	4
2020	3
2021	3
2022	2

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Assets

	2017	2016
	($ in millions)
Restricted cash (1)	$181	$27
Pension asset	36	10
Deferred tax costs	11	10
Auction rate security	7	6
Cost method investment	15	—
Other	40	31
	$290	$84

(1)

Restricted cash for the year ended February 3, 2018 includes $150 million deposited to a qualified settlement fund in connection with the pension litigation. Please see Note 22, Legal Proceedings for further information.

11. Accrued and Other Liabilities

	2017	2016
	($ in millions)
Other payroll and payroll related costs, excluding taxes	$67	$57
Taxes other than income taxes	63	66
Property and equipment (1)	58	38
Customer deposits (2)	49	49
Advertising	22	35
Income taxes payable	11	5
Incentive bonuses	6	32
Other	82	81
	$358	$363

(1)	Accruals for property and equipment are excluded from the statements of cash flows for all years presented.
(2)	Customer deposits include unredeemed gift cards, merchandise credits, and deferred revenue related to undelivered merchandise, including layaway sales.

12. Revolving Credit Facility

On May 19, 2016, the Company entered into a credit agreement with its banks (“2016 Credit Agreement”). The 2016 Credit Agreement provides for a $400 million asset-based revolving credit facility maturing on May 19, 2021. During the term of the 2016 Credit Agreement, the Company may also increase the commitments by up to $200 million, subject to customary conditions. Interest is determined, at the Company’s option, by the federal funds rate plus a margin of 0.125 percent to 0.375 percent, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.125 percent to 1.375 percent depending on availability under the 2016 Credit Agreement. In addition, the Company is paying a commitment fee of 0.20 percent per annum on the unused portion of the commitments.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the 2016 Credit Agreement to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of February 3, 2018 were not significant. During 2016, the Company paid approximately $2 million in fees relating to the 2016 Credit Agreement. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 3, 2018 is $1 million. The quarterly facility fees paid on the unused portion was 0.20 percent in 2017. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

13. Long-Term Debt

	2017	2016
	($ in millions)
8.5% debentures payable January 2022	$118	$118
Unamortized gain related to interest rate swaps (1)	7	9
	$125	$127

(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $9 million and $8 million as of February 3, 2018 and January 28, 2017, respectively.

14. Other Liabilities

	2017	2016
	($ in millions)
Pension litigation liability	$278	$100
Straight-line rent liability (1)	245	205
Income taxes	114	23
Pension benefits	19	26
Deferred taxes	15	3
Postretirement benefits	14	14
Workers’ compensation and general liability reserves	7	8
Other	9	12
	$701	$391

(1)	Includes unamortized tenant allowances of $64 million and $59 million for the year ended February 3, 2018 and January 28, 2017, respectively.

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

Certain leases provide for additional rent payments based on a percentage of store sales. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $146 million in 2017,  $141 million in 2016, and $137 million in 2015.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the amounts below are non-store expenses that totaled $24 million in both 2017 and 2016, and $18 million in 2015.

	2017	2016	2015
	($ in millions)
Minimum rent	$714	$667	$618
Contingent rent based on sales	26	29	27
Sublease income	(5)	(6)	(5)
	$735	$690	$640

Future minimum lease payments under non-cancellable operating leases, net of future non-cancellable operating sublease payments, are:

($ in millions)
2018	$678
2019	637
2020	594
2021	554
2022	496
Thereafter	1,721
Total operating lease commitments	$4,680

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2017	2016	2015
	($ in millions)
Foreign currency translation adjustments	$(9)	$(127)	$(119)
Cash flow hedges	—	1	2
Unrecognized pension cost and postretirement benefit	(270)	(236)	(248)
Unrealized loss on available-for-sale security	—	(1)	(1)
	$(279)	$(363)	$(366)

The changes in accumulated other comprehensive loss for the period ended February 3, 2018 were as follows:

				Unrealized
	Foreign		Items Related	(Loss)/Gain
	Currency		to Pension and	on
	Translation	Cash Flow	Postretirement	Available-For-
($ in millions)	Adjustments	Hedges	Benefits	Sale Security	Total
Balance as of January 28, 2017	$(127)	$1	$(236)	$(1)	$(363)

OCI before reclassification	114	(1)	4	1	118
Reclassified from AOCI	—	—	7	—	7
Reclassification of tax effects due to the adoption of ASU 2018-02	4	—	(45)	—	(41)
Other comprehensive income/ (loss)	118	(1)	(34)	1	84

Balance as of February 3, 2018	$(9)	$—	$(270)	$—	$(279)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications to income from accumulated other comprehensive loss for the period ended February 3, 2018 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$13
Postretirement benefits- amortization of actuarial gain	(2)
Net periodic benefit cost (see Note 20)	11
Income tax benefit	4
Net of tax	$7

17. Income Taxes

The domestic and international components of pre-tax income are as follows:

	2017	2016	2015
	($ in millions)
Domestic	$432	$779	$668
International	146	225	169
Total pre-tax income	$578	$1,004	$837

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

	2017	2016	2015
Current:	($ in millions)
Federal	$129	$249	$212
State and local	18	44	37
International	42	48	53
Total current tax provision	189	341	302
Deferred:
Federal	98	(6)	(8)
State and local	5	1	(1)
International	2	4	3
Total deferred tax provision	105	(1)	(6)
Total income tax provision	$294	$340	$296

The Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Given the Tax Act’s significant changes and potential opportunities to repatriate cash without significant incremental U.S. federal tax, the Company is in the process of evaluating its current permanent reinvestment assertions. This evaluation includes the possible repatriation of historical earnings (2017 and prior) that have now been taxed under the Tax Act.

The Company had aggregate undistributed earnings and profits (“E&P”) from foreign subsidiaries of approximately $1,407 million at February 3, 2018, which is now classified as previously taxed income (“PTI”) subsequent to the Tax Act. The Company recorded a provisional $86 million “transition tax” in connection with this E&P. Additionally, the Company has recorded a provisional $13 million deferred tax liability as of the date of the change in the Company’s permanent reinvestment assertion primarily for state income taxes and foreign withholding taxes on the future repatriation of PTI. The Company currently considers the remaining financial statement carrying amounts over the tax basis of investments in its foreign subsidiaries to be indefinitely reinvested, and has not recorded a provisional deferred tax liability. The determination of any unrecorded provisional deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2017	2016	2015
Federal statutory income tax rate (1)	33.7%	35.0%	35.0%
Deemed repatriation tax	17.1	—	—
Increase in valuation allowance	1.6	—	—
State and local income taxes, net of federal tax benefit	2.0	3.1	2.8
International income taxed at varying rates	(2.3)	(3.7)	(2.1)
Foreign tax credits	(2.6)	(1.9)	(2.8)
Domestic/foreign tax settlements	(0.2)	(0.1)	(0.1)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	1.7	1.7	2.8
Effective income tax rate	50.8%	33.9%	35.4%

(1)

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. corporate income tax rate from 35 percent to 21 percent as well as provisions that limit or eliminate various deductions or credits. In accordance with Section 15 of the Internal Revenue Code, the tax rate for 2017 represented a blended rate of 33.7 percent, calculated by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:	($ in millions)
Tax loss/credit carryforwards and capital loss	$23	$12
Employee benefits	16	76
Property and equipment	54	110
Straight-line rent	44	51
Other	27	47
Total deferred tax assets	$164	$296
Valuation allowance	(17)	(7)
Total deferred tax assets, net	$147	$289
Deferred tax liabilities:
Merchandise inventories	$79	$104
Goodwill and other intangible assets	20	21
Other	15	6
Total deferred tax liabilities	$114	$131
Net deferred tax asset	$33	$158
Balance Sheet caption reported in:
Deferred taxes	$48	$161
Other liabilities	(15)	(3)
	$33	$158

As a result of the Tax Act’s corporate income tax rate reduction to 21 percent, the Company remeasured its deferred tax assets and liabilities, and the adjustment was not significant.

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s long-range strategic plans, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances at February 3, 2018, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, the Company has a valuation allowance of $17 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $15 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized. An additional valuation allowance of $2 million relates to the deferred tax assets arising from a capital loss associated with an impairment of the Northern Group note receivable in 2008. The Company does not anticipate realizing capital gains to utilize the capital loss associated with the note receivable impairment.

At February 3, 2018, the Company has U.S. state operating loss carryforwards with a potential tax benefit of $1 million that expire between 2021 and 2037. The Company will have, when realized, a capital loss with a potential benefit of $2 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has international minimum tax credit carryforwards with a potential tax benefit of $4 million and operating loss carryforwards with a potential tax benefit of $16 million, a portion of which will expire between 2018 and 2026 and a portion of which will never expire. The state and international operating loss carryforwards do not include unrecognized tax benefits.

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

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2016. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2017, which is expected to conclude during 2018. The Company has started the CAP for 2018. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 2000 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

At February 3, 2018 and January 28, 2017, the Company had $44 million and $38 million, respectively, of gross unrecognized tax benefits, and $44 million and $38 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest income was not significant in 2017, was $1 million in 2016, and was not significant for 2015. Accrued interest and penalties was not significant for 2017,  $1 million in 2016, and $2 million in 2015.

The following table summarizes the activity related to unrecognized tax benefits:

	2017	2016	2015
	($ in millions)
Unrecognized tax benefits at beginning of year	$38	$38	$40
Foreign currency translation adjustments	4	1	(2)
Increases related to current year tax positions	3	8	4
Increases related to prior period tax positions	1	1	2
Decreases related to prior period tax positions	—	(2)	—
Settlements	(1)	(7)	(1)
Lapse of statute of limitations	(1)	(1)	(5)
Unrecognized tax benefits at end of year	$44	$38	$38

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements could increase earnings up to $5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential consequences of these settlements.

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

Additional information is contained within Note 19, Fair Value Measurements.

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. Gains or losses recognized in earnings for any of the periods presented were not significant. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which management evaluates periodically.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, all of the Company’s hedged forecasted transactions extend less than twelve months into the future, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The balance in AOCL was a gain of $1 million as of January 28, 2017. During 2017, the net change in the fair value of the foreign exchange derivative financial instruments designated as cash flow hedges of the purchase of inventory was more than offset by amounts recognized in cost of sales, therefore AOCL was reduced to zero.

The notional value of the contracts outstanding at February 3, 2018 was $118 million, and these contracts mature at various dates through January 2019.

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The aggregate amount recognized for these contracts was not significant as of February 3, 2018 and represented income of $1 million as of January 28, 2017. The notional value of foreign exchange forward contracts outstanding at February 3, 2018 was $2 million, and these contracts mature during September 2018.

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. There were no currency option contracts outstanding at February 3, 2018.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet
($ in millions)	Caption	2017	2016
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$3
Foreign exchange forward contracts	Current liabilities	$1	$3

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at February 3, 2018:

	Contract Value	Weighted-Average
	($ in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$111	0.8749

Intercompany
Buy US $/Sell €	$7	1.2118
Buy US $/Sell CAD $	$2	1.2568

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in the Company’s business. The Company operates in 24 countries and purchased approximately 93 percent of its merchandise in 2017 from its top 5 suppliers. In 2017, the Company purchased approximately 67 percent of its athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 44 to 73 percent of their merchandise from Nike.

Included in the Company’s Consolidated Balance Sheet at February 3, 2018, are the net assets of the Company’s European operations, which total $1,058 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

19. Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of February 3, 2018			As of January 28, 2017
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$7	$—	$—	$6	$—
Foreign exchange forward contracts	—	1	—	—	3	—
Total Assets	$—	$8	$—	$—	$9	$—

Liabilities
Foreign exchange forward contracts	—	1	—	—	3	—
Total Liabilities	$—	$1	$—	$—	$3	$—

Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless the unrealized gains or losses are determined to be other than temporary. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

In 2017 and 2016, the Company performed impairment reviews of long-lived and intangible assets for Runners Point and Sidestep. Additionally, during 2017, the Company performed an impairment review of long-lived assets for SIX:02. The fair value of all of the assets reviewed for both periods were measured using Level 3 inputs. Please see Note 3, Litigation and Other Charges for further information.

The carrying value and estimated fair value of long-term debt were as follows:

	2017	2016
	($ in millions)
Carrying value	$125	$127
Fair value	$144	$148

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2. The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits

The Company and the Company’s U.S. retirement plan are defendants in a class action lawsuit. Please see Note 22, Legal Proceedings for further information. The amounts presented in this note do not include the expected plan reformation.

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets, as of February 3, 2018 and January 28, 2017:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$666	$667	$15	$14
Service cost	17	16	—	—
Interest cost	25	26	1	1
Plan participants’ contributions	—	—	1	1
Actuarial loss	25	7	—	1
Foreign currency translation adjustments	3	4	—	—
Benefits paid	(53)	(54)	(2)	(2)
Benefit obligation at end of year	$683	$666	$15	$15

Change in plan assets
Fair value of plan assets at beginning of year	$647	$602
Actual return on plan assets	70	55
Employer contributions	29	40
Foreign currency translation adjustments	4	4
Benefits paid	(53)	(54)
Fair value of plan assets at end of year	$697	$647

Funded status	$14	$(19)	$(15)	$(15)

Amounts recognized on the balance sheet:
Other assets	$36	$10	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(19)	(26)	(14)	(14)
	$14	$(19)	$(15)	$(15)

Amounts recognized in accumulated other
comprehensive loss, pre-tax:
Net loss (gain)	$368	$387	$(5)	$(7)
Prior service cost	1	1	—	—
	$369	$388	$(5)	$(7)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, the assets of both the Canadian and U.S. qualified pension plans exceeded their accumulated benefit obligations. As of January 28, 2017, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. The Company’s non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects the non-qualified plans for 2017, whereas the amounts presented for 2016 included both the U.S. qualified plan and the non-qualified plans.

	2017	2016
	($ in millions)
Projected benefit obligation	$22	$617
Accumulated benefit obligation	22	617
Fair value of plan assets	—	589

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at February 3, 2018:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
Net actuarial loss (gain) at beginning of year	$387	$(7)
Amortization of net (loss) gain	(13)	2
Gain arising during the year	(8)	—
Foreign currency fluctuations	2	—
Net actuarial loss (gain) at end of year (1)	$368	$(5)
Net prior service cost at end of year (2)	1	—
Total amount recognized	$369	$(5)

(1)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $13 million and $(1) million related to the pension and postretirement plans, respectively.

(2)	The net prior service cost did not change during the year and is not expected to change significantly during the next year.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.7%	4.0%	3.7%	4.0%
Rate of compensation increase	3.6%	3.7%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $585 million and $550 million for 2017 and 2016, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.0%	4.1%	3.4%	4.0%	4.1%	3.4%
Rate of compensation increase	3.6%	3.7%	3.7%
Expected long-term rate of return on assets	5.8%	6.1%	6.1%

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

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	($ in millions)
Service cost	$17	$16	$17	$—	$—	$—
Interest cost	25	26	24	1	1	1
Expected return on plan assets	(37)	(37)	(39)	—	—	—
Amortization of net loss (gain)	13	14	14	(2)	(2)	(1)
Net benefit expense (income)	$18	$19	$16	$(1)	$(1)	$—

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at February 3, 2018 was $12 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2017	2016	2015	2017	2016	2015
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2021	2021	2018	2017	2016

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2017	2016	2015	2017	2016	2015
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2021	2021	2019	2017	2016	2015

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	($ in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	3	(2)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, the mortality assumption used to value the Company’s U.S. pension obligations was updated to the modified RP-2017 mortality table with generational projection using modified MP-2017 for both males and females and terminated vested participants. The mortality assumption was updated during the current year as the Company’s actual experience more closely matched the RP-2017 table than the previous table. In 2016, the Company used the RP-2000 mortality table with generational projection using scale AA for both males and females to value its pension obligations. This table was also used to value the Canadian pension obligations for 2017. For the SERP Medical Plan, the mortality assumption used to value the 2017 obligation was updated to the RPH-2017 table with generational projection using MP-2017, while in the prior year the obligation was valued using the RPH-2016 table with generational projection using MP-2016.

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

The fair values of the Company’s Canadian pension plan assets at February 3, 2018 and January 28, 2017 were as follows:

	Level 1	Level 2	Level 3	2017 Total	2016 Total*
	($ in millions)
Cash and cash equivalents	$—	$1	$—	$1	$1
Equity securities:
Canadian and international (1)	4	—	—	4	3
Fixed-income securities:
Cash matched bonds (2)	—	53	—	53	54
Total assets at fair value	$4	$54	$—	$58	$58

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2017 and 2016.

(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)

This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2017 and 2016.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s U.S. pension plan assets at February 3, 2018 and January 28, 2017 were as follows:

	Level 1	Level 2		Level 3	2017 Total	2016 Total*
	($ in millions)
Cash and cash equivalents	$—	$4		$—	$4	$4
Equity securities:
U.S. large-cap (1)	—	115		—	115	103
U.S. mid-cap (1)	—	34		—	34	31
International (2)	—	78		—	78	70
Corporate stock (3)	19	—		—	19	27
Fixed-income securities:
Long duration corporate and government bonds (4)	—	254		—	254	231
Intermediate duration corporate and government bonds (5)	—	113		—	113	103
Other types of investments:
Real estate securities (6)	—	21		—	21	19
Insurance contracts	—	1		—	1	1
Total assets at fair value	$19	$620	—	$—	$639	$589

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2017 and 2016.

(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
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

No Level 3 assets were held by the U.S. pension plan during 2017 and 2016.

The Company made a contribution of $25 million to its U.S. qualified pension plan during 2017. During 2017, the Company also paid $4 million in pension benefits related to its non-qualified pension plans.

The Company continually evaluates the amount and timing of any potential contributions. Actual contributions are dependent on several factors; however the Company anticipates making a $128 million contribution during 2018 in connection with the expected U.S. pension plan reformation. See Note 22,  Legal Proceedings, for further information.

Estimated future benefit payments (excluding any amounts related to the expected U.S. pension plan reformation) for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
2018	$66	$1
2019	54	1
2020	53	1
2021	52	1
2022	51	1
2023–2027	236	2

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Plans

The Company has two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Prior to January 1, 2018, both plans limited participation to employees who had attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. Effective January 1, 2018, eligible associates may contribute to the plans following 28 days of employment and are eligible for Company matching contributions upon completion of one year of service consisting of at least 1,000 hours.  As of January 1, 2018, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $18,500 for the U.S. plan and $15,000 for the Puerto Rico plan. The Company matches 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Matching contributions made before January 1, 2016 were made with Company stock, subsequent to this date matching contributions were made in cash. Such matching contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $3 million for each of the years presented.

21. Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards may be granted to officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Nonemployee directors are also eligible to receive stock options under this plan, although none are outstanding as of February 3, 2018.  Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate up to ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares. As of February 3, 2018, there were 10,760,270 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under the Company’s 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 2,523,865 shares available for purchase as of February 3, 2018. During 2017 and 2016, participating employees purchased 109,790 shares and 80,992 shares, respectively.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to the Company’s share-based compensation plans were as follows:

	2017	2016	2015
	($ in millions)
Options and shares purchased under the ESPP	$9	$10	$11
Restricted stock and restricted stock units	6	12	11
Total share-based compensation expense	$15	$22	$22

Tax benefit recognized	$4	$6	$8

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

As of Q1 2017, in connection with the adoption of ASU 2016-09,  we have made the accounting policy election to discontinue estimating forfeitures and will account for forfeitures as they occur. Prior to 2017, the Company recorded share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data.

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2017	2016	2015	2017	2016	2015
Weighted-average risk free rate of interest	2.1%	1.4%	1.5%	1.0%	0.5%	0.2%
Expected volatility	25%	30%	30%	30%	27%	25%
Weighted-average expected award life (in years)	5.4	5.7	6.0	1.0	1.0	1.0
Dividend yield	1.9%	1.7%	1.6%	2.0%	1.8%	1.6%
Weighted-average fair value	$14.74	$15.71	$16.07	$10.96	$13.33	$10.47

The information set forth in the following table covers options granted under the Company’s stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at January 28, 2017	2,806		$42.61
Granted	547		69.58
Exercised	(593)		21.35
Expired or cancelled	(21)		61.50
Options outstanding at February 3, 2018	2,739	6.5	$52.45
Options exercisable at February 3, 2018	1,699	5.2	$43.85

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of options vested during 2017,  2016, and 2015 was $8 million, $9 million, and $15 million, respectively.

During the year ended February 3, 2018, the Company received $13 million in cash from option exercises and recognized a related tax benefit of $8 million. The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2017	2016	2015
	($ in millions)
Exercised	$22	$56	$99

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

2017
($ in millions)
Outstanding	$17
Outstanding and exercisable	$17

As of February 3, 2018, there was $5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable at February 3, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $24.75	312	2.6	$17.40	312	$17.40
$30.92 to $45.75	762	5.2	38.46	722	38.64
$48.55 to $62.11	703	6.6	61.04	499	61.08
$63.79 to $73.21	962	8.6	68.60	166	64.35
	2,739	6.5	$52.45	1,699	$43.85

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’ long-term incentive program and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. In 2017,  2016, and 2015 there were 360,782,  648,558, and 588,308 RSU awards outstanding, respectively.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s long-term incentive program are earned after the attainment of certain performance metrics and vest after the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on RSU awards. Compensation expense is recognized using the fair market value on the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company. Restricted stock and RSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at January 28, 2017	798		$56.91
Granted	329		63.68
Vested	(305)		49.97
Expired or cancelled	(448)		64.75
Nonvested at February 3, 2018	374	1.3	$59.15
Aggregate value ($ in millions)	$22

The total fair value of awards for which restrictions lapsed was $15 million, $9 million, and $10 million for 2017, 2016, and 2015, respectively. At February 3, 2018,  there was $8 million of total unrecognized compensation cost related to nonvested restricted stock and RSU awards.

22. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or disposed of by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a purported Fair Credit Reporting Act class action in California and a purported meal break class action in California. The Company and certain officers of the Company are defendants in purported securities law class actions in New York.

The Company and the Company’s U.S. retirement plan are defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleges that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. Plaintiff’s claims were for breach of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended, and violation of the statutory provisions governing the content of the Summary Plan Description. In February 2018, the Company’s Petition for Writ of Certiorari with the U.S. Supreme Court was denied. Accordingly, the Company must reform the pension plan consistent with the trial court’s judgment, and will be working with plaintiffs’ counsel and the court on the specific steps needed to implement the judgment. The Company has estimated that the cost of plan reformation is $278 million as of February 3, 2018 and this amount will continue to increase with interest until paid, as required by the provisions of the required plan reformation. The previous amount accrued was $150 million. Accordingly, during the fourth quarter of 2017, the Company recorded an additional charge of $128 million, bringing the cumulative amount accrued for this matter to $278 million. The Company is currently formulating the actions and steps necessary to reform the plan and has determined that it will make a $128 million contribution during 2018 to the pension trust to fund a portion of this obligation.  Also during the fourth quarter of 2017, the Company established a qualified settlement fund in the amount of $150 million, which will also be used to fund future pension contributions that may be required as a result of the plan reformation and plaintiffs’ legal fees.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

23. Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Fiscal Year

Sales
2017	2,001	1,701	1,870	2,210	$7,782
2016	1,987	1,780	1,886	2,113	$7,766
Gross margin (2)
2017	680	503	580	693	$2,456
2016	696	587	640	713	$2,636
Operating profit (3)
2017	268	72	155	76	$571
2016	296	198	228	278	$1,000
Net income/(loss) (4), (5), (6), (7)
2017	180	51	102	(49)	$284
2016	191	127	157	189	$664
Basic earnings per share (8)
2017	1.37	0.39	0.81	(0.40)	$2.23
2016	1.40	0.94	1.18	1.43	$4.95
Diluted earnings per share (8)
2017	1.36	0.39	0.81	(0.40)	$2.22
2016	1.39	0.94	1.17	1.42	$4.91

(1)	The fourth quarter of 2017 represents the 14 weeks ended February 3, 2018.
(2)

Gross margin represents sales less cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

(3)	Operating profit represents income before income taxes, interest (income)/expense, net, and non-operating income.
(4)

During the second and fourth quarters of 2017, the Company recorded pre-tax charges of $50 million and $128 million, respectively, related to its U.S. retirement plan litigation. See Note 22, Legal Proceedings for further information.

(5)

During the third quarter of 2017, the Company recorded a pre-tax charge of $13 million associated with the reorganization and the reduction in staff taken to improve efficiency. See Note 3, Litigation and Other Charges for further information.

(6)

During the fourth quarter of 2017 and the third quarter of 2016, the Company recorded pre-tax non-cash impairment charges totaling $20 million and $6 million, respectively. See Note 3, Litigation and Other Charges for further information.

(7)

During the fourth quarter of 2017, the Company recorded a provisional $99 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. See Note 17, Income Taxes for further information.

(8)

Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year. Additionally, stock options and other potentially dilutive common shares were excluded from the computation of diluted earnings per common share for the quarter ended February 3, 2018 as the Company reported a net loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 3, 2018. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 29, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, New York

March 29, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the section captioned “Proposal 1: Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

(d)

Information on our audit committee and the audit committee financial expert will be contained in the Proxy Statement under the section captioned “Committees of the Board” and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Information about the principal accounting fees and services is set forth under the section captioned “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s pre-approval policies and procedures is set forth in the section captioned “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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

  (a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 79 through 81.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.
By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman of the Board, President and Chief Executive Officer

Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2018, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ LAUREN B. PETERS
Richard A. Johnson	Lauren B. Peters
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ STEVEN OAKLAND
Giovanna Cipriano	Steven Oakland
Senior Vice President and Chief Accounting Officer	Director

/s/ MAXINE CLARK	/s/ ULICE PAYNE, JR.
Maxine Clark	Ulice Payne, Jr.
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHERYL NIDO TURPIN
Alan D. Feldman	Cheryl Nido Turpin
Director	Director

/s/ JAROBIN GILBERT, JR	/s/ KIMBERLY K. UNDERHILL
Jarobin Gilbert, Jr.	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ DONA D. YOUNG
Guillermo G. Marmol	Dona D. Young
Director	Lead Director

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

3(ii)	By-Laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 20, 2018 filed on February 22, 2018).
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

10.2†

Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2014 filed on December 30, 2014.

10.3†

Amendment Number One to the Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 23, 2017).

10.4†

Foot Locker Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016) (the “March 23, 2016 Form 8-K”).

10.5†	Foot Locker Annual Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 17, 2017 filed on May 19, 2017).
10.6†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.7†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.8†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

10.9†	Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).
10.10†	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).

Exhibit No.	Description
10.11†

Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8-K”)).

10.12†	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).
10.13†

Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.14†

Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.15†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).
10.16†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).
10.17†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).
10.18†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).
10.19†

Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed on March 27, 2006).

10.20†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).
10.21†	From of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8-K).
10.22†	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).
10.23†	Form of Restricted Stock Unit Award Agreement for RSU portion of long-term incentive compensation awards (incorporated herein by reference to Exhibit 10.1 to the March 23, 2016 Form 8-K).
10.24†	Form of Restricted Stock Unit Award Agreement for long-term incentive RSU awards (incorporated herein by reference to Exhibit 10.2 to March 23, 2016 Form 8-K).
10.25†

Form of Restricted Stock Unit Award Agreement (New Hire) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 filed on September 7, 2016).

10.26	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).
10.27

Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.28

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.29	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).
10.30†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.31†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

Exhibit No.	Description
10.32†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith