Form 10-Q
period 2018-05-05
FOOT LOCKER, INC.
filed 2018-06-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 5, 2018

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

Number of shares of Common Stock outstanding as of June 1, 2018: 116,909,047

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	May 5,	April 29,	February 3,
	2018	2017	2018
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$1,029	$1,049	$849
Merchandise inventories	1,210	1,279	1,278
Other current assets	301	294	424
	2,540	2,622	2,551
Property and equipment, net	843	792	866
Deferred taxes	104	162	48
Goodwill	158	156	160
Other intangible assets, net	43	43	46
Other assets	275	102	290
	$3,963	$3,877	$3,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$344	$208	$258
Accrued and other liabilities	309	327	358
	653	535	616
Long-term debt	125	127	125
Other liabilities	642	393	701
Total liabilities	1,420	1,055	1,442
Shareholders’ equity:
Common stock and paid-in capital: 121,341,925; 133,088,450; and 121,262,456 shares outstanding, respectively	848	914	842
Retained earnings	2,184	2,393	2,019
Accumulated other comprehensive loss	(313)	(357)	(279)
Less: Treasury stock at cost: 4,080,653; 1,791,789; and 1,433,433 shares, respectively	(176)	(128)	(63)
Total shareholders' equity	2,543	2,822	2,519
	$3,963	$3,877	$3,961

See Accompanying Notes to Condensed Consolidated Financial Statements.

* The balance sheet at February 3, 2018 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017

Sales	$2,025	$2,001

Cost of sales	1,359	1,321
Selling, general and administrative expenses	385	371
Depreciation and amortization	45	41
Litigation and other charges	12	—
Income from operations	224	268

Interest income, net	(2)	—
Other income	(3)	(1)
Income before income taxes	229	269
Income tax expense	64	89
Net income	$165	$180

Basic earnings per share	$1.39	$1.37
Weighted-average shares outstanding	118.7	131.4

Diluted earnings per share	$1.38	$1.36
Weighted-average shares outstanding, assuming dilution	119.1	132.6

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
Net income	$165	$180
Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $(5) and $(1) million, respectively	(38)	4

Cash flow hedges:
Change in fair value of derivatives, net of income tax	1	(1)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1 million, respectively, and foreign currency fluctuations	3	3
Comprehensive income	$131	$186

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017

From operating activities:
Net income	$165	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	41
Share-based compensation expense	5	5
Qualified pension plan contributions	—	(25)
Change in assets and liabilities:
Merchandise inventories	53	31
Accounts payable	90	(41)
Accrued and other liabilities	(6)	(26)
Pension litigation accrual	12	—
Other, net	51	(6)
Net cash provided by operating activities	415	159

From investing activities:
Capital expenditures	(64)	(75)
Insurance proceeds related to loss on property and equipment	1	—
Net cash used in investing activities	(63)	(75)

From financing activities:
Purchase of treasury shares	(112)	(38)
Dividends paid on common stock	(41)	(41)
Proceeds from exercise of stock options	—	9
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(9)
Net cash used in financing activities	(154)	(79)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(18)	(1)
Net change in cash, cash equivalents, and restricted cash	180	4
Cash, cash equivalents, and restricted cash at beginning of period	1,031	1,073
Cash, cash equivalents, and restricted cash at end of period	$1,211	$1,077

Cash paid during the period:
Interest	$—	$—
Income taxes	$61	$122

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2019 and of the fiscal year ended February 3, 2018. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10-K for the year ended February 3, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018.

Other than the changes to the Revenue Recognition policies as a result of the recently adopted accounting standards discussed below, there were no significant changes to our significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended February 3, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. We recognized $5 million, or $4 million net of tax, as the cumulative effect of initially applying the new revenue standard as an increase to the opening balance of retained earnings.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this ASU during the first quarter of 2018 using the modified retrospective method, and as a result increased deferred income tax assets by $37 million. The Company has written off the income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. The Company also recorded deferred tax assets with an offset to opening retained earnings for amounts that were not previously recognized under the previous guidance but are recognized under this ASU.

Other recently adopted ASUs are discussed within the applicable disclosures on the following pages.

Recent Accounting Pronouncements Not Yet Adopted

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid.

In conjunction with the adoption of Topic 606 during the first quarter of 2018, we have determined that revenue for merchandise that is shipped to our customers from our distribution centers and stores will be recognized upon shipment date. Total revenue recognized includes shipping and handling fees. We have determined that control of the promised good is passed to the customer upon shipment date since the customer has legal title, the rewards of ownership, and paid for the merchandise as of the shipment date. This reflects a change in timing in how we previously recognized revenue for our direct-to-customer sales. Prior to the adoption of Topic 606, the Company recognized such revenue upon date of delivery. As a result of this change, the Company recorded $1 million, net of tax, as an increase to opening retained earnings to reflect the cumulative effect of adopting this change. We have elected to account for shipping and handling as a fulfillment activity. The Company accrues the cost and recognized revenue for these activities upon shipment date.

Gift Cards

The Company sells to its customers gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed. Effective as of the first quarter of 2018 with the adoption of Topic 606, gift card breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, unless there is a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. This reflects a change in our accounting for gift card breakage from the remote method to the proportional method.  As a result of adopting Topic 606, the Company recorded $4 million, or $3 million net of tax, as an increase to opening retained earnings to reflect the cumulative effect of this change based upon historical redemption patterns.  Additionally, breakage income was previously recorded within selling, general and administrative expenses, however this amount is currently reported within sales as required by the standard. This change in classification is not considered significant.

2. Revenue

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
Stores	$1,743	$1,722
Direct-to-customers	282	279
Total sales	$2,025	$2,001

Sales disaggregated based upon geographic area is presented in the below table. Sales are attributable to the country in which the sales transaction is fulfilled.

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
United States	$1,501	$1,500
International	524	501
Total sales	$2,025	$2,001

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 4, 2018	$38
Redemptions	(24)
Cumulative catch-up adjustment to retained earnings from the adoption of Topic 606	(4)
Breakage recognized	(2)
Activations	20
Balance at May 5, 2018	$28

Due to the fact that most gift cards are redeemed within 12 months, the Company elected not to disclose information about remaining performance obligations.

3. Segment Information

The Company has integrated all available shopping channels including stores, websites, and catalogs. Store sales are primarily fulfilled from the store’s inventory, but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are primarily shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on the availability of particular items.

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to fiscal 2018, the Company had two reportable segments: Athletic Stores and Direct-to-Customers. Beginning in fiscal 2018, the Company has changed its organizational and internal reporting structure in order to execute our omni-channel strategy. In light of these changes, the Company has re-evaluated its operating segments, which now reflect the combination of stores and direct-to-customer by geography.  The Company has determined that it has two operating segments, North America and International.  Our North America operating segment includes the results of the following banners: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, SIX:02, Foot Locker Canada, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team services and sales. Our International operating segment includes the results of Foot Locker Europe, Runners Point, Sidestep, Foot Locker Asia Pacific, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.  Prior-year information has been restated to reflect this change.

The Company evaluates performance based on several factors, of which the primary financial measure is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
Sales	$2,025	$2,001

Operating Results
Division profit	247	283
Less: Pension litigation (1)	12	—
Less: Corporate expense (2)	11	15
Income from operations	224	268
Interest income, net	(2)	—
Other income (3)	3	1
Income before income taxes	$229	$269

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Included in the thirteen weeks ended May 5, 2018 is a pre-tax charge of $12 million relating to a pension litigation matter described further in Note 14, Legal Proceedings.
(2)

Corporate expense consists of unallocated selling general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income,  changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

4. Litigation and Other Charges

As more fully discussed in Note 14, Legal Proceedings, during the first quarter of 2018 the Company recorded a $12 million charge related to the pension litigation. This charge comprised $11 million related to the estimated cost of the reformation and $1 million in professional fees incurred in connection with the plan reformation.

During the third quarter of the prior year, the Company reorganized its organizational structure by adjusting certain divisional responsibilities between our various businesses. The following is a reconciliation of the accrual recorded in connection with that event for the quarter ended May 5, 2018:

	Severance and	Other Related
	Benefit Costs	Charges	Total
	($ in millions)
Balance at February 3, 2018	$5	$2	$7
Amounts charged to expense	—	—	—
Cash payments	(2)	—	(2)
Balance at May 5, 2018	$3	$2	$5

5. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	May 5,	April 29,	February 3,
	2018	2017	2018
	($ in millions)
Cash and cash equivalents	$1,029	$1,049	$849
Restricted cash included in other current assets	1	1	1
Restricted cash included in other non-current assets	181	27	181
Cash, cash equivalents, and restricted cash	$1,211	$1,077	$1,031

Amounts included in restricted cash primarily relate to funds deposited to a qualified settlement fund in connection with the pension litigation and amounts held in escrow in connection with various leasing arrangements in Europe. In addition, restricted cash reflects deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

6. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the first quarter change in our organizational and internal reporting structure, we have determined that we have one reportable segment. We have reassessed our reporting units in light of this change and have deemed the collective omni-channel banners in North America and International to be the two reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. As required, we conducted our annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value.

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 5, 2018			April 29, 2017			February 3, 2018
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$128	$(117)	$11	$118	$(107)	$11	$135	$(122)	$13
Trademarks / trade names	20	(14)	6	20	(13)	7	20	(14)	6
Favorable leases	7	(6)	1	7	(5)	2	7	(6)	1
	$155	$(137)	$18	$145	$(125)	$20	$162	$(142)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$25			$23			$26
Other intangible assets, net			$43			$43			$46

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2018 did not result in the recognition of impairment.

Amortization expense recorded is as follows:

	Thirteen weeks ended
($ in millions)	May 5, 2018	April 29, 2017
Amortization expense	$1	$1

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2018	$3
2019	4
2020	3
2021	2
2022	2
2023	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	May 5,	April 29,	February 3,
	2018	2017	2018
	($ in millions)
Foreign currency translation adjustments	$(47)	$(123)	$(9)
Cash flow hedges	1	—	—
Unrecognized pension cost and postretirement benefit	(267)	(233)	(270)
Unrealized loss on available-for-sale security	—	(1)	—
	$(313)	$(357)	$(279)

The changes in AOCL for the thirteen weeks ended May 5, 2018 were as follows:

			Items Related
	Foreign Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 3, 2018	$(9)	$—	$(270)	$(279)
OCI before reclassification	(38)	1	1	(36)
Reclassified from AOCL	—	—	2	2
Other comprehensive income	(38)	1	3	(34)
Balance as of May 5, 2018	$(47)	$1	$(267)	$(313)

Reclassifications from AOCL for the thirteen weeks ended May 5, 2018 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$3
Postretirement benefits- amortization of actuarial gain	—
Net periodic benefit cost (see Note 12)	3
Income tax benefit	(1)
Net of tax	$2

9. Income Taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). This update provides guidance on income tax accounting implications under Public Law 115-97, informally known as the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35 percent to 21 percent, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of the fourth quarter of 2017, the Company had not completed the determination of the accounting implications of the Tax Act on the Company’s tax accruals. However, we reasonably estimated the effects of the Tax Act and recognized a provisional net tax expense of $99 million associated with the Tax Act in the fourth quarter of 2017.

For the thirteen weeks ended May 5, 2018, our accounting for the Tax Act is still incomplete. We have not made any measurement-period adjustments related to these items during the first quarter of fiscal 2018 because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior-year deferred tax activity. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the one-year time period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to evaluate the provisions of the Tax Act, including the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income (“FDII”) provisions. The Company has made an accounting policy election to treat GILTI taxes as a current period expense.

The ultimate effect of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, as well as any related actions the Company may take.

For the thirteen weeks ended May 5, 2018, the Company recorded an income tax provision of $64 million, which represented an effective tax rate of 27.9 percent, compared with the prior-year income tax provision of $89 million, which represented an effective tax rate of 33.0 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of May 5, 2018			As of April 29, 2017			As of February 3, 2018
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$6	$—	$—	$6	$—	$—	$7	$—
Foreign exchange forward contracts	—	1	—	—	—	—	—	1	—
Total Assets	$—	$7	$—	$—	$6	$—	$—	$8	$—
Liabilities
Foreign exchange forward contracts	—	1	—	—	2	—	—	1	—
Total Liabilities	$—	$1	$—	$—	$2	$—	$—	$1	$—

In conjunction with the first quarter 2018 adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,  our security classified as available-for-sale is now recorded at fair value with gains and losses reported to other income in our Statement of Operations,  whereas previously it was recorded to AOCL.  The adjustment recorded to retained earnings as a result of adopting ASU 2016-01 was not significant. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	May 5,	April 29,	February 3,
	2018	2017	2018
	($ in millions)
Carrying value	$125	$127	$125
Fair value	$142	$147	$144

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	(in millions, except per share data)
Net Income	$165	$180

Weighted-average common shares outstanding	118.7	131.4
Dilutive effect of potential common shares	0.4	1.2
Weighted-average common shares outstanding assuming dilution	119.1	132.6

Earnings per share - basic	$1.39	$1.37
Earnings per share - diluted	$1.38	$1.36

Anti-dilutive option awards excluded from diluted calculation	2.2	0.2

Additionally, shares of 1.1 million and 0.4 million as of May 5, 2018 and April 29, 2017, respectively, have been excluded from diluted weighted-average shares as the number of shares that will be issued is contingent on the Company’s performance metrics as compared to the pre-established performance goals which have not been achieved as of May 5, 2018 and April 29, 2017. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income. In conjunction with the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,   service cost continues to be recognized as part of SG&A expense, while the remaining pension and postretirement expense components are now recognized as part of other income. Prior periods were not reclassified as required by this ASU as the amounts were not considered significant.

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	May 5,	April 29,	May 5,	April 29,
($ in millions)	2018	2017	2018	2017
Service cost	$5	$4	$—	$—
Interest cost	6	6	—	—
Expected return on plan assets	(10)	(9)	—	—
Amortization of net loss (gain)	3	3	—	—
Net benefit expense (income)	$4	$4	$—	$—

The Company continually evaluates the amount and timing of any future contributions. Actual contributions are dependent on several factors; however, the Company expects to make contributions totaling $128 million during 2018 in connection with the anticipated U.S. pension plan reformation. The Company contributed approximately $30 million in late May 2018 and currently expects the remaining balance to be contributed on or before September 15, 2018. See Note 14,  Legal Proceedings, for further information about this matter.

13. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$2
Restricted stock and restricted stock units	3	3
Total share-based compensation expense	$5	$5

Tax benefit recognized	$1	$1

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Stock Option Plans		Stock Purchase Plan
	May 5,	April 29,	May 5,	April 29,
	2018	2017	2018	2017
Weighted-average risk free rate of interest	2.7%	2.1%	1.2%	0.7%
Expected volatility	37%	25%	30%	29%
Weighted-average expected award life (in years)	5.5	5.3	1.0	1.0
Dividend yield	3.1%	1.7%	2.1%	2.0%
Weighted-average fair value	$12.35	$15.58	$16.49	$10.33

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the following table covers option activity under the Company’s stock option plans for the thirteen weeks ended May 5, 2018:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,739		$52.45
Granted	379		44.79
Exercised	(4)		11.66
Expired or cancelled	(23)		50.19
Options outstanding at May 5, 2018	3,091	6.7	$51.58
Options exercisable at May 5, 2018	2,174	5.6	$48.91
Options available for future grant at May 5, 2018	8,271

The total fair value of options vested as of May 5, 2018 and April 29, 2017 was $8 million and $7 million, respectively. The cash received from option exercises and the related tax benefit for the thirteen weeks ended May 5, 2018 was not significant.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Exercised	$—	$15

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Outstanding	$11	$84
Outstanding and exercisable	$11	$74

As of May 5, 2018 there was $8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table summarizes information about stock options outstanding and exercisable at May 5, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	267	2.3	$16.39	267	$16.39
$24.75 to $34.75	457	4.3	32.33	419	32.10
$44.78 to $45.75	708	7.9	44.93	339	45.08
$46.64 to $62.11	699	6.4	61.00	674	61.35
$63.79 to $73.21	960	8.3	68.60	475	67.12
	3,091	6.7	$51.58	2,174	$48.91

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program, and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were 874,458 and 669,542 RSU awards outstanding as of May 5, 2018 and April 29, 2017, respectively.

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

Restricted stock and RSU activity for the thirteen weeks ended May 5, 2018 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	374		$59.15
Granted (1)	635		47.31
Vested	(80)		62.78
Cancelled (2)	(46)		60.55
Nonvested at May 5, 2018	883	2.5	$50.22
Aggregate value ($ in millions)	$44

(1)

Approximately 0.4 million performance-based RSUs were granted during the first quarter of 2018 and are included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.

(2)

Adjustments were made to performance-based RSUs previously granted and are included as cancelled in the table above. These adjustments reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

The total value of awards for which restrictions lapsed during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $5 million and $13 million, respectively. As of May 5, 2018, there was $33 million of total unrecognized compensation cost related to nonvested restricted awards.

14. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a purported Fair Credit Reporting Act class action in California, a purported meal break class action in California, and a purported class action in New York alleging failure to pay for all hours worked by employees. The Company and certain officers of the Company are defendants in a  purported securities law class action in New York. Additionally, the directors and certain officers of the Company are defendants in a related derivative action.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the last several years, the Company and the Company’s U.S. retirement plan have been defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleged that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion.

In early 2018, the Company exhausted all of its legal remedies and is required to reform the pension plan consistent with the trial court’s decision and judgment. The amount accrued as of February 3, 2018 was $278 million.  During the first quarter of 2018, the estimated value of the judgment was increased by $11 million, of which $7 million related to a change in the estimated value of the judgment, based on additional facts as to how the reformation should be calculated, and $4 million related to the interest that continues to accrue as required by the provisions of the required plan reformation. We have been, and will continue, working with plaintiffs’ counsel and the court on the specific steps needed to implement the judgment, which we expect to occur during our second quarter. Until the court enters its final order the Company cannot complete the reformation of the plan as the actual terms of the reformation must be approved by the court. The court will be ruling on the fairness of the class counsel fees and how those costs will be shared by the class members. We believe the amount we have accrued for this matter is appropriate in light of the facts as we currently understand them.

Management does not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, as described above, would have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, taken as a whole, based upon current knowledge and taking into consideration current accruals. Litigation is inherently unpredictable. Judgments could be rendered or settlements made that could adversely affect the Company’s operating results or cash flows in a particular period.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2017 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Overview

Foot Locker, Inc., through its subsidiaries, is one of the largest athletic footwear and apparel retailers in the world. The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. Through various marketing channels and experiences, including social, digital, broadcast, and print media, as well as various sports sponsorships and events, we reinforce our image with a consistent message — namely, that we are a destination for premium athletically-inspired shoes and apparel with a wide selection of merchandise in a full-service environment.

We identify our operating segments according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to fiscal 2018, we had two reportable segments, Athletic Stores and Direct-to-Customers. Beginning in fiscal 2018, the Company has changed its organizational and internal reporting structure in order to execute our omni-channel strategy. This change resulted in the combination of our stores and direct-to-customer financial results.

The Company has determined that it has two operating segments, North America and International. Our North America operating segment includes the results of the following banners: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, SIX:02, Foot Locker Canada, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team services and sales. Our International operating segment includes the results of Foot Locker Europe, Runners Point, Sidestep, Foot Locker Asia Pacific, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Store Count

At May 5, 2018,  we operated 3,284 stores as compared with 3,310 and 3,354 stores at February 3, 2018 and April 29, 2017, respectively. A total of 116 franchised stores were operating at May 5, 2018, as compared with 112 and 77 stores at February 3, 2018 and April 29, 2017, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. The Company estimates the tax effect of the non-GAAP adjustments by applying its marginal rate to each of the respective items. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Pre-tax income:
Income before income taxes	$229	$269
Pre-tax amounts excluded from GAAP:
Pension litigation charge	12	—
Adjusted income before income taxes (non-GAAP)	$241	$269

After-tax income:
Net income	$165	$180
After-tax adjustments excluded from GAAP:
Pension litigation charge, net of income tax benefit of $3 million	9	—
Adjusted net income (non-GAAP)	$174	$180

Earnings per share:
Diluted EPS	$1.38	$1.36
Diluted EPS amounts excluded from GAAP:
Pension litigation charge	0.07	—
Adjusted diluted EPS (non-GAAP)	$1.45	$1.36

During the first quarter ended May 5, 2018, the Company recorded a charge of $12 million, $9 million after-tax or $0.07 per share, related to pension litigation. Please see Item 1. “Financial Statements,” Note 14, Legal Proceedings for further information on this charge.

Results of Operations

We evaluate performance based on several factors, the primary financial measure of which is division results. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income.

The following table summarizes our results:

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
Sales	$2,025	$2,001

Operating Results
Division profit	247	283
Less: Pension litigation (1)	12	—
Less: Corporate expense (2)	11	15
Income from operations	224	268
Interest income, net	(2)	—
Other income (3)	3	1
Income before income taxes	$229	$269

(1)	Included in the thirteen weeks ended May 5, 2018 is a pre-tax charge of $12 million relating to a pension litigation matter described further in Note 14, Legal Proceedings.
(2)

Corporate expense consists of unallocated selling general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $3 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $10 million for the thirteen weeks ended May 5, 2018 thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense increased by $5 million for the thirteen weeks ended May 5, 2018. The increase for the thirteen weeks ended May 5, 2018 was primarily due to increased corporate support costs primarily related to information technology.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

The increase in other income for the thirteen weeks ended May 5, 2018 as compared with the corresponding prior-year period primarily reflects increased royalty income and lease termination gains.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable-store sales also includes our direct-to-customer channel. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

Sales increased by $24 million, or 1.2 percent, to $2,025 million for the thirteen weeks ended May 5, 2018, from $2,001 million for the thirteen weeks ended April 29, 2017. Excluding the effect of foreign currency fluctuations, total sales decreased by 1.5 percent for the thirteen weeks ended May 5, 2018.  Total comparable-store sales decreased by 2.8 percent thirteen weeks ended May 5, 2018.  The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended
	May 5,	April 29,
	2018	2017
	($ in millions)
Stores
Sales	$1,743	$1,722
$ Change	$21
% Change	1.2%
% of total sales	86.1%	86.1%
Comparable sales (decrease)	(3.1)%	(1.2)%

Direct-to-customers
Sales	$282	$279
$ Change	$3
% Change	1.1%
% of total sales	13.9%	13.9%
Comparable sales (decrease) / increase	(0.5)%	12.1%

Effective with the first quarter of 2018, the Company discloses one reportable segment and accordingly the following discussion describes the changes in sales by banner on an omni-channel basis, meaning that each banner’s results are inclusive of their store and e-commerce activity.

Excluding the effect of foreign currency, sales declined for the thirteen weeks ended May 5, 2018 and was primarily related to declines in our Foot Locker Europe, Champs Sports, Runners Point, Sidestep, and Footaction banners. The sales decline for these banners primarily reflected a decrease in footwear sales, which was partially offset by gains in apparel for most of these banners. Our European businesses were negatively affected by the decline in popularity of certain casual footwear styles. Foot Locker and Kids Foot Locker both experienced an increase in sales, which was primarily driven by the apparel category in addition to gains in the children’s footwear category. Our e-commerce business in Europe experienced a decline, while our U.S. e-commerce business was relatively flat with the prior year on a comparable basis.

The footwear category experienced a decline during the quarter and was primarily caused by a decline in men’s basketball, which was offset, in part, by an increase in certain running styles. The comparable-store sales decline in women’s footwear primarily reflected decreases in women’s running and court styles reflecting the prior-year success of certain offerings with no such comparable offerings in the current year.

The overall comparable-store increase in apparel was produced by the majority of our banners, as this category performed very well during the quarter. The gains primarily reflected comparable-store sales increases in men’s and children’s branded apparel, partially offset by a decline in men’s private label apparel.

Gross Margin

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
Gross margin rate	32.9%	34.0%
Basis point change in the gross margin rate	(110)
Components of the change-
Decrease in the merchandise margin rate	(60)
Higher occupancy and buyers' compensation expense rate	(50)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate decreased by 110 basis points for the thirteen weeks ended May 5, 2018. The merchandise margin rate decline for the quarter primarily reflected higher markdown rates, as the Company was more promotional in order to proactively manage inventory levels at optimal levels.  Additionally, although to a lesser degree, a decline in our shipping and handling revenue also negatively affected the merchandise margin rate.  The higher occupancy and buyers’ compensation expense rate for the quarter reflected an increase in rent-related costs primarily attributed to several high-profile location leases entered into recently, partially offset by rent reductions in certain other stores.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
SG&A	$385	$371
$ Change	$14
% Change	3.8%
SG&A as a percentage of sales	19.0%	18.5%

SG&A increased by $14 million, or by 50 basis points, to $385 million for the thirteen weeks ended May 5, 2018, as compared with the prior year. Excluding the effect of foreign currency fluctuations, the SG&A expense rate increased by 20 basis points for the thirteen weeks ended May 5, 2018, as compared with the corresponding prior-year period.

The increase in the SG&A expense rate reflected higher wages, as compared with the corresponding prior-year period, as wages increased at a higher rate than sales. Additionally, we incurred higher costs in connection with our ongoing investment in various technology and infrastructure projects, coupled with an accrual for a legal matter. This was partially offset by insurance recoveries received for damaged inventory and fixed assets relating to losses incurred last year during Hurricane Maria.

Depreciation and Amortization

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Depreciation and amortization	$45	$41
$ Change	$4
% Change	9.8%

Depreciation and amortization increased by $4 million for the thirteen weeks ended May 5, 2018, as compared with the corresponding prior-year period. The increase in depreciation and amortization reflected ongoing capital spending on store projects, enhancing our digital capabilities, and various other technologies and infrastructure.

Division Profit

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Division profit	$247	$283
Division profit margin	12.2%	14.1%

Division profit decreased by 12.7 percent for the thirteen weeks ended May 5, 2018 as compared with the corresponding prior-year period. The decline in division profit reflected both a lower gross margin rate coupled with the deleverage in the SG&A expense rate. Both factors contributed equally to the decline in division profit.

Interest Expense, Net

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Interest expense	$3	$3
Interest income	(5)	(3)
Interest income, net	$(2)	$—

Interest income increased by $2 million for the thirteen weeks ended May 5, 2018, as compared with the corresponding prior-year period, while interest expense was unchanged. The increase in interest income primarily represented higher average interest rates on our cash investments.

Income Taxes

For the thirteen weeks ended May 5, 2018, the Company recorded an income tax provision of $64 million, which represented an effective tax rate of 27.9 percent, compared with the prior-year income tax provision of $89 million, which represented an effective tax rate of 33.0 percent. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

During the thirteen weeks ended April 29, 2017 the Company recognized excess tax benefits of $7 million from share-based compensation, while the amount related to the thirteen weeks ended May 5, 2018 was not significant.

Excluding the above-mentioned excess tax benefits, the effective tax rate for the thirteen weeks ended May 5, 2018 decreased as compared with the corresponding prior-year period, primarily due to the enactment of the Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35 percent to 21 percent. This was offset, in part, by foreign taxes assessed at rates in excess of the U.S. federal rate for which no U.S. foreign tax credit is available, as well as valuation allowances for certain foreign operating loss carryforwards that the Company estimates it will not be able to utilize in future periods.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will also vary depending on the level and mix of income earned in the various jurisdictions. Please see Item 1. “Financial Statements,” Note 9, Income Taxes for further information.

Net Income

For the thirteen weeks ended May 5, 2018, net income decreased by $15 million, or 8.3 percent, and diluted earnings per share increased by 1.5 percent to $1.38 per share, as compared with the corresponding prior-year period.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from earnings, while the principal uses of cash have been to: fund inventory and other working capital requirements;  finance capital expenditures related to store openings, store remodelings, Internet and mobile sites, information systems, and other support facilities;  make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of May 5, 2018,  approximately $646 million remained available under the Company’s current $1.2 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the first quarter of 2018, we recorded a pre-tax charge of $12 million ($9 million after-tax or $0.07 per diluted share) in connection with the pension litigation. The accrued amount as of May 5, 2018 was $289 million and is classified as a long-term liability. The accrual will continue to increase with interest until paid, as required by the provisions of the required plan reformation. The Company expects to make contributions totaling $128 million to the pension plan during 2018 to fund a portion of this liability. The timing and the amount of actual contributions to the pension plan are dependent on when the court approves the reformation, the funded status of the plan, and various other factors, such as interest rates and the performance of the plan’s assets.

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

Operating Activities

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Net cash provided by operating activities	$415	$159
$ Change	$256

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The increase from the prior year primarily reflects working capital changes and a decrease of $61 million in cash paid for income taxes during the thirteen weeks ended May 5, 2018. In the prior year, we contributed $25 million to our U.S. qualified pension plan. No such contribution was made during the thirteen weeks ended May 5, 2018. The overall increase was partially offset by the decline in net income as compared with the prior year.

Investing Activities

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Net cash used in investing activities	$63	$75
$ Change	$(12)

Capital expenditures declined by $11 million compared with the corresponding prior-year period.  This represented a decline in spending on store projects partially offset by an increase related to technology projects. The Company’s full-year capital spending is expected to be approximately $229 million, which includes $124 million related to the remodeling or relocation of approximately 110 existing stores and the opening of approximately 40 new stores, as well as $105 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. Additionally, during the thirteen weeks ending May 5, 2018, we finalized our insurance claim relating to Hurricane Maria and recorded a gain of $5 million. We received $1 million of insurance proceeds for fixed assets and we will receive an additional $4 million during the second quarter, of which $1 million will be classified as an investing activity.

Financing Activities

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	($ in millions)
Net cash used in financing activities	$154	$79
$ Change	$75

During the thirteen weeks ended May 5, 2018, we repurchased 2,616,805 shares of our common stock for $112 million, as compared with 546,100 shares repurchased for $38 million in the corresponding prior-year period. The Company also declared and paid dividends of $41 million during the first quarter of 2018 and 2017. This represented quarterly rates of $0.345 and $0.31 per share for 2018 and 2017, respectively. Additionally, the amount received for proceeds from common stock in connection with employee stock was not significant for the thirteen weeks ended May 5, 2018, and was $9 million for the corresponding prior-year period. Also, during the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company paid $1 million and $9 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

The Company’s contractual cash obligations and commercial commitments at May 5, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since February 3, 2018 other than amounts related to tax reform. The Company plans to elect to pay the tax related to the mandatory deemed repatriation (“toll charge”) in annual installments over an eight year period. During the first quarter of 2018, the IRS issued a Q&A which indicated that a taxpayer may not receive a refund, or credit any portion of properly applied 2017 tax payments, unless the amount of payments exceeds the entire unpaid toll charge. Due to the Company’s prepayments with the IRS, the entire amount of the toll charge has been satisfied. Approximately $10 million related to tax reform remains payable, however the timing of payment is not determinable at this time.

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

We are currently migrating our point-of-sale software to a new platform.  Approximately 500 stores have been converted to the new software platform as May 5, 2018, and we expect to complete the implementation primarily in this fiscal year. In connection with this implementation and resulting business process changes, we may make changes to the design and operation to our internal control over financial reporting.

During the quarter ended May 5, 2018, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software noted above, (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended May 5, 2018:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
February 4 - March 3, 2018	14,200	$44.74	14,200	$757,828,494
March 4 - April 7, 2018	2,232,984	43.10	2,202,605	662,907,107
April 8 - May 5, 2018	400,036	42.18	400,000	646,034,376
	2,647,220	$42.97	2,616,805

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock awards and restricted stock units which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

Date: June 6, 2018	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

FOOT LOCKER, INC.

INDEX OF  EXHIBITS

Exhibit No.	Description
10.1†	Foot Locker Executive Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).
10.2†	Form of Accelerate Future Growth Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 12, 2018 filed on April 18, 2018).
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.