Form 10-Q
period 2018-08-04
FOOT LOCKER, INC.
filed 2018-09-12
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 4, 2018

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

Number of shares of Common Stock outstanding as of August 31, 2018: 114,896,024

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	August 4,	July 29,	February 3,
	2018	2017	2018
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$950	$1,043	$849
Merchandise inventories	1,254	1,290	1,278
Other current assets	320	311	424
	2,524	2,644	2,551
Property and equipment, net	842	821	866
Deferred taxes	108	167	48
Goodwill	158	158	160
Other intangible assets, net	41	45	46
Other assets	159	111	290
	$3,832	$3,946	$3,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$408	$162	$258
Accrued and other liabilities	313	308	358
	721	470	616
Long-term debt	124	126	125
Other liabilities	505	456	701
Total liabilities	1,350	1,052	1,442
Shareholders’ equity:
Common stock and paid-in capital: 121,497,470; 133,134,411; and 121,262,456 shares outstanding, respectively	857	916	842
Retained earnings	2,232	2,403	2,019
Accumulated other comprehensive loss	(340)	(284)	(279)
Less: Treasury stock at cost: 5,869,122; 2,034,408; and 1,433,433 shares, respectively	(267)	(141)	(63)
Total shareholders' equity	2,482	2,894	2,519
	$3,832	$3,946	$3,961

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Sales	$1,782	$1,701	$3,807	$3,702

Cost of sales	1,243	1,198	2,602	2,519
Selling, general and administrative expenses	380	339	765	710
Depreciation and amortization	44	42	89	83
Litigation and other charges	3	50	15	50
Income from operations	112	72	336	340

Interest income, net	(1)	(1)	(3)	(1)
Other income	(2)	—	(5)	(1)
Income before income taxes	115	73	344	342
Income tax expense	27	22	91	111
Net income	$88	$51	$253	$231

Basic earnings per share	$0.76	$0.39	$2.15	$1.76
Weighted-average shares outstanding	116.6	131.3	117.7	131.3

Diluted earnings per share	$0.75	$0.39	$2.14	$1.74
Weighted-average shares outstanding, assuming dilution	117.1	132.0	118.1	132.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net income	$88	$51	$253	$231
Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $1, $5, $(7), and $5 million, respectively	(20)	70	(58)	74

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	2	1	1

Available for sale securities:
Unrealized gain on available for sale securities	—	1	—	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $1, $1, and $2 million, respectively	2	—	4	3
Pension remeasurement and foreign currency fluctuations arising during the year, net of income tax benefit of $3, $-, $3, and $- million, respectively	(9)	—	(8)	—
Comprehensive income	$61	$124	$192	$310

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Twenty-six weeks ended
	August 4,	July 29,
	2018	2017

From operating activities:
Net income	$253	$231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	83
Share-based compensation expense	9	8
Qualified pension plan contributions	(30)	(25)
Change in assets and liabilities:
Merchandise inventories	3	41
Accounts payable	155	(93)
Accrued and other liabilities	—	(38)
Pension litigation accrual	15	50
Class counsel fees paid in connection with pension litigation	(97)	—
Other, net	30	(6)
Net cash provided by operating activities	427	251

From investing activities:
Capital expenditures	(115)	(150)
Insurance proceeds related to loss on property and equipment	2	—
Net cash used in investing activities	(113)	(150)

From financing activities:
Purchase of treasury shares	(205)	(59)
Dividends paid on common stock	(81)	(82)
Proceeds from exercise of stock options	4	10
Treasury stock reissued under employee stock plan	2	5
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(9)
Net cash used in financing activities	(281)	(135)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(25)	34
Net change in cash, cash equivalents, and restricted cash	8	—
Cash, cash equivalents, and restricted cash at beginning of period	1,031	1,073
Cash, cash equivalents, and restricted cash at end of period	$1,039	$1,073

Cash paid during the period:
Interest	$5	$6
Income taxes	$129	$155

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this ASU during the first quarter of 2018 using the modified retrospective method, and as a result increased deferred income tax assets by $37 million. The Company recorded an adjustment to opening retained earnings to write off the income tax effects that had been deferred from past intercompany transactions involving non-inventory assets. The Company also recorded deferred tax assets with an offset to opening retained earnings for amounts that were not previously recognized under the previous guidance but are recognized under this ASU.

Other recently adopted ASUs are discussed within the applicable disclosures on the following pages.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted. These new leasing standards are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The Company intends to adopt Topic 842 during the first quarter of 2019 using the optional transition method provided by ASU 2018-11. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and our current evaluation of the standard, we estimate the adoption will result in the addition of $3 billion to $4 billion of assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows.

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

Gift Cards

The Company sells gift cards, which do not have expiration dates to its customers. Revenue from gift card sales is recorded when the gift cards are redeemed. Effective as of the first quarter of 2018 with the adoption of Topic 606, gift card breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, unless there is a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. This reflects a change in our accounting for gift card breakage from the remote method to the proportional method. As a result of adopting Topic 606, the Company recorded $4 million, or $3 million net of tax, as an increase to opening retained earnings to reflect the cumulative effect of this change based upon historical redemption patterns.  Additionally, breakage income was previously recorded within selling, general and administrative expenses; however, with the adoption of this standard in the first quarter of 2018, this income is reported as part of sales. This change in classification is not considered significant.

2. Revenue

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Stores	$1,542	$1,485	$3,285	$3,207
Direct-to-customers	240	216	522	495
Total sales	$1,782	$1,701	$3,807	$3,702

Sales disaggregated based upon geographic area is presented in the below table. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
United States	$1,220	$1,146	$2,721	$2,646
International	562	555	1,086	1,056
Total sales	$1,782	$1,701	$3,807	$3,702

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 4, 2018	$38
Redemptions	(43)
Cumulative catch-up adjustment to retained earnings from the adoption of Topic 606	(4)
Breakage recognized	(3)
Activations	39
Foreign currency fluctuations	(1)
Balance at August 4, 2018	$26

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

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to fiscal 2018, the Company had two reportable segments: Athletic Stores and Direct-to-Customers. Beginning in fiscal 2018, the Company has changed its organizational and internal reporting structure in order to execute our omni-channel strategy. In light of these changes, the Company has re-evaluated its operating segments, which now reflect the combination of stores and direct-to-customer by geography. The Company has determined that it has two operating segments, North America and International. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team services and sales. Our International operating segment includes the results of the following banners operating in Europe, Australia, and New Zealand: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Prior-year information has been restated to reflect this change.

The Company evaluates performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Sales	$1,782	$1,701	$3,807	$3,702

Operating Results
Division profit	131	129	378	412
Less: Pension litigation (1)	3	50	15	50
Less: Corporate expense (2)	16	7	27	22
Income from operations	112	72	336	340
Interest income, net	(1)	(1)	(3)	(1)
Other income (3)	2	—	5	1
Income before income taxes	$115	$73	$344	$342

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Included in the thirteen and twenty-six weeks ended August 4, 2018 are pre-tax charges of $3 million and $15 million, respectively, relating to a pension litigation matter described further in Note 14, Legal Proceedings. Included in the thirteen and twenty-six weeks ended July 29, 2017 are pre-tax charges of $50 million in both periods relating to the same matter.

(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income,  changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

4. Litigation and Other Charges

As more fully discussed in Note 14, Legal Proceedings, the Company recorded charges related to the pension litigation of $3 million and $15 million for the thirteen and twenty-six weeks ended August 4, 2018. For the thirteen and twenty-six weeks ended August 4, 2018, the Company recorded charges of $2 million and $13 million, respectively, representing adjustments to the estimated cost of reformation and interest. Additionally, professional fees in connection with the plan reformation were incurred totaling $1 million and $2 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively. During the second quarter of 2017, the Company recorded $50 million of charges related to the pension litigation.

During the third quarter of the prior year, the Company reorganized its organizational structure by adjusting certain divisional responsibilities between our various businesses. The following is a rollforward of the liability related to that event for the twenty-six weeks ended August 4, 2018:

	Severance and	Other Related
	Benefit Costs	Charges	Total
	($ in millions)
Balance at February 3, 2018	$5	$2	$7
Cash payments	(4)	(1)	(5)
Balance at August 4, 2018	$1	$1	$2

5. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	August 4,	July 29,	February 3,
	2018	2017	2018
	($ in millions)
Cash and cash equivalents	$950	$1,043	$849
Restricted cash included in other current assets	1	1	1
Restricted cash included in other non-current assets	88	29	181
Cash, cash equivalents, and restricted cash	$1,039	$1,073	$1,031

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the first quarter 2018 change in our organizational and internal reporting structure, we have determined that we have one reportable segment. We have reassessed our reporting units in light of this change and have deemed the collective omni-channel banners in North America and International to be the two reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. As required, we conducted our annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value.

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 4, 2018			July 29, 2017			February 3, 2018
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$125	$(115)	$10	$128	$(115)	$13	$135	$(122)	$13
Trademarks / trade names	20	(14)	6	20	(13)	7	20	(14)	6
Favorable leases	7	(6)	1	7	(6)	1	7	(6)	1
	$152	$(135)	$17	$155	$(134)	$21	$162	$(142)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$24			$24			$26
Other intangible assets, net			$41			$45			$46

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2018 did not result in the recognition of impairment. Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2018	$2
2019	4
2020	3
2021	2
2022	2
2023	2

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

Accumulated other comprehensive loss (“AOCL”), net of x, is comprised of the following:

	August 4,	July 29,	February 3,
	2018	2017	2018
	($ in millions)
Foreign currency translation adjustments	$(67)	$(53)	$(9)
Cash flow hedges	1	2	—
Unrecognized pension cost and postretirement benefit	(274)	(233)	(270)
	$(340)	$(284)	$(279)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in AOCL for the twenty-six weeks ended August 4, 2018 were as follows:

			Items Related
	Foreign Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 3, 2018	$(9)	$—	$(270)	$(279)
OCI before reclassification	(58)	1	1	(56)
Amortization of pension actuarial (gain)/loss, net of tax	—	—	4	4
Pension remeasurement, net of tax	—	—	(9)	(9)
Other comprehensive income	(58)	1	(4)	(61)
Balance as of August 4, 2018	$(67)	$1	$(274)	$(340)

Reclassifications from AOCL for the twenty-six weeks ended August 4, 2018 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$6
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 12)	5
Income tax benefit	(1)
Net of tax	$4

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

As of the fourth quarter of 2017, the Company had not completed the determination of the accounting implications of the Tax Act on the Company’s tax accruals. However, we reasonably estimated the effects of the Tax Act and recognized a provisional net tax expense of $99 million associated with the Tax Act in the fourth quarter of 2017. During the second quarter of 2018, the Company reduced its provisional calculation by $1 million, which represented a revised estimate of foreign tax credits. Our accounting for the Tax Act is still incomplete as we have not finalized the deemed repatriation of deferred foreign income and prior-year deferred tax activity. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the one-year time period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.

The Company continues to evaluate the provisions of the Tax Act, including the global intangible low-taxed income (“GILTI”), the foreign derived intangible income (“FDII”) provisions, and the base erosion and anti-abuse tax (“BEAT”). The Company has made an accounting policy election to treat GILTI taxes as a current period expense.

The ultimate effect of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, as well as any related actions the Company may take.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six weeks ended August 4, 2018, the Company recorded income tax provisions of $27 million and $91 million, which represented effective tax rates of 23.6 percent and 26.4 percent, respectively. For the thirteen and twenty-six weeks ended July 29, 2017, the Company recorded income tax provisions of $22 million and $111 million, which represented effective tax rates of 30.9 percent and 32.6 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of August 4, 2018			As of July 29, 2017			As of February 3, 2018
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment in equity securities	$—	$15	$—	$—	$—	$—	$—	$—	$—
Available-for-sale security	—	7	—	—	7	—	—	7	—
Foreign exchange forward contracts	—	2	—	—	3	—	—	1	—
Total Assets	$—	$24	$—	$—	$10	$—	$—	$8	$—
Liabilities
Foreign exchange forward contracts	—	1	—	—	1	—	—	1	—
Total Liabilities	$—	$1	$—	$—	$1	$—	$—	$1	$—

In the first quarter of 2018 the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company’s equity investment, under the practicability exception, is now measured at cost adjusted for changes in observable prices minus impairment. Additionally, our security classified as available-for-sale is now recorded at fair value with gains and losses reported to other income in our Statement of Operations, whereas previously it was recorded to AOCL. The adjustment recorded to retained earnings as a result of adopting ASU 2016-01 was not significant. The fair value of the Company’s investment in equity securities is determined by using quoted prices for identical or similar instruments in markets that are not active and therefore are classified as Level 2. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	August 4,	July 29,	February 3,
	2018	2017	2018
	($ in millions)
Carrying value	$124	$126	$125
Fair value	$140	$146	$144

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in millions, except per share data)
Net Income	$88	$51	$253	$231

Weighted-average common shares outstanding	116.6	131.3	117.7	131.3
Dilutive effect of potential common shares	0.5	0.7	0.4	1.0
Weighted-average common shares outstanding assuming dilution	117.1	132.0	118.1	132.3

Earnings per share - basic	$0.76	$0.39	$2.15	$1.76
Earnings per share - diluted	$0.75	$0.39	$2.14	$1.74

Anti-dilutive option awards excluded from diluted calculation	2.0	1.7	1.7	0.8

Additionally, shares of 1.1 million and 0.4 million as of August 4, 2018 and July 29, 2017, respectively, have been excluded from diluted weighted-average shares as the number of shares that will be issued is contingent on the Company’s performance metrics as compared to the pre-established performance goals which have not been achieved as of August 4, 2018 and July 29, 2017. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

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

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$4	$4	$9	$8	$—	$—	$—	$—
Interest cost	7	7	13	13	—	—	—	—
Expected return on plan assets	(9)	(10)	(19)	(19)	—	—	—	—
Amortization of net loss (gain)	3	4	6	7	(1)	(1)	(1)	(1)
Net benefit expense (income)	$5	$5	$9	$9	$(1)	$(1)	$(1)	$(1)

The Company contributed $30 million in May 2018 and $98 million in early September 2018 to the U.S. qualified pension plan.  The Company continually evaluates the amount and timing of any future contributions.

In connection with the pension litigation more fully disclosed in Note 14, Legal Proceedings, the Company reformed its U.S. qualified pension plan during the second quarter of 2018, which resulted in the reclassification of the accrued liability previously recorded and the remeasurement of the liability. The Company reclassified $194 million, after the payment of class counsel fees, to the U.S. qualified pension plan liability. After this reclassification, the remeasurement resulted in an increase to the benefit obligation of $12 million, with a corresponding charge to accumulated other comprehensive loss of $9 million, net of tax. The assumptions used to determine the remeasured benefit obligation did not change from the beginning of the year with the exception of the discount rate which increased from 3.7 percent to 4.0 percent.

13. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$1	$3	$3	$5
Restricted stock and restricted stock units	3	—	6	3
Total share-based compensation expense	$4	$3	$9	$8

Tax benefit recognized	$—	$1	$1	$2

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended August 4, 2018 and July 29, 2017:

	Stock Option Plans		Stock Purchase Plan
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Weighted-average risk free rate of interest	2.7%	2.1%	1.6%	0.8%
Expected volatility	37%	25%	41%	29%
Weighted-average expected award life (in years)	5.5	5.3	1.0	1.0
Dividend yield	3.1%	1.7%	2.3%	2.0%
Weighted-average fair value	$12.37	$15.56	$14.89	$10.61

The information in the following table covers option activity under the Company’s stock option plans for the twenty-six weeks ended August 4, 2018:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,739		$52.45
Granted	380		44.82
Exercised	(134)		31.47
Expired or cancelled	(48)		57.91
Options outstanding at August 4, 2018	2,937	6.5	$52.33
Options exercisable at August 4, 2018	2,054	5.4	$50.00
Options available for future grant at August 4, 2018	8,323

The total fair value of options vested as of August 4, 2018 and July 29, 2017 was $8 million and $7 million, respectively. The cash received from option exercises was $4 million for both the thirteen and twenty-six weeks ended August 4, 2018. The total tax benefit realized from option exercises was $1 million for both the thirteen and twenty-six weeks ended August 4, 2018.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	($ in millions)
Exercised	$3	$—	$3	$15

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
	($ in millions)
Outstanding	$15	$23
Outstanding and exercisable	$13	$23

As of August 4, 2018 there was $7 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at August 4, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	240	2.2	$17.10	240	$17.10
$24.75 to $34.75	395	4.5	32.16	356	31.88
$44.78 to $45.75	663	7.7	44.92	299	45.08
$46.64 to $62.11	699	6.0	60.98	683	61.22
$63.79 to $73.21	940	7.9	68.57	476	67.13
	2,937	6.5	$52.33	2,054	$50.00

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 842,768 and 668,120 RSU awards outstanding as of August 4, 2018 and July 29, 2017, respectively.

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

Restricted stock and RSU activity for the twenty-six weeks ended August 4, 2018 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	374		$59.15
Granted (1)	651		47.29
Vested	(94)		63.37
Cancelled (2)	(80)		58.92
Nonvested at August 4, 2018	851	2.3	$49.63
Aggregate value ($ in millions)	$42

(1)

Approximately 0.4 million performance-based RSUs were granted during the first quarter of 2018 and are included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.

(2)

In addition to forfeitures of restricted stock and RSUs, cancellations include adjustments that were made to performance-based RSUs previously granted. These adjustments reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 4, 2018 and July 29, 2017 was $6 million and $14 million, respectively. As of August 4, 2018, there was $29 million of total unrecognized compensation cost related to nonvested restricted awards.

14. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a purported meal break class action in California and a purported class action in New York alleging failure to pay for all hours worked by employees. The Company and certain officers of the Company are defendants in a purported securities law class action in New York. Additionally, the directors and certain officers of the Company are defendants in a related derivative action.

For the last several years, the Company and the Company’s U.S. retirement plan have been defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleged that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. In early 2018, the Company exhausted all of its legal remedies and is required to reform the pension plan consistent with the trial court’s decision and judgment. During the second quarter of 2018, the court entered its final judgment, including the ruling on the fairness of the class counsel fees. The amount accrued as of February 3, 2018 was $278 million. During the first quarter of 2018 the amount of the accrual was increased by $7 million related to a change in the estimated value of the judgment, based on additional facts as to how the reformation should be calculated. Additionally, interest was accrued as mandated by the provisions of the required plan reformation of $2 million and $6 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, bringing the total amount accrued to $291 million. In June 2018, the Company paid $97 million to class counsel representing the court-approved fees. The remaining balance of $194 million was reclassified to the pension plan obligation in connection with the reformation.

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

The Company has determined that it has two operating segments, North America and International. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team services and sales. Our International operating segment includes the results of the following banners operating in Europe, Australia, and New Zealand: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Store Count

At August 4, 2018, we operated 3,276 stores as compared with 3,310 and 3,359 stores at February 3, 2018 and July 29, 2017, respectively. A total of 117 franchised stores were operating at August 4, 2018, as compared with 112 and 82 stores at February 3, 2018 and July 29, 2017, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	($ in millions)
Pre-tax income:
Income before income taxes	$115	$73	$344	$342
Pre-tax amounts excluded from GAAP:
Pension litigation charge	3	50	15	50
Adjusted income before income taxes (non-GAAP)	$118	$123	$359	$392

After-tax income:
Net income	$88	$51	$253	$231
After-tax adjustments excluded from GAAP:
Pension litigation charge, net of income tax benefit of $1, $20, $4, and $20 million	2	30	11	30
U.S. tax reform	(1)	—	(1)	—
Tax benefit related to enacted change in foreign branch currency regulations	(1)	—	(1)	—
Adjusted net income (non-GAAP)	$88	$81	$262	$261

Earnings per share:
Diluted EPS	$0.75	$0.39	$2.14	$1.74
Diluted EPS amounts excluded from GAAP:
Pension litigation charge	0.02	0.23	0.09	0.23
U.S. tax reform	(0.01)	—	(0.01)	—
Tax benefit related to enacted change in foreign branch currency regulations	(0.01)	—	(0.01)	—
Adjusted diluted EPS (non-GAAP)	$0.75	$0.62	$2.21	$1.97

During the thirteen and twenty-six weeks ended August 4, 2018, the Company recorded pre-tax charges of $3 million and $15 million, respectively, in connection with its U.S. retirement plan litigation and required plan reformation. These charges represented $2 million after-tax ($0.02 per share) and $11 million after-tax ($0.09 per share), respectively. During the thirteen and twenty-six weeks ended July 29, 2017, the Company recorded a charge related to the same litigation of $50 million, $30 million after-tax or $0.23 per share. Please see Item 1. “Financial Statements,” Note 14, Legal Proceedings for further information on these charges.

During the fourth quarter of 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. During the second quarter of 2018, we revised the provisional amount that was originally recorded which resulted in a benefit of $1 million. We revised our estimate of the amount of foreign tax credits that we expect to utilize. Our accounting for tax reform is still incomplete as we have not finalized the deemed repatriation of deferred foreign income and prior-year deferred tax activity. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the one-year time period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.

During the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987. These regulations, which were promulgated in December 2016, changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, the Company updated its calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million.

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Sales	$1,782	$1,701	$3,807	$3,702

Operating Results
Division profit	131	129	378	412
Less: Pension litigation (1)	3	50	15	50
Less: Corporate expense (2)	16	7	27	22
Income from operations	112	72	336	340
Interest income, net	(1)	(1)	(3)	(1)
Other income (3)	2	—	5	1
Income before income taxes	$115	$73	$344	$342

(1)

Included in the thirteen and twenty-six weeks ended August 4, 2018 are pre-tax charges of $3 million and $15 million, respectively, relating to a pension litigation matter described further in Note 14, Legal Proceedings.  Included in the thirteen and twenty-six weeks ended July 29, 2017 are pre-tax charges of $50 million in both periods relating to the same matter.

(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $5 million and $9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, as compared with $4 million and $7 million for the corresponding prior-year periods.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $10 million and $20 million for the thirteen and twenty-six weeks ended August 4, 2018 thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense increased by $18 million and $23 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively. The increase for the thirteen and twenty-six weeks ended August 4, 2018 was primarily due to an increase in incentive compensation as well as increased corporate support costs primarily related to information technology.

(3)

Other income includes non-operating items, such as lease termination gains, royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

The increase in other income for the thirteen and twenty-six weeks ended August 4, 2018 as compared with the corresponding prior-year period primarily reflects increased royalty income and lease termination gains.

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

Sales increased by $81 million, or 4.8 percent, to $1,782 million for the thirteen weeks ended August 4, 2018, from $1,701 million for the thirteen weeks ended July 29, 2017. For the twenty-six weeks ended August 4, 2018, sales of $3,807 million increased 2.8 percent from sales of $3,702 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by 3.9 percent and 0.9 percent for the thirteen and twenty-six weeks ended August 4, 2018, respectively. Total comparable sales increased by 0.5 percent for the thirteen weeks ended August 4, 2018 and decreased 1.2 percent for the twenty-six weeks ended August 4, 2018 as compared with the corresponding prior-year periods.  The main difference between the change in comparable sales and the total change in sales represented the shift caused by the 53rd week of 2017, which caused more of the higher-volume back-to-school selling period to be included in this quarter’s results.

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Stores
Sales	$1,542	$1,485	$3,285	$3,207
$ Change	$57		$78
% Change	3.8%		2.4%
% of total sales	86.5%	87.3%	86.3%	86.6%
Comparable sales (decrease)	(0.8)%	(7.5)%	(2.0)%	(4.2)%

Direct-to-customers
Sales	$240	$216	$522	$495
$ Change	$24		$27
% Change	11.1%		5.5%
% of total sales	13.5%	12.7%	13.7%	13.4%
Comparable sales increase	9.3%	5.4%	3.8%	9.1%

Effective with the first quarter of 2018, the Company discloses one reportable segment and, accordingly, the following discussion describes the changes in sales by banner on an omni-channel basis, meaning that each banner’s results are inclusive of its store and e-commerce activity.

Excluding the effect of foreign currency, the increase in sales for both the thirteen and twenty-six weeks ended August 4, 2018 primarily reflects sales gains in our Champs Sports, Foot Locker in the U.S., and Kids Foot Locker banners. Our e-commerce businesses in Europe and the U.S. contributed to the sales gains for both the quarter and year-to-date periods. These increases were partially offset by the continued sales decline in our international banners including Foot Locker, Runners Point, and Sidestep. Footaction’s results for the second quarter were essentially flat with the corresponding prior-year period, although for the year-to-date period sales declined.

For both the thirteen and twenty-six weeks ended August 4, 2018, our direct-to-customers channel generated positive comparable sales results and was offset by a decline experienced in the stores channel. From a product perspective for the combined channels, the increase in the quarter was driven by gains in the apparel category, partially offset by a decline in the footwear category. The year-to-date decline in comparable sales was attributable to a decrease in footwear sales.

The increase in the apparel category for both the quarter and year-to-date periods reflected the continued success in men’s and children’s branded apparel, which was offset, in part, by declines in men’s private-label apparel.

The comparable sales decline in footwear for the thirteen weeks ended August 4, 2018 reflected decreases in women’s and children’s footwear sales, partially offset by gains in sales of men’s footwear. All of these wearer segments experienced comparable declines for the year-to-date period of 2018. For both the quarter and year-to-date periods, the comparable sales decline in women’s footwear primarily reflected decreases in sales of women’s running and court styles. This was the result of our prior-year success of certain women’s offerings with no comparable offerings in the current year. The increase in men’s footwear for the thirteen weeks ended August 4, 2018 primarily represented gains in sales of running styles, which was partially offset by declines in sales of men’s basketball styles. For the year-to-date period, sales of men’s footwear posted a slight comparable sales decline as the gains in sales of running footwear styles were not enough to compensate for the decline in sales of basketball styles.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gross margin rate	30.2%	29.6%	31.7%	32.0%
Basis point change in the gross margin rate	60		(30)
Components of the change-
Increase/ (decrease) in the merchandise margin rate	30		(10)
Lower / (higher) occupancy and buyers' compensation expense rate	30		(20)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate increased by 60 basis points for the thirteen weeks ended August 4, 2018 and decreased by 30 basis points for the twenty-six weeks ended August 4, 2018, as compared with the corresponding prior-year periods. The merchandise margin rate improvement for the thirteen weeks ended August 4, 2018 primarily reflected lower markdown rates as we increased full-price selling during the current quarter. For the twenty-six weeks ended August 4, 2018, the gross margin rate was lower primarily due to additional promotional activity during the first quarter to maintain appropriate inventory levels. For both the quarter and year-to-date periods, shipping and handling revenue declined as a result of higher free shipping offers, which negatively affected the merchandise margin rate.

The occupancy and buyer’s compensation expense rate decreased for the thirteen weeks ended August 4, 2018, which reflected the higher sales, in part due to the shift that resulted due to the 53rd week of 2017, during the quarter as compared with a relatively fixed rent cost. However, the rate increased for the twenty-six weeks ended August 4, 2018 as the increase in sales was not enough to compensate for the increased rent-related costs primarily attributed to several high-profile location leases entered into recently.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
SG&A	$380	$339	$765	$710
$ Change	$41		$55
% Change	12.1%		7.7%
SG&A as a percentage of sales	21.3%	19.9%	20.1%	19.2%

SG&A increased by $41 million, or by 140 basis points, to $380 million for the thirteen weeks ended August 4, 2018, as compared with the corresponding prior-year period.  For the twenty-six weeks ended August 4, 2018,  SG&A increased by $55 million, or by 90 basis points, to $765 million, as compared with the corresponding prior-year period. The effect of foreign currency fluctuations for the current quarter and year-to-date periods was not significant.

The higher SG&A expense rate for both the quarter and year-to-date periods reflected higher wages, higher incentive compensation expense, and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Corporate expense (a component of SG&A) increased during the quarter and year-to-date periods also reflecting increased incentive compensation expense. The increase in incentive compensation expense was the result of a reduction in the prior year due to the underperformance of our results. The increase for the year-to-date period was partially offset by a benefit of $5 million recorded in the first quarter relating to insurance recoveries for damaged inventory and fixed assets for losses incurred last year during Hurricane Maria.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Depreciation and amortization	$44	$42	$89	$83
$ Change	$2		$6
% Change	4.8%		7.2%

Depreciation and amortization increased by $2 million and $6 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, as compared with the corresponding prior-year period. The increase in depreciation and amortization reflected ongoing capital spending on store projects, enhancing our digital capabilities, and various other technologies and infrastructure.

Division Profit

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Division profit	$131	$129	$378	$412
Division profit margin	7.4%	7.6%	9.9%	11.1%

Division profit increased by 1.6 percent for the thirteen weeks ended August 4, 2018 and decreased 8.3 percent for the twenty-six weeks ended August 4, 2018, as compared with the corresponding prior-year periods. The increase in division profit for the thirteen weeks ended August 4, 2018 reflects an increase in the gross margin rate as compared with the corresponding prior-year period. For the twenty-six weeks ended August 4, 2018, both the decline in our gross margin rate and the increase in our SG&A expense rate contributed to the decrease in division profit.

Interest Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Interest expense	$3	$3	$6	$6
Interest income	(4)	(4)	(9)	(7)
Interest income, net	$(1)	$(1)	$(3)	$(1)

Net interest income was unchanged for the thirteen weeks ended August 4, 2018 and increased by $2 million for the twenty-six weeks ended August 4, 2018, as compared with the corresponding prior-year periods. Interest expense was unchanged for both the thirteen and twenty-six weeks ended August 4, 2018 as compared with the corresponding prior-year periods, while interest income increased primarily due to higher average interest rates on our cash investments.

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	($ in millions)
Provision for income taxes	$27	$22	$91	$111
Effective tax rate	23.6%	30.9%	26.4%	32.6%

The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for the thirteen weeks ended August 4, 2018 included a  tax benefit of $3 million from a  reserve release due to a  settlement of an international tax examination. The changes in the tax reserves were not significant for the prior-year periods.

During the second quarter of fiscal 2018, the Company reduced its provisional net expense related to the mandatory deemed repatriation of foreign sourced net earnings by $1 million due to a revised estimate of the foreign tax credits the Company expected to utilize. Please see Item 1. “Financial Statements,” Note 9, Income Taxes for further information.

Also during the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of Internal Revenue Code Section 987 regulations for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, the Company updated its calculations of the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million.

During 2017, the Company adopted ASU 2016-09 requiring excess tax benefits or deficiencies from share-based compensation to be recorded as a component of the income tax provision, rather than to equity. No significant excess tax benefits were recorded during the thirteen and twenty-six weeks ended August 4, 2018.  Excess tax benefits recorded during the thirteen weeks ended July 29, 2017 were not significant; however we recognized $7 million  for the twenty-six weeks ended July 29, 2017.

Excluding the above-mentioned discrete items, the effective tax rate for the thirteen and twenty-six weeks ended August 4, 2018 decreased as compared with the corresponding prior-year period, primarily due to the enactment of the Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35 percent to 21 percent. This was offset, in part, by foreign taxes assessed at rates in excess of the U.S. federal rate for which no U.S. foreign tax credit is available, as well as valuation allowances for certain foreign operating loss carryforwards that the Company estimates it will not be able to utilize in future periods.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions as well as the finalization of our accounting for the Tax Act. Please see Item 1. “Financial Statements,” Note 9, Income Taxes for further information.

Net Income

For the thirteen and twenty-six weeks ended August 4, 2018, net income increased by $37 million, or 72.5 percent and by $22 million, or 9.5 percent, respectively, as compared with the corresponding prior-year periods. Diluted earnings per share increased by 92.3 percent to $0.75 per share, and increased by 23.0 percent to $2.14 per share for the thirteen and twenty-six weeks ended August 4, 2018, respectively. The increase in diluted earnings per share for both the quarter and year-to-date periods reflected an increase in net income coupled with a reduction of in the number of shares outstanding as a result of the Company’s share repurchase program.

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

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of August 4, 2018, approximately $554 million remained available under the Company’s current $1.2 billion share repurchase program.

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the thirteen and twenty-six weeks ended August 4, 2018, we recorded a pre-tax charge of $3 million ($2 million after-tax or $0.02 per diluted share) and $15 million ($11 million after-tax or $0.09 per diluted share), respectively, in connection with the pension litigation.  During the second quarter of 2018, the Company reformed its U.S. qualified pension plan, which required the remeasurement of the pension liabilities and payment to plaintiffs’ counsel of $97 million representing class counsel fees awarded in the judgment. The Company contributed $30 million to its U.S. qualified pension plan in May 2018 and intends make another contribution in the amount of  $98 million in September 2018 to fund a portion of this liability. Future contributions to the pension plan are dependent on several factors, including the performance of the plan’s assets and interest rates.

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

Operating Activities

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
	($ in millions)
Net cash provided by operating activities	$427	$251
$ Change	$176

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The increase from the prior year primarily reflects net income adjusted for working capital changes and a decrease of $26 million in cash paid for income taxes during the twenty-six weeks ended August 4, 2018. This was partially offset by an increase in pension contributions. During the twenty-six weeks ended August 4, 2018, we contributed $30 million to our U.S. qualified pension plan as compared with $25 million in the corresponding prior-year period. In connection with the pension litigation and the associated court order, the Company paid class counsel $97 million during the second quarter of 2018.

Investing Activities

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
	($ in millions)
Net cash used in investing activities	$113	$150
$ Change	$(37)

Capital expenditures declined by $35 million compared with the corresponding prior-year period. This represented a decline in spending on store projects partially offset by an increase related to technology projects. The Company’s full-year capital spending is expected to be approximately $229 million, which includes $130 million related to the remodeling or relocation of approximately 115 existing stores and the opening of approximately 50 new stores, as well as $99 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. Additionally, investing activities for the twenty-six weeks ended August 4, 2018 includes the receipt of insurance proceeds of $2 million for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
	($ in millions)
Net cash used in financing activities	$281	$135
$ Change	$146

During the twenty-six weeks ended August 4, 2018, we repurchased 4,452,405 shares of our common stock for $205 million, as compared with 896,100 shares repurchased for $59 million in the corresponding prior-year period. The Company also declared and paid dividends of $81 million and $82 million during the first two quarters of 2018 and 2017, respectively. This represented quarterly rates of $0.345 and $0.31 per share for 2018 and 2017, respectively.  Also, during the twenty-six weeks ended August 4, 2018 and July 29, 2017, we paid $1 million and $9 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with employee stock programs of $4 million and $10 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

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

Contractual Obligations and Commitments

The Company’s contractual cash obligations and commercial commitments at August 4, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since February 3, 2018 other than amounts related to tax reform. The Company had previously disclosed its plans to elect to pay the tax related to the mandatory deemed repatriation (“toll charge”) in annual installments over an eight year period. However, during the first quarter of 2018, the IRS issued a Q&A which indicated that a taxpayer may not receive a refund, or credit any portion of properly applied 2017 tax payments, unless the amount of payments exceeds the entire unpaid toll charge. Due to the Company’s prepayments with the IRS, the entire amount of the toll charge has been satisfied. Approximately $10 million related to tax reform remains payable; however, the timing of this payment is not determinable at this time.

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

We are currently migrating our point-of-sale software to a new platform. Approximately 1,200 stores have been converted to the new software platform as of August 4, 2018, and we expect to complete the implementation in spring 2019. In connection with this implementation and resulting business process changes, we may make changes to the design and operation to our internal control over financial reporting.

During the quarter ended August 4, 2018, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software noted above, (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended August 4, 2018:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 6 - June 2, 2018	472,450	$43.17	472,450	$625,637,605
June 3 - July 7, 2018	821,604	54.69	821,100	580,732,048
July 8 - August 4, 2018	542,614	50.23	542,050	553,505,599
	1,836,668	$50.41	1,835,600

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

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

Date: September 12, 2018	FOOT LOCKER, INC.

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