Form 10-Q
period 2018-11-03
FOOT LOCKER, INC.
filed 2018-12-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 3, 2018

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

Number of shares of Common Stock outstanding as of November 30, 2018: 112,890,202

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	November 3,	October 28,	February 3,
	2018	2017	2018
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$748	$890	$849
Merchandise inventories	1,305	1,313	1,278
Other current assets	325	295	424
	2,378	2,498	2,551
Property and equipment, net	824	835	866
Deferred taxes	107	164	48
Goodwill	157	158	160
Other intangible assets, net	39	45	46
Other assets	175	113	290
	$3,680	$3,813	$3,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$383	$241	$258
Accrued and other liabilities	312	326	358
	695	567	616
Long-term debt	124	126	125
Other liabilities	410	463	701
Total liabilities	1,229	1,156	1,442
Shareholders’ equity:
Common stock and paid-in capital: 121,500,846; 133,336,171; and 121,262,456 shares outstanding, respectively	864	921	842
Retained earnings	2,323	2,467	2,019
Accumulated other comprehensive loss	(361)	(286)	(279)
Less: Treasury stock at cost: 8,109,644; 10,730,582; and 1,433,433 shares, respectively	(375)	(445)	(63)
Total shareholders' equity	2,451	2,657	2,519
	$3,680	$3,813	$3,961

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

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Sales	$1,860	$1,870	$5,667	$5,572

Cost of sales	1,272	1,290	3,874	3,809
Selling, general and administrative expenses	398	368	1,163	1,078
Depreciation and amortization	44	44	133	127
Litigation and other charges	2	13	17	63
Income from operations	144	155	480	495

Interest income, net	(2)	—	(5)	(1)
Other income	—	(1)	(5)	(2)
Income before income taxes	146	156	490	498
Income tax expense	16	54	107	165
Net income	$130	$102	$383	$333

Basic earnings per share	$1.14	$0.81	$3.29	$2.57
Weighted-average shares outstanding	114.5	126.0	116.6	129.6

Diluted earnings per share	$1.14	$0.81	$3.28	$2.55
Weighted-average shares outstanding, assuming dilution	115.0	126.4	117.1	130.3

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net income	$130	$102	$383	$333
Other comprehensive income, net of income tax:

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $(2), $-, $(9), and $5 million, respectively	(23)	(4)	(81)	70

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	—	1	1

Available for sale securities:
Unrealized gain on available for sale securities	—	—	—	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2, and $3 million, respectively	2	2	6	5
Pension remeasurement and foreign currency fluctuations arising during the year, net of income tax benefit of $-, $-, $3, and $- million, respectively	—	—	(8)	—
Comprehensive income	$109	$100	$301	$410

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Thirty-nine weeks ended
	November 3,	October 28,
	2018	2017

From operating activities:
Net income	$383	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	127
Share-based compensation expense	16	11
Qualified pension plan contributions	(128)	(25)
Change in assets and liabilities:
Merchandise inventories	(57)	18
Accounts payable	133	(13)
Accrued and other liabilities	—	(29)
Pension litigation accrual	17	50
Class counsel fees paid in connection with pension litigation	(97)	—
Other, net	22	24
Net cash provided by operating activities	422	496

From investing activities:
Capital expenditures	(153)	(204)
Investment in equity securities	(6)	—
Insurance proceeds related to loss on property and equipment	2	—
Net cash used in investing activities	(157)	(204)

From financing activities:
Purchase of treasury shares	(313)	(362)
Dividends paid on common stock	(120)	(120)
Proceeds from exercise of stock options	4	12
Treasury stock reissued under employee stock plan	2	5
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(10)
Net cash used in financing activities	(428)	(475)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(32)	30
Net change in cash, cash equivalents, and restricted cash	(195)	(153)
Cash, cash equivalents, and restricted cash at beginning of period	1,031	1,073
Cash, cash equivalents, and restricted cash at end of period	$836	$920

Cash paid during the period:
Interest	$5	$6
Income taxes	$169	$187

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted. These new leasing standards are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The Company intends to adopt Topic 842 during the first quarter of 2019 using the optional transition method provided by ASU 2018-11. The Company has historically presented a non-GAAP measure to adjust its balance sheet to present operating leases as if they were capital leases. Based upon that analysis and our current evaluation of the standard, we estimate the adoption will result in the addition of $3.2 billion to $3.7 billion of assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. The actual amount of additional assets and liabilities that will be recorded upon adoption will depend on the discount and foreign currency rates that are in effect as of the adoption date, as well liabilities associated with  leases that will be executed before the adoption date.

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

Gift Cards

The Company sells gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Effective as of the first quarter of 2018 with the adoption of Topic 606, gift card breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, unless there is a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. This reflects a change in our accounting for gift card breakage from the remote method to the proportional method. As a result of adopting Topic 606, the Company recorded $4 million, or $3 million net of tax, as an increase to opening retained earnings to reflect the cumulative effect of this change based upon historical redemption patterns.  Additionally, breakage income was previously recorded within selling, general and administrative expenses; however, with the adoption of this standard in the first quarter of 2018, this income is reported as part of sales. This change in classification is not considered significant.

2. Revenue

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Stores	$1,591	$1,612	$4,876	$4,819
Direct-to-customers	269	258	791	753
Total sales	$1,860	$1,870	$5,667	$5,572

Sales disaggregated based upon geographic area is presented in the below table. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
United States	$1,297	$1,316	$4,018	$3,962
International	563	554	1,649	1,610
Total sales	$1,860	$1,870	$5,667	$5,572

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 4, 2018	$38
Redemptions	(63)
Cumulative catch-up adjustment to retained earnings from the adoption of Topic 606	(4)
Breakage recognized	(4)
Activations	58
Foreign currency fluctuations	(1)
Balance at November 3, 2018	$24

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

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to fiscal 2018, the Company had two reportable segments: Athletic Stores and Direct-to-Customers. Beginning in fiscal 2018, the Company has changed its organizational and internal reporting structure in order to execute our omni-channel strategy. In light of these changes, the Company has re-evaluated its operating segments, which now reflect the combination of stores and direct-to-customer by geography. The Company has determined that it has two operating segments, North America and International. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our International operating segment includes the results of the following banners operating in Europe, Asia, Australia, and New Zealand: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Prior-year information has been restated to reflect this change.

The Company evaluates performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Sales	$1,860	$1,870	$5,667	$5,572

Operating Results
Division profit	165	180	543	592
Less: Pension litigation and reorganization charges (1) (2)	2	13	17	63
Less: Corporate expense (3)	19	12	46	34
Income from operations	144	155	480	495
Interest income, net	(2)	—	(5)	(1)
Other income (4)	—	1	5	2
Income before income taxes	$146	$156	$490	$498

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)

Included in the thirteen and thirty-nine weeks ended November 3, 2018 are pre-tax charges of $2 million and $17 million, respectively, relating to a pension litigation matter described further in Note 14, Legal Proceedings. Included in the thirty-nine weeks ended October 28, 2017 is a pre-tax charge of $50 million relating to the same matter.

(2)

During the third quarter of 2017, the Company recorded a $13 million pre-tax charge as a result of the Company reorganizing its organizational structure, described more fully in Note 4, Litigation and Other Charges.

(3)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(4)

Other income includes non-operating items, such as lease termination gains, franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security in conjunction with the adoption of ASU 2016-01 as of the beginning of 2018, and net benefit expense related to our pension and postretirement programs excluding the service cost component conjunction with the adoption of ASU 2017-07 as of the beginning of 2018.

4. Litigation and Other Charges

As more fully discussed in Note 14, Legal Proceedings, the Company recorded charges related to the pension litigation judgment of $2 million and $17 million for the thirteen and thirty-nine weeks ended November 3, 2018. For the thirty-nine weeks ended November 3, 2018, the Company recorded charges of $13 million, which represented adjustments to the estimated cost of reformation and interest. Professional fees in connection with the plan reformation were incurred totaling $2 million and $4 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. During the thirty-nine weeks ended October 28, 2017, the Company recorded a  $50 million charge related to the same matter.

During the third quarter of the prior year, the Company recorded a charge for $13 million as a result of reorganizing its organizational structure.  The following is a roll forward of the liability related to that event for the thirty-nine weeks ended November 3, 2018:

	Severance and	Other Related
	Benefit Costs	Charges	Total
	($ in millions)
Balance at February 3, 2018	$5	$2	$7
Cash payments	(5)	(1)	(6)
Balance at November 3, 2018	$—	$1	$1

5. Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	November 3,	October 28,	February 3,
	2018	2017	2018
	($ in millions)
Cash and cash equivalents	$748	$890	$849
Restricted cash included in other current assets	2	1	1
Restricted cash included in other non-current assets	86	29	181
Cash, cash equivalents, and restricted cash	$836	$920	$1,031

Amounts included in restricted cash primarily relate to funds deposited in a qualified settlement fund in connection with the pension litigation, as well amounts held in escrow in connection with various leasing arrangements in Europe. In addition, restricted cash reflects deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	November 3, 2018			October 28, 2017			February 3, 2018
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$121	$(111)	$10	$129	$(117)	$12	$135	$(122)	$13
Trademarks / trade names	20	(15)	5	20	(13)	7	20	(14)	6
Favorable leases	7	(6)	1	7	(6)	1	7	(6)	1
	$148	$(132)	$16	$156	$(136)	$20	$162	$(142)	$20
Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$23			$25			$26
Other intangible assets, net			$39			$45			$46

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2018 did not result in the recognition of impairment. Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Amortization expense	$1	$1	$3	$3

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2018	$1
2019	3
2020	3
2021	3
2022	2
2023	2

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following

	November 3,	October 28,	February 3,
	2018	2017	2018
	($ in millions)
Foreign currency translation adjustments	$(90)	$(57)	$(9)
Cash flow hedges	1	2	—
Unrecognized pension cost and postretirement benefit	(272)	(231)	(270)
	$(361)	$(286)	$(279)

The changes in AOCL for the thirty-nine weeks ended November 3, 2018 were as follows:

			Items Related
	Foreign Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 3, 2018	$(9)	$—	$(270)	$(279)
OCI before reclassification	(81)	1	1	(79)
Amortization of pension actuarial (gain)/loss, net of tax	—	—	6	6
Pension remeasurement, net of tax	—	—	(9)	(9)
Other comprehensive income	(81)	1	(2)	(82)
Balance as of November 3, 2018	$(90)	$1	$(272)	$(361)

Reclassifications from AOCL for the thirty-nine weeks ended November 3, 2018 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$9
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 12)	8
Income tax benefit	(2)
Net of tax	$6

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

As of February 3, 2018, the Company had not completed the determination of the accounting implications of the Tax Act on the Company’s tax accruals. However, we reasonably estimated the effects of the Tax Act and recognized a provisional net tax expense of $99 million associated with the Tax Act in the fourth quarter of 2017. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company reduced its provisional calculation by $16 million and $17 million, respectively, which primarily represented revised estimates of foreign tax credits.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our accounting for the Tax Act is still incomplete as we have not finalized the taxation of deemed repatriation of foreign income previously deferred from U.S. income taxes and adjustments to our deferred taxes. We are continuing to analyze additional information, regulatory guidance, and developing technical interpretations to complete our accounting for these items. Our accounting will be completed during the fourth quarter as provided by SAB 118.

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

For the thirteen and thirty-nine weeks ended November 3, 2018, the Company recorded income tax provisions of $16 million and $107 million, which represented effective tax rates of 10.8 percent and 21.8 percent, respectively. For the thirteen and thirty-nine weeks ended October 28, 2017, the Company recorded income tax provisions of $54 million and $165 million, which represented effective tax rates of 34.7 percent and 33.2 percent, respectively. The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Level 3 –	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following table provides a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of November 3, 2018			As of October 28, 2017			As of February 3, 2018
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment in equity securities	$—	$21	$—	$—	$—	$—	$—	$—	$—
Available-for-sale security	—	6	—	—	7	—	—	7	—
Foreign exchange forward contracts	—	1	—	—	2	—	—	1	—
Total Assets	$—	$28	$—	$—	$9	$—	$—	$8	$—
Liabilities
Foreign exchange forward contracts	—	—	—	—	1	—	—	1	—
Total Liabilities	$—	$—	$—	$—	$1	$—	$—	$1	$—

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company’s equity investment, under the practicability exception, is now measured at cost adjusted for changes in observable prices minus impairment. Additionally, our security classified as available-for-sale is now recorded at fair value with gains and losses reported to other income in our Statement of Operations, whereas previously it was recorded to AOCL. The adjustment recorded to retained earnings as a result of adopting ASU 2016-01 was not significant. The fair value of the Company’s investment in equity securities is determined by using quoted prices for identical or similar instruments in markets that are not active and therefore are classified as Level 2. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented. The carrying value and estimated fair value of long-term debt and obligations under capital leases were as follows:

	November 3,	October 28,	February 3,
	2018	2017	2018
	($ in millions)
Carrying value	$124	$126	$125
Fair value	$138	$145	$144

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

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(in millions, except per share data)
Net Income	$130	$102	$383	$333

Weighted-average common shares outstanding	114.5	126.0	116.6	129.6
Dilutive effect of potential common shares	0.5	0.4	0.5	0.7
Weighted-average common shares outstanding assuming dilution	115.0	126.4	117.1	130.3

Earnings per share - basic	$1.14	$0.81	$3.29	$2.57
Earnings per share - diluted	$1.14	$0.81	$3.28	$2.55

Anti-dilutive option awards excluded from diluted calculation	2.0	2.0	1.9	1.6

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, shares of 1.1 million and 0.4 million as of November 3, 2018 and October 28, 2017, respectively, have been excluded from diluted weighted-average shares as the number of shares that will be issued is contingent on the Company’s performance metrics as compared to the pre-established performance goals which have not been achieved as of November 3, 2018 and October 28, 2017. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

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

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$5	$4	$14	$12	$—	$—	$—	$—
Interest cost	8	6	21	19	—	—	—	—
Expected return on plan assets	(10)	(9)	(29)	(28)	—	—	—	—
Amortization of net loss (gain)	3	3	9	10	—	—	(1)	(1)
Net benefit expense (income)	$6	$4	$15	$13	$—	$—	$(1)	$(1)

The Company contributed $30 million in May 2018 and $98 million in September 2018 to the U.S. qualified pension plan.  The Company continually evaluates the amount and timing of any future contributions.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$2	$5	$7
Restricted stock and restricted stock units	5	1	11	4
Total share-based compensation expense	$7	$3	$16	$11

Tax benefit recognized	$1	$1	$2	$3

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

	Stock Option Plans		Stock Purchase Plan
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Weighted-average risk free rate of interest	2.7%	2.1%	1.8%	0.9%
Expected volatility	37%	25%	47%	29%
Weighted-average expected award life (in years)	5.5	5.4	1.0	1.0
Dividend yield	3.1%	1.9%	2.4%	2.0%
Weighted-average fair value	$12.42	$14.74	$15.16	$10.84

The information in the following table covers option activity under the Company’s stock option plans for the thirty-nine weeks ended November 3, 2018:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,739		$52.45
Granted	397		44.95
Exercised	(134)		31.47
Expired or cancelled	(96)		60.68
Options outstanding at November 3, 2018	2,906	6.3	$52.12
Options exercisable at November 3, 2018	2,025	5.2	$49.83
Options available for future grant at November 3, 2018	8,245

The total fair value of options vested as of November 3, 2018 and October 28, 2017 was $8 million for both periods. The cash received from option exercises was $4 million for the thirty-nine weeks ended November 3, 2018. The total tax benefit realized from option exercises was $1 million for the thirty-nine weeks ended November 3, 2018. There were no option exercises during the thirteen weeks ended November 3, 2018.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	($ in millions)
Exercised	$—	$5	$3	$20

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	November 3,	October 28,
	2018	2017
	($ in millions)
Outstanding	$17	$5
Outstanding and exercisable	$15	$5

As of November 3, 2018 there was $5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at November 3, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	240	1.9	$17.10	240	$17.10
$24.75 to $34.75	395	4.2	32.16	356	31.88
$44.78 to $45.75	660	7.4	44.92	299	45.08
$46.64 to $62.11	694	5.9	60.63	661	61.19
$63.79 to $73.21	917	7.7	68.60	469	67.19
	2,906	6.3	$52.12	2,025	$49.83

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the vesting conditions are satisfied. There were 878,319 and 361,137 RSU awards outstanding as of November 3, 2018 and October 28, 2017, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity for the thirty-nine weeks ended November 3, 2018 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	374		$59.15
Granted (1)	683		47.31
Vested	(105)		64.31
Cancelled (2)	(73)		60.34
Nonvested at November 3, 2018	879	2.1	$49.23
Aggregate value ($ in millions)	$43

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

The total value of awards for which restrictions lapsed during the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was $7 million and $14 million, respectively. As of November 3, 2018, there was $33 million of total unrecognized compensation cost related to nonvested restricted awards.

14. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a purported meal break class action in California and a purported class action in New York alleging failure to pay for all hours worked by employees. The Company and certain officers of the Company are defendants in a purported securities law class action in New York. Additionally, the directors and certain officers of the Company are defendants in related derivative actions.

For the last several years, the Company and the Company’s U.S. retirement plan have been defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleged that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. In early 2018, the Company exhausted all of its legal remedies and is required to reform the pension plan consistent with the trial court’s decision and judgment. During the second quarter of 2018, the court entered its final judgment, including the ruling on the fairness of the class counsel fees. The amount accrued as of February 3, 2018 was $278 million. During the first quarter of 2018 the amount of the accrual was increased by $7 million related to a change in the estimated value of the judgment, based on additional facts as to how the reformation should be calculated. Additionally, interest of $6 million was accrued during the first and second quarters of 2018 as mandated by the provisions of the required plan reformation, bringing the total amount accrued to $291 million. In June 2018, the Company paid $97 million to class counsel representing the court-approved fees. The remaining balance of $194 million was reclassified to the pension plan obligation in connection with the reformation during the second quarter of 2018.

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

The Company has determined that it has two operating segments, North America and International. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our International operating segment includes the results of the following banners operating in Europe, Asia, Australia, and New Zealand: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Store Count

At November 3, 2018, we operated 3,266 stores as compared with 3,310 and 3,349 stores at February 3, 2018 and October 28, 2017, respectively. A total of 118 franchised stores were operating at November 3, 2018, as compared with 112 and 97 stores at February 3, 2018 and October 28, 2017, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	($ in millions)
Pre-tax income:
Income before income taxes	$146	$156	$490	$498
Pre-tax amounts excluded from GAAP:
Pension litigation charge	2	—	17	50
Reorganization costs	—	13	—	13
Adjusted income before income taxes (non-GAAP)	$148	$169	$507	$561

After-tax income:
Net income	$130	$102	$383	$333
After-tax adjustments excluded from GAAP:
Pension litigation charge, net of income tax benefit of $1, $-, $5, and $20 million	1	—	12	30
Reorganization costs, net of income tax benefit of $5 million	—	8	—	8
U.S. tax reform	(23)	—	(24)	—
Tax benefit related to enacted change in foreign branch currency regulations	—	—	(1)	—
Adjusted net income (non-GAAP)	$108	$110	$370	$371

Earnings per share:
Diluted EPS	$1.14	$0.81	$3.28	$2.55
Diluted EPS amounts excluded from GAAP:
Pension litigation charge	0.01	—	0.10	0.23
Reorganization costs	—	0.06	—	0.06
U.S. tax reform	(0.20)	—	(0.21)	—
Tax benefit related to enacted change in foreign branch currency regulations	—	—	(0.01)	—
Adjusted diluted EPS (non-GAAP)	$0.95	$0.87	$3.16	$2.84

During the thirteen and thirty-nine weeks ended November 3, 2018, the Company recorded pre-tax charges of $2 million and $17 million, respectively, in connection with its U.S. retirement plan litigation and required plan reformation. These charges represented $1 million after-tax or $0.01 per share and $12 million after-tax or $0.10 per share, respectively. During the thirteen and thirty-nine weeks ended October 28, 2017, the Company recorded a charge related to the same litigation of $50 million, $30 million after-tax or $0.23 per share. Please see Item 1. “Financial Statements,” Note 14, Legal Proceedings for further information on these charges.

During the third quarter of 2017, the Company recorded a charge of $13 million, $8 million after tax or $0.06 per share, comprised primarily of severance and benefit continuation costs in connection with organizational changes. Please see Item 1. “Financial Statements,” Note 4,  Litigation and Other Charges for further information on this charge.

During the fourth quarter of 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company reduced its provisional amount by $23 million and $24 million, respectively. For the thirty-nine weeks ended November 3, 2018, these adjustments reflect a $17 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments. Our accounting for the Tax Act is still incomplete as we have not finalized the taxation of deemed repatriation of foreign income previously deferred from U.S. income taxes and adjustments to our deferred taxes. We are continuing to analyze additional information, regulatory guidance, and developing technical interpretations to complete our accounting for these items. Our accounting will be completed during the fourth quarter as provided by SAB 118.

During the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987. These regulations, which were promulgated in December 2016, changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, the Company updated its calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million for the thirty-nine weeks ended November 3, 2018.

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Sales	$1,860	$1,870	$5,667	$5,572

Operating Results
Division profit	165	180	543	592
Less: Pension litigation and reorganization charges (1) (2)	2	13	17	63
Less: Corporate expense (3)	19	12	46	34
Income from operations	144	155	480	495
Interest income, net	(2)	—	(5)	(1)
Other income (4)	—	1	5	2
Income before income taxes	$146	$156	$490	$498

(1)

Included in the thirteen and thirty-nine weeks ended November 3, 2018 are pre-tax charges of $2 million and $17 million, respectively, relating to a pension litigation matter described further in Note 14, Legal Proceedings. Included in the thirty-nine weeks ended October 28, 2017 is a pre-tax charge of $50 million relating to the same matter.

(2)	During the third quarter of 2017, the Company recorded a $13 million pre-tax charge as a result of the Company reorganizing its organizational structure.

(3)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $4 million and $13 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as compared with $4 million and $11 million for the corresponding prior-year periods.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $10 million and $30 million for the thirteen and thirty-nine weeks ended November 3, 2018 thus reducing corporate expense. Excluding the corporate allocation change as well as depreciation and amortization, corporate expense increased by $17 million and $40 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The increase for the thirteen and thirty-nine weeks ended November 3, 2018 was primarily due to higher corporate support costs primarily related to information technology initiatives and increased incentive compensation expense.

(4)

Other income includes non-operating items, such as lease termination gains, franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security in conjunction with the adoption of ASU 2016-01 as of the beginning of 2018, and net benefit expense related to our pension and postretirement programs excluding the service cost component in conjunction with the adoption of ASU 2017-07 as of the beginning of 2018.

The decrease in other income for the thirteen weeks ended November 3, 2018 reflects the inclusion of net benefit expense related to our pension and postretirement programs excluding the service cost component, which was classified in SG&A expense in the prior year. The increase in other income for the thirty-nine weeks ended November 3, 2018 as compared with the corresponding prior-year period primarily reflects increased royalty income and lease termination gains.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes our direct-to-customer channel. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

Sales decreased by $10 million, or 0.5 percent, to $1,860 million for the thirteen weeks ended November 3, 2018, from $1,870 million for the thirteen weeks ended October 28, 2017. For the thirty-nine weeks ended November 3, 2018, sales were  $5,667 million and increased by 1.7 percent from sales of $5,572 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by 0.4 percent and 0.7 percent for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. Total comparable sales increased by 2.9 percent and 0.1 percent for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as compared with the corresponding prior-year periods.  The main difference between the change in comparable sales and the total change in sales for the thirteen weeks ended November 3, 2018 was the sales shift caused by the 53rd week of 2017. This shift resulted in less of the higher-volume back-to-school selling period being included in this quarter’s results as compared with the prior year period.

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Stores
Sales	$1,591	$1,612	$4,876	$4,819
$ Change	$(21)		$57
% Change	(1.3)%		1.2%
% of total sales	85.5%	86.2%	86.0%	86.5%
Comparable sales (decrease)	2.4%	(5.1)%	(0.6)%	(4.5)%

Direct-to-customers
Sales	$269	$258	$791	$753
$ Change	$11		$38
% Change	4.3%		5.0%
% of total sales	14.5%	13.8%	14.0%	13.5%
Comparable sales increase	5.9%	6.1%	4.5%	8.1%

Effective with the first quarter of 2018, the Company discloses one reportable segment and, accordingly, the following discussion describes the changes in sales by banner on an omni-channel basis, meaning that each banner’s results are inclusive of its store and e-commerce activity, unless noted otherwise.

Overall, both channels generated a comparable sales gain for the thirteen weeks ended November 3, 2018. This result was led by the growth in our direct-to-customers channel, which increased by 5.9 percent and 4.5 percent for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The improvement in our direct-to-customers channel reflected positive customer sentiment as a result of our various e-commerce enhancements. Our stores channel sales increased by 2.4 percent for the third quarter and declined by 0.6 percent for the year-to-date period.

Excluding the effect of foreign currency, the increase in store sales for the thirteen weeks ended November 3, 2018 reflected primarily increased sales from our Foot Locker stores operating in Europe, partially offset by a decline in sales from our Footaction stores. Our U.S. banners were negatively affected by the shift in sales from the 53rd week of 2017. For the thirty-nine weeks ended November 3, 2018, sales from our stores channel increased primarily from our Foot Locker stores operating in the U.S.; however, this was partially offset by declines in sales from our stores operating in Europe.

From a product perspective for the combined channels, the increase in comparable sales was across both our apparel and footwear categories. The year-to-date increase was attributable to an increase in apparel sales, partially offset by a decline in footwear sales.

The increase in the apparel category for both the quarter and year-to-date periods reflected the continued success in men’s and children’s branded apparel, which was offset, in part, by declines in sales of men’s private-label apparel.

Sales of men’s and women’s footwear led the comparable sales increase for the thirteen weeks ended November 3, 2018. The increase in men’s footwear primarily represented gains in running styles, which was partially offset by the continuation of the decline in sales of basketball styles. The increase in women’s footwear primarily reflected gains in running and court styles.

The comparable sales decline in footwear for the thirty-nine weeks ended November 3, 2018 reflected decreases in women’s and children’s footwear sales, partially offset by gains in sales of men’s footwear. The comparable sales decline in women’s footwear for the year-to-date period primarily reflected declines in sales of women’s running and court styles as the result of our prior-year success of certain women’s offerings with no comparable offerings during the early part of 2018. The increase in men’s footwear sales for the thirty-nine weeks ended November 3, 2018 primarily represented gains in sales of running styles, which was partially offset by declines in sales of men’s basketball styles.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gross margin rate	31.6%	31.0%	31.6%	31.6%
Basis point change in the gross margin rate	60		—
Components of the change-
Increase in the merchandise margin rate	80		10
Higher occupancy and buyers' compensation expense rate	(20)		(10)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate increased by 60 basis points for the thirteen weeks ended November 3, 2018 and remained the same for the thirty-nine weeks ended November 3, 2018, as compared with the corresponding prior-year periods. The merchandise margin rate improvement primarily reflected lower markdown rates as we increased full-price selling especially as the year progressed.  The improvement for both the quarter and year-to-date periods was partially offset by a continued decline in shipping and handling revenue as a result of a  higher frequency of free shipping offers. The occupancy and buyer’s compensation expense rate increased for the thirteen weeks ended November 3, 2018, which was primarily the result of lower sales, in part due to the shift that resulted from the 53rd week of 2017, during the quarter as compared with a relatively fixed rent cost.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
SG&A	$398	$368	$1,163	$1,078
$ Change	$30		$85
% Change	8.2%		7.9%
SG&A as a percentage of sales	21.4%	19.7%	20.5%	19.3%

SG&A increased by $30 million, or by 170 basis points, to $398 million for the thirteen weeks ended November 3, 2018, as compared with the corresponding prior-year period.  For the thirty-nine weeks ended November 3, 2018,  SG&A increased by $85 million, or by 120 basis points, to $1,163 million, as compared with the corresponding prior-year period. The effect of foreign currency fluctuations for the current quarter and year-to-date periods was not significant.

The higher SG&A expense rate for both the quarter and year-to-date periods reflected higher wages, higher incentive compensation expense, and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Corporate expense (a component of SG&A) increased during the quarter and year-to-date periods, also reflecting the same factors noted previously.  Higher incentive compensation was recorded during the current quarter and year-to-date periods reflecting our strong performance relative to our financial targets, coupled with the fact that the prior year included an incentive compensation accrual reversal due to underperformance compared to the prior-year financial targets.

During the thirteen weeks ended October 28, 2017 the Company recorded hurricane-related expenses of $7 million. A benefit of $5 million was recorded in the first quarter of 2018 relating to insurance recoveries for damaged inventory and fixed assets for losses incurred last year during Hurricane Maria. Together, these two factors affected SG&A expense in the current year-to-date period by $12 million.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Depreciation and amortization	$44	$44	$133	$127
$ Change	$—		$6
% Change	—%		4.7%

Depreciation and amortization was unchanged for the thirteen weeks ended November 3, 2018 and increased by $6 million for the thirty-nine weeks ended November 3, 2018, as compared with the corresponding prior-year periods. The increase in depreciation and amortization reflected ongoing capital spending on store projects, enhancing our digital capabilities, and various other technologies and infrastructure.

Division Profit

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Division profit	$165	$180	$543	$592
Division profit margin	8.9%	9.6%	9.6%	10.6%

Division profit margin decreased by 70 and 100 basis points for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as compared with the corresponding prior-year periods. The improvement in the gross margin rate did not fully offset the higher SG&A expense rate and, therefore, division profit declined for both the quarter and year-to-date periods.

For both the thirteen and thirty-nine weeks ended November 3, 2018, Runners Point and Sidestep continued to underperform. Several initiatives are underway to improve the performance of these banners. Management will continue to monitor the results of these businesses during the fourth quarter and will assess, if necessary, the impact of various initiatives on the projected performance of these divisions, which may include an impairment review of their indefinite and long-lived assets.

Interest Income, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Interest expense	$3	$3	$9	$9
Interest income	(5)	(3)	(14)	(10)
Interest income, net	$(2)	$—	$(5)	$(1)

Net interest income increased by $2 million and $4 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as compared with the corresponding prior-year periods. Interest expense was unchanged for both the thirteen and thirty-nine weeks ended November 3, 2018 as compared with the corresponding prior-year periods. Interest income increased primarily as a result of cash repatriation to the U.S., where we earned a higher average interest rate.

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	($ in millions)
Provision for income taxes	$16	$54	$107	$165
Effective tax rate	10.8%	34.7%	21.8%	33.2%

The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2018 included tax benefits of $2 million and $5 million, respectively, from reserve releases and expiration of statutes of limitation on foreign income taxes and settlements of international tax examinations. The changes in the tax reserves were not significant for the prior-year periods.

During the third quarter of fiscal 2018, the Company reduced its provisional net expense related to the mandatory deemed repatriation of foreign sourced net earnings by $16 million due to a revised estimate of the foreign tax credits the Company expected to utilize. The Company made a revision of $1 million during the second quarter of 2018 for the same reason. Please see Item 1. “Financial Statements,” Note 9, Income Taxes for further information.

Also during the third quarter of 2018, as a result of substantially completing the 2017 federal tax return, we recorded a $7 million benefit related to IRS accounting method changes and timing difference adjustments.

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

During 2017, the Company adopted ASU 2016-09 requiring excess tax benefits or deficiencies from share-based compensation to be recorded as a component of the income tax provision, rather than to equity. No significant excess tax benefits were recorded during current periods.  Excess tax benefits recorded during the thirteen and thirty-nine weeks ended October 28, 2017 were $2 million and $9 million, respectively.

Excluding the above-mentioned discrete items, the effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2018 decreased as compared with the corresponding prior-year period, primarily due to the enactment of the Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35 percent to 21 percent. This was offset, in part, by foreign taxes assessed at rates in excess of the U.S. federal rate for which no U.S. foreign tax credit is available, as well as valuation allowances for certain foreign operating loss carryforwards that the Company estimates it will not be able to utilize in future periods.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions as well as the finalization of our accounting for the Tax Act. The effective tax rate may be materially affected as additional guidance is issued by the U.S. Treasury Department and Internal Revenue Service. Please see Item 1. “Financial Statements,” Note 9, Income Taxes for further information.

Net Income

For the thirteen and thirty-nine weeks ended November 3, 2018, net income increased by $28 million, or 27.5 percent, and by $50 million, or 15.0 percent, respectively, as compared with the corresponding prior-year periods. Diluted earnings per share increased by 40.7 percent to $1.14 per share, and increased by 28.6 percent to $3.28 per share, for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The increase in diluted earnings per share for both the quarter and year-to-date periods reflected an increase in net income coupled with a reduction in the number of shares outstanding as a result of the ongoing execution of the Company’s share repurchase program.

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

As of November 3, 2018, approximately $445 million remained available under the Company’s current $1.2 billion share repurchase program.

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

As discussed further in the Legal Proceedings note under “Item 1. Financial Statements,” during the second quarter of 2018, the Company reformed its U.S. qualified pension plan, which required the remeasurement of the pension liabilities and payment to plaintiffs’ counsel of $97 million representing class counsel fees awarded in the judgment. The Company contributed a total of $128 million to its U.S. qualified pension plan during the thirty-nine weeks ended November 3, 2018 to fund a portion of this liability. Additionally, $54 million remains in the qualified settlement fund. Future contributions to the pension plan are dependent on several factors, including the performance of the plan’s assets and interest rates.

Operating Activities

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
	($ in millions)
Net cash provided by operating activities	$422	$496
$ Change	$(74)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The decrease in cash provided by operating activities compared with the same period of last year reflected an increase in net income, net inflows associated with changes in working capital, and was offset by an increase in pension-related payments. During the thirty-nine weeks ended November 3, 2018, we contributed $128 million to our U.S. qualified pension plan as compared with $25 million in the corresponding prior-year period. Additionally, the decrease in cash provided by operating activities reflected $97 million paid during the second quarter of 2018 in class counsel fees in connection with the pension litigation.

Investing Activities

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
	($ in millions)
Net cash used in investing activities	$157	$204
$ Change	$(47)

Capital expenditures declined for the thirty-nine weeks ended November 3, 2018 by $51 million as compared with the corresponding prior-year period. This represented a decline in spending on store projects partially offset by an increase related to technology projects. The Company’s full-year capital spending is expected to be approximately $208 million, which includes $128 million related to the remodeling or relocation of approximately 125 existing stores and the opening of approximately 45 new stores, as well as $80 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. Additionally, investing activities for the thirty-nine weeks ended November 3, 2018 included a $6 million investment in equity securities partially offset by the receipt of insurance proceeds of $2 million for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
	($ in millions)
Net cash used in financing activities	$428	$475
$ Change	$(47)

During the thirty-nine weeks ended November 3, 2018, we repurchased 6,688,705 shares of our common stock for $313 million, as compared with 9,589,660 shares repurchased for $362 million in the corresponding prior-year period. The Company also declared and paid dividends of $120 million during the first three quarters of 2018 and 2017.  This represented quarterly rates of $0.345 and $0.31 per share for 2018 and 2017, respectively.  Also, during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, we paid $1 million and $10 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with employee stock programs of  $6 million and $17 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

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

Contractual Obligations and Commitments

The Company’s contractual cash obligations and commercial commitments at November 3, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since February 3, 2018 other than amounts related to tax reform. The Company had previously disclosed its plans to elect to pay the tax related to the mandatory deemed repatriation in annual installments over an eight year period. However, during the first quarter of 2018, the IRS issued guidance which indicated that a taxpayer may not receive a refund or credit any portion of properly applied 2017 tax payments unless the amount of payments exceeds the entire unpaid repatriation tax liability. Due to the Company’s prepayments with the IRS, the entire amount of the deemed repatriation tax has been satisfied. Of the approximately $12 million remaining payable related to tax reform, approximately, $6 million will be paid during the fourth quarter of 2018. The timing of the remaining amounts is not determinable at this time.

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

We are currently migrating our point-of-sale software to a new platform. Approximately 1,900 stores have been converted to the new software platform as of November 3, 2018, and we currently expect to complete the implementation during the second half of 2019. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

During the quarter ended November 3, 2018, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software noted above, (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC on March 29, 2018 should be considered as they could materially affect our business, financial condition or future results.

There have not been any significant changes with respect to the risks described in our 2017 Form 10-K, except as described below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

The implementation of tariffs and export controls on the products that we buy may have a material adverse effect on our business.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad.  We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain Chinese-made goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended November 3, 2018:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Aug. 5 - Sept. 1, 2018	792,321	$48.81	790,000	$514,940,693
Sept. 2 - Oct. 6, 2018	847,398	48.11	845,500	474,264,720
Oct. 7 - Nov. 3, 2018	600,800	48.36	600,800	445,207,583
	2,240,519	$48.43	2,236,300

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

Date: December 11, 2018	FOOT LOCKER, INC.

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