Form 10-K
period 2019-02-02
FOOT LOCKER, INC.
filed 2019-04-02
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1‑10299

(Exact name of registrant as specified in its charter)

New York	13‑3513936
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
330 West 34th Street, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 720‑3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 25, 2019:	112,310,616

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 4, 2018, was approximately:

$4,021,122,206*

*    For purposes of this calculation only (a) all directors plus three executive officers and owners of five percent or more of the registrant are deemed to be affiliates of the registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 22, 2019: Parts III and IV.

FOOT LOCKER, INC.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer of athletically inspired shoes and apparel. As of February 2, 2019, the Company operated 3,221 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in the United States, Canada, Europe, Australia, New Zealand, and Asia. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Information regarding the business is contained under the “Business Overview” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company maintains a website on the internet at www.footlocker-inc.com. The Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC by clicking on the “SEC Filings” link. The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 330 West 34th Street, New York, N.Y. 10001.

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

Employees

The Company and its consolidated subsidiaries had 15,470 full-time and 33,861 part-time employees as of February 2, 2019. The Company considers employee relations to be satisfactory.

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

Item 1A. Risk Factors

The statements contained in this Annual Report on Form 10‑K (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Although we sell an increasing proportion of our merchandise via the internet, a significantly faster shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods via the internet could have a material adverse effect on our business results. In addition, all of our significant suppliers operate retail stores and distribute products directly through the internet and others may follow. Should this continue to occur or accelerate, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is dependent to a significant degree upon our ability to obtain premium product and the ability to purchase brand-name merchandise at competitive prices from a limited number of suppliers. In addition, we have negotiated volume discounts, cooperative advertising, and markdown allowances with our suppliers, as well as the ability to cancel orders and return excess or unneeded merchandise. We cannot be certain that such terms with our suppliers will continue in the future.

We purchased approximately 90 percent of our merchandise in 2018 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 66 percent of all merchandise purchased in 2018 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike. Individually they purchased between 38 to 74 percent of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers, or any disruption in the supply chain, could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions, the closure of certain mall anchor tenants, and changes in customer shopping preferences, such as shopping online.

Several large landlords dominate the ownership of prime malls and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of their financial condition or our relationships with them could negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to negotiate favorable lease terms.

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

A significant portion of our sales and operating income for 2018 was attributable to our operations in Europe, Canada, Australia, and New Zealand. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly, our earnings in Canada, Australia, and New Zealand may be affected by the value of currencies when translated into U.S. dollars. Except for our business in the United Kingdom (the “U.K”), our international subsidiaries conduct most of their business in their local currency. Inventory purchases for our U.K. business are denominated in euros, which could result in foreign currency transaction gains or losses.

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

The U.K. has voted in favor of leaving the European Union (“E.U.”), which is commonly referred to as “Brexit.” E.U. rules provide for a two-year negotiation period, currently set to expire on April 12, 2019, unless another extension is agreed to by the parties. Significant uncertainty remains about the future relationship between the U.K. and the E.U., including the possibility of the U.K. leaving the E.U. without a negotiated and bilaterally approved withdrawal plan. We have significant operations in both the U.K. and the E.U., and we are highly dependent on the free flow of labor and goods in those regions. Uncertainty surrounding Brexit could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect the Company’s operating results and growth prospects. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Compliance with any new laws and regulations may be cumbersome, difficult or costly. These possible effects of Brexit, among others, could adversely affect our business, results of operations, and financial condition. The ultimate effects of Brexit on our business will depend on the specific terms of the agreement, if any, the U.K. and the E.U. reach to provide access to each other’s markets.

Imposition of tariffs and export controls on the products we buy may have a material adverse effect on our business.

A significant portion of the products that we purchase, including the portion purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain Chinese-made goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

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

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement in place until May 19, 2021, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to renegotiate our credit facility. This could have an adverse effect on our financing costs. Other than insignificant amounts used for standby letters of credit, we do not have any borrowings under our credit facility.

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

At February 2, 2019, our cash and cash equivalents totaled $891 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 2, 2019, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $593 million at February 2, 2019. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

If our long-lived assets or goodwill become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived assets and goodwill when events indicate that the carrying value of such assets may be impaired. Goodwill is reviewed for impairment if impairment indicators arise and, at a minimum, annually. Goodwill is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which are difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets and goodwill and could result in future impairment charges, which would adversely affect our results of operations.

We do not have the ability to exert control over our minority investments, and therefore, we are dependent on others in order to realize their potential benefits.

We currently hold $104 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

If our investees seek additional financing to fund their growth strategies, these financing transactions may result in further dilution of our ownership stakes and these transactions may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Additionally, if our investees are unable to obtain any financing, those entities could need to significantly reduce their spending in order to fund their operations. These actions likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities.

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

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, Australia, and New Zealand. If complications arise with any facility or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We also may be affected by disruptions in the global transportation network such as port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

We are subject to technology risks including failures, security breaches, and cybersecurity risks that could harm our business, damage our reputation, and increase our costs in an effort to protect against these risks.

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

While we believe that our security technology and processes follow leading practices in the prevention of security breaches and the mitigation of cybersecurity risks, given the ever-increasing abilities of those intent on breaching cybersecurity measures and given the necessity of our reliance on the security procedures of third-party vendors, the total security effort at any point in time may not be completely effective. Any security breaches and cyber incidents could adversely affect our business. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, increase operating costs associated with remediation, and harm our business. While we carry insurance that would mitigate the losses, insurance may be insufficient to compensate us fully for potentially significant losses.

Risks associated with digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites, mobile sites, and apps and their related support systems, computer viruses, cybersecurity risks, telecommunications failures, denial of service attacks, bot attacks, and similar disruptions. Also, we will require additional capital in the future to sustain or grow our digital commerce business. Risks related to digital commerce include those associated with credit card fraud, the need to keep pace with rapid technological change, governmental regulation, and legal uncertainties with respect to internet regulatory compliance. If any of these risks materialize, it could have a material adverse effect on our business.

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

Any actual or perceived misappropriation or breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position, and cash flows. Additionally, the E.U. adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which became effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4 percent of worldwide revenue. In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"), which will become effective in 2020 and will regulate the collection and use of consumers' data. GDPR, CCPA and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

The technology enablement of omni-channel in our business is complex and involves the development of a new digital platform and a new order management system designed to enhance the complete customer experience.

We continue to invest in initiatives designed to deliver a high-quality, coordinated shopping experience online, in stores, and on mobile devices, which requires substantial investment in technology, information systems, and employee training, as well as significant management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, software, and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives.

If our omni-channel initiatives are not successful, or we do not realize the return on our omni-channel investments that we anticipate, our financial performance and future growth could be materially adversely affected.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management teams. Our executive and senior management teams have substantial experience and expertise in our business and have made significant contributions to our success. Our future performance depends to a significant extent both upon the continued services of our current executive and senior management teams, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. While we believe that we have adequate succession planning and executive development programs, competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain and attract qualified executives.

Risks associated with attracting and retaining store and field associates.

Our success depends, in part, upon our ability to attract, develop, and retain a sufficient number of qualified store and field associates. The turnover rate in the retail industry is generally high. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations.

Changes in employment laws or regulation could harm our performance.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime and sick pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, European works council requirements, and union organization. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime and sick pay, paid leaves of absence, mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. Complying with any new legislation or reversing changes implemented under existing law could be time-intensive and expensive and may affect our business.

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases,  which could adversely affect our business.  There is also increased focus, including by investors, customers, and other stakeholders on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows, and financial condition.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively affect our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs, including health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in litigation, including class actions, that arises in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the United States, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could have a material adverse effect on our results of operations or financial condition.

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

We continue to document, test, and monitor our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, we cannot be assured that our disclosure controls and procedures and our internal control over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The properties of the Company and its consolidated subsidiaries consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2018 were approximately 13.24 and 7.63 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand. We currently operate five distribution centers, of which two are owned and three are leased, occupying an aggregate of 3.0 million square feet. Three distribution centers are located in the United States, one in Germany, and one in the Netherlands. The location in Germany serves as the central warehouse distribution center for the Runners Point and Sidestep stores and their related e-commerce business. The lease for our distribution center in Germany expires at the end of 2019. We also own a cross-dock and manufacturing facility, and operate a leased warehouse in the United States, both of which support our Team Edition apparel business. We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The following table provides information with respect to all persons serving as executive officers as of April 2, 2019, including business experience for the last five years.

Chairman, President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Executive Officer — North America	Stephen D. Jacobs
Executive Vice President and Chief Executive Officer — Asia Pacific	Lewis P. Kimble
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Executive Vice President and Chief Executive Officer — EMEA	Vijay Talwar
Executive Vice President and Chief Information and Customer Connectivity Officer	Pawan Verma
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President — Global Supply Chain	Todd Greener
Senior Vice President, Chief Strategy and Development Officer	W. Scott Martin
Senior Vice President and Chief Human Resources Officer	Elizabeth S. Norberg
Vice President, Treasurer	John A. Maurer

Richard A. Johnson, age 61, has served as Chairman of the Board since May 2016 and President and Chief Executive Officer since December 2014. Mr. Johnson previously served as Executive Vice President and Chief Operating Officer from May 2012 through November 2014. He served as Executive Vice President and Group President from July 2011 to May 2012; President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from January 2010 to July 2011; President and Chief Executive Officer of Foot Locker Europe from August 2007 to January 2010; and President and Chief Executive Officer of Footlocker.com/Eastbay from April 2003 to August 2007.

Stephen D. Jacobs, age 56, has served as Executive Vice President and Chief Executive Officer-North America since February 2016. He previously served as Executive Vice President and Chief Executive Officer Foot Locker North America from December 2014 through February 2016 and President and Chief Executive Officer of Foot Locker U.S., Lady Foot Locker, Kids Foot Locker, and Footaction from July 2011 to November 2014.

Lewis P. Kimble, age 60, has served as Executive Vice President and Chief Executive Officer-Asia Pacific since February 2019. Mr. Kimble previously served as Executive Vice President and Chief Executive Officer-International from February 2016 to February 2019 and President and Chief Executive Officer of Foot Locker Europe from February 2010 to February 2016.

Lauren B. Peters, age 57, has served as Executive Vice President and Chief Financial Officer since July 2011.

Vijay Talwar, age 47, has served as Executive Vice President and Chief Executive Officer – EMEA since February 2019. Mr. Talwar previously served as President – Digital from March 2018 to February 2019 and President – Digital/Footlocker.com/Eastbay from September 2016 to March 2018. Mr. Talwar served as President, Gifts and Special Occasions at Sears Holdings Corporation from 2014 to September 2016 and in various executive leadership roles at Blue Nile, Inc. from 2010 to 2014, including Chief Executive Officer, Chief Financial Officer and President, International / Global Customer Care.

Pawan Verma, age 42, has served as Executive Vice President, Chief Information and Customer Connectivity Officer since October 2017 and as Senior Vice President and Chief Information Officer from August 2015 to September 2017. From February 2013 to July 2015, Mr. Verma served in various technology leadership roles at Target Corporation ranging from enterprise architecture, e-commerce, mobile and digital, with his most recent role at Target as Vice President - Digital Technology and API Platforms.

Giovanna Cipriano, age 49, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 59, has served as Senior Vice President, General Counsel and Secretary since June 2014. She previously served as Vice President, Associate General Counsel and Assistant Secretary from May 2007 to May 2014.

Todd Greener, age 48, has served as Senior Vice President—Global Supply Chain since October 2018. Mr. Greener previously served as Senior Vice President—Supply Chain at Advance Auto Parts from March 2015 to October 2018 and General Manager—Appliance Distribution Operations at General Electric Company from September 2012 to February 2015.

W. Scott Martin, age 51, has served as Senior Vice President, Chief Strategy and Development Officer since March 27, 2019. Previously he served as Senior Vice President - Strategy and Store Development from October 2017 to March 26, 2019 and as Senior Vice President — Real Estate from June 2016 to September 2017. Mr. Martin previously served as Vice President, Store Development – Asia Pacific with Gap Inc. from June 2014 to June 2016. Prior to that role, he served in various roles at Starbucks Coffee Company: Director, Strategy Development, China, Asia Pacific and Emerging Brands (July 2013 to July 2014); Director, Global Store Development (June 2007 to July 2013).

Elizabeth S. Norberg, age 52, has served as Senior Vice President and Chief Human Resources Officer since September 2018. Ms. Norberg previously served as Executive Vice President, Chief Human Resources Officer at Loews Hotels & Co. (a subsidiary of Loews Corporation) from August 2017 to September 2018, Executive Vice President, Chief Human Resources Officer at Red Lion Hotels Corporation from June 2016 to August 2017, Vice President and Chief of Human Resources Operations, Health System at Northwell Health from 2015 to 2016 and Vice President and Chief Human Resources Officer, Central Region at Northwell Health from 2013 to 2015.

John A. Maurer, age 59, has served as Vice President, Treasurer since September 2006. In addition to this role, he also served as the Vice President of Investor Relations from February 2011 through March 2018.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 2, 2019, the Company had 12,690 shareholders of record owning 112,221,581 common shares.

During each of the quarters of 2018, the Company declared a dividend of $0.345 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 20, 2019, the Board of Directors declared a quarterly dividend of $0.38 per share to be paid on May 3, 2019. This dividend represents a 10 percent increase over the previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
Nov. 4 - Dec. 1, 2018	547,424	$51.12	547,200	$417,236,248
Dec. 2 - Jan. 5, 2019	483,300	50.43	483,300	392,863,811
Jan. 6 - Feb. 2, 2019	167,500	56.73	167,500	383,360,707
	1,198,224	$51.63	1,198,000

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested during the quarter and shares repurchased pursuant to Rule 10b5‑1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)	On February 20, 2019, the Board of Directors approved a new 3‑year, $1.2 billion share repurchase program extending through January 2022, replacing the previous $1.2 billion program.

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

Indexed Share Price Performance
220
200
180
160
140
120
100
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
2/2/2019
Foot Locker, Inc.
S&P 500 Index
S&P 500 Specialty Retailing Index

	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019
Foot Locker, Inc.	$100.00	$140.34	$180.92	$185.25	$135.37	$158.39
S&P 500 Index	$100.00	$114.22	$113.45	$137.11	$168.40	$168.30
S&P 500 Specialty Retailing Index	$100.00	$133.45	$144.54	$155.49	$191.43	$198.35

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2018	2017 (1)	2016	2015	2014
	(in millions, except per share amounts)
Summary of Operations
Sales	$7,939	7,782	7,766	7,412	7,151
Gross margin	2,528	2,456	2,636	2,505	2,374
Selling, general and administrative expenses	1,614	1,501	1,472	1,415	1,426
Depreciation and amortization	178	173	158	148	139
Litigation and other charges	37	211	6	105	4
Interest (income) / expense, net	(9)	(2)	2	4	5
Other income	(5)	(5)	(6)	(4)	(9)
Net income	541	284	664	541	520
Per Common Share Data
Basic earnings	4.68	2.23	4.95	3.89	3.61
Diluted earnings	4.66	2.22	4.91	3.84	3.56
Common stock dividends declared per share	1.38	1.24	1.10	1.00	0.88
Weighted-average Common Shares Outstanding
Basic earnings	115.6	127.2	134.0	139.1	143.9
Diluted earnings	116.1	127.9	135.1	140.8	146.0
Financial Condition
Cash, cash equivalents, and short-term investments	$891	849	1,046	1,021	967
Merchandise inventories	1,269	1,278	1,307	1,285	1,250
Property and equipment, net	836	866	765	661	620
Total assets	3,820	3,961	3,840	3,775	3,577
Long-term debt and obligations under capital leases	124	125	127	130	134
Total shareholders’ equity	2,506	2,519	2,710	2,553	2,496
Financial Ratios
Sales per average gross square foot (2)	$504	495	515	504	490
SG&A as a percentage of sales	20.3%	19.3	19.0	19.1	19.9
Net income margin	6.8%	3.6	8.6	7.3	7.3
Adjusted net income margin (3)	6.9%	6.6	8.4	8.2	7.3
Earnings before interest and taxes (EBIT) (3)	$704	576	1,006	841	814
EBIT margin (3)	8.9%	7.4	13.0	11.3	11.4
Adjusted EBIT (3)	$741	762	1,012	946	816
Adjusted EBIT margin (3)	9.3%	9.9	13.0	12.8	11.4
Return on assets (ROA)	13.9%	7.3	17.4	14.7	14.7
Return on invested capital (ROIC) (3)	12.0%	11.0	15.1	15.8	15.0
Net debt capitalization percent (3), (4)	51.7%	54.4	48.5	47.4	43.4
Current ratio	3.3	4.1	4.3	3.7	3.5
Other Data
Capital expenditures	$187	274	266	228	190
Number of stores at year end	3,221	3,310	3,363	3,383	3,423
Total selling square footage at year end (in millions)	7.63	7.71	7.63	7.58	7.48
Total gross square footage at year end (in millions)	13.24	13.30	13.12	12.92	12.73

(1)	2017 represents the 53 weeks ended February 3, 2018.
(2)

Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2017 amount has been calculated excluding the sales of the 53rd week.

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

Business Overview

Foot Locker, Inc., through its subsidiaries, is one of the largest athletic footwear and apparel retailers in the world, operating 3,221 stores in 27 countries. The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. We operate websites and mobile apps, aligned with the brand names of our store banners (including footlocker.com, ladyfootlocker.com, six02.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu, footlocker.com.au, runnerspoint.com, sidestep-shoes.com, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

With its various marketing channels and experiences across North America, Europe, Asia, Australia, and New Zealand, the Company's purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the sport and sneaker communities.

Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to 2018, we had two reportable segments, Athletic Stores and Direct-to-Customers. Beginning in 2018, the Company has changed its organizational and internal reporting structure in order to execute our omni-channel strategy. This change resulted in the combination of our stores and direct-to-customer financial results.

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

During 2018, the Company expanded into Asia, we have opened five stores and launched our digital channels across Singapore, Hong Kong, and Malaysia. In addition, we entered China through a limited offering in partnership with Tmall (a Chinese-language platform for business-to-consumer online retail). During the first quarter of 2019, we updated our organizational structure to support an accelerated growth strategy for the region. We opened an Asian headquarters in Singapore and realigned our organization into three distinct geographic regions: Europe, Middle East and Africa (EMEA), Asia Pacific, and North America. The Company will reevaluate during the first quarter of 2019 our operating segments and reporting units as a result of this change.

Store and Operations Profile

						Square Footage
	February 3,			February 2,	Relocations/	(in thousands)
	2018	Opened	Closed	2019	Remodels	Selling	Gross
Foot Locker U.S.	910	2	26	886	33	2,404	4,184
Foot Locker Europe	636	18	12	642	37	1,002	2,158
Foot Locker Canada	111	—	4	107	7	263	426
Foot Locker Pacific	98	2	6	94	7	139	230
Foot Locker Asia	—	5	—	5	—	19	34
Kids Foot Locker	436	3	11	428	7	738	1,267
Lady Foot Locker	85	—	28	57	—	79	133
Champs Sports	541	3	9	535	17	1,913	2,974
Footaction	260	5	15	250	8	799	1,360
Runners Point	118	3	14	107	1	138	238
Sidestep	83	4	7	80	5	74	133
SIX:02	32	—	2	30	—	60	102
Total	3,310	45	134	3,221	122	7,628	13,239

We operated 3,221 stores as of the end of 2018. The following is a brief description of each of our banners:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all our consumer touchpoints, Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position – from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events and highly targeted and personalized experiences in local markets. Foot Locker’s 1,734 stores are located in 27 countries including 886 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 107 in Canada, 642 in Europe, a combined 94 in Australia and New Zealand, and 5 in Asia. Our domestic stores have an average of 2,700 selling square feet and our international stores have an average of 1,700 selling square feet.

Kids Foot Locker — Kids Foot Locker offers the largest selection of brand-name athletic footwear, apparel and accessories for children. We feature products, content and experiences geared toward youth sneaker culture. Of our 428 stores, 369 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 38 in Europe, 19 in Canada, and a combined 2  in Australia and New Zealand. These stores have an average of 1,700 selling square feet.

Lady Foot Locker — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 57 stores that are located in the United States and Puerto Rico. These stores have an average of 1,400 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of our 535 stores, 504 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 31 in Canada. The Champs Sports stores have an average of 3,600 selling square feet.

Footaction — Footaction is a North American athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style, with a focus on authentic, premium product. The primary consumer is a style-obsessed, confident, influential young male who is always dressed to impress. Of our 250 stores, 246 are located in the United States and Puerto Rico and 4 are in Canada. The Footaction stores have an average of 3,200 selling square feet.

Runners Point — Runners Point specializes in running footwear, apparel, and equipment for both performance and lifestyle purposes. This banner offers athletically inspired premium products and personalized service. Runners Point also caters to local running communities providing technical products, training tips and access to local running and group events, while also serving their lifestyle running needs. Our 107 stores are located in Germany, Austria, and Switzerland. Runners Point stores have an average of 1,300 selling square feet.

Sidestep — Sidestep is a predominantly athletic fashion footwear banner. Our 80 stores are located in Germany, Austria, Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion forward consumer. Sidestep stores have an average of 900 selling square feet.

SIX:02 — SIX:02 operates 30 stores in the United States and have an average of 2,000 selling square feet. The Company has decided to close the SIX:02 banner during the early part of 2019 and will focus on its women’s business through our other banners.

Eastbay

Eastbay is a sporting goods direct marketer operating in the United States, providing serious high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports. With 150 sales professionals serving the United States, Eastbay Team Sales connects directly with thousands of high school coaches and athletic directors in offering the best performance product and premium level of service.

Franchise Operations

The Company operates franchised Foot Locker stores located within the Middle East, as well as franchised stores in Germany under the Runners Point banner. In addition, we entered into a franchise agreement during 2017 with Fox-Wizel Ltd for franchised stores operating in Israel.

A total of 122 franchised stores were operating as of February 2, 2019, 10 in Germany and 112 in the Middle East, of which 41 are in Israel.

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

Fiscal year 2017 represented the fifty-three weeks ended February 3, 2018. Accordingly, certain non-GAAP results have also been adjusted to exclude the effects of the 53rd week to assist in comparability.

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

Reconciliation:

	2018	2017	2016
	($ in millions)
Sales	$7,939	$7,782	$7,766
53rd week	—	95	—
Sales excluding 53rd week (non-GAAP)	$7,939	$7,687	$7,766

Pre-tax income:
Income before income taxes	$713	$578	$1,004
Pre-tax adjustments excluded from GAAP:
Litigation and other charges (1)	37	211	6
53rd week	—	(25)	—
Adjusted income before income taxes (non-GAAP)	$750	$764	$1,010

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$713	$578	$1,004
Interest (income) / expense, net	(9)	(2)	2
EBIT	$704	$576	$1,006

Adjusted income before income taxes	$750	$764	$1,010
Interest (income) / expense, net	(9)	(2)	2
Adjusted EBIT	$741	$762	$1,012

EBIT margin %	8.9%	7.4%	13.0%
Adjusted EBIT margin %	9.3%	9.9%	13.0%

After-tax income:
Net income	$541	$284	$664
After-tax adjustments excluded from GAAP:
Litigation and other charges, net of income tax benefit of $6, $78, and $1 million, respectively (1)	31	133	5
U.S. tax reform (2)	(28)	99	—
Tax expense related to Dutch and French tax rate change (3)	4	2	2
Tax benefit related to enacted change in foreign branch currency regulations (4)	(1)	—	(9)
Income tax valuation allowances (5)	—	8	—
Tax benefit related to intellectual property reassessment (6)	—	—	(10)
53rd week, net of income tax expense of $9 million	—	(16)	—
Adjusted net income (non-GAAP)	$547	$510	$652

Earnings per share:
Diluted EPS	$4.66	$2.22	$4.91
Diluted EPS amounts excluded from GAAP:
Litigation and other charges (1)	0.27	1.02	0.03
U.S. tax reform (2)	(0.25)	0.78	—
Tax expense related to Dutch and French tax rate change (3)	0.04	0.02	0.02
Tax benefit related to enacted change in foreign branch currency regulations (4)	(0.01)	—	(0.07)
Income tax valuation allowances (5)	—	0.07	—
Tax benefit related to intellectual property reassessment (6)	—	—	(0.07)
53rd week	—	(0.12)	—
Adjusted diluted EPS (non-GAAP)	$4.71	$3.99	$4.82

Net income margin %	6.8%	3.6%	8.6%
Adjusted net income margin %	6.9%	6.6%	8.4%

Notes on Non-GAAP Adjustments:

(1)

Litigation and other charges for 2018 includes pension-related litigation charges ($18 million, or $13 million after-tax) and impairment charges ($19 million, or $18 million after-tax). The 2017 amount represented pension-related litigation charges ($178 million, or $111 million after-tax), impairment charges ($20 million, or $14 million after-tax), and severance and related costs ($13 million, or $8 million after-tax). The 2016 amount represented impairment charges of $6 million, or $5 million after-tax.

Pension litigation - The Company recorded pre-tax charges $18 million during 2018, in connection with its U.S. retirement plan litigation and required plan reformation. The charge reflected $13 million of adjustments to the estimated cost of the reformation and interest. Additionally, professional fees of $5 million were incurred during 2018 in connection with the plan reformation.

Impairment charges – The Company recognized pre-tax impairment charges totaling $19 million, $20 million, and $6 million during the fourth quarters of 2018, 2017, and 2016, respectively. These charges were associated with our SIX:02, Runners Point, and Sidestep businesses and primarily represented the write-down of the Runners Point tradename, store fixtures, and leasehold improvements.

Severance and related costs – During the third quarter of 2017, the Company recorded a pre-tax charge of $13 million associated with the reorganization and the reduction of staff taken to improve efficiency.

(2)

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. During the fourth quarter of 2017, the Company recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. During 2018, the Company reduced the provisional amounts by $28 million. This adjustment represented a $21 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments.

We exclude the discrete U.S. tax reform effect from our Adjusted diluted EPS as it does not reflect our ongoing tax obligations under U.S. tax reform.

(3)

During the fourth quarters of 2018 and 2017, the Company recognized tax expense of $4 million and $2 million, respectively, in connection to separate tax rate reductions in the Netherlands and France, respectively, to write down the value of deferred tax assets. During 2016, the Company recognized tax expense of $2 million related to a separate tax rate reduction in France.

(4)

During the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987. These regulations, which were promulgated in December 2016, changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, the Company updated its calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million. The change in 2016 resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision of $9 million.

(5)

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

Return on Invested Capital

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

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also represented below. ROA increased to 13.9 percent as compared to 7.3 percent in the prior year. This improvement reflects the increase in net income as compared with the prior year, which included charges related to the pension matter and the effects of tax reform.

Our ROIC increased to 12.0 percent in 2018, as compared to 11.0 percent in the prior year. Average invested capital decreased compared with the prior year and after-tax earnings increased, which resulted in the overall increase in ROIC. Average invested capital decreased as a result of the effect of opening fewer new stores, more stores that are operating on a month-to-month basis or paying variable rents coupled with foreign exchange rate fluctuations. The earnings increase is more fully discussed on the following pages.

	2018	2017	2016
ROA (1)	13.9%	7.3%	17.4%
ROIC %	12.0%	11.0%	15.1%

(1)	Represents net income of $541 million, $284 million, and $664 million divided by average total assets of $3,891 million, $3,901 million, and $3,808 million for 2018, 2017, and 2016, respectively.

Calculation of ROIC:

	2018	2017	2016
	($ in millions)
Adjusted EBIT	$741	$762	$1,012
+ Rent expense	750	735	690
- Estimated depreciation on capitalized operating leases (1)	(603)	(593)	(552)
Adjusted net operating profit	888	904	1,150
- Adjusted income tax expense (2)	(241)	(304)	(409)
= Adjusted return after taxes (3)	$647	$600	$741
Average total assets	$3,891	$3,901	$3,808
- Average cash and cash equivalents	(870)	(948)	(1,034)
- Average non-interest bearing current liabilities	(690)	(614)	(656)
- Average merchandise inventories	(1,274)	(1,293)	(1,296)
+ Average estimated asset base of capitalized operating leases (1)	2,989	2,978	2,687
+ 13‑month average merchandise inventories	1,337	1,413	1,388
= Average invested capital	$5,383	$5,437	$4,897
ROIC %	12.0%	11.0%	15.1%

(1)

The determination of the capitalized operating leases and the adjustments to income have been calculated on a lease-by-lease basis and have been consistently calculated in each of the years presented above. Capitalized operating leases represent the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. The present value of operating leases is discounted using various interest rates ranging from 1.7 percent to 14.5 percent, which represents our incremental borrowing rate at inception of the lease. The capitalized operating leases and related income statement amounts disclosed above do not reflect the requirements of Accounting Standards Update 2016‑02, Leases.

(2)	The adjusted income tax expense represents the marginal tax rate applied to net operating profit for each of the periods presented.
(3)	The adjusted return after taxes does not include interest expense that would be recorded on a capital lease.

Overview of Consolidated Results

	2018	2017	2016
	(in millions, except per share data)
Sales	$7,939	$7,782	$7,766
Sales per square foot	504	495	515
Gross margin	2,528	2,456	2,636
Selling, general and administrative expenses	1,614	1,501	1,472
Depreciation and amortization	178	173	158

Operating Results
Division profit	$789	810	1,070
Less: Pension litigation and reorganization charges	18	191	—
Less: Corporate expense	72	48	70
Income from operations	699	571	1,000
Interest income (expense), net	9	2	(2)
Other income	5	5	6
Income before income taxes	$713	578	1,004

Net income	$541	$284	$664
Diluted earnings per share	$4.66	$2.22	$4.91

Highlights of our 2018 financial performance include:

•

Sales and comparable-store sales, as noted in the table below, both increased and benefitted from improved assortments compared with the prior year. We worked closely with our strategic partners to deliver exciting and exclusive product offerings and improved our local product assortments. Additionally, in early 2018 we changed our organizational structure by aligning our stores and e-commerce businesses in support of our omni-channel strategies. The benefits from that realignment are noted in the results of the e-commerce business.

	2018	2017	2016
Sales increase	2.0%	0.2%	4.8%
Comparable-store sales increase / (decrease)	2.7%	(3.1)%	4.3%

•	Footwear sales represented 82 percent of total sales for all periods presented.
•	Our stores and direct-to-customer sales channels experienced overall comparable-sales gains of 1.1 percent and 12.3 percent, respectively.
•	Sales per square foot increased by 1.8 percent to $504.
•

Sales of our direct-to-customers channel increased by 10.5 percent to $1,225 million, as compared with $1,109 million in 2017 and increased by 110 basis points as a percentage of total sales to 15.4 percent. The direct business has been steadily increasing as a percentage of total sales over the last several years. Our growth reflected our expansion into new geographies and customers’ acceptance of our technology improvements.

•

Gross margin, as a percentage of sales, increased by 20 basis points to 31.8 percent in 2018. The improvement was primarily driven by an increase in our merchandise margin rate, reflecting a lower markdown rate as compared with the prior year.

•

SG&A expenses were 20.3 percent of sales, an increase of 100 basis points as compared with the prior year. The overall increase reflected higher wages, higher incentive compensation expense, and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects.

•

Net income was $541 million, or $4.66 diluted earnings per share, which represented a significant increase from the prior-year period. This increase reflected, in part, the charge recorded in the prior year related to the pension matter and tax reform. Adjusted net income was $547 million, or $4.71 diluted earnings per share, an increase of 18.0 percent from the corresponding non-GAAP prior-year period.

•	Net income margin increased to 6.8 percent as compared with 3.6 percent in the prior year. Our adjusted net income margin increased to 6.9 percent in 2018 as compared to 6.6 percent in the prior year.

Highlights of our financial position for the period ended February 2, 2019 include:

•	We ended the year in a strong financial position. At year end, we had $767 million of cash and cash equivalents, net of debt. Cash and cash equivalents at February 2, 2019 were $891 million.
•

Net cash provided by operating activities was $781 million. This result included pension contributions of $128 million and a $97 million payment to class counsel related to the pension litigation matter.  Excluding these outflows, operating activities were strong and reflected the Company’s improved working capital management, with inventories declining slightly despite higher sales.

•

Cash capital expenditures during 2018 totaled $187 million and were primarily directed to the remodeling or relocation of 122 stores, the build-out of 45 new stores, as well as other technology and infrastructure projects.

•

We made minority investments of $89 million during 2018, bringing our total investments to $104 million. These investments are part of the Company’s broader strategic initiatives aimed at strengthening and diversifying our role within the sneaker community. Additionally, we expect that these strategic investments allow us to better adapt to the dynamically evolving consumer and retail landscape by strengthening our capabilities, providing diversification, and gaining greater insights into youth culture.

•

During 2018, we returned significant amounts of cash to our shareholders. Dividends totaling $158 million were declared and paid during 2018, and 7.9 million shares were repurchased under our share repurchase program at a cost of $375 million. In February 2019, our Board of Directors approved a dividend increase of 10 percent and approved a new 3-year $1.2 billion share repurchase program. These initiatives demonstrate our commitment to delivering meaningful returns to our shareholders.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable-store sales also includes direct-to-customers sales. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations. Comparable-store sales for 2017 does not include the sales from the 53rd week.

The information shown below represents certain sales metrics by sales channel:

	2018	2017	2016
Stores	($ in millions)
Sales	$6,714	$6,673	$6,744
$ Change	$41	$(71)
% Change	0.6%	(1.1)%
% of total sales	84.6%	85.7%	86.8%
Comparable sales increase (decrease)	1.1%	(4.7)%	3.6%

Direct-to-customers
Sales	$1,225	$1,109	$1,022
$ Change	$116	$87
% Change	10.5%	8.5%
% of total sales	15.4%	14.3%	13.2%
Comparable sales increase	12.3%	6.9%	8.8%

Effective with the first quarter of 2018, the Company discloses one reportable segment and, accordingly, the following discussion describes the changes in sales by banner on an omni-channel basis, meaning that each banner’s results are inclusive of its store and e-commerce activity, unless noted otherwise.

2018 compared with 2017

Sales of $7,939 million in 2018 increased by 2.0 percent from sales of $7,782 million in 2017. Excluding the effect of foreign currency fluctuations, sales increased by 1.7 percent as compared with 2017. Comparable-store sales increased  2.7 percent during 2018 as compared with the corresponding prior-year period.

Both of our sales channels generated positive results as compared with the prior year. The overall comparable sales growth was led by our direct-to-customers channel, which increased by 12.3 percent as compared with the corresponding prior-year period. The improvement in our direct-to-customers channel reflected positive customer sentiment as a result of various e-commerce customer experience enhancements. Our stores channel also performed well and generated a comparable sales increase of 1.1 percent as compared with the corresponding prior-year period.  Both channels benefitted from improved product assortments, including higher sales from our marquee business and secondary brands.

Excluding the effect of foreign currency fluctuations and the 53rd week in 2017, the increase in total sales was across most of our banners and was led by our North American operations. The largest gains were experienced by Eastbay, Kids Foot Locker, Foot Locker, and Champs Sports. The banners that experienced declines during 2018 included Runners Point, Sidestep, SIX:02, and Footaction. Our operations in Europe ended the year relatively flat as compared with the corresponding prior-year period as the fourth quarter’s high single-digit sales increase was not quite enough to offset the declines experienced earlier in the year.

From a product perspective, footwear and apparel sales led the increase. Sales of men’s and children’s footwear increased, while sales of women’s footwear declined. The decline in sales of women’s footwear primarily reflected declines in sales of women’s running and court styles as the prior year included the success of certain women’s offerings with no comparable offerings in the current year. Our apparel sales increased primarily due to improvements in our men’s and children’s product offerings.

2017 compared with 2016

Sales of $7,782 million in 2017 increased by 0.2 percent from sales of $7,766 million in 2016.  Results from 2017 include the effect of the 53rd week, which represented sales of $95 million. Excluding the effect of foreign currency fluctuations, sales declined 0.5 percent as compared with 2016. Comparable-store sales declined 3.1 percent during 2017 as compared with 2016.

The overall decline in comparable-store sales was primarily driven by a decrease in footwear sales. By channel, our direct-to-customers business led the overall result. Comparable-sales for the direct-to-customers channel increased 6.9 percent in 2017 as compared to 2016. The comparable-sales gain primarily reflected growth in our domestic and international store-banner e-commerce businesses coupled with an increase in our Eastbay business. Internationally, we continued to expand the geographies that we serve in 2017, including most notably launching our e-commerce business in Australia.

During 2017, we experienced a decline in footwear sales which reflected a lack of depth and variety of innovative new product at the premium end of the athletic footwear market to suit our customers’ quickly-changing style preferences. Children’s and women’s footwear sales were the major contributors to the comparable-store declines in footwear, although men’s footwear also experienced a modest comparable-store decline. Women’s court styles primarily contributed to the comparable-store decline in women’s footwear, particularly in Foot Locker, Lady Foot Locker, and Foot Locker Europe. The comparable store-sales decrease in children’s footwear mostly reflected declines in the basketball category. Gains in men’s lifestyle running shoes were not enough to compensate for the sales declines in basketball and court lifestyle footwear, again due to insufficient product depth.

Gross Margin

	2018	2017	2016
Gross margin rate	31.8%	31.6%	33.9%
Basis point increase / (decrease) in the gross margin rate	20	(230)	10
Components of the change-
Merchandise margin rate improvement / (decline)	30	(160)	20
Higher occupancy and buyers’ compensation expense rate	(10)	(70)	(10)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate increased to 31.8 percent in 2018 as compared to 31.6 percent in the prior year. The merchandise margin rate improvement primarily reflected lower markdown rates as we increased full-price selling especially as the year progressed. This was partially offset by a continued decline in our shipping and handling revenue as a result of a higher frequency of free shipping offers. The change in the gross margin rate also reflects a 10 basis point increase in the occupancy and buyers’ compensation rate as compared with 2017. Excluding the 53rd week of 2017, the occupancy and buyers’ compensation expense rate improved by 10 basis points.

The gross margin rate decreased to 31.6 percent in 2017 as compared to 33.9 percent in 2016. The decline in the merchandise margin rate in 2017 primarily reflected a higher markdown rate. The higher markdowns were the result of a more promotional environment and were necessary to ensure merchandise inventory remained current and in line with the sales trend. Although to a lesser degree, a decline in our shipping and handling revenue also negatively affected the merchandise margin. The decline in the gross margin rate also reflected an increase in the occupancy and buyers’ compensation rate as compared to 2016. Rent-related costs continued to increase while our sales were relatively flat. The increase in rent-related costs was primarily driven by entering into leases for high-profile locations.

Selling, General and Administrative Expenses (SG&A)

	2018	2017	2016
	($ in millions)
SG&A	$1,614	$1,501	$1,472
$ Change	$113	$29	57
% Change	7.5%	2.0%	4.0
SG&A as a percentage of sales	20.3%	19.3%	19.0%

SG&A increased by $113 million and 7.5 percent in 2018, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 100 basis points as compared with 2017. Excluding the effect of foreign currency fluctuations, SG&A increased by $105 million and 7.0 percent as compared with the prior year.

The higher SG&A expense rate in 2018 reflected higher wages, higher incentive compensation expense, and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Higher incentive compensation, including share-based compensation tied to performance, was recorded reflecting our strong performance relative to our financial targets as compared with the prior year that included minimal expense. Additionally, during 2017, the Company recorded hurricane-related expenses of $7 million. A benefit of $5 million was recorded during 2018 relating to insurance recoveries for damaged inventory and fixed assets for losses incurred in 2017 during Hurricane Maria. Together, these two factors affected SG&A expense by $12 million.

The rise in the SG&A expense rate during 2017, as compared to 2016, primarily related to our stores, partially offset by a decline in our e-commerce SG&A rate. During 2017, we experienced increases in store-related compensation costs as a result of increased minimum wage levels. Additionally, we incurred higher expenses related to wages, such as payroll taxes and benefits. These increases in the SG&A expense rate were partially offset by declines in incentive compensation and marketing related costs. The 53rd week contributed $16 million of additional expenses in 2017, however, as a percentage of sales, the SG&A rate remained unchanged at 19.3 percent.

Depreciation and Amortization

	2018	2017	2016
	($ in millions)
Depreciation and amortization	$178	$173	$158
$ Change	$5	$15	10
% Change	2.9%	9.5%	6.8

Depreciation and amortization increased by $5 million in 2018 as compared with 2017. The effect of foreign currency fluctuations on depreciation and amortization for the current year was not significant. The increases in both 2018 and 2017 reflect a rise in capital spending on store improvements, the enhancement of our digital sites, and various other technologies and infrastructure.

Division Profit

Included in our 2018 division profit were non-cash impairment charges of $19 million related to the write-down of tradenames, store fixtures, and leasehold improvements related to Runners Point, Sidestep, and SIX:02. The effect of the impairment charges decreased the division profit rate by 30 basis points. The Company will be closing its SIX:02 stores during 2019, however lease termination payments are not expected to be significant. While our gross margin rate increased, our expenses grew at a faster rate thereby reducing division profit. The increase in gross margin and expenses are more fully discussed in other sections.

Division profit for 2017 also included a non-cash impairment charge of $20 million related to the write-down of primarily store fixtures and leasehold improvements. SIX:02 recorded a charge of $16 million and our Runners Point and Sidestep stores recorded a charge of $4 million. The effect of the impairment charges decreased the division profit rate by 30 basis points. Most of the remaining decline in the division profit rate when comparing 2017 to 2016 was related to a decrease in the merchandise margin rate reflecting higher markdowns coupled with an increase in the SG&A rate. The division profit decline in 2017 was most pronounced in our European business. The 53rd week did not have a significant effect on the overall division profit rate.

Litigation and Other Charges

Litigation and other charges recorded totaled $37 million, $211 million, and $6 million for 2018, 2017, and 2016, respectively.

Included in division profit are non-cash impairment charges recorded during 2018, 2017, and 2016 of  $4 million, $20 million, and $6 million, respectively. These charges related to the write-down of store fixtures and leasehold improvements of our Runners Point, Sidestep, and SIX:02 stores. Additionally, in 2018 we recorded a charge of $15 million to write down the value of the Runners Point tradename.

Related to our pension litigation, we recorded charges totaling $18 million during 2018. This amount included charges of $13 million, which represented adjustments to the estimated cost of reformation and interest. Professional fees in connection with the plan reformation were incurred totaling $5 million. During 2017, the Company recorded charges totaling $178 million related to the same matter.

We reduced and reorganized our division and corporate staff during 2017, which resulted in a charge of $13 million. The substantial majority of which was for severance and related costs.

Corporate Expense

	2018	2017	2016
	($ in millions)
Corporate expense	$72	$48	$70
$ Change	$24	$(22)	(7)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $18 million, $16 million, and $14 million in 2018, 2017, and 2016, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $40 million in 2018, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $64 million as compared with 2017. This increase was primarily due to technology spending related to our various technology initiatives and higher incentive compensation, including the portion of share-based compensation that is tied to the Company’s performance. Share-based compensation increased by $7 million as compared with the prior year.

Corporate expense decreased by $22 million in 2017 as compared with 2016. The annual adjustment of the allocation of corporate expense to the operating divisions reduced corporate expense by $4 million. The remaining $18 million decline was primarily due to a $13 million decline in incentive compensation, which reflected the Company’s underperformance relative to its plan. Share-based compensation declined by $7 million and is also primarily related to the portion of share-based compensation that is tied directly to the Company’s performance. Additionally, the decline in corporate expense also reflected a decrease of $4 million relating to the 2016 corporate headquarters relocation costs. These decreases were partially offset by a $2 million litigation charge, increased corporate support costs, such as information technology and real estate management, and increased depreciation and amortization expense. The effect of the 53rd week on corporate expense was not significant.

Interest (Income) / Expense, Net

	2018	2017	2016
	($ in millions)
Interest expense	$11	$12	$11
Interest income	(20)	(14)	(9)
Interest (income) / expense, net	$(9)	$(2)	$2
Weighted-average interest rate (excluding fees)	7.0%	7.3%	7.2

The changes during 2018 and 2017 primarily relate to the amounts earned as interest income. Interest income increased by $6 million in 2018 as compared with 2017 and increased $5 million in 2017 as compared with 2016. The increase for both periods primarily represented increased income due to higher average interest rates on our cash investments. The increase in interest income during 2018 also reflected the effects of cash repatriation to the U.S., where we earned a higher average interest rate. We did not have any short-term borrowings, other than small amounts related to capital leases, for any of the periods presented.

Income Taxes

Public Law 115-97, informally known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35 percent to 21 percent, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

The Company made estimates of the effects and recorded provisional amounts in its 2017 financial statements as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provided guidance on accounting for the Tax Act’s effects. During the fourth quarter of 2018, we completed our accounting for the Tax Act based on the current facts and regulatory guidance available at the end of the SAB 118 measurement period.

Our effective tax rate for 2018 was 24.1 percent, as compared with 50.8 percent in 2017. The decrease was primarily attributable to the absence in 2018 of the substantial one-time Tax Act related charges detailed below, the reduction in the corporate federal income tax rate from 35 percent to 21 percent, and a $28 million benefit from the completion of our accounting for the Tax Act. See also Note 17, Income Taxes for more information under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Partially offsetting these decreases was a 2018 Dutch tax rate reduction that resulted in tax expense of $4 million for the write-down of Dutch deferred tax assets. In 2017, we recorded tax expense of $2 million for a French tax rate reduction.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The effective tax rate for 2018 and 2017 includes reserve releases totaling $5 million and $1 million, respectively, due to audit settlements and lapses of statutes of limitations.

In the fourth quarter of 2017, we recorded a provisional tax of $99 million for the mandatory deemed repatriation of historical foreign sourced net earnings and related items as well as tax expense of $8 million related to the establishment of valuation allowances against certain foreign deferred tax assets. Offsetting these expenses were $9 million of excess tax benefits from share-based compensation reflecting the change required by ASC 718 which we adopted during 2017.

Excluding the reserve releases, foreign tax rate changes, repatriation tax, the establishment of valuation allowances, and the effects of excess tax benefits recorded during 2017, the effective tax rate for 2018 decreased as compared with 2017, due to the federal income tax rate reduction.

The effective tax rate for 2017 was 50.8 percent, as compared with 33.9 percent in 2016. Excluding the provisional repatriation and related items, the establishment of valuation allowances, the effects of excess tax benefits, the effect of the charges recorded during 2017, the IP valuation catch-up deductions in 2016, and the effect of Section 987 Regulations on 2016, the effective tax rate for 2017 decreased as compared with 2016, primarily due to the partial year benefit of the federal income tax rate reduction as well as mix of income.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of February 2, 2019, approximately $383 million remained available under our current $1.2 billion share repurchase program. On February 20, 2019, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2022, replacing the previous program.

Also on February 20, 2019, the Board of Directors declared a quarterly dividend of $0.38 per share to be paid on May 3, 2019, representing a 10 percent increase over the previous quarterly per share amount.

As discussed further in the Legal Proceedings note under “Item 8. Financial Statements and Supplementary Data,” during the second quarter of 2018, the Company reformed its U.S. qualified pension plan which required the remeasurement of the pension liabilities, as well as payment to plaintiff’s counsel of $97 million representing class counsel fees awarded in the judgment. During the fourth quarter of 2017, we deposited $150 million into a qualified settlement fund, classified as restricted cash. This fund was used to pay plaintiff’s counsel fees and the balance of the settlement fund will be used for future pension contributions during 2019. The timing and the amount of actual contributions to the pension plan are dependent on the funded status of the plan and various other factors, such as interest rates and the performance of the plan’s assets.

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

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. In 2018 and 2017, we purchased approximately 90 percent and 93 percent, respectively, of our merchandise from our top five suppliers and expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 66 percent in 2018 and 67 percent in 2017 was purchased from one supplier — Nike, Inc.

Planned capital expenditures in 2019 are $273 million and lease acquisition costs related to our operations in Europe are $2 million. Included in this total is  $173 million dedicated to elevating our customers’ in-store experience through continued relocation and remodels in major cities and key markets. It includes the remodeling and expansion of approximately 190 existing stores, as well as the planned opening of approximately 80 stores, including the continued expansion of our “power” stores – pinnacle retail experiences that delivers connected customer interactions through service, experience, product, and a sense of community - and our expansion in Asia with a limited number of locations. Planned spending for 2019 also includes $100 million for digital and other investments, including additional enhancements to our mobile and web platforms, the continued roll-out of our new point-of-sale software, new point-of-sale hardware, expanding data analytics capabilities, and supply chain initiatives. We have the ability to revise and reschedule much of the anticipated capital expenditure program, should our financial position require it.

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

	2018	2017	2016
	($ in millions)
Net cash provided by operating activities	$781	$813	$844
Capital expenditures	(187)	(274)	(266)
Free cash flow	$594	$539	$578

Operating Activities

	2018	2017	2016
	($ in millions)
Net cash provided by operating activities	$781	$813	$844
$ Change	$(32)	$(31)	53

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decline in 2018 in cash provided by operating activities compared with the prior year reflected an increase to net income and higher net inflows associated with changes in working capital, which were more than offset by an increase in pension-related payments. During 2018, $97 million was paid in class counsel fees in connection with the pension litigation matter, and we also contributed $128 million to our U.S. qualified pension plan, as compared with $25 million in 2017. During 2016, we contributed $33 million to the U.S. qualified pension plan and $3 million to our Canadian qualified pension plan. The amounts and timing of pension contributions are dependent on several factors, including asset performance.

Cash paid for income taxes were $184 million, $237 million, and $341 million for 2018, 2017, and 2016, respectively.

Investing Activities

	2018	2017	2016
	($ in millions)
Net cash used in investing activities	$274	$289	$266
$ Change	$(15)	$23	36

Capital expenditures in 2018 were $187 million, a decrease of $87 million as compared with the prior year. This represented a decline in spending on store projects partially offset by an increase related to technology projects. During 2018, we completed the remodeling or relocation of 122 existing stores and opened 45 new stores.

Capital expenditures in 2017 were $274 million, primarily related to the remodeling or relocation of 183 existing stores, and the build-out of 94 new stores. The increase in 2017 as compared with 2016 primarily related to our corporate headquarters build out and two new flagship stores.

Investing activities for 2018 included $89 million related to various minority investments as compared with $15 million in 2017. The current year also includes $2 million received in insurance proceeds for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	2018	2017	2016
	($ in millions)
Net cash used in financing activities	$527	$616	$556
$ Change	$(89)	$60	56

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

	2018	2017	2016
	($ in millions)
Share repurchases	$375	$467	$432
Dividends paid on common stock	158	157	147
Total returned to shareholders	$533	$624	$579

During 2018, 2017, and 2016, we repurchased 7,886,705 shares, 12,413,590 shares, and 6,984,643 shares of our common stock under our share repurchase programs, respectively. Additionally, the Company declared and paid dividends representing a quarterly rate of $0.345, $0.31, and $0.275 per share in 2018, 2017, and 2016, respectively. During 2018, 2017 and 2016, we paid $1 million, $10 million and $7 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $7 million, $18 million, and $33 million for 2018, 2017, and 2016, respectively.

During 2016, we paid fees of $2 million in connection with the credit agreement, see below for further details. Additionally, we made payments during 2016 relating to capital lease obligations of $1 million. These obligations were recorded in connection with the acquisition of the Runners Point Group.

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

The 2016 Credit Agreement provides for a security interest in certain of our domestic store assets, including inventory assets, accounts receivable, cash deposits, and certain insurance proceeds. We are not required to comply with any financial covenants unless certain events of default have occurred and are continuing, or if availability under the 2016 Credit Agreement does not exceed the greater of $40 million and 10 percent of the Loan Cap (as defined in the 2016 Credit Agreement). There are no restrictions relating to the payment of dividends and share repurchases as long as no default or event of default has occurred and the aggregate principal amount of unused commitments under the 2016 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and the Borrowing Base, determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months. We do not currently expect to borrow under the facility in 2019, other than amounts used to support standby letters of credit.

Credit Rating

As of April 2, 2019, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

Debt Capitalization and Equity (non-GAAP Measure)

For purposes of calculating debt to total capitalization, we include the present value of operating lease commitments in total net debt. Total net debt including the present value of operating leases is considered a non-GAAP financial measure.

The present value of operating leases is discounted using various interest rates ranging from 1.7 percent to 14.5 percent, which represent our incremental borrowing rate at inception of the lease. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believe that the inclusion of the present value of operating leases in total debt is useful to our investors, credit constituencies, and rating agencies.

	2018	2017
	($ in millions)
Long-term debt	$124	$125
Present value of operating leases	3,447	3,729
Total debt including the present value of operating leases	3,571	3,854
Less:
Cash and cash equivalents	891	849
Total net debt including the present value of operating leases	2,680	3,005
Shareholders’ equity	2,506	2,519
Total capitalization	$5,186	$5,524
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases	51.7%	54.4%

Including the present value of operating leases, net debt capitalization percent decreased 270 basis points in 2018, primarily reflecting fewer store openings during the year, additional stores that are operating on a month-to-month basis, additional stores paying variable rents, and foreign exchange fluctuations.

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of the Company’s contractual cash obligations and other commercial commitments at February 2, 2019:

		Payments Due by Fiscal Period
Contractual Cash					2024 and
Obligations	Total	2019	2020-2021	2022-2023	Beyond
	($ in millions)
Long-term debt (1)	$151	$11	$140	$—	$—
Operating leases (2)	4,277	672	1,214	983	1,408
Other long-term liabilities (3)	64	64	—	—	—
Total contractual cash obligations	$4,492	$747	$1,354	$983	$1,408

(1)

The amounts presented above represent the contractual maturities of our long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $6 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(2)

The amounts presented represent the future minimum lease payments under non-cancellable operating leases. In addition to minimum rent, certain of our leases require the payment of additional costs for insurance, maintenance, and other costs. These costs have historically represented approximately 20 to 25 percent of the minimum rent amount. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are unknown.

(3)

Other liabilities in the Consolidated Balance Sheet at February 2, 2019 primarily comprise pension and postretirement benefits, deferred rent liability, income taxes, workers’ compensation and general liability reserves, and various other accruals. The amount presented in the table includes the 2019 scheduled contribution of $55 million to our U.S. qualified pension plan. With regards to amounts payable related to the Tax Act, we have included $9 million in the table above. Other than these liabilities, other amounts (including our unrecognized tax benefits of $34 million) have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. Remaining amounts for which the timing is known have not been included as they are minimal and not useful to the presentation. Additional information is included in the Other Liabilities, Financial Instruments and Risk Management, and Retirement Plans and Other Benefits notes under “Item 8. Consolidated Financial Statements and Supplementary Data.”

		Payments Due by Fiscal Period
Other Commercial					2024 and
Commitments	Total	2019	2020-2021	2022-2023	Beyond
	($ in millions)
Purchase commitments (1)	$2,503	$2,503	$—	$—	$—
Other (2)	387	108	180	99	—
Total other commercial commitments	$2,890	$2,611	$180	$99	$—

(1)

Represents open purchase orders, as well as other commitments for merchandise purchases, at February 2, 2019. We are obligated under the terms of purchase orders; however, we are generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences.

(2)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of February 2, 2019 are described in the table under Contractual Obligations and Commitments on the preceding page and with additional information in the Leases note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

Merchandise Inventories and Cost of Sales

Merchandise inventories for the stores are valued at the lower of cost or market using the retail inventory method (“RIM”). The RIM is commonly used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis.

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

During 2018, we conducted impairment reviews of the Runners Point, Sidestep, and SIX:02 store-level assets and recorded non-cash impairment charges totaling $4 million. During 2017, we conducted impairment reviews of the Runners Point and Sidestep store-level assets, which resulted in non-cash impairment charges of $4 million. Also during 2017, we recorded a $16 million non-cash impairment charge related to our SIX:02 business.

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

As a result of the first quarter 2018 change in our organizational and internal reporting structure, we have determined that we have one reportable segment. We have reassessed our reporting units in light of this change and have deemed the collective omni-channel banners in North America and International to be the two reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. As required, we conducted our 2018 annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit significantly exceeded its carrying value.

Pension and Postretirement Liabilities

We review all assumptions used to determine our obligations for pension and postretirement liabilities annually with our independent actuaries, taking into consideration existing and future economic conditions and our intentions with regard to the plans. The assumptions used are:

Long-Term Rate of Return

The expected rate of return on plan assets is the long-term rate of return expected to be earned on the plans’ assets and is recognized as a component of pension expense. The rate is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The weighted-average long-term rate of return used to determine 2018 pension expense was 5.9 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2018 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

Discount Rate

An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of our Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. The weighted-average discount rates used to determine the 2018 benefit obligations related to our pension and postretirement plans was 4.0 percent.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at February 2, 2019 by approximately $30 million and $33 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2018 pension expense or postretirement income.

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

Mortality Assumptions

The mortality assumption used to value the Company’s 2018 and 2017 U.S. pension obligations was the RP‑2017 mortality table with generational projection using modified MP‑2017 for both males and females. The Company used the RP‑2000 mortality table with generational projection using scale AA for both males and females to value its Canadian pension obligations for both 2018 and 2017.

For the SERP Medical Plan, the mortality assumption used to value the 2018 obligation was updated to the RPH‑2018 table with generational projection using MP‑2018, while in the prior year the obligation was valued using the RPH‑2017 table with generational projection using MP‑2017. Each year we update this assumption to the most recent study from the Society of Actuaries.

Income Taxes

Deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income for future years by taxing jurisdiction and to use our judgment to determine whether to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon our long-range strategic plans.

A one percent change in the overall statutory tax rate for 2018 would have resulted in a change of $3 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions, and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Excluding the effect of any nonrecurring items that may occur, we expect the 2019 effective tax rate to approximate 27.5 percent. The actual tax rate will vary if the level of stock option exercise activity and the stock price at the vesting or exercise date differs from our expectations. Additionally, the tax rate will also depend on the level and mix of income earned in the United States, as compared with our international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by us during the year ended February 2, 2019 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

•	Consolidated Statements of Operations for the fiscal years ended:
•	February 2, 2019
•	February 3, 2018
•	January 28, 2017
•	Consolidated Statements of Comprehensive Income for the fiscal years ended:
•	February 2, 2019
•	February 3, 2018
•	January 28, 2017
•	Consolidated Balance Sheets as of:
•	February 2, 2019
•	February 3, 2018
•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended:
•	February 2, 2019
•	February 3, 2018
•	January 28, 2017
•	Consolidated Statements of Cash Flows for the fiscal years ended:
•	February 2, 2019
•	February 3, 2018
•	January 28, 2017
•	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 2, 2019 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York

April 2, 2019

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2018	2017	2016
	(in millions, except per share amounts)
Sales	$7,939	$7,782	$7,766

Cost of sales	5,411	5,326	5,130
Selling, general and administrative expenses	1,614	1,501	1,472
Depreciation and amortization	178	173	158
Litigation and other charges	37	211	6
Income from operations	699	571	1,000

Interest (income) / expense, net	(9)	(2)	2
Other income	(5)	(5)	(6)
Income before income taxes	713	578	1,004
Income tax expense	172	294	340
Net income	$541	$284	$664

Basic earnings per share	$4.68	$2.23	$4.95
Weighted-average shares outstanding	115.6	127.2	134.0

Diluted earnings per share	$4.66	$2.22	$4.91
Weighted-average shares outstanding, assuming dilution	116.1	127.9	135.1

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2018	2017	2016
	($ in millions)
Net income	$541	$284	$664
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit) expense of $(9), $18, and $1 million, respectively	(75)	114	(8)

Reclassification due to the adoption of ASU 2018-02	—	4	—

Cash flow hedges:
Change in fair value of derivatives, net of income tax	—	(1)	(1)

Available for sale securities:
Unrealized gain on available-for-sale securities	—	1	—

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax (benefit) expense of $(8), $2, and $4 million, respectively	(24)	4	4

Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $4, and $4 million, respectively	8	7	8

Reclassification due to the adoption of ASU 2018-02	—	(45)	—
Comprehensive income	$450	$368	$667

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED BALANCE SHEETS

	2018	2017
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$891	$849
Merchandise inventories	1,269	1,278
Other current assets	358	424
	2,518	2,551
Property and equipment, net	836	866
Deferred taxes	87	48
Goodwill	157	160
Other intangible assets, net	24	46
Other assets	198	290
	$3,820	$3,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$387	$258
Accrued and other liabilities	377	358
	764	616
Long-term debt	124	125
Other liabilities	426	701
Total liabilities	1,314	1,442
Shareholders’ equity	2,506	2,519
	$3,820	$3,961

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at January 30, 2016	173,398	$1,108	(36,421)	$(1,371)	$3,182	$(366)	$2,553
Restricted stock issued	203	—	—	—			—
Issued under director and stock plans	1,342	32	—	—			32
Share-based compensation expense	—	22	—	—			22
Excess tax benefits from equity awards	—	20					20
Forfeitures of restricted stock	—	1	(20)	(1)			—
Shares of common stock used to satisfy tax withholding obligations	—	—	(102)	(7)			(7)
Share repurchases	—	—	(6,985)	(432)			(432)
Reissued Employee Stock Purchase Plan ("ESPP")	—	—	81	2			2
Retirement of treasury stock	(42,327)	(283)	42,327	1,728	(1,445)		—
Net income					664		664
Cash dividends declared on common stock ($1.10 per share)					(147)		(147)
Translation adjustment, net of tax						(8)	(8)
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						12	12
Balance at January 28, 2017	132,616	$900	(1,120)	$(81)	$2,254	$(363)	$2,710
Restricted stock issued	169	—	—	—			—
Issued under director and stock plans	608	11	—	—			11
Share-based compensation expense	—	15	—	—			15
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(10)			(10)
Share repurchases	—	—	(12,414)	(467)			(467)
Reissued ESPP	—	—	110	8			8
Retirement of treasury stock	(12,131)	(84)	12,131	487	(403)		—
Net income					284		284
Cash dividends declared on common stock ($1.24 per share)					(157)		(157)
Translation adjustment, net of tax						114	114
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						11	11
Unrealized gain on available-for-sale securities						1	1
Reclassification due to the adoption of ASU 2018-02					41	(41)	—
Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$2,519
Restricted stock issued	93	—	—	—			—
Issued under director and stock plans	175	6	—	—			6
Share-based compensation expense	—	22	—	—			22
Shares of common stock used to satisfy tax withholding obligations	—	—	(36)	(1)			(1)
Share repurchases	—	—	(7,887)	(375)			(375)
Reissued ESPP	—	—	48	2			2
Retirement of treasury stock	(8,597)	(61)	8,597	400	(339)		—
Net income					541		541
Cash dividends declared on common stock ($1.38 per share)					(158)		(158)
Translation adjustment, net of tax						(75)	(75)
Pension and postretirement adjustments, net of tax						(16)	(16)
Cumulative effect of the adoption of ASU 2014-09					4		4
Cumulative effect of the adoption of ASU 2016-16					37		37
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$2,506

See Accompanying Notes to Consolidated Financial Statements.

FOOT LOCKER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
	($ in millions)
From operating activities:
Net income	$541	$284	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	19	20	6
Depreciation and amortization	178	173	158
Deferred income taxes	9	105	(1)
Share-based compensation expense	22	15	22
Qualified pension plan contributions	(128)	(25)	(36)
Change in assets and liabilities:
Merchandise inventories	(16)	69	(25)
Accounts payable	135	—	(31)
Accrued and other liabilities	39	(30)	27
Pension litigation accrual	13	178	—
Class counsel fees paid in connection with pension litigation	(97)	—	—
Other, net	66	24	60
Net cash provided by operating activities	781	813	844

From investing activities:
Capital expenditures	(187)	(274)	(266)
Minority investments	(89)	(15)	—
Insurance proceeds related to loss on property and equipment	2	—	—
Net cash used in investing activities	(274)	(289)	(266)

From financing activities:
Purchase of treasury shares	(375)	(467)	(432)
Dividends paid on common stock	(158)	(157)	(147)
Proceeds from exercise of stock options	5	13	29
Treasury stock reissued under employee stock plan	2	5	4
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(10)	(7)
Payment of revolving credit agreement costs	—	—	(2)
Reduction in obligations under capital leases	—	—	(1)
Net cash used in financing activities	(527)	(616)	(556)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(30)	50	3
Net change in cash, cash equivalents, and restricted cash	(50)	(42)	25
Cash, cash equivalents, and restricted cash at beginning of year	1,031	1,073	1,048
Cash, cash equivalents, and restricted cash at end of year	$981	$1,031	$1,073

Cash paid during the year:
Interest	$11	$11	$11
Income taxes	$184	$237	$341

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

Reporting Year

The fiscal year end for the Company is the Saturday closest to the last day in January. Fiscal year 2018 represents the 52 weeks ended February 2, 2019. Fiscal year 2017 represented the 53 weeks ended February 3, 2018 and fiscal year 2016 represented the 52 weeks ended January 28, 2017. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. In the first quarter of 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  In conjunction with the adoption of Topic 606, we have determined that revenue for merchandise that is shipped to our customers from our distribution centers and stores will be recognized upon shipment date. Total revenue recognized includes shipping and handling fees. We have determined that control of the promised good is passed to the customer upon shipment date since the customer has legal title, the rewards of ownership, and paid for the merchandise as of the shipment date. This reflects a change in timing in how we previously recognized revenue for our direct-to-customer sales. Prior to the adoption of Topic 606, the Company recognized such revenue upon date of delivery. As a result of this change, the Company recorded $1 million, net of tax, as an increase to opening retained earnings to reflect the cumulative effect of adopting this change. We have elected to account for shipping and handling as a fulfillment activity. The Company accrues the cost and recognized revenue for these activities upon shipment date.

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

($ in millions)
Balance at February 4, 2018	$38
Redemptions	(96)
Cumulative catch-up adjustment to retained earnings from the adoption of Topic 606	(4)
Breakage recognized in sales	(6)
Activations	104
Foreign currency fluctuations	(1)
Balance at February 2, 2019	$35

The Company elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising costs, including digital advertising, which are included as a component of selling, general and administrative expenses, were as follows:

	2018	2017	2016
	($ in millions)
Advertising expenses	$111	$108	$118
Digital advertising expenses	96	96	84
Cooperative advertising reimbursements	(25)	(20)	(20)
Net advertising expense	$182	$184	$182

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are expensed at the time the catalogs are distributed. Prior to the adoption of Topic 606, catalog costs were capitalized and amortized over the expected customer response period related to each catalog, which was generally 90 days. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are recorded.

Catalog costs, which are included as a component of selling, general and administrative expenses, were as follows:

	2018	2017	2016
	($ in millions)
Catalog costs	$18	$19	$26
Cooperative reimbursements	—	(2)	(6)
Net catalog expense	$18	$17	$20

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted earnings per share is as follows:

	2018	2017	2016
	(in millions, except per share data)
Net Income	$541	$284	$664

Weighted-average common shares outstanding	115.6	127.2	134.0
Dilutive effect of potential common shares	0.5	0.7	1.1
Weighted-average common shares outstanding assuming dilution	116.1	127.9	135.1

Earnings per share - basic	$4.68	$2.23	$4.95
Earnings per share - diluted	$4.66	$2.22	$4.91

Anti-dilutive share-based awards excluded from diluted calculation	1.9	1.6	0.4

Contingently issuable shares of 0.9 million for 2018, and 0.2 million for both 2017 and 2016, have not been included as the vesting conditions have not been satisfied. These shares relate to restricted stock unit awards issued in connection with the Company’s long-term incentive program.

Share-Based Compensation

The Company recognizes compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. See Note 21, Share-Based Compensation, for information on the assumptions used to calculate the fair value of stock options. Performance-based restricted stock unit awards cliff vest at the end of a three-year period based upon the Company’s achievement of pre-established goals. Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employees stock purchase plan, the Company will issue authorized but unissued common stock or use common stock held in treasury.

Cash, Cash Equivalents, and Restricted Cash

Cash consists of funds held on hand and in bank accounts. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Restricted cash represents cash that is restricted as to withdrawal or use under the terms of various agreements. Restricted cash includes amounts held in a qualified settlement fund in connection with the pension litigation as discussed in Note 22, Legal Proceedings, amounts held in escrow in connection with various leasing arrangements in Europe, and deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows.

	2018	2017	2016
	($ in millions)
Cash and cash equivalents (1)	$891	$849	$1,046
Restricted cash included in other current assets (2)	59	1	—
Restricted cash included in other non-current assets (2)	31	181	27
Cash, cash equivalents, and restricted cash	$981	$1,031	$1,073

(1)	Includes cash equivalents of $834 million, $780 million, and $1,000 million for the year ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.
(2)

In connection with the pension litigation matter, the Company deposited $150 million to a qualified settlement fund during 2017, classified as long-term at that time. Included in the restricted cash balance as of February 2, 2019 is $55 million remaining of this fund that is expected to be contributed to the pension plan in early 2019 and is therefore classified as current assets. Please also see Note 22, Legal Proceedings.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

As of February 3, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company’s $94 million of equity minority investments, under the practicability exception, are now measured at cost adjusted for changes in observable prices minus impairment. Additionally, our auction rate security classified as available-for-sale is now recorded at fair value with gains and losses reported to other income in our Statement of Operations, whereas previously changes in the fair value were reported as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and were not reflected in the Consolidated Statements of Operations until a sale transaction occurred or when declines in fair value were deemed to be other-than-temporary. The adjustment recorded to retained earnings as a result of adopting ASU 2016-01 was not significant.

Minority interests, including equity method investments and convertible notes, had a carrying value of $104 million as of February 2, 2019 and are included within other assets. As of February 2, 2019, the Company held one available-for-sale security, which was the Company’s $6 million auction rate security.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Store leasehold improvements	Shorter of the asset useful life or expected term of the lease
Furniture, fixtures, and equipment	3‑10 years
Software	2‑7 years

Maintenance and repairs are charged to current operations as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal-Use Software Development Costs

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $80 million and $67 million at February 2, 2019 and February 3, 2018, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our income tax provision for 2018 and 2017 includes the effects of U.S. tax reform. See also Note 17, Income Taxes for more information.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for the Company’s actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $12 million and $10 million at February 2, 2019 and February 3, 2018, respectively. The Company discounts its workers’ compensation and general liability reserves using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

See Recent Accounting Pronouncements Not Yet Adopted for information on the first quarter 2019 adoption of the new lease accounting guidance, Accounting Standards Update 2016-02, Leases.

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

During 2018 and 2017, the Company retired 9 million and 12 million shares, respectively, of its common stock held in treasury. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $400 million and $487 million as of February 2, 2019 and February 3, 2018, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014‑09 during the first quarter of 2018 using the modified retrospective method. We recognized $5 million, or $4 million net of tax, as the cumulative effect of initially applying the new revenue standard as an increase to the opening balance of retained earnings.

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

Other recently adopted ASUs are discussed within the applicable disclosures throughout this document.

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

The Company intends to adopt Topic 842 during the first quarter of 2019 using the optional transition method provided by ASU 2018-11. The Company has elected to apply the transition package of practical expedients permitted under the transition guidance, which among other things, allows the carryforward of prior lease classifications and the assessment of whether a contract is or contains a lease. The Company will also elect to combine lease and non-lease components for all asset classes and to keep leases with an initial term of 12 months or less off the balance sheet. Based upon our current analysis and our evaluation of the standard, we estimate the adoption will result in the addition of approximately $3.2 to $3.4 billion of assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. The actual asset amount will depend on the finalization of any impairment of the right-to-use assets related to previously impaired stores, which is currently under review. The adjustment for impairment will be recorded as a cumulative-effect adjustment to retained earnings.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Segment Information

The Company has integrated all available shopping channels including stores, websites, and catalogs. Store sales are primarily fulfilled from the store’s inventory but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are primarily shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on the availability of particular items. Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. Prior to fiscal 2018, the Company had two reportable segments: Athletic Stores and Direct-to-Customers.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	2018	2017	2016
	($ in millions)
Division profit (1)	789	810	1,070
Less: Pension litigation and reorganization charges (2), (3)	18	191	—
Less: Corporate expense (4)	72	48	70
Income from operations	699	571	1,000
Interest income (expense), net	9	2	(2)
Other income	5	5	6
Income before income taxes	$713	$578	$1,004

(1)	Included in the results for 2018, 2017, and 2016 are non-cash impairment charges of $19 million, $20 million, and $6 million, respectively.

During 2018, the Company recorded a charge totaling $4 million to write down store fixtures and leasehold improvements related to Runners Point, Sidestep, and SIX:02. Additionally, the Company recorded a charge of $15 million to write down the values of the trademarks/ trade names associated with Runners Point.

The 2017 amount includes a charge of $16 million to write down long-lived store assets of SIX:02, and a charge of $4 million to write down primarily long-lived store assets of Runners Point and Sidestep.

The 2016 amounts reflect charges to write down long-lived store assets of Runners Point and Sidestep. See Note 3, Litigation and Other Charges for additional information.

(2)	Included in the 2018 and 2017 amounts are pre-tax charge of $18 million and $178 million, respectively, relating to a pension litigation matter described further in Note 22, Legal Proceedings.
(3)

Included in the 2017 amount is $13 million in pre-tax reorganization costs related to the reduction and reorganization of division and corporate staff that occurred in the third quarter of 2017, described more fully in Note 3, Litigation and Other Charges.

(4)

Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $40 million for 2018, $4 million for 2017, and $9 million for 2016, thereby reducing corporate expense.

Sales disaggregated based upon channel as of and for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 are presented in the following table.

	2018	2017	2016
	($ in millions)
Sales
Stores	$6,714	$6,673	$6,744
Direct-to-customers	1,225	1,109	1,022
Total sales	$7,939	$7,782	$7,766

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment.

	2018	2017	2016
	($ in millions)
Sales
United States	$5,647	$5,532	$5,562
International	2,292	2,250	2,204
Total sales	$7,939	$7,782	$7,766

Long-Lived Assets
United States	$602	$607	$575
International	234	259	190
Total long-lived assets	$836	$866	$765

For the year ended February 2, 2019, the countries that comprised the majority of the sales and long-lived assets for the international category were Canada, Italy, France, and Germany. No other individual country included in the international category was significant.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	($ in millions)
Division	$160	$157	$144	$112	$205	$197	$2,900	$3,132	$3,140
Corporate	18	16	14	75	69	69	920	829	700
Total Company	$178	$173	$158	$187	$274	$266	$3,820	$3,961	$3,840
(1)	Represents cash capital expenditures for all years presented

3. Litigation and Other Charges

	2018	2017	2016
	($ in millions)
Pension litigation related charges	$18	$178	$—
Other intangible asset impairments	15	—	—
Impairment of long-lived assets	4	20	6
Reorganization costs	—	13	—
Total litigation and other charges	$37	$211	$6

As more fully discussed in Note 22, Legal Proceedings, the Company recorded charges in 2018 related to the pension litigation judgment totaling $18 million. This amount included charges of $13 million, which represented adjustments to the estimated cost of reformation and interest. Professional fees in connection with the plan reformation were incurred totaling $5 million. During 2017, the Company recorded charges totaling $178 million related to the same matter.

During 2018, due to the continued underperformance of our SIX:02 stores, Runners Point, and Sidestep stores, management determined that a triggering event had occurred and, therefore, an impairment review was conducted. Total non-cash impairment recorded to write down store fixtures and leasehold improvements was $4 million and was related to Runners Point, Sidestep, and SIX:02, for 105 stores, 48 stores, and 27 stores, respectively. As of February 2, 2019, the remaining net book value of long-lived assets related to these banners was not significant. In 2017, the Company also recorded non-cash impairment charges for SIX:02, Runners Point, and Sidestep stores to write down long-lived assets totaling $20 million. The Company also performed an impairment review of other intangible assets for Runners Point and Sidestep in 2018. Accordingly, a charge of $15 million was recorded to write down the value of the trademarks/trade names associated with Runners Point. This charge was determined by determining the fair value using a discounted cash flow method, based on a relief-from-royalty concept. The fair value reflected lower anticipated future performance.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company reorganized its organizational structure by adjusting certain responsibilities between our various businesses. As a result of this, as well as certain corporate staff reductions taken to improve corporate efficiency, the Company recorded a charge of $13 million. The charge consisted primarily of severance payments and benefit continuation costs for approximately 190 associates. The amount remaining to be paid as of February 2, 2019 is not significant.

4. Other Income

Other income includes non-operating items, such as:

-	gains from insurance recoveries,
-	lease termination gains related to the sales of leasehold interests,
-	discounts/premiums paid on the repurchase and retirement of bonds,
-	franchise royalty income,
-	changes in fair value, premiums paid, realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security in conjunction with the adoption of ASU 2016-01 effective with the beginning of 2018,
-	changes in the fair value of our equity investments, and
-	net benefit expense related to our pension and postretirement programs excluding the service cost component as required by the adoption of ASU 2017-07 as of the beginning of 2018.

Other income was $5 million in both 2018 and 2017 and was $6 million in 2016. For 2018, other income includes $6 million of royalty income, $1 million of lease termination gains, a $1 million loss on our available-for-sale security, and $1 million of net benefit expense relating to our pension and post retirement programs. Included in 2017 was $4 million of royalty income and $1 million of lease termination gains. Other income in 2016 included a gain of $2 million on a forward foreign currency contract associated with an intercompany transaction that did not qualify for hedge accounting; $2 million of royalty income; $1 million related to an insurance recovery; and $1 million of lease termination gains.

5. Merchandise Inventories

	2018	2017
	($ in millions)
LIFO inventories	$838	$809
FIFO inventories	431	469
Total merchandise inventories	$1,269	$1,278

The value of the Company’s LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6. Other Current Assets

	2018	2017
	($ in millions)
Prepaid rent	$93	$96
Net receivables	87	106
Restricted cash (1)	59	1
Prepaid income taxes	46	174
Other prepaid expenses	35	31
Income taxes receivable	20	1
Deferred tax costs	10	13
Other	8	2
	$358	$424

(1)

Restricted cash as of February 2, 2019 includes $55 million of the qualified settlement fund that was established during 2017 in connection with the pension litigation matter. The qualified settlement fund was classified as a long-term asset as of February 3, 2018 since the timing was not known at that time.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment, net

	2018	2017
	($ in millions)
Land	$4	$4
Buildings:
Owned	46	44
Furniture, fixtures, equipment and software development costs:
Owned	1,177	1,145
	1,227	1,193
Less: accumulated depreciation	(785)	(753)
	442	440
Alterations to leased and owned buildings:
Cost	926	965
Less: accumulated amortization	(532)	(539)
	394	426
	$836	$866

8. Goodwill

As a result of the first quarter 2018 change in our organizational and internal reporting structure, we have determined that we have one reportable segment. We have reassessed our reporting units in light of this change and have deemed the collective omni-channel banners in North America and International to be the two reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. As required, we conducted our 2018 annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value.

Goodwill is net of accumulated impairment charges of $167 million for all periods presented.

9. Other Intangible Assets, net

	February 2, 2019				February 3, 2018
				Wtd.
				Avg.
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (2)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$120	$(111)	$9	9.8	$135	$(122)	$13
Trademarks / trade names	20	(15)	5	20.0	20	(14)	6
Favorable leases	7	(6)	1	9.0	7	(6)	1
	$147	$(132)	$15	14.1	$162	$(142)	$20

Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names (3)			9				26
Other intangible assets, net			$24				$46

(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	The weighted-average useful life is as of February 2, 2019 and excludes those assets that are fully amortized.
(3)	Includes a non-cash impairment charge of $15 million recorded as of February 2, 2019. This impairment charge is described more fully in Note 3, Litigation and Other Charges.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2018	2017	2016
Amortization expense	$4	$4	$4

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2019	$3
2020	3
2021	3
2022	2
2023	2

10. Other Assets

	2018	2017
	($ in millions)
Minority investments	$104	$15
Restricted cash (1)	31	181
Pension asset	7	36
Auction rate security	6	7
Deferred tax costs	-	11
Other	50	40
	$198	$290

(1)

Restricted cash for the year ended February 3, 2018 includes $150 million deposited to a qualified settlement fund in connection with the pension litigation. Please see Note 22, Legal Proceedings for further information.

11. Accrued and Other Liabilities

	2018	2017
	($ in millions)
Other payroll and payroll related costs, excluding taxes	$70	$67
Taxes other than income taxes	64	63
Customer deposits (1)	41	49
Incentive bonuses	41	6
Advertising	37	22
Property and equipment (2)	26	58
Income taxes payable	5	11
Other	93	82
	$377	$358

(1)	Customer deposits include unredeemed gift cards, merchandise credits, and deferred revenue related to undelivered merchandise for 2017 (prior to the adoption of ASU 2014-09), including layaway sales.
(2)	Accruals for property and equipment are excluded from the statements of cash flows for all years presented.

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

The Company uses the 2016 Credit Agreement to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of February 2, 2019 were not significant.

During 2016, the Company paid approximately $2 million in fees relating to the 2016 Credit Agreement. Deferred financing fees are amortized over the life of the facility on a straight-line basis, which is comparable to the interest method. The unamortized balance at February 2, 2019 is $1 million. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

13. Long-Term Debt

	2018	2017
	($ in millions)
8.5% debentures payable January 2022	$118	$118
Unamortized gain related to interest rate swaps (1)	6	7
	$124	$125

(1)	In 2009, the Company terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $8 million and $9 million for the years ended February 2, 2019 and February 3, 2018, respectively.

14. Other Liabilities

	2018	2017
	($ in millions)
Straight-line rent liability (1)	$265	$245
Pension benefits	99	19
Income taxes	29	114
Postretirement benefits	11	14
Workers’ compensation and general liability reserves	7	7
Deferred taxes	6	15
Pension litigation liability (2)	—	278
Other	9	9
	$426	$701

\

(1)	Includes unamortized tenant allowances of $66 million and $64 million for the year ended February 2, 2019 and February 3, 2018, respectively.
(2)	During 2018, the pension litigation liability was reclassified to our pension obligations in connection with the plan reformation. This is more fully described in Note 22, Legal Proceedings.

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

Certain leases provide for additional rent payments based on a percentage of store sales. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $147 million in 2018, $146 million in 2017, and $141 million in 2016. Included in the amounts below are non-store expenses that totaled $25 million in 2018 and $24 million in both 2017 and 2016.

	2018	2017	2016
	($ in millions)
Minimum rent	$728	$714	$667
Contingent rent based on sales	27	26	29
Sublease income	(5)	(5)	(6)
	$750	$735	$690

Future minimum lease payments under non-cancellable operating leases, net of future non-cancellable operating sublease payments, are:

($ in millions)
2019	$672
2020	631
2021	583
2022	527
2023	456
Thereafter	1,408
Total operating lease commitments	$4,277

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	2018	2017	2016
	($ in millions)
Foreign currency translation adjustments	$(84)	$(9)	$(127)
Cash flow hedges	—	—	1
Unrecognized pension cost and postretirement benefit	(286)	(270)	(236)
Unrealized loss on available-for-sale security	—	—	(1)
	$(370)	$(279)	$(363)

The changes in accumulated other comprehensive loss for the period ended February 2, 2019 were as follows:

	Foreign	Items Related
	Currency	to Pension and
	Translation	Postretirement
($ in millions)	Adjustments	Benefits	Total
Balance as of February 3, 2018	$(9)	$(270)	$(279)

OCI before reclassification	(75)	2	(73)
Amortization of pension actuarial (gain)/loss, net of tax	—	8	8
Pension remeasurement, net of tax	—	(26)	(26)
Other comprehensive loss	(75)	(16)	(91)
Balance as of February 2, 2019	$(84)	$(286)	$(370)

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications to income from accumulated other comprehensive loss for the period ended February 2, 2019 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$12
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 20)	11
Income tax benefit	(3)
Total, net of tax	$8

17. Income Taxes

The domestic and international components of pre-tax income are as follows:

	2018	2017	2016
	($ in millions)
Domestic	$629	$432	$779
International	84	146	225
Total pre-tax income	$713	$578	$1,004

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

	2018	2017	2016
Current:	($ in millions)
Federal	$91	$129	$249
State and local	42	18	44
International	30	42	48
Total current tax provision	163	189	341
Deferred:
Federal	(4)	98	(6)
State and local	1	5	1
International	12	2	4
Total deferred tax provision	9	105	(1)
Total income tax provision	$172	$294	$340

Public Law 115-97, informally known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. The Tax Act lowered the U.S. statutory income tax rate from 35 percent to 21 percent, imposed a one-time transition tax on the Company’s foreign earnings, which previously had been deferred from U.S. income tax, and created a modified territorial system. During the fourth quarter of 2017, the Company recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in the permanent reinvestment assertion under ASC 740-30. During 2018, the Company finalized its assessment of the income tax effects of the Tax Act and included measurement period adjustments that reduced the provisional amounts by $28 million. These adjustments represented a $21 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments. Any further guidance issued after 2018 may result in changes to the Company’s provision for income tax in the period such guidance is effective.

The Tax Act included a provision effective in 2018 to tax global intangible low-taxed income (“GILTI”) of the Company’s foreign subsidiaries. The Company has adopted an accounting policy to treat GILTI tax as a current period expense. The GILTI tax expense for 2018 was not significant.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following enactment of the Tax Act and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned. At February 2, 2019, the Company had accumulated undistributed foreign earnings of approximately $835 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts. The Company has not recorded a deferred tax liability for the difference between the financial statement carrying amount and the tax basis of its investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2018	2017	2016
Federal statutory income tax rate (1)	21.0%	33.7%	35.0%
Deemed repatriation tax	(2.7)	17.1	—
Increase in valuation allowance	2.4	1.6	—
State and local income taxes, net of federal tax benefit	4.7	2.0	3.1
International income taxed at varying rates	1.6	(2.3)	(3.7)
Foreign tax credits	(2.1)	(2.6)	(1.9)
Domestic/foreign tax settlements	(0.7)	(0.2)	(0.1)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	0.1	1.7	1.7
Effective income tax rate	24.1%	50.8%	33.9%

(1)

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

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:	($ in millions)
Tax loss/credit carryforwards and capital loss	$39	$23
Employee benefits	38	16
Property and equipment	35	54
Goodwill and other intangible assets	24	—
Straight-line rent	47	44
Other	25	27
Total deferred tax assets	$208	$164
Valuation allowance	(33)	(17)
Total deferred tax assets, net	$175	$147
Deferred tax liabilities:
Merchandise inventories	$77	$79
Goodwill and other intangible assets	—	20
Other	17	15
Total deferred tax liabilities	$94	$114
Net deferred tax asset	$81	$33
Balance Sheet caption reported in:
Deferred taxes	$87	$48
Other liabilities	(6)	(15)
	$81	$33

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the level of historical taxable income and projections for future taxable income, which are based upon the Company’s long-range strategic plans, management believes it is more likely than not that the Company will realize the benefits of deductible differences, net of the valuation allowances at February 2, 2019, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. As of February 2, 2019, the Company has a valuation allowance of $33 million to reduce its deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $28 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized. During 2018, we established a valuation allowance of $3 million for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. An additional valuation allowance of $2 million relates to the deferred tax assets arising from a capital loss associated with an impairment of the Northern Group note receivable recorded in 2008. The Company does not anticipate realizing capital gains to utilize the capital loss associated with the note receivable impairment.

At February 2, 2019, the Company has U.S. state operating loss carryforwards with a potential tax benefit of $1 million that expire between 2020 and 2037. The Company will have, when realized, a capital loss with a potential benefit of $2 million arising from a note receivable. This loss will carryforward for 5 years after realization. The Company has international minimum tax credit carryforwards with a potential tax benefit of $4 million and operating loss carryforwards with a potential tax benefit of $29 million, a portion of which will expire between 2019 and 2027 and a portion of which will never expire. The state and international operating loss carryforwards do not include unrecognized tax benefits. The Company also has foreign tax credit carryforwards with a potential tax benefit of $3 million that expire in 2028.

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

The Company’s 2016 and 2017 U.S. Federal income tax filings are under examination by the Internal Revenue Service. The Company expects to conclude both examinations in the first quarter of 2019. The Company is participating in the IRS’s Compliance Assurance Process (“CAP”) for 2018, which is expected to conclude during 2019. The Company has started the CAP for 2019. Due to the recent utilization of net operating loss carryforwards, the Company is subject to state and local tax examinations effectively including years from 2001 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on the Company’s financial position or results of operations.

At February 2, 2019 and February 3, 2018, the Company had $34 million and $44 million, respectively, of gross unrecognized tax benefits, and $34 million and $44 million, respectively, of net unrecognized tax benefits that would, if recognized, affect the Company’s annual effective tax rate. The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest income, accrued interest, and penalties were not significant for any of the periods presented. The following table summarizes the activity related to unrecognized tax benefits:

	2018	2017	2016
	($ in millions)
Unrecognized tax benefits at beginning of year	$44	$38	$38
Foreign currency translation adjustments	(3)	4	1
Increases related to current year tax positions	2	3	8
Increases related to prior period tax positions	9	1	1
Decreases related to prior period tax positions	(13)	—	(2)
Settlements	(3)	(1)	(7)
Lapse of statute of limitations	(2)	(1)	(1)
Unrecognized tax benefits at end of year	$34	$44	$38

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2019 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential consequences of these settlements. In addition, to the extent there are settlements in the future for certain foreign unrecognized tax benefits, the transition tax may also be revised accordingly.

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

As of February 2, 2019, all of the Company’s hedged forecasted transactions extend less than twelve months into the future, and the Company expects all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The balance in AOCL as of February 2, 2019 and February 3, 2018 was not significant.

The notional value of the contracts outstanding at February 2, 2019 was $117 million, and these contracts mature at various dates through January 2020.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Holdings Not Designated as Hedges

The Company enters into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses or other income, depending on the type of transaction. The aggregate amount recognized for these contracts was not significant for any of the periods presented.

The notional value of foreign exchange forward contracts outstanding at February 2, 2019 was $11 million, and these contracts mature during January 2020.

From time to time, the Company mitigates the effect of fluctuating foreign exchange rates on the reporting of foreign-currency denominated earnings by entering into currency option contracts. Changes in the fair value of these foreign currency option contracts, which are not designated as hedges, are recorded in earnings immediately within other income. The realized gains, premiums paid, and changes in the fair market value recorded were not significant for any of the periods presented. There were no currency option contracts outstanding at February 2, 2019.

Fair Value of Derivative Contracts

The following represents the fair value of the Company’s derivative contracts. Many of the Company’s agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet
($ in millions)	Caption	2018	2017
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1
Foreign exchange forward contracts	Current liabilities	$1	$1

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at February 2, 2019:

	Contract Value	Weighted-Average
	($ in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$106	0.8859
Buy USD/Sell €	$11	1.1448

Intercompany
Buy €/Sell Kr	$5	9.7244
Buy US $/Sell CAD $	$2	1.3273
Buy €/Sell CHf	$3	1.1265
Buy €/Sell US $	$1	1.1414

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in the Company’s business. The Company operates in 27 countries and purchased approximately 90 percent of its merchandise in 2018 from its top 5 suppliers. In 2018, the Company purchased approximately 66 percent of its athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 38 to 74 percent of their merchandise from Nike.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company’s Consolidated Balance Sheet at February 2, 2019, are the net assets of the Company’s European operations, which total $1,069 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

19. Fair Value Measurements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of February 2, 2019			As of February 3, 2018

	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity investments	$—	$94	$—	$—	$15	$—
Available-for-sale security	—	6	—	—	7	—
Foreign exchange forward contracts	—	—	—	—	1	—
Total Assets	$—	$100	$—	$—	$23	$—

Liabilities
Foreign exchange forward contracts	—	1	—	—	1	—
Total Liabilities	$—	$1	$—	$—	$1	$—

The fair values of the Company’s equity investments are determined by using quoted prices for identical or similar instruments in markets that are not active and therefore are classified as Level 2. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

In 2018 and 2017, the Company performed impairment reviews of long-lived and intangible assets for Runners Point, Sidestep, and SIX:02. The fair value of all of the assets reviewed for both periods were measured using Level 3 inputs. Please see Note 3, Litigation and Other Charges for further information.

There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

The carrying value and estimated fair value of long-term debt were as follows:

	2018	2017
	($ in millions)
Carrying value	$124	$125
Fair value	$136	$144

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the month-end date that is closest to our fiscal year end.  The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$683	$666	$15	$15
Service cost	18	17	—	—
Interest cost	29	25	—	1
Plan participants’ contributions	—	—	1	1
Actuarial (gain) / loss	(16)	25	(2)	—
Foreign currency translation adjustments	(4)	3	—	—
Plan reformation (1)	194	—	—	—
Benefits paid	(165)	(53)	(2)	(2)
Benefit obligation at end of year	$739	$683	$12	$15

Change in plan assets
Fair value of plan assets at beginning of year	$697	$647
Actual return on plan assets	(15)	70
Employer contributions	131	29
Foreign currency translation adjustments	(4)	4
Benefits paid	(165)	(53)
Fair value of plan assets at end of year	$644	$697

Funded status	$(95)	14	$(12)	$(15)

Amounts recognized on the balance sheet:
Other assets	$7	$36	$—	$—
Accrued and other liabilities	(3)	(3)	(1)	(1)
Other liabilities	(99)	(19)	(11)	(14)
	$(95)	$14	$(12)	$(15)

Amounts recognized in accumulated other
comprehensive loss, pre-tax:
Net loss (gain)	$391	$368	$(6)	$(5)
Prior service cost	1	1	—	—
	$392	$369	$(6)	$(5)

(1)

In connection with the pension litigation more fully disclosed in Note 22, Legal Proceedings, the Company reformed its U.S. qualified pension plan during the second quarter of 2018 in accordance with the court’s order.

As of February 2, 2019, the Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation. As of February 3, 2018, the assets of both the Canadian and U.S. qualified pension plans exceeded their accumulated benefit obligations. The Company’s non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects both the U.S. qualified plan and the non-qualified plans for 2018, whereas the amounts presented for 2017 reflects the non-qualified plans.

	2018	2017
	($ in millions)
Projected benefit obligation	$696	$22
Accumulated benefit obligation	696	22
Fair value of plan assets	593	—

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in accumulated other comprehensive loss (pre-tax) at February 2, 2019:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
Net actuarial loss (gain) at beginning of year	$368	$(5)
Amortization of net (loss) gain	(12)	1
Loss / (gain) arising during the year	37	(2)
Foreign currency fluctuations	(2)	—
Net actuarial loss (gain) at end of year (1)	$391	$(6)
Net prior service cost at end of year (2)	1	—
Total amount recognized	$392	$(6)

(1)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $12 million and $(1) million related to the pension and postretirement plans, respectively.

(2)	The net prior service cost did not change during the year and is not expected to change significantly during the next year.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.0%	3.7%	4.1%	3.7%
Rate of compensation increase	3.6%	3.6%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $615 million and $585 million for 2018 and 2017, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate (1)	4.0%	4.0%	4.1%	3.7%	4.0%	4.1%
Rate of compensation increase	3.6%	3.6%	3.7%
Expected long-term rate of return on assets	5.9%	5.8%	6.1%

(1)

The U.S qualified pension plan was remeasured during the second quarter of 2018 in connection with the pension litigation more fully described in Note 22, Legal Proceedings. The discount rate used to determine the benefit obligation before the remeasurement was 3.7%.

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions by the Company.

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income. In conjunction with the first quarter 2018 adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, service cost continues to be recognized as part of SG&A expense, while the remaining pension and postretirement expense components are now recognized as part of other income. Prior periods were not reclassified as required by this ASU as the amounts were not considered significant.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net benefit expense (income) are:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016

Service cost	$18	$17	$16	$—	$—	$—
Interest cost	29	25	26	—	1	1
Expected return on plan assets	(38)	(37)	(37)	—	—	—
Amortization of net loss (gain)	12	13	14	(1)	(2)	(2)
Net benefit expense (income)	$21	$18	$19	$(1)	$(1)	$(1)

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at February 2, 2019 was $10 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2018	2017	2016	2018	2017	2016
Initial cost trend rate	6.5%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2021	2019	2018	2017

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2018	2017	2016	2018	2017	2016
Initial cost trend rate	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2021	2021	2018	2017	2016

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	($ in millions)
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	2	(2)

The mortality assumption used to value the Company’s 2018 and 2017 U.S. pension obligations was the RP‑2017 mortality table with generational projection using modified MP‑2017 for both males and females. The Company used the RP‑2000 mortality table with generational projection using scale AA for both males and females to value its Canadian pension obligations for both 2018 and 2017. For the SERP Medical Plan, the mortality assumption used to value the 2018 obligation was updated to the RPH‑2018 table with generational projection using MP‑2018, while in the prior year the obligation was valued using the RPH‑2017 table with generational projection using MP‑2017.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the Company’s Canadian pension plan assets at February 2, 2019 and February 3, 2018 were as follows:

	Level 1	Level 2	Level 3	2018 Total	2017 Total*
	($ in millions)
Cash and cash equivalents	$—	$1	$—	$1	$1
Equity securities:
Canadian and international (1)	3	—	—	3	4
Fixed-income securities:
Cash matched bonds (2)	—	47	—	47	53
Total assets at fair value	$3	$48	$—	$51	$58

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2018 and 2017.

(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)

This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

No Level 3 assets were held by the Canadian pension plan during 2018 and 2017.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s U.S. pension plan assets at February 2, 2019 and February 3, 2018 were as follows:

	Level 1	Level 2	Level 3	2018 Total	2017 Total*
	($ in millions)
Cash and cash equivalents	$—	$3	$—	$3	$4
Equity securities:
U.S. large-cap (1)	—	106	—	106	115
U.S. mid-cap (1)	—	32	—	32	34
International (2)	—	72	—	72	78
Corporate stock (3)	22	—	—	22	19
Fixed-income securities:
Long duration corporate and government bonds (4)	—	234	—	234	254
Intermediate duration corporate and government bonds (5)	—	104	—	104	113
Other types of investments:
Real estate securities (6)	—	20	—	20	21
Insurance contracts	—	—	—	—	1
Total assets at fair value	$22	$571	$—	$593	$639

*Each category of plan assets is classified within the same level of the fair value hierarchy for 2018 and 2017.

(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
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

No Level 3 assets were held by the U.S. pension plan during 2018 and 2017.

Contributions and Expected Payments

The Company made a contribution of $128 million to its U.S. qualified pension plan during 2018. Also during 2018, the Company also paid $3 million in pension benefits related to its non-qualified pension plans. The Company continually evaluates the amount and timing of any potential contributions. The Company anticipates making a $55 million contribution to the U.S. qualified pension plan in early 2019 representing the remaining balance of the qualified settlement fund established in 2017.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
2019	$140	$1
2020	54	1
2021	53	1
2022	53	1
2023	51	—
2024-2028	238	2

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Plans

The Company has two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Prior to January 1, 2018, both plans limited participation to employees who had attained at least the age of twenty-one and have completed one year of service consisting of at least 1,000 hours. Effective January 1, 2018, eligible associates may contribute to the plans following 28 days of employment and are eligible for Company matching contributions upon completion of one year of service consisting of at least 1,000 hours. As of January 1, 2019, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $19,000 for the U.S. plan and $15,000 for the Puerto Rico plan. The Company matches 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Matching contributions made before January 1, 2016 were made with Company stock, subsequent to this date matching contributions were made in cash. Such matching contributions are vested incrementally over the first 5 years of participation for both plans. The charge to operations for the Company’s matching contribution was $4 million and $3 million for 2018 and 2017, respectively.

21. Share-Based Compensation

Stock Awards

Under the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate up to ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares. As of February 2, 2019, there were 8,762,073 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under the Company’s 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 2,475,699 shares available for purchase as of February 2, 2019. During 2018 and 2017, participating employees purchased 48,196 shares and 109,790 shares, respectively.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	2018	2017	2016
	($ in millions)
Options and shares purchased under the ESPP	$7	$9	$10
Restricted stock and restricted stock units	15	6	12
Total share-based compensation expense	$22	$15	$22

Tax benefit recognized	$3	$4	$6

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

The following table shows the Company’s assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2018	2017	2016	2018	2017	2016
Weighted-average risk free rate of interest	2.7%	2.1%	1.4%	2.0%	1.0%	0.5%
Expected volatility	37%	25%	30%	50%	30%	27%
Weighted-average expected award life (in years)	5.5	5.4	5.7	1.0	1.0	1.0
Dividend yield	3.1%	1.9%	1.7%	2.0%	2.0%	1.8%
Weighted-average fair value	$12.42	$14.74	$15.71	$15.29	$10.96	$13.33

The information set forth in the following table covers options granted under the Company’s stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,739		$52.45
Granted	397		44.95
Exercised	(163)		30.73
Expired or cancelled	(112)		60.41
Options outstanding at February 2, 2019	2,861	6.0	$52.34
Options exercisable at February 2, 2019	1,994	5.0	$50.13

The total fair value of options vested during 2018 and 2017 was $8 million and was $9 million during 2016.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 2, 2019, the Company received $5 million in cash from option exercises and recognized a related tax benefit of $1 million. The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2018	2017	2016
	($ in millions)
Exercised	$4	$22	$56

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

2018
($ in millions)
Outstanding	$24
Outstanding and exercisable	$20

As of February 2, 2019, there was $4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at February 2, 2019:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	225	1.7	$17.10	225	$17.10
$24.75 to $34.75	384	4.0	32.11	346	31.82
$44.78 to $45.75	649	7.2	44.92	295	45.08
$46.64 to $62.11	693	5.7	60.63	660	61.19
$63.79 to $73.21	910	7.5	68.57	468	67.19
	2,861	6.0	$52.34	1,994	$50.13

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’ long-term incentive program and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. In 2018, 2017, and 2016 there were 1,022,895, 360,782, and 648,588 RSU awards outstanding, respectively.

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

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock and RSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	374		$59.15
Granted (1)	683		45.49
Vested	(106)		64.32
Performance adjustment (2)	158
Expired or cancelled	(87)		58.41
Nonvested at February 2, 2019	1,022	1.9	$47.47
Aggregate value ($ in millions)	$49

(1)

Approximately 0.4 million performance-based RSUs were granted during 2018 and are included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.

(2)

Represents adjustments that were made to performance-based RSUs previously granted. These adjustments reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

The total fair value of awards for which restrictions lapsed was $7 million, $15 million, and $9 million for 2018, 2017, and 2016, respectively. At February 2, 2019, there was $29 million of total unrecognized compensation cost related to nonvested restricted stock and RSU awards.

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

For the last several years, the Company and the Company’s U.S. retirement plan have been defendants in a class action (Osberg v. Foot Locker Inc. et ano., filed in the U.S. District Court for the Southern District of New York) in which the plaintiff alleged that, in connection with the 1996 conversion of the retirement plan to a defined benefit plan with a cash balance formula, the Company and the retirement plan failed to properly advise plan participants of the “wear-away” effect of the conversion. In early 2018, the Company exhausted all of its legal remedies and was required to reform the pension plan consistent with the trial court’s decision and judgment. During the second quarter of 2018, the court entered its final judgment, including the ruling on the fairness of the class counsel fees. The amount accrued as of February 3, 2018 was $278 million. During the first quarter of 2018 the amount of the accrual was increased by $7 million related to a change in the estimated value of the judgment, based on additional facts as to how the reformation should be calculated. Additionally, interest of $6 million was accrued during the first and second quarters of 2018 as mandated by the provisions of the required plan reformation, bringing the total amount accrued to $291 million. In June 2018, the Company paid $97 million to class counsel representing the court-approved fees. The remaining balance of $194 million was reclassified to the pension plan obligation in connection with the reformation during the second quarter of 2018.

FOOT LOCKER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Fiscal Year

Sales
2018	2,025	1,782	1,860	2,272	$7,939
2017	2,001	1,701	1,870	2,210	$7,782
Gross margin (2)
2018	666	539	588	735	$2,528
2017	680	503	580	693	$2,456
Operating profit (3)
2018	224	112	144	219	$699
2017	268	72	155	76	$571
Net income/(loss) (4), (5), (6), (7)
2018	165	88	130	158	$541
2017	180	51	102	(49)	$284
Basic earnings per share (8)
2018	1.39	0.76	1.14	1.40	$4.68
2017	1.37	0.39	0.81	(0.40)	$2.23
Diluted earnings per share (8)
2018	1.38	0.75	1.14	1.39	$4.66
2017	1.36	0.39	0.81	(0.40)	$2.22

(1)	The fourth quarter of 2017 represents the 14 weeks ended February 3, 2018.
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
(4)

Charges of $12 million, $3 million, $2 million, and $1 million were recorded during the first, second, third, and fourth quarters of 2018, respectively. Of these amounts, $13 million represented adjustments to the estimated cost of the pension plan reformation and interest. Professional fees of $5 million were incurred during 2018 related to the plan reformation. During the second and fourth quarters of 2017, the Company recorded pre-tax charges of $50 million and $128 million, respectively, related to its U.S. retirement plan litigation. See Note 22, Legal Proceedings for further information.

(5)

During the third quarter of 2017, the Company recorded a pre-tax charge of $13 million associated with the reorganization and the reduction in staff taken to improve efficiency. See Note 3, Litigation and Other Charges for further information.

(6)

During the fourth quarters of 2018 and 2017, the Company recorded pre-tax non-cash impairment charges totaling $19 million and $20 million, respectively. See Note 3, Litigation and Other Charges for further information.

(7)

During the fourth quarter of 2017, the Company recorded a provisional $99 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740‑30. During second, third, and fourth quarters 2018, the Company recorded benefits of $1 million, $23 million, and $4 million from the completion of the accounting for the Tax Act. See Note 17, Income Taxes for further information.

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

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 2, 2019. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

We are currently migrating our point-of-sale software to a new platform. Approximately 2,200 stores have been converted to the new software platform as of February 2, 2019, and we currently expect to complete the implementation during the second half of 2019. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

Additionally, during the fourth quarter of 2018 the Company implemented a new leasing accounting system in advance of the adoption of the new leasing standard that is effective the first quarter of 2019. We revised our controls in connection with this adoption and will further refine business processes and make changes to the design and implementation of our internal control in connection with the new standard.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting, other than the implementation of new point-of-sale software and lease accounting system noted above, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting- the report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2,  2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the “consolidated financial statements”), and our report dated April 2, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

April 2, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the section captioned “Proposal 1‑Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Director Compensation” through and including the section captioned “Pension Benefits” is incorporated herein by reference, and information set forth in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the Proxy Statement under the sections captioned “Equity Compensation Plan Information” and “Beneficial Ownership of the Company’s Stock” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth in the Proxy Statement under the section captioned “Directors’ Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about the principal accounting fees and services is set forth under the section captioned “Proposal 3: Ratification of the Appointment of our Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s preapproval policies and procedures is set forth in the section captioned “Proposal 3: Ratification of the Appointment of our Independent Registered Public Accounting Firm — Audit Committee Preapproval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(i)(a)

Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10‑Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10‑Q”)).

3(i)(b)

Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10‑Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S‑8 (Registration No. 333‑62425) (the “1998 Form S‑8”)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S‑8 (Registration No. 333‑74688) (the “2001 Form S‑8”)), and (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8‑K dated May 21, 2014 filed on May 28, 2014).

3(ii)	By-Laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8‑K dated February 20, 2018 filed on February 22, 2018).

4.1

The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10‑Q,  Exhibit 4.2(a) to the 1998 Form S‑8, and Exhibit 4.2 to the 2001 Form S‑8.

4.2	Indenture, dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 (Registration No. 33‑43334)).

4.3	Form of 8‑1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8‑K dated January 16, 1992).

10.1

Credit Agreement, dated as of May 19, 2016, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K dated May 19, 2016 filed on May 19, 2016).

10.2†

Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K dated December 23, 2014 filed on December 31, 2014.

10.3†

Amendment Number One to the Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10‑K for the fiscal year ended January 28, 2017 filed on March 23, 2017).

10.4†

Foot Locker Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K dated March 23, 2016 filed on March 29, 2016) (the “March 23, 2016 Form 8‑K”).

10.5†	Foot Locker Executive Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).

10.6†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8‑B filed on August 7, 1989 (Registration No. 1‑10299) (the “8‑B Registration Statement”)).

Exhibit No.	Description
10.7†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10‑K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.8†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10‑K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

10.9†	Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K dated August 13, 2007 filed on August 17, 2007).

10.10†	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K dated May 25, 2011 filed on May 27, 2011).

10.11†

Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8‑K”)).

10.12†	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8‑B Registration Statement).

10.13†

Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10‑Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.14†

Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10‑K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10‑K”)).

10.15†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10‑K).

10.16†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10‑K).

10.17†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10‑K).

10.18†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10‑K).

10.19†

Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10‑K for the fiscal year ended January 28, 2006 filed on March 27, 2006).

10.20†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8‑K).

10.21†	From of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8‑K).

10.22†	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8‑K).

Exhibit No.	Description
10.23†	Form of Restricted Stock Unit Award Agreement for RSU portion of long-term incentive compensation awards (incorporated herein by reference to Exhibit 10.1 to the March 23, 2016 Form 8‑K).

10.24†	Form of Restricted Stock Unit Award Agreement for long-term incentive RSU awards (incorporated herein by reference to Exhibit 10.2 to March 23, 2016 Form 8‑K).

10.25†

Form of Restricted Stock Unit Award Agreement (New Hire) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarterly period ended July 30, 2016 filed on September 7, 2016).

10.26†	Form of Accelerate Future Growth Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 12, 2018 filed on April 18, 2018.)

10.27	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8‑B Registration Statement).

10.28

Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10‑Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10‑Q”)).

10.29

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8‑B Registration Statement).

10.30	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10‑Q).

10.31†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K dated November 3, 2014 filed on November 7, 2014).

10.32†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K dated April 20, 2015 filed on April 20, 2015).

10.33†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10‑K for the fiscal year ended January 30, 2016 filed on March 24, 2016).

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†Management contract or compensatory plan or arrangement.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman of the Board, President and Chief Executive Officer

Date: April 2, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2019, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ LAUREN B. PETERS
Richard A. Johnson	Lauren B. Peters
Chairman of the Board, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ STEVEN OAKLAND
Giovanna Cipriano	Steven Oakland
Senior Vice President and Chief Accounting Officer	Director

/s/ MAXINE CLARK	/s/ ULICE PAYNE, JR.
Maxine Clark	Ulice Payne, Jr.
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHERYL NIDO TURPIN
Alan D. Feldman	Cheryl Nido Turpin
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ KIMBERLY K. UNDERHILL
Guillermo G. Marmol	Kimberly K. Underhill
Director	Director

/s/ MATTHEW M. MCKENNA	/s/ DONA D. YOUNG
Matthew M. McKenna	Dona D. Young
Director	Lead Director