Form 10-Q
period 2019-05-04
FOOT LOCKER, INC.
filed 2019-06-12
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 4, 2019

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

(Address of principal executive offices, Zip Code)

(212‑720‑3700)

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FL	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding as of June 11, 2019: 109,701,174

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	May 4,	May 5,	February 2,
	2019	2018	2019
	(Unaudited)	(Unaudited)	*
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$1,126	$1,029	$891
Merchandise inventories	1,211	1,210	1,269
Other current assets	255	301	358
	2,592	2,540	2,518
Property and equipment, net	810	843	836
Operating lease right-of-use assets	3,025	—	—
Deferred taxes	89	104	87
Goodwill	156	158	157
Other intangible assets, net	22	43	24
Other assets	234	275	198
	$6,928	$3,963	$3,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$451	$344	$387
Accrued and other liabilities	340	309	377
Current portion of lease obligations	499	—	—
	1,290	653	764
Long-term debt	123	125	124
Long-term lease obligations	2,804	—	—
Other liabilities	109	642	426
Total liabilities	4,326	1,420	1,314
Shareholders’ equity:
Common stock and paid-in capital: 113,161,373;
121,341,925; and 112,932,605 shares outstanding, respectively	820	848	809
Retained earnings	2,207	2,184	2,104
Accumulated other comprehensive loss	(384)	(313)	(370)
Less: Treasury stock at cost: 774,355; 4,080,653;
and 711,024 shares, respectively	(41)	(176)	(37)
Total shareholders' equity	2,602	2,543	2,506
	$6,928	$3,963	$3,820

*The balance sheet at February 2, 2019 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10‑K for the year ended February 2, 2019.

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018

Sales	$2,078	$2,025

Cost of sales	1,389	1,359
Selling, general and administrative expenses	416	385
Depreciation and amortization	44	45
Litigation and other charges	1	12
Income from operations	228	224

Interest income, net	4	2
Other income	2	3
Income before income taxes	234	229
Income tax expense	62	64
Net income	$172	$165

Basic earnings per share	$1.53	$1.39
Weighted-average shares outstanding	112.4	118.7

Diluted earnings per share	$1.52	$1.38
Weighted-average shares outstanding, assuming dilution	113.1	119.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018

Net income	$172	$165
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit) of $- and $(5) million, respectively	(15)	(38)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(2)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1 million, respectively	3	3
Comprehensive income	$158	$131

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$2,506
Restricted stock issued	72						—
Issued under director and stock plans	156	4					4
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(31)	(2)			(2)
Share repurchases			(32)	(2)			(2)
Reissued - ESPP							—
Retirement of treasury stock							—
Net income					172		172
Cash dividends declared on common stock ($0.38 per share)					(43)		(43)
Translation adjustment, net of tax						(15)	(15)
Change in cash flow hedges, net of tax						(2)	(2)
Pension and postretirement adjustments, net of tax						3	3
Cumulative effect of the adoption of Topic 842					(26)		(26)
Balance at May 4, 2019	113,161	$820	(774)	$(41)	$2,207	$(384)	$2,602

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$2,519
Restricted stock issued	76						—
Issued under director and stock plans	4	—					—
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(31)	(1)			(1)
Share repurchases			(2,617)	(112)			(112)
Net income					165		165
Cash dividends declared on common stock ($0.345 per share)					(41)		(41)
Translation adjustment, net of tax						(38)	(38)
Change in cash flow hedges, net of tax						1	1
Pension and postretirement adjustments, net of tax						3	3
Cumulative effect of the adoption of ASU 2014-09					4		4
Cumulative effect of the adoption of ASU 2016-16					37		37
Balance at May 5, 2018	121,342	$848	(4,081)	$(176)	$2,184	$(313)	$2,543

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	May 4,	May 5,
	2019	2018
	($ in millions)
From operating activities:
Net income	$172	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	45
Share-based compensation expense	7	5
Qualified pension plan contributions	(55)	—
Change in assets and liabilities:
Merchandise inventories	50	53
Accounts payable	67	90
Accrued and other liabilities	(22)	(6)
Pension litigation accrual	—	12
Other, net	55	51
Net cash provided by operating activities	318	415

From investing activities:
Capital expenditures	(45)	(64)
Minority investments	(45)	—
Insurance proceeds related to loss on property and equipment	—	1
Net cash used in investing activities	(90)	(63)

From financing activities:
Purchase of treasury shares	(2)	(112)
Dividends paid on common stock	(43)	(41)
Proceeds from exercise of stock options	4	—
Shares of common stock repurchased to satisfy tax withholding obligations	(2)	(1)
Net cash used in financing activities	(43)	(154)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(5)	(18)
Net change in cash, cash equivalents, and restricted cash	180	180
Cash, cash equivalents, and restricted cash at beginning of year	981	1,031
Cash, cash equivalents, and restricted cash at end of period	$1,161	$1,211

Cash paid during the year:
Interest	$—	$—
Income taxes	$40	$61

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2020 and of the fiscal year ended February 2, 2019. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10‑K for the year ended February 2, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2019.

Other than the changes to the Leases policies as a result of the recently adopted accounting standards discussed below, there were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10‑K for the year ended February 2, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted improvements, which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted.

The Company adopted Topic 842 on February 3, 2019 (the “effective date”) using the optional transition method, which applies Topic 842 at the beginning of the period in which it is adopted. Prior period amounts have not been adjusted in connection with the adoption of this standard. The Company elected the package of practical expedients under the new standard, which permits companies to not reassess lease classification, lease identification, or initial direct costs for existing or expired leases prior to the effective date. We have lease agreements with non-lease components that relate to the lease components. The Company elected the practical expedient to account for non-lease components and the lease components to which they relate, as a single lease component for all classes of underlying assets. Also, the Company elected to keep short-term leases with an initial term of twelve months or less off the balance sheet.

Upon adoption of this new standard, the Company recorded right-of-use assets and lease obligations on the Condensed Consolidated Balance Sheet for our operating leases of $3,148 million and $3,422 million, respectively, as of February 3, 2019. As part of adopting the standard, previously recognized liabilities for deferred rent and lease incentives were reclassified as a component of the right-of-use assets. Additionally upon adoption, we evaluated right-to-use assets for impairment and determined that approximately $29 million of impairment was required related to newly recognized right-to-use assets that would have been impaired in previous periods. This impairment of the right-to-use asset as of February 3, 2019 was recorded, net of related income tax effects, as a $26 million reduction of beginning retained earnings. The standard did not significantly affect our Condensed Consolidated Statements of Income, Comprehensive Income, or Cash Flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment date.

Total revenue recognized includes shipping and handling fees. We have determined that control of the promised good is passed to the customer upon shipment date since the customer has legal title, the rewards of ownership, and has paid for the merchandise as of the shipment date. Shipping and handling is accounted for as a fulfillment activity. The Company accrues the cost and recognized revenue for these activities upon shipment date.

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Sales by Channel
Stores	$1,758	$1,743
Direct-to-customers	320	282
Total sales	$2,078	$2,025

Sales disaggregated based upon geographic area is presented in the below table. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Sales by Geography
United States	$1,552	$1,501
International	526	524
Total sales	$2,078	$2,025

Contract Liabilities

The Company sells gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is reported as part of sales. The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 3, 2019	$35
Redemptions	(25)
Breakage recognized in sales	(2)
Activations	22
Balance at May 4, 2019	$30

The Company elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

The Company has integrated all available shopping channels including stores, websites, apps, social channels, and catalogs. Store sales are primarily fulfilled from the store’s inventory but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are primarily shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on the availability of particular items.

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. During 2018, the Company expanded into Asia and launched our digital channels across Singapore, Hong Kong, and Malaysia. In addition, we entered China through a limited offering in partnership with Tmall (a Chinese-language platform for business-to-consumer online retail). During the first quarter of 2019, the Company changed its organizational and internal reporting structure in order to support an accelerated growth strategy for the region. We opened an Asian headquarters in Singapore and realigned our organization into three distinct geographic regions: Europe, Middle East and Africa (“EMEA”), Asia Pacific, and North America.

In light of these changes, the Company has re-evaluated its operating segments. The Company has determined that it has three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

The Company evaluates performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charges, corporate expense, non-operating income, and net interest income.

The following table summarizes our results:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Sales	$2,078	$2,025

Operating Results
Division profit	250	247
Less: Pension litigation charges (1)	1	12
Less: Corporate expense (2)	21	11
Income from operations	228	224
Interest income, net	4	2
Other income	2	3
Income before income taxes	$234	$229

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information – (continued)

(1)

The Company recorded pre-tax charges of $1 million and $12 million for the quarters ended May 4, 2019 and May 5, 2018, respectively, related to a pension litigation matter and the related plan reformation. The charge in the current period reflects professional fees in connection with the plan reformation.  The prior year charge reflected adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the required plan reformation.

(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	May 4,	May 5,
	2019	2018
	($ in millions)
Cash and cash equivalents	$1,126	$1,029
Restricted cash included in other current assets	5	1
Restricted cash included in other non-current assets	30	181
Cash, cash equivalents, and restricted cash	$1,161	$1,211

During 2017 in connection with the pension litigation matter, the Company deposited $150 million in a qualified settlement fund.  At May 5, 2018, this amount was classified as part of non-current assets.  During 2018 and in March 2019, the Company used substantially all of the qualified settlement fund to pay class counsel fees and to make a contribution to the pension plan.

Other amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts in order to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

The Company has elected to present book overdrafts, representing checks issued but still outstanding in excess of bank balances, as part of accounts payable.

5. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment.

In light of the change in our organizational and internal reporting structure in the first quarter of 2019, we have reassessed our reporting units and have determined that the collective omni-channel banners in North America, EMEA, and Asia Pacific are the three reporting units at which goodwill is tested.

Accordingly, goodwill was re-allocated between the affected reporting units based on their relative fair values. As required, we conducted the annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 4, 2019			May 5, 2018
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$116	$(108)	$8	$128	$(117)	$11
Trademarks / trade names	20	(15)	5	20	(14)	6
Favorable leases	-	-	-	7	(6)	1
	$136	$(123)	$13	$155	$(137)	$18

Indefinite life intangible assets: (1)
Runners Point Group trademarks / trade names			$9			$25
Other intangible assets, net			$22			$43

(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2019 did not result in the recognition of impairment. Amortization expense recorded is as follows:

	Thirteen weeks ended
($ in millions)	May 4, 2019	May 5, 2018
Amortization expense	$1	$1

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2019	$2
2020	3
2021	2
2022	2
2023	2
2024	2

7. Leases

The Company is obligated under operating leases for almost all of its store properties. In addition, the Company leases certain warehouse distribution centers. Operating lease periods generally range from 5 to 10 years and most store leases contain rent escalation provisions. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, the Company will combine lease components (e.g. rental payments) and non-lease components (e.g. common area maintenance costs and utilities).

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Leases – (continued)

Since the rates implicit in the leases are not readily determinable, the Company uses its incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Some of the store leases contain renewal options with varying terms and conditions. The Company’s lease term includes options to extend or terminate a lease only when it is reasonably certain that it will exercise that option.

Certain leases provide for variable lease costs, which primarily include rent payments based on a percentage of store sales, common area maintenance costs and taxes.

The components of lease cost as of May 4, 2019 were as follows:

($ in millions)
Operating lease costs	$166
Variable lease costs	84
Short-term lease costs	7
Net lease cost	$257

Rent expense for operating leases for the thirteen weeks ended May 5, 2018 amounted to $185 million and consisted of minimum and contingent rentals of $179 million and $7 million, respectively, less sublease income of $1 million.

Amounts recognized in the Condensed Consolidated Balance Sheet related to operating leases as of May 4, 2019 were as follows:

($ in millions)
Assets
Operating lease right-of-use assets	$3,025

Liabilities
Current
Operating lease liabilities	499
Noncurrent
Operating lease liabilities	2,804
Total lease liabilities	$3,303

Other information related to operating leases as of May 4, 2019 consisted of the following:

Weighted average remaining lease term (years)	7.4
Weighted average discount rate	5.5%

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Leases – (continued)

Supplemental cash flow information related to leases as of May 4, 2019 was as follows:

($ in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$168
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29

Maturities of lease liabilities as of May 4, 2019 are as follows:

($ in millions)
Remainder of 2019	$503
2020	628
2021	581
2022	526
2023	455
Thereafter	1,374
Total lease payments	4,067
Less: Interest	764
Total lease liabilities	$3,303

As of February 2, 2019, the estimated future minimum non-cancellable lease commitments were as follows:

($ in millions)
2019	$672
2020	631
2021	583
2022	527
2023	456
Thereafter	1,408
Total operating lease commitments	$4,277

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	May 4,	May 5,	February 2,
	2019	2018	2019
	($ in millions)
Foreign currency translation adjustments	$(99)	$(47)	$(84)
Cash flow hedges	(2)	1	—
Unrecognized pension cost and postretirement benefit	(283)	(267)	(286)
	$(384)	$(313)	$(370)

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Accumulated Other Comprehensive Loss – (continued)

The changes in AOCL for the thirteen weeks ended May 4, 2019 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 2, 2019	$(84)	$—	$(286)	$(370)

OCI before reclassification	(15)	(2)	1	(16)
Amortization of pension actuarial loss, net of tax	—	—	2	2
Other comprehensive income	(15)	(2)	3	(14)
Balance as of May 4, 2019	$(99)	$(2)	$(283)	$(384)

Reclassifications from AOCL for the thirteen weeks ended May 4, 2019 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$3
Postretirement benefits- amortization of actuarial gain	—
Net periodic benefit cost (see Note 11)	3
Income tax benefit	(1)
Total, net of tax	$2

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements – (continued)

The following table provides a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	As of May 4, 2019			As of May 5, 2018
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity investments	$—	$133	$—	$—	$—	$—
Available-for-sale security	—	6	—	—	6	—
Foreign exchange forward contracts	—	1	—	—	1	—
Total Assets	$—	$140	$—	$—	$7	$—

Liabilities
Foreign exchange forward contracts	—	3	—	—	1	—
Total Liabilities	$—	$3	$—	$—	$1	$—

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

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt were as follows:

	May 4,	May 5,
	2019	2018
	($ in millions)
Carrying value	$123	$125
Fair value	$136	$142

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

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings Per Share – (continued)

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	(in millions, except per share data)
Net Income	$172	$165

Weighted-average common shares outstanding	112.4	118.7
Dilutive effect of potential common shares	0.7	0.4
Weighted-average common shares outstanding assuming dilution	113.1	119.1

Earnings per share - basic	$1.53	$1.39
Earnings per share - diluted	$1.52	$1.38

Anti-dilutive share-based awards excluded from diluted calculation	1.6	2.2

Additionally, shares of 0.8 million and 1.1 million as of May 4, 2019 and May 5, 2018, respectively, have been excluded from diluted weighted-average shares as the number of shares that will be issued is contingent on the Company’s performance metrics as compared to the pre-established performance goals which have not been achieved as of May 4, 2019 and May 5, 2018. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

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

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income. Service cost is recognized as part of SG&A expense, while the remaining pension and postretirement expense components are recognized as part of other income.

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	May 4,	May 5,	May 4,	May 5,
	2019	2018	2019	2018
	($ in millions)
Service cost	$5	$5	$—	$—
Interest cost	7	6	—	—
Expected return on plan assets	(9)	(10)	—	—
Amortization of net loss (gain)	3	3	—	—
Net benefit expense (income)	$6	$4	$—	$—

The Company contributed $55 million in March 2019 to its U.S. qualified pension plan. The Company continually evaluates the amount and timing of any future contributions.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018

Options and shares purchased under the employee stock purchase plan	$2	$2
Restricted stock and restricted stock units	5	3
Total share-based compensation expense	$7	$5

Tax benefit recognized	$1	$1

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the thirteen weeks ended May 4, 2019 and May 5, 2018:

	Stock Option Plans		Stock Purchase Plan
	May 4,	May 5,	May 4,	May 5,
	2019	2018	2019	2018
Weighted-average risk free rate of interest	2.2%	2.7%	2.3%	1.2%
Expected volatility	38%	37%	59%	30%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	2.6%	3.1%	2.6%	2.1%
Weighted-average fair value	$17.19	$12.35	$15.64	$16.49

The information in the following table covers option activity under the Company’s stock option plans for the thirteen weeks ended May 4, 2019:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,861		$52.34
Granted	316		58.96
Exercised	(156)		27.34
Expired or cancelled	(22)		60.56
Options outstanding at May 4, 2019	2,999	6.4	$54.28
Options exercisable at May 4, 2019	2,221	5.5	$53.74

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation – (continued)

The total fair value of options vested as of May 4, 2019 and May 5, 2018 was $6 million and $8 million, respectively. The cash received and tax benefits realized from option exercises was $4 million and $1 million, respectively, for the thirteen weeks ended May 4, 2019.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	($ in millions)
Exercised	$5	$—

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	($ in millions)
Outstanding	$20	$11
Outstanding and exercisable	$17	$11

As of May 4, 2019 there was $8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table summarizes information about stock options outstanding and exercisable at May 4, 2019:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	134	1.7	$18.44	134	$18.44
$24.75 to $34.75	378	3.7	32.09	340	31.79
$44.78 to $45.75	586	7.1	44.91	351	44.99
$46.64 to $62.11	994	6.9	60.07	646	61.16
$63.33 to $73.21	907	7.2	68.54	750	67.71
	2,999	6.4	$54.28	2,221	$53.74

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program and to nonemployee directors.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation – (continued)

Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were no outstanding restricted stock awards as of May 4, 2019 and an insignificant number of restricted stock awards were outstanding as May 5, 2018.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s performance-based long-term incentive program are earned after the attainment of certain performance metrics and vest after the passage of time. Restricted stock is considered outstanding at the time of grant and the holders have voting rights. Dividends are paid to holders of restricted stock that vest with the passage of time. With regard to performance-based restricted stock, dividends will be accumulated and paid after the performance criteria are met. No dividends are paid or accumulated on any RSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

Restricted stock and RSU activity for the thirteen weeks ended May 4, 2019 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,022		$47.47
Granted (1)	291		58.95
Vested	(72)		63.61
Performance adjustment (2)	10
Expired or cancelled	(5)		55.79
Nonvested at May 4, 2019	1,246	2.0	$49.17
Aggregate value ($ in millions)	$61

(1)

Approximately 0.2 million performance-based RSUs were granted during the first quarter of 2019 and are included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.

(2)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

The total value of awards for which restrictions lapsed during the thirteen weeks ended May 4, 2019 and May 5, 2018 was $5 million for both periods. As of May 4, 2019, there was $41 million of total unrecognized compensation cost related to nonvested awards.

FOOT LOCKER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims, including a purported class action in New York alleging failure to pay for all hours worked by employees. Additionally, the Company and certain officers of the Company are defendants in a purported securities law class action in New York. The directors and certain officers of the Company are also defendants in related derivative actions.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2018 Annual Report on Form 10‑K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Overview

Foot Locker, Inc., through its subsidiaries, is one of the largest athletic footwear and apparel retailers in the world, operating 3,201 stores in 27 countries. The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. We operate websites and mobile apps, aligned with the brand names of our store banners. Our sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

With its various marketing channels and experiences across North America, Europe, Asia, Australia, and New Zealand, the Company's purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the sport and sneaker communities.

Store Count

At May 4, 2019, we operated 3,201 stores as compared with 3,221 and 3,284 stores at February 2, 2019 and May 5, 2018, respectively.

Franchise Operations

A total of 129 franchised stores were operating at May 4, 2019, as compared with 122 and 116 stores at February 2, 2019 and May 5, 2018, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

Reconciliation of Non-GAAP Measures

In addition to reporting the Company's financial results in accordance with generally accepted accounting principles (“GAAP”), the Company reports certain financial results that differ from what is reported under GAAP. We have presented certain financial measures identified as non-GAAP, such as sales changes excluding foreign currency fluctuations, adjusted income before income taxes, adjusted net income, and adjusted diluted earnings per share.

We present certain amounts as excluding the effects of foreign currency fluctuations, which are also considered non-GAAP measures. Where amounts are expressed as excluding the effects of foreign currency fluctuations, such changes are determined by translating all amounts in both years using the prior-year average foreign exchange rates.  Presenting amounts on a constant currency basis is useful to investors because it enables them to better understand the changes in our business that are not related to currency movements.

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives.

The various non-GAAP adjustments are summarized in the tables below.  We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each of the respective items.

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP.

Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Pre-tax income:
Income before income taxes	$234	$229
Pre-tax amounts excluded from GAAP:
Pension litigation charge	1	12
Adjusted income before income taxes (non-GAAP)	$235	$241

After-tax income:
Net income	$172	$165
After-tax adjustments excluded from GAAP:
Pension litigation charge, net of income tax benefit of $- million and $3 million, respectively	1	9
Adjusted net income (non-GAAP)	$173	$174

Earnings per share:
Diluted EPS	$1.52	$1.38
Diluted EPS amounts excluded from GAAP:
Pension litigation charge	0.01	0.07
Adjusted diluted EPS (non-GAAP)	$1.53	$1.45

During the thirteen weeks ended May 4, 2019, the Company recorded pre-tax charges of $1 million in connection with its U.S. retirement plan litigation and required plan reformation. These charges represented professional fees. During the thirteen weeks ended May 5, 2018, the Company recorded a charge related to the same litigation of $12 million, $9 million after-tax or $0.07 per share. The prior year charge represented $11 million related to the estimated cost of the reformation, related interest, and $1 million in professional fees.

Segment Reporting

We identify our operating segments according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO.

Beginning in 2018, the Company changed its organizational and internal reporting structure in order to execute our omni-channel strategy. This change resulted in the combination of our stores and direct-to-customer financial results.

Effective as of 2019, the Company has determined that it has three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Sales	$2,078	$2,025

Operating Results
Division profit	250	247
Less: Pension litigation and reorganization charges (1)	1	12
Less: Corporate expense (2)	21	11
Income from operations	228	224
Interest income, net	4	2
Other income (3)	2	3
Income before income taxes	$234	$229

(1)

Included in the thirteen weeks ended May 4, 2019 are pre-tax charges of $1 million relating to pension litigation. Included in the thirteen weeks ended May 5, 2018 is a pre-tax charge of $12 million relating to the same matter.

(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other income includes non-operating items, franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

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

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Stores
Sales	$1,758	$1,743
$ Change	$15
% Change	0.9%
% of total sales	84.6%	86.1%
Comparable sales increase (decrease)	2.9%	(3.1)%

Direct-to-customers
Sales	$320	$282
$ Change	$38
% Change	13.5%
% of total sales	15.4%	13.9%
Comparable sales increase (decrease)	14.8%	(0.5)%

Sales increased by $53 million, or 2.6 percent, to $2,078 million for the thirteen weeks ended May 4, 2019, from $2,025 million for the thirteen weeks ended May 5, 2018. Excluding the effect of foreign currency fluctuations, total sales increased by 4.7 percent for the thirteen weeks ended May 4, 2019.

Total comparable sales increased by 4.6 percent for the thirteen weeks ended May 4, 2019. Overall, both channels generated a comparable sales gain for the period. This result was led by the growth in our direct-to-customers channel, which increased by 14.8 percent for the quarter. The improvement in our direct-to-customers channel reflecting continued positive customer sentiment as a result of our various e-commerce enhancements. Our stores channel sales also performed well and increased by 2.9 percent for the thirteen weeks ended May 4, 2019.

The comparable sales result for the first quarter was led by our EMEA operating segment, where both stores and e-commerce garnered sales gains. Europe’s sales increase was primarily related to growth in our stores, coupled with growth in e-commerce penetration. In North America, Champs Sports drove the increase.  Footaction and Kids Foot Locker experienced lower sales in the first quarter of 2019, as compared with the corresponding prior-year period. The decline in Footaction’s sales primarily reflected the lack of product availability of certain key men’s footwear styles. Kids Foot Locker’s decline was primarily related to declines in sales of apparel. Asia Pacific continued to increase both from the store expansion in Asia and increased sales from our operations in Australia which was primarily the result of growth in our e-commerce business.

From a product perspective for the combined channels, the increase in comparable sales was across both our footwear and apparel categories. The increase was mainly the result of increased sales of footwear, which reflected increases in all wearer segments. Footwear sales were led by sales of women’s court and casual footwear styles. Kids footwear sales increased and primarily reflected strength in running styles. Men’s footwear sales reflected increases in casual and running styles, while sales of basketball styles were relatively flat. The increase in apparel sales was primarily related to the men’s business as both women’s and kid’s apparel sales declined for the quarter.

Gross Margin

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
Gross margin rate	33.2%	32.9%
Basis point increase in the gross margin rate	30
Components of the change-
Merchandise margin rate decline	(20)
Lower occupancy and buyers’ compensation expense rate	50

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate increased by 30 basis points for the thirteen weeks ended May 4, 2019 as compared with the corresponding prior-year period. The merchandise margin rate decline reflected a higher proportion of direct-to-customer sales, which bear a higher freight cost. The occupancy and buyers’ compensation expense rate decreased for the thirteen weeks ended May 4, 2019, which was primarily the result of higher sales during the quarter as compared with a relatively fixed rent cost.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	($ in millions)
SG&A	$416		$385
$ Change	$31	$
% Change	8.1%
SG&A as a percentage of sales	20.0%		19.0

SG&A increased by $31 million, or by 100 basis points, to $416 million for the thirteen weeks ended May 4, 2019, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $42 million.

The higher SG&A expense rate for the quarter reflected higher wages, higher incentive compensation expense, and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Corporate expense (a component of SG&A) increased during the quarter, also reflecting the same factors noted previously and higher share-based compensation that is tied to the Company’s performance.

A benefit of $5 million was recorded in the first quarter of 2018 relating to insurance recoveries for damaged inventory and fixed assets for losses incurred during Hurricane Maria in 2017.

Depreciation and Amortization

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Depreciation and amortization	$44	$45
$ Change	$(1)	$
% Change	(2.2)%

Excluding the effect of foreign currency fluctuations, depreciation and amortization was unchanged for the thirteen weeks ended May 4, 2019 as compared to prior year.

Division Profit

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Division profit	$250	$247
Division profit margin	12.0%	12.2%

Division profit margin decreased by 20 basis points for the thirteen weeks ended May 4, 2019, as compared with the corresponding prior-year period. The decrease in division profit for the thirteen weeks ended May 4, 2019 reflected an increase in the gross margin rate offset by higher SG&A expenses.

Interest Income, Net

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Interest expense	$(2)	$(3)
Interest income	6	5
Interest income, net	$4	$2

Net interest income increased by $2 million for the thirteen ended May 4, 2019, as compared with the corresponding prior-year period. Interest income increased primarily as a result of cash repatriation to the U.S., where we earned a higher average interest rate.

Income Taxes

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Provision for income taxes	$62	$64
Effective tax rate	26.4%	27.9%

The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves were not significant for any of the periods presented.

During the thirteen weeks ended May 4, 2019, the Company recognized a tax benefit of $3 million due to an adjustment to a foreign tax credit valuation allowance. Excluding the valuation allowance adjustment, the effective tax rate for the thirteen weeks ended May 4, 2019 increased as compared with the corresponding prior-year period, due primarily to higher taxes on foreign earnings.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions in which we operate.

Net Income

For the thirteen weeks ended May 4, 2019, net income increased by $7 million, or 4.2 percent, and diluted earnings per share increased by 10.1 percent to $1.52 per share, as compared with the corresponding prior-year period. The increase in diluted earnings per share reflected an increase in net income coupled with a reduction in the number of shares outstanding due to the shares repurchased under the Company’s share repurchase program.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity continues to be cash flow from operations, while the principal uses of cash are to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of May 4, 2019, all of $1.2 billion remained available under the Company’s current 3-year share repurchase program. Through June 11, 2019, the Company has repurchased $112 million or 2.7 million shares after the end of the first quarter.

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

Operating Activities

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Net cash provided by operating activities	$318	$415
$ Change	$(97)	$

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The decrease in cash provided by operating activities, compared with the same period of last year, reflected an increase in net income offset by lower net inflows associated with changes in working capital and a pension contribution. During the thirteen weeks ended May 4, 2019, we contributed $55 million to our U.S. qualified pension plan primarily representing the funds available in the qualified settlement fund established in connection with our pension litigation matter.

Investing Activities

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Net cash used in investing activities	$90	$63
$ Change	$27	$

Capital expenditures decreased for the thirteen weeks ended May 4, 2019 by $19 million as compared with the corresponding prior-year period. This represented a decrease in spending on store projects partially offset by an increase related to technology projects. The Company’s full-year capital spending is expected to be approximately $272 million, which includes $172 million related to the remodeling or relocation of approximately 180 existing stores and the opening of approximately 80 new stores, as well as $100 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

Additionally, investing activities for the thirteen weeks ended May 4, 2019 included $45 million in minority investments. Investing outflows for the thirteen weeks ended May 5, 2018 were partially offset by the receipt of insurance proceeds of $1 million for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	Thirteen weeks ended
	May 4,	May 5,
	2019	2018
	($ in millions)
Net cash used in financing activities	$43	$154
$ Change	$(111)	$

During the thirteen weeks ended May 4, 2019, we repurchased 32,100 shares of our common stock for $2 million, as compared with 2,616,805 shares repurchased for $112 million in the corresponding prior-year period. The Company also declared and paid dividends of $43 million and $41 million during the first quarters of 2019 and 2018, respectively. This represented quarterly rates of $0.38 and $0.345 per share for 2019 and 2018, respectively.  Also, during the thirteen weeks ended May 4, 2019 and May 5, 2018, we paid $2 million and $1 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock in connection with employee stock programs of $4 million for the thirteen weeks ended May 4, 2019.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10‑K for the fiscal year ended February 2, 2019.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We are currently migrating our point-of-sale software to a new platform. Approximately 2,300 stores have been converted to the new software platform as of May 4, 2019, and we currently expect to complete the implementation during the second half of 2019. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

Additionally, during the fourth quarter of 2018 the Company implemented a new lease accounting system in advance of the adoption of the new leasing standard that was effective the first quarter of 2019. We revised our controls in connection with this adoption and will further refine business processes and make changes to the design and implementation of our internal control in connection with the new standard.

During the quarter ended May 4, 2019, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software and lease accounting system noted above, (as defined in Rules 13a‑15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10‑K filed with the SEC on April 2, 2019 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2018 Form 10‑K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended May 4, 2019:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
February 3 to March 2, 2019	32,100	$55.68	32,100	$1,200,000,000
March 3 to April 6, 2019	30,691	56.93	—	1,200,000,000
April 7 to May 4, 2019	540	59.09	—	1,200,000,000
	63,331	$56.31	32,100

(1)

These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, and shares repurchased pursuant to Rule 10b5‑1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.

(2)

The shares repurchased during the first quarter of 2019 were under the Company’s previous share repurchase program. On February 20, 2019, the Board of Directors approved a new  3‑year, $1.2 billion share repurchase program extending through January 2022.

Item 6. Exhibits

Exhibit No.	Description
10.1

Amendment Number Three to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019).

15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2019	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer