Form 10-Q
period 2019-08-03
FOOT LOCKER, INC.
filed 2019-09-11
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 3, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

Number of shares of Common Stock outstanding as of September 9, 2019: 107,039,179

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except shares)

	August 3,	August 4,	February 2,
	2019	2018	2019
	(Unaudited)	(Unaudited)	*
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$939	$950	$891
Merchandise inventories	1,227	1,254	1,269
Other current assets	280	320	358
	2,446	2,524	2,518
Property and equipment, net	796	842	836
Operating lease right-of-use assets	2,976	—	—
Deferred taxes	92	108	87
Goodwill	156	158	157
Other intangible assets, net	21	41	24
Other assets	233	159	198
	$6,720	$3,832	$3,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$420	$408	$387
Accrued and other liabilities	312	313	377
Current portion of lease obligations	497	—	—
	1,229	721	764
Long-term debt	123	124	124
Long-term lease obligations	2,750	—	—
Other liabilities	106	505	426
Total liabilities	4,208	1,350	1,314
Shareholders’ equity:
Common stock and paid-in capital: 113,199,460; 121,497,470; and 112,932,605 shares outstanding, respectively	825	857	809
Retained earnings	2,226	2,232	2,104
Accumulated other comprehensive loss	(384)	(340)	(370)
Less: Treasury stock at cost: 3,578,395; 5,869,122; and 711,024 shares, respectively	(155)	(267)	(37)
Total shareholders' equity	2,512	2,482	2,506
	$6,720	$3,832	$3,820

*

The balance sheet at February 2, 2019 has been derived from the previously reported audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019.

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in millions, expect per share amounts)
Sales	$1,774	$1,782	$3,852	$3,807

Cost of sales	1,240	1,243	2,629	2,602
Selling, general and administrative expenses	393	380	809	765
Depreciation and amortization	46	44	90	89
Litigation and other charges	14	3	15	15
Income from operations	81	112	309	336

Interest income, net	2	1	6	3
Other income	2	2	4	5
Income before income taxes	85	115	319	344
Income tax expense	25	27	87	91
Net income	$60	$88	$232	$253

Basic earnings per share	$0.55	$0.76	$2.09	$2.15
Weighted-average shares outstanding	110.8	116.6	111.6	117.7

Diluted earnings per share	$0.55	$0.75	$2.08	$2.14
Weighted-average shares outstanding, assuming dilution	111.1	117.1	112.1	118.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Net income	$60	$88	$232	$253
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit) of $-, $1, $1, and $(7) million, respectively	(6)	(20)	(21)	(58)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	5	—	3	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $-, $1, and $1 million, respectively	1	2	4	4
Pension remeasurement and foreign currency fluctuations arising during the year, net of income tax benefit of $-, $3, $-, and $3, respectively.	—	(9)	—	(8)
Comprehensive income	$60	$61	$218	$192

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at May 4, 2019	113,161	$820	(774)	$(41)	$2,207	$(384)	$2,602
Restricted stock issued	16						—
Issued under director and stock plans	23	(1)					(1)
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(1)	—			—
Share repurchases			(2,900)	(120)			(120)
Reissued - Employee Stock Purchase Plan			96	6			6
Net income					60		60
Cash dividends declared on common stock ($0.38 per share)					(41)		(41)
Translation adjustment, net of tax						(6)	(6)
Change in cash flow hedges, net of tax						5	5
Pension and postretirement adjustments, net of tax						1	1
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$2,512

Balance at May 5, 2018	121,342	$848	(4,081)	$(176)	$2,184	$(313)	$2,543
Restricted stock issued	13						—
Issued under director and stock plans	142	6					6
Share-based compensation expense		3					3
Shares of common stock used to satisfy tax withholding obligations			(1)				—
Share repurchases			(1,835)	(93)			(93)
Reissued - Employee Stock Purchase Plan			48	2			2
Net income					88		88
Cash dividends declared on common stock ($0.345 per share)					(40)		(40)
Translation adjustment, net of tax						(20)	(20)
Pension and postretirement adjustments, net of tax						(7)	(7)
Balance at August 4, 2018	121,497	$857	(5,869)	$(267)	$2,232	$(340)	$2,482

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 2, 2019	112,933	809	(711)	(37)	2,104	(370)	2,506
Restricted stock issued	88						—
Issued under director and stock plans	179	3					3
Share-based compensation expense		13					13
Shares of common stock used to satisfy tax withholding obligations			(32)	(2)			(2)
Share repurchases			(2,932)	(122)			(122)
Reissued - Employee Stock Purchase Plan			96	6			6
Net income					232		232
Cash dividends declared on common stock					(84)		(84)
Translation adjustment, net of tax						(21)	(21)
Change in cash flow hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						4	4
Cumulative effect of the adoption of Topic 842					(26)		(26)
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$2,512

Balance at February 3, 2018	121,262	842	(1,433)	(63)	2,019	(279)	2,519
Restricted stock issued	89						—
Issued under director and stock plans	146	6					6
Share-based compensation expense		9					9
Shares of common stock used to satisfy tax withholding obligations			(32)	(1)			(1)
Share repurchases			(4,452)	(205)			(205)
Reissued - Employee Stock Purchase Plan			48	2			2
Net income					253		253
Cash dividends declared on common stock					(81)		(81)
Translation adjustment, net of tax						(58)	(58)
Change in cash flow hedges, net of tax						1	1
Pension and postretirement adjustments, net of tax						(4)	(4)
Cumulative effect of the adoption of ASU 2014-09					4		4
Cumulative effect of the adoption of ASU 2016-16					37		37
Balance at August 4, 2018	121,497	$857	(5,869)	$(267)	$2,232	$(340)	$2,482

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018
	($ in millions)
From operating activities:
Net income	$232	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	89
Share-based compensation expense	13	9
Qualified pension plan contributions	(55)	(30)
Change in assets and liabilities:
Merchandise inventories	32	3
Accounts payable	37	155
Accrued and other liabilities	(40)	—
Pension litigation accrual	—	15
Class counsel fees paid in connection with pension litigation	—	(97)
Other, net	19	30
Net cash provided by operating activities	328	427

From investing activities:
Capital expenditures	(81)	(115)
Minority investments	(45)	—
Insurance proceeds related to loss on property and equipment	—	2
Net cash used in investing activities	(126)	(113)

From financing activities:
Purchase of treasury shares	(122)	(205)
Dividends paid on common stock	(84)	(81)
Issuance of common stock	4	—
Proceeds from exercise of stock options	—	4
Treasury stock reissued under employee stock plan	3	2
Shares of common stock repurchased to satisfy tax withholding obligations	(2)	(1)
Net cash used in financing activities	(201)	(281)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(8)	(25)
Net change in cash, cash equivalents, and restricted cash	(7)	8
Cash, cash equivalents, and restricted cash at beginning of year	981	1,031
Cash, cash equivalents, and restricted cash at end of period	$974	$1,039

Cash paid during the year:
Interest	$5	$5
Income taxes	$111	$129

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2020 and of the fiscal year ended February 2, 2019. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s (the “Company”) Form 10-K for the year ended February 2, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2019.

Other than the changes to the Leases policies as a result of the recently adopted accounting standards discussed below, there were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended February 2, 2019.

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

Upon adoption of this new standard, the Company recorded right-of-use assets and lease obligations on the Condensed Consolidated Balance Sheet for our operating leases of $3,148 million and $3,422 million, respectively, as of February 3, 2019. As part of adopting the standard, previously recognized liabilities for deferred rent and lease incentives were reclassified as a component of the right-of-use assets. Additionally upon adoption, we evaluated right-to-use assets for impairment and determined that approximately $29 million of impairment was required related to newly recognized right-of-use assets that would have been impaired in previous periods. This impairment of the right-to-use asset as of February 3, 2019 was recorded, net of related income tax effects, as a $26 million reduction of beginning retained earnings. The standard did not significantly affect our Condensed Consolidated Statements of Operations, Comprehensive Income, or Cash Flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Sales by Channel
Stores	$1,521	$1,542	$3,279	$3,285
Direct-to-customers	253	240	573	522
Total sales	$1,774	$1,782	$3,852	$3,807

Sales disaggregated based upon geographic area is presented in the below table. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Sales by Geography
United States	$1,209	$1,220	$2,761	$2,721
International	565	562	1,091	1,086
Total sales	$1,774	$1,782	$3,852	$3,807

Contract Liabilities

The Company sells gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is reported as part of sales. The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 3, 2019	$35
Redemptions	(47)
Breakage recognized in sales	(3)
Activations	43
Balance at August 3, 2019	$28

The Company elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Sales	$1,774	$1,782	$3,852	$3,807

Operating Results
Division profit	115	131	365	378
Less: Litigation and other charges (1)	14	3	15	15
Less: Corporate expense (2)	20	16	41	27
Income from operations	81	112	309	336
Interest income, net	2	1	6	3
Other income	2	2	4	5
Income before income taxes	$85	$115	$319	$344

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company recorded pre-tax charges of $1 million and $3 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, related to a pension litigation matter and related plan reformation. For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company recorded pre-tax charges of $2 million and $15 million, respectively. The charges in the current periods reflect professional fees in connection with the plan reformation. The prior year charges reflected adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the required plan reformation.

For the thirteen weeks ended August 3, 2019, the Company incurred $13 million of lease termination costs related to the closure of certain of its SIX:02 locations.

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

	August 3,	August 4,	February 2,
	2019	2018	2019
	($ in millions)
Cash and cash equivalents	$939	$950	$891
Restricted cash included in other current assets	5	1	59
Restricted cash included in other non-current assets	30	88	31
Cash, cash equivalents, and restricted cash	$974	$1,039	$981

During 2017 in connection with the pension litigation matter, the Company deposited $150 million in a qualified settlement fund. At August 4, 2018, the amount remaining in the fund was $54 million and was classified as part of non-current assets. At February 2, 2019, the fund was classified as a current asset due to our intention to use it to contribute to the pension plan. During 2018 and in March 2019, the Company used substantially all of the fund to pay class counsel fees and to make a contribution to the pension plan.

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

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 3, 2019			August 4, 2018			February 2, 2019
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$116	$(108)	$8	$125	$(115)	$10	$120	$(111)	$9
Trademarks / trade names	20	(15)	5	20	(14)	6	20	(15)	5
Favorable leases	-	-	-	7	(6)	1	7	(6)	1
	$136	$(123)	$13	$152	$(135)	$17	$147	$(132)	$15

Indefinite life intangible assets: (1), (2)
Runners Point Group trademarks / trade names			$8			$24			$9
Other intangible assets, net			$21			$41			$24

(1)	The change in the ending balances reflects the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $15 million related to these intangibles.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2019 did not result in the recognition of impairment. Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2019	$2
2020	3
2021	2
2022	2
2023	2
2024	2

7. Leases

The Company is obligated under operating leases for almost all of its store properties. In addition, the Company leases certain warehouse distribution centers. Operating lease periods generally range from 5 to 10 years and most store leases contain rent escalation provisions. For leases beginning in 2019 and later, the Company will combine lease components (e.g. rental payments) and non-lease components (e.g. common area maintenance costs and utilities). Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The majority of operating lease costs relate to retail stores and distribution centers and the expenses are classified within cost of sales. Operating lease costs for non-store rents are included in SG&A.

Certain leases provide for variable lease costs, which primarily include rent payments based on a percentage of store sales, common area maintenance costs, and taxes. These costs are expensed as incurred and are included within cost of sales.

The components of lease cost as of August 3, 2019 were as follows:

	Thirteen weeks ended	Twenty-six weeks ended
($ in millions)	August 3, 2019	August 3, 2019
Operating lease costs	$165	$331
Variable lease costs	81	165
Short-term lease costs	7	14
Net lease cost	$253	$510

Rent expense for the prior year comparative periods is accounted for under previous lease guidance. Rent expense for operating leases for the thirteen weeks ended August 4, 2018 amounted to $192 million and consisted of minimum and contingent rentals of $186 million and $6 million, respectively. For the twenty-six weeks ended August 4, 2018, rent expense for operating leases amounted to $377 million and consisted of minimum and contingent rentals of $365 million and $13 million, respectively, less sublease income of $1 million. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $37 million and $74 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

Amounts recognized in the Condensed Consolidated Balance Sheet related to operating leases as of August 3, 2019 were as follows:

($ in millions)
Assets
Operating lease right-of-use assets	$2,976

Liabilities
Current
Operating lease liabilities	497
Noncurrent
Operating lease liabilities	2,750
Total lease liabilities	$3,247

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other information related to operating leases as of August 3, 2019 consisted of the following:

Weighted average remaining lease term (years)	7.3
Weighted average discount rate	5.4%

Supplemental cash flow information related to leases for the twenty-six weeks ended August 3, 2019 was as follows:

($ in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$338
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	114

Maturities of lease liabilities as of August 3, 2019 are as follows:

($ in millions)
Remainder of 2019	$337
2020	637
2021	588
2022	533
2023	462
Thereafter	1,431
Total lease payments	3,988
Less: Interest	741
Total lease liabilities	$3,247

As of February 2, 2019, the estimated future minimum non-cancellable lease commitments were as follows:

($ in millions)
2019	$672
2020	631
2021	583
2022	527
2023	456
Thereafter	1,408
Total operating lease commitments	$4,277

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	August 3,	August 4,	February 2,
	2019	2018	2019
	($ in millions)
Foreign currency translation adjustments	$(105)	$(67)	$(84)
Cash flow hedges	3	1	—
Unrecognized pension cost and postretirement benefit	(282)	(274)	(286)
	$(384)	$(340)	$(370)

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in AOCL for the twenty-six weeks ended August 3, 2019 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 2, 2019	$(84)	$—	$(286)	$(370)

OCI before reclassification	(21)	3	—	(18)
Amortization of pension actuarial (gain)/loss, net of tax	—	—	4	4
Other comprehensive income	(21)	3	4	(14)
Balance as of August 3, 2019	$(105)	$3	$(282)	$(384)

Reclassifications from AOCL for the twenty-six weeks ended August 3, 2019 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$6
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 11)	5
Income tax benefit	(1)
Total, net of tax	$4

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

The fair values of the Company’s equity investments are determined by using quoted prices for identical or similar instruments in markets that are not active and therefore are classified as Level 2. The fair value of the auction rate security, classified as available-for-sale, is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument. The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	August 3, 2019			August 4, 2018			February 2, 2019
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity investments	$—	$133	$—	$—	$15	$—	$—	$94	$—
Available-for-sale security	—	6	—	—	7	—	—	6	—
Foreign exchange forward contracts	—	4	—	—	2	—	—	—	—
Total Assets	$—	$143	$—	$—	$24	$—	$—	$100	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	1	—	—	1	—
Total Liabilities	$—	$—	$—	$—	$1	$—	$—	$1	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

The carrying value and estimated fair value of long-term debt were as follows:

	August 3,	August 4,	February 2,
	2019	2018	2019
	($ in millions)
Carrying value	$123	$124	$124
Fair value	$136	$140	$136

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

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in millions, except per share data)
Net Income	$60	$88	$232	$253

Weighted-average common shares outstanding	110.8	116.6	111.6	117.7
Dilutive effect of potential common shares	0.3	0.5	0.5	0.4
Weighted-average common shares outstanding assuming dilution	111.1	117.1	112.1	118.1

Earnings per share - basic	$0.55	$0.76	$2.09	$2.15
Earnings per share - diluted	$0.55	$0.75	$2.08	$2.14

Anti-dilutive share-based awards excluded from diluted calculation	2.4	2.0	1.8	1.7

Additionally, shares of 0.7 million and 1.1 million as of August 3, 2019 and August 4, 2018, respectively, have been excluded from diluted weighted-average shares as the number of shares that will be issued is contingent on the Company’s performance metrics as compared to the pre-established performance goals which have not been achieved as of August 3, 2019 and August 4, 2018. These shares relate to restricted stock units issued in connection with the Company’s long-term incentive program.

11. Pension and Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. The Company also has a defined benefit pension plan covering certain employees of the Runners Point Group. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These medical and life insurance plans are contributory and are not funded. The table below are the components of net periodic pension benefit cost and net periodic postretirement benefit income. Service cost is recognized as part of SG&A expense, while the remaining pension and postretirement expense components are recognized as part of other income.

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended		Thirteen weeks ended		Twenty-six weeks ended
	Aug. 3	Aug. 4	Aug. 3	Aug. 4	Aug. 3	Aug. 4	Aug. 3	Aug. 4
	2019	2018	2019	2018	2019	2018	2019	2018
	($ in millions)
Service cost	$5	$4	$10	$9	$—	$—	$—	$—
Interest cost	6	7	13	13	—	—	—	—
Expected return on plan assets	(9)	(9)	(18)	(19)	—	—	—	—
Amortization of net loss (gain)	3	3	6	6	(1)	(1)	(1)	(1)
Net benefit expense (income)	$5	$5	$11	$9	$(1)	$(1)	$(1)	$(1)

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company contributed $55 million in March 2019 to its U.S. qualified pension plan. The Company continually evaluates the amount and timing of any future contributions.

12. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$2	$1	$4	$3
Restricted stock and restricted stock units	4	3	9	6
Total share-based compensation expense	$6	$4	$13	$9

Tax benefit recognized	$—	$—	$1	$1

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Stock Option Plans		Stock Purchase Plan
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Weighted-average risk free rate of interest	2.2%	2.7%	2.3%	1.6%
Expected volatility	38%	37%	57%	41%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	2.6%	3.1%	2.8%	2.3%
Weighted-average fair value	$17.19	$12.37	$20.33	$14.89

The information in the following table covers option activity under the Company’s stock option plans for the twenty-six weeks ended August 3, 2019:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,861		$52.34
Granted	316		58.96
Exercised	(163)		27.10
Expired or cancelled	(76)		60.71
Options outstanding at August 3, 2019	2,938	6.2	$54.23
Options exercisable at August 3, 2019	2,182	5.3	$53.67
Options available for future grant at August 3, 2019	7,375

The total fair value of options vested as of August 3, 2019 and August 4, 2018 was $6 million and $8 million, respectively. The cash received from option exercises for the thirteen and twenty-six weeks ended August 3, 2019 was not significant. The total tax benefit realized from option exercises was not significant and $1 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	($ in millions)
Exercised	$—	$3	$5	$3

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
	($ in millions)
Outstanding	$5	$15
Outstanding and exercisable	$5	$13

As of August 3, 2019 there was $6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

The following table summarizes information about stock options outstanding and exercisable at August 3, 2019:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	129	1.5	$18.53	129	$18.53
$24.75 to $34.75	376	3.5	32.09	338	31.78
$44.78 to $45.75	582	6.9	44.91	352	44.99
$46.64 to $62.11	952	6.8	60.00	619	60.96
$63.33 to $73.21	899	6.9	68.57	744	67.75
	2,938	6.2	$54.23	2,182	$53.67

Restricted Stock and Restricted Stock Units

Restricted shares of the Company’s common stock and restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program and to nonemployee directors. Each RSU represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied. There were no outstanding restricted stock awards as of August 3, 2019 and an insignificant number of restricted stock awards were outstanding as August 4, 2018.

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

Restricted stock and RSU activity for the twenty-six weeks ended August 3, 2019 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,022		$47.47
Granted (1)	302		58.76
Vested	(88)		60.40
Performance adjustment (2)	(34)
Expired or cancelled	(21)		53.09
Nonvested at August 3, 2019	1,181	2.0	$49.22
Aggregate value ($ in millions)	$58

(1)	Included in the units granted are approximately 0.2 million performance-based RSUs. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.
(2)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

The total value of awards for which restrictions lapsed during the twenty-six weeks ended August 3, 2019 and August 4, 2018 was $5 million and $6 million, respectively. As of August 3, 2019, there was $34 million of total unrecognized compensation cost related to nonvested awards.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. For additional discussion on risks and uncertainties that may affect forward-looking statements, see “Risk Factors” disclosed in the 2018 Annual Report on Form 10-K. Any changes in such assumptions or factors could produce significantly different results. The Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Overview

Foot Locker, Inc., through its subsidiaries, is one of the largest athletic footwear and apparel retailers in the world, operating 3,174 stores in 27 countries. The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. We operate websites and mobile apps, aligned with the brand names of our store banners. Our sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

With its various marketing channels and experiences across North America, Europe, Asia, Australia, and New Zealand, the Company's purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the sport and sneaker communities.

Store Count

At August 3, 2019, we operated 3,174 stores as compared with 3,221 and 3,276 stores at February 2, 2019 and August 4, 2018, respectively.

Franchise Operations

A total of 133 franchised stores were operating at August 3, 2019, as compared with 122 and 117 stores at February 2, 2019 and August 4, 2018, respectively. Revenue from the franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Pre-tax income:
Income before income taxes	$85	$115	$319	$344
Pre-tax amounts excluded from GAAP:
Litigation and other charges	14	3	15	15
Adjusted income before income taxes (non-GAAP)	$99	$118	$334	$359

After-tax income:
Net income	$60	$88	$232	$253
After-tax adjustments excluded from GAAP:
Litigation and other charges, net of income tax benefit of $4, $1, $4, and $4 million, respectively	10	2	11	11
U.S. tax reform	2	(1)	2	(1)
Tax benefit related to enacted change in foreign branch currency regulations	—	(1)	—	(1)
Adjusted net income (non-GAAP)	$72	$88	$245	$262

Earnings per share:
Diluted EPS	$0.55	$0.75	$2.08	2.14
Diluted EPS amounts excluded from GAAP:
Litigation and other charges	0.09	0.02	0.10	0.09
U.S. tax reform	0.02	(0.01)	0.02	(0.01)
Tax benefit related to enacted change in foreign branch currency regulations	—	(0.01)	—	(0.01)
Adjusted diluted EPS (non-GAAP)	$0.66	$0.75	$2.20	$2.21

The Company recorded pre-tax charges of $1 million and $3 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, related to a pension litigation matter and related plan reformation. For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company recorded pre-tax charges of $2 million and $15 million, respectively. The charges in the current periods reflect professional fees in connection with the plan reformation. The prior year charges reflected adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the required plan reformation.

For the thirteen weeks ended August 3, 2019, the Company incurred $13 million of lease termination costs related to the closure of certain of its SIX:02 locations.

In connection with tax reform, the Company recorded a charge for $2 million and a benefit of $1 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The charge recorded during the second quarter of 2019 reflected an adjustment to U.S. tax on foreign income. The benefit recorded in the prior-year period, reflected a revision to the provisional amounts recorded during the fourth quarter of 2017.

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

Beginning in 2018, the Company changed its organizational and internal reporting structure in order to execute our omni-channel strategy. This change resulted in the combination of our stores and direct-to-customers financial results.

Effective as of 2019, the Company has determined that it has three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and SIX:02, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses, as applicable, operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, pension litigation charge, corporate expense, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Sales	$1,774	$1,782	$3,852	$3,807

Operating Results
Division profit	115	131	365	378
Less: Litigation and other charges (1)	14	3	15	15
Less: Corporate expense (2)	20	16	41	27
Income from operations	81	112	309	336
Interest income, net	2	1	6	3
Other income (3)	2	2	4	5
Income before income taxes	$85	$115	$319	$344

(1)	The Company recorded pre-tax charges of $1 million and $3 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, related to a pension litigation matter and related plan reformation. For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company recorded pre-tax charges of $2 million and $15 million, respectively. The charges in the current periods reflects professional fees in connection with the plan reformation. The prior year charges reflected adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the required plan reformation.

For the thirteen weeks ended August 3, 2019, the Company incurred $13 million of lease termination costs related to the closure of certain of its SIX:02 locations.

(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income includes non-operating items, franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, changes in the fair value of our equity investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes our direct-to-customers channel. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Stores
Sales	$1,521	$1,542	$3,279	$3,285
$ Change	$(21)		$(6)
% Change	(1.4)%		(0.2)%
% of total sales	85.7%	86.5%	85.1%	86.3%
Comparable sales change	(0.1)%	(0.8)%	1.5%	(2.0)%

Direct-to-customers
Sales	$253	$240	$573	$522
$ Change	$13		$51
% Change	5.4%		9.8%
% of total sales	14.3%	13.5%	14.9%	13.7%
Comparable sales change	6.5%	9.3%	10.9%	3.8%

Sales decreased by $8 million, or 0.4 percent, to $1,774 million for the thirteen weeks ended August 3, 2019, from $1,782 million for the thirteen weeks ended August 4, 2018. For the twenty-six weeks ended August 3, 2019, sales of $3,852 million increased by 1.2 percent from sales of $3,807 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by 0.8 percent and 2.9 percent for the thirteen and twenty-six weeks ended August 3, 2019, respectively.

Total comparable sales increased by 0.8 percent and 2.8 percent for the thirteen and twenty-six weeks ended August 3, 2019, respectively. For both the thirteen and twenty-six weeks ended August 3, 2019, our direct-to-customers channel generated positive comparable sales results as compared with the corresponding prior-year periods. The penetration of our direct-to-customer channel increased by 80 basis points to 14.3 percent. For the twenty-six weeks ended August 3, 2019, the stores channel generated positive comparable sales results, however the stores channel had a 0.1 percent decline during the thirteen-weeks ended August 3, 2019. The improvement in our direct-to-customers channel is due in part to continued positive customer satisfaction as a result of our various e-commerce enhancements.

Each of our operating segments generated a comparable sales increase during the second quarter and year-to-date periods of 2019.

In North America, Foot Locker Canada and Champs Sports led the second quarter results, with increases in the low double digits and mid-single digits, respectively. Foot Locker U.S. generated a low single-digits comparable sales increase, while Eastbay’s sales declined high-single digits. Footaction and Kids Foot Locker continued to experience declines consistent with the first quarter. Additionally, North America’s sales were negatively affected by the closure of the SIX:02 banner, as substantially all stores were closed by the end of the second quarter. The decline in Footaction’s sales primarily reflected the lack of product availability of certain key men’s footwear styles. Management is implementing various merchandising initiatives to improve Footaction’s results and will continue to monitor this banner during the third quarter and will assess, if necessary, the effect of various initiatives on the projected performance, which may include an impairment review. Kids Foot Locker’s decline was primarily related to declines in sales of apparel. The decline in Eastbay’s sales for the second quarter was primarily due to softer demand for performance-related products.

Our positive EMEA operating segment sales performance was primarily related to our Foot Locker Europe e-commerce business, with Runners Point and Sidestep’s comparable sales remaining relatively flat.

The Asia Pacific operating segment continued to increase both from the store expansion in Asia and increased sales from our operations in Australia, which was primarily the result of growth in our e-commerce business.

The year-to-date comparable sales changes are consistent with the factors noted above.

From a product perspective for the combined channels, the increase in comparable sales for both the quarter and year-to-date periods was primarily driven by footwear. For both periods, the increase was partially offset by a decline in apparel sales. Within the footwear category, sales of women’s and children’s footwear contributed the most to the increase. Court and casual footwear styles continued to resonate well with our customers. Sales of men’s footwear, particularly sales of basketball styles, were negatively affected by the timing of certain product launches and declined slightly for the quarter, as compared with a low single-digit increase for the year-to-date period. Apparel sales declined for both the quarter and year-to-date period across all wearer segments.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Gross margin rate	30.1%	30.2%	31.7%	31.7%
Basis point increase in the gross margin rate	(10)		—
Components of the change-
Merchandise margin rate decline	(20)		(40)
Lower occupancy and buyers’ compensation expense rate	10		40

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate decreased by 10 basis points for the thirteen weeks ended August 3, 2019 and remained unchanged for the twenty-six weeks ended August 3, 2019, as compared with the corresponding prior-year periods. The merchandise margin rate decline reflected a higher proportion of direct-to-customer sales, which bear a higher freight cost. The occupancy and buyers’ compensation expense rate decreased for the thirteen and twenty-six weeks ended August 3, 2019, which was primarily the result of higher sales as compared with a relatively fixed rent cost.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	($ in millions)
SG&A	$393	$380	$809	$765
$ Change	$13		$44
% Change	3.4%		5.8%
SG&A as a percentage of sales	22.2%	21.3%	21.0%	20.1%

SG&A increased by $13 million, or by 90 basis points, to $393 million for the thirteen weeks ended August 3, 2019, as compared with the corresponding prior-year period. For the twenty-six weeks ended August 3, 2019, SG&A increased by $44 million, or by 90 basis points, to $809 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $18 million and $60 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, as compared with the corresponding prior-year periods.

The higher SG&A expense rate for the quarter reflected higher wages and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Corporate expense (a component of SG&A) increased during the quarter, also reflecting the same factors noted previously and higher share-based compensation that is tied to the Company’s performance.

Affecting the year-to-date comparison is a benefit of $5 million that was recorded in the first quarter of 2018 relating to insurance recoveries for damaged inventory and fixed assets for losses incurred during Hurricane Maria in 2017.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Depreciation and amortization	$46	$44	$90	$89
$ Change	$2		$1
% Change	4.5%		1.1%

Depreciation and amortization increased by $2 million and $1 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $3 million for both the quarter and the year-to-date periods. The increase in depreciation and amortization reflects ongoing capital spending.

Division Profit

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Division profit	$115	$131	$365	$378
Division profit margin	6.5%	7.4%	9.5%	9.9%

Division profit margin decreased by 90 and 40 basis points for the thirteen and twenty-six weeks ended August 3, 2019, as compared with the corresponding prior-year periods. The decrease in division profit for the thirteen and twenty-six weeks ended August 3, 2019 was primarily due to higher SG&A expenses.

Interest Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Interest expense	$(3)	$(3)	$(5)	$(6)
Interest income	5	4	11	9
Interest income, net	$2	$1	$6	$3

Net interest income increased by $1 million and $3 million for the thirteen and twenty-six weeks ended August 3, 2019, as compared with the corresponding prior-year periods. Interest income for both periods increased primarily as a result of cash repatriation to the U.S., where we earned a higher average interest rate.

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	($ in millions)
Provision for income taxes	$25	$27	$87	$91
Effective tax rate	29.5%	23.6%	27.2%	26.4%

The Company’s interim provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The discrete items discussed below represented the main reasons for the changes in the effective tax rate.

The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in the tax reserves were not significant for the thirteen and twenty-six weeks ended August 3, 2019. The effective tax rate for the thirteen weeks ended August 4, 2018 included a tax benefit of $3 million from a reserve release due to a settlement of an international tax examination.

For the thirteen weeks ended August 3, 2019, the Company recognized a tax expense of $2 million due to an adjustment to U.S. tax on foreign income attributable to tax reform.

During the thirteen weeks ended August 3, 2019, the Company recorded charges totaling $14 million, which primarily related to the costs to terminate the SIX:02 leases, the tax benefit recorded in connection with these charges was $4 million.

For the twenty-six weeks ended August 3, 2019, the Company recognized a tax benefit of $3 million due to an adjustment to a foreign tax credit valuation allowance.

For the twenty-six weeks ended August 4, 2018, the Company reduced its provisional net expense related to mandatory deemed repatriation of foreign sourced net earnings by $1 million. In addition, the Company reduced its income tax provision in the amount of $1 million as a result of the delay in the effective date of certain tax regulations.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions in which we operate.

Net Income

For the thirteen and twenty-six weeks ended August 3, 2019, net income decreased by $28 million, or 31.8 percent, and by $21 million, or 8.3 percent, respectively, as compared with the corresponding prior-year periods. Diluted earnings per share decreased by 26.7 percent to $0.55 per share, and by 2.8 percent to $2.08 per share as compared with the corresponding prior-year period.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity continues to be cash flow from operations, while the principal uses of cash are to: fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We also from time to time may make investments in other companies that we feel can enable us to achieve our vision of serving youth culture. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of August 3, 2019, $1.08 billion remained available under the Company’s current 3-year share repurchase program.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix, retail locations and websites, uncertainties related to the effect of competitive products and pricing, our reliance on a few key vendors for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect our ability to continue to fund our needs from business operations.

Operating Activities

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018
	($ in millions)
Net cash provided by operating activities	$328	$427
$ Change	$(99)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The decrease in cash provided by operating activities, compared with the same period of last year, reflected a decrease in net income and lower net inflows associated with changes in working capital. Also, during the thirteen weeks ended May 4, 2019, we contributed $55 million to our U.S. qualified pension plan primarily representing the funds available in the qualified settlement fund established in connection with our pension litigation matter, which compares with $30 million contributed during the corresponding prior-year period. During the second quarter of 2018, the Company paid class counsel $97 million in connection with the pension litigation matter.

Investing Activities

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018
	($ in millions)
Net cash used in investing activities	$126	$113
$ Change	$13

Capital expenditures decreased for the twenty-six weeks ended August 3, 2019 by $34 million as compared with the corresponding prior-year period. This represented an increase in spending on store projects and technology projects partially offset by a decrease related to logistics. The Company’s full-year capital spending is expected to be approximately $250 million, which is approximately $25 million lower than the target that was established at the beginning of the year and reflects changes in the timing of certain projects. The revised forecast includes $155 million related to the remodeling or relocation of approximately 160 existing stores and the opening of approximately 65 new stores, as well as $95 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

Additionally, investing activities for the twenty-six weeks ended August 3, 2019 included $45 million in minority investments. Investing outflows for the twenty-six weeks ended May 5, 2018 were partially offset by the receipt of insurance proceeds of $2 million for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	Twenty-six weeks ended
	August 3,	August 4,
	2019	2018
	($ in millions)
Net cash used in financing activities	$201	$281
$ Change	$(80)

During the twenty-six weeks ended August 3, 2019, we repurchased 2,932,100 shares of our common stock for $122 million, as compared with 4,452,405 shares repurchased for $205 million in the corresponding prior-year period. The Company also declared and paid dividends of $84 million and $81 million during the first two quarters of 2019 and 2018, respectively. This represented quarterly rates of $0.38 and $0.345 per share for 2019 and 2018, respectively. Also, during the twenty-six weeks ended August 3, 2019 and August 4, 2018, we paid $2 million and $1 million, respectively, to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with employee stock programs of $7 million and $6 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

We are currently migrating our point-of-sale software to a new platform. Approximately 2,400 stores have been converted to the new software platform as of August 3, 2019, and we currently expect to complete the implementation during the second half of 2019. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

Additionally, during the fourth quarter of 2018 the Company implemented a new lease accounting system in advance of the adoption of the new leasing standard that was effective the first quarter of 2019. We revised our controls in connection with this adoption and are continuing to refine business processes and make changes to the design and implementation of our internal controls as appropriate.

During the quarter ended August 3, 2019, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software and lease accounting system noted above, (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on April 2, 2019 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2018 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended August 3, 2019:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 5 to June 1, 2019	90	$39.35	—	$1,200,000,000
June 2 to July 6, 2019	2,900,085	41.37	2,900,000	1,080,032,419
July 7 to August 3, 2019	316	39.36	—	1,080,032,419
	2,900,491	$41.37	2,900,000

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2019, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2022.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Amendment Number Four to the Foot Locker Supplemental Executive Retirement Plan.
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a14(a) or 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a14(a) or 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted, in Inline XBRL (included in Exhibit 101)

*    Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2019	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer