Form 10-Q
period 2019-11-02
FOOT LOCKER, INC.
filed 2019-12-11
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 2, 2019

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

Number of shares of Common Stock outstanding as of December 6, 2019: 104,565,333

FOOT LOCKER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2,	November 3,	February 2,
	2019	2018	2019
	(Unaudited)	(Unaudited)	*
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$744	$748	$891
Merchandise inventories	1,304	1,305	1,269
Other current assets	299	325	358
	2,347	2,378	2,518
Property and equipment, net	814	824	836
Operating lease right-of-use assets	2,956	—	—
Deferred taxes	93	107	87
Goodwill	156	157	157
Other intangible assets, net	21	39	24
Other assets	234	175	198
	$6,621	$3,680	$3,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$396	$383	$387
Accrued and other liabilities	333	312	377
Current portion of lease obligations	508	—	—
	1,237	695	764
Long-term debt	122	124	124
Long-term lease obligations	2,719	—	—
Other liabilities	116	410	426
Total liabilities	4,194	1,229	1,314
Shareholders’ equity:
Common stock and paid-in capital: 113,204,118; 121,500,846; and 112,932,605 shares outstanding, respectively	832	864	809
Retained earnings	2,310	2,323	2,104
Accumulated other comprehensive loss	(382)	(361)	(370)
Less: Treasury stock at cost: 8,139,520; 8,109,644; and 711,024 shares, respectively	(333)	(375)	(37)
Total shareholders' equity	2,427	2,451	2,506
	$6,621	$3,680	$3,820

*

The balance sheet at February 2, 2019 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019.

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions, except per share amounts)
Sales	$1,932	$1,860	$5,784	$5,667

Cost of sales	1,312	1,272	3,941	3,874
Selling, general and administrative expenses	411	398	1,220	1,163
Depreciation and amortization	44	44	134	133
Litigation and other charges	1	2	16	17
Income from operations	164	144	473	480

Interest income, net	3	2	9	5
Other income	4	—	8	5
Income before income taxes	171	146	490	490
Income tax expense	46	16	133	107
Net income	$125	$130	$357	$383

Basic earnings per share	$1.16	$1.14	$3.24	$3.29
Weighted-average shares outstanding	106.9	114.5	110.0	116.6

Diluted earnings per share	$1.16	$1.14	$3.23	$3.28
Weighted-average shares outstanding, assuming dilution	107.2	115.0	110.5	117.1

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Net income	$125	$130	$357	$383
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit) of $2, $(2), $1, and $(9) million, respectively	5	(23)	(16)	(81)

Cash flow hedges:
Change in fair value of derivatives, net of income tax	(5)	—	(2)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2, and $2 million, respectively	2	2	6	6
Pension remeasurement and foreign currency fluctuations arising during the year, net of income tax benefit of $-, $-, $-, and $3, respectively.	—	—	—	(8)
Comprehensive income	$127	$109	$345	$301

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$2,512
Issued under director and stock plans	4	1					1
Share-based compensation expense		6					6
Share repurchases			(4,561)	(178)			(178)
Net income					125		125
Cash dividends declared on common stock ($0.38 per share)					(41)		(41)
Translation adjustment, net of tax						5	5
Change in cash flow hedges, net of tax						(5)	(5)
Pension and postretirement adjustments, net of tax						2	2
Balance at November 2, 2019	113,204	$832	(8,140)	$(333)	$2,310	$(382)	$2,427

Balance at August 4, 2018	121,497	$857	(5,869)	$(267)	$2,232	$(340)	$2,482
Restricted stock issued	3						—
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(4)				—
Share repurchases			(2,237)	(108)			(108)
Reissued - Employee Stock Purchase Plan							—
Net income					130		130
Cash dividends declared on common stock ($0.345 per share)					(39)		(39)
Translation adjustment, net of tax						(23)	(23)
Pension and postretirement adjustments, net of tax						2	2
Balance at November 3, 2018	121,500	$864	(8,110)	$(375)	$2,323	$(361)	$2,451

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirty-nine weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 2, 2019	112,933	809	(711)	(37)	2,104	(370)	2,506
Restricted stock issued	88						—
Issued under director and stock plans	183	4					4
Share-based compensation expense		19					19
Shares of common stock used to satisfy tax withholding obligations			(32)	(2)			(2)
Share repurchases			(7,493)	(300)			(300)
Reissued - Employee Stock Purchase Plan			96	6			6
Net income					357		357
Cash dividends declared on common stock					(125)		(125)
Translation adjustment, net of tax						(16)	(16)
Change in cash flow hedges, net of tax						(2)	(2)
Pension and postretirement adjustments, net of tax						6	6
Cumulative effect of the adoption of Topic 842					(26)		(26)
Balance at November 2, 2019	113,204	$832	(8,140)	$(333)	$2,310	$(382)	$2,427

Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$2,519
Restricted stock issued	92						—
Issued under director and stock plans	146	6					6
Share-based compensation expense		16					16
Shares of common stock used to satisfy tax withholding obligations			(36)	(1)			(1)
Share repurchases			(6,689)	(313)			(313)
Reissued - Employee Stock Purchase Plan			48	2			2
Net income					383		383
Cash dividends declared on common stock					(120)		(120)
Translation adjustment, net of tax						(81)	(81)
Change in cash flow hedges, net of tax						1	1
Pension and postretirement adjustments, net of tax						(2)	(2)
Cumulative effect of the adoption of ASU 2014-09					4		4
Cumulative effect of the adoption of ASU 2016-16					37		37
Balance at November 3, 2018	121,500	$864	(8,110)	$(375)	$2,323	$(361)	$2,451

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018
	($ in millions)
From operating activities:
Net income	$357	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	133
Non-cash gain	(4)	—
Share-based compensation expense	19	16
Qualified pension plan contributions	(55)	(128)
Change in assets and liabilities:
Merchandise inventories	(42)	(57)
Accounts payable	12	133
Accrued and other liabilities	(36)	—
Pension litigation accrual	—	17
Class counsel fees paid in connection with pension litigation	—	(97)
Other, net	12	22
Net cash provided by operating activities	397	422

From investing activities:
Capital expenditures	(126)	(153)
Minority investments	(48)	(6)
Insurance proceeds related to loss on property and equipment	—	2
Net cash used in investing activities	(174)	(157)

From financing activities:
Purchase of treasury shares	(300)	(313)
Dividends paid on common stock	(125)	(120)
Proceeds from exercise of stock options	5	4
Treasury stock reissued under employee stock plan	3	2
Shares of common stock repurchased to satisfy tax withholding obligations	(2)	(1)
Net cash used in financing activities	(419)	(428)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	(32)
Net change in cash, cash equivalents, and restricted cash	(202)	(195)
Cash, cash equivalents, and restricted cash at beginning of year	981	1,031
Cash, cash equivalents, and restricted cash at end of period	$779	$836

Cash paid during the year:
Interest	$5	$5
Income taxes	$163	$169

See Accompanying Notes to Condensed Consolidated Financial Statements.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods presented. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) the terms “Foot Locker,” “Company,” “we,” “our,” and “us” refer to Foot Locker, Inc. and its consolidated subsidiaries.

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s Form 10-K for the year ended February 2, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2019.

Other than the changes to the Leases policies as a result of the recently adopted accounting standards discussed below, there were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended February 2, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-of-use asset on a discounted basis, for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted improvements, which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted.

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

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of this new standard, as of February 3, 2019, the Company recorded right-of-use assets and lease obligations on the Condensed Consolidated Balance Sheet for our operating leases of $3,148 million and $3,422 million, respectively. As part of adopting the standard, previously recognized liabilities for deferred rent and lease incentives were reclassified as a component of the right-of-use assets. Additionally upon adoption, we evaluated right-of-use assets for impairment and determined that approximately $29 million of impairment was required related to newly recognized right-of-use assets that would have been impaired in previous periods. This impairment of the right-of-use asset as of February 3, 2019 was recorded, net of related income tax effects, as a $26 million reduction of beginning retained earnings. The standard did not significantly affect our Condensed Consolidated Statements of Operations, Comprehensive Income, or Cash Flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Revenue

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. Revenue for merchandise that is shipped to our customers from our distribution centers and stores is recognized upon shipment.

Total revenue recognized includes shipping and handling fees. We have determined that control of the promised good is passed to the customer upon shipment, since the customer has legal title, the rewards of ownership, and has paid for the merchandise as of the shipment date. Shipping and handling is accounted for as a fulfillment activity. The Company accrues the cost and recognizes revenue for these activities upon shipment.

Sales disaggregated based upon sales channel is presented below.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Sales by Channel
Stores	$1,636	$1,591	$4,915	$4,876
Direct-to-customers	296	269	869	791
Total sales	$1,932	$1,860	$5,784	$5,667

Sales disaggregated based upon geographic area is presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Sales by Geography
United States	$1,361	$1,297	$4,122	$4,018
International	571	563	1,662	1,649
Total sales	$1,932	$1,860	$5,784	$5,667

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

The Company sells gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue, in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance:

($ in millions)
Balance at February 3, 2019	$35
Redemptions	(70)
Breakage recognized in sales	(4)
Activations	66
Foreign currency fluctuations	(1)
Balance at November 2, 2019	$26

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

In light of these changes, the Company re-evaluated its operating segments in the first quarter of 2019. The Company has determined that it has three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

The Company evaluates performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, litigation and other charges, corporate expense, non-operating income, and net interest income.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Sales	$1,932	$1,860	$5,784	$5,667

Operating Results
Division profit	184	165	549	543
Less: Litigation and other charges (1)	1	2	16	17
Less: Corporate expense (2)	19	19	60	46
Income from operations	164	144	473	480
Interest income, net	3	2	9	5
Other income	4	—	8	5
Income before income taxes	$171	$146	$490	$490

(1)	The Company recorded pre-tax charges of $1 million and $2 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, related to a pension litigation matter and related plan reformation. For the thirty-nine weeks ended November 2, 2019, the Company recorded pre-tax charges of $16 million reflecting $3 million of professional fees in connection with the plan reformation and $13 million of lease termination costs related to the closure of certain of its SIX:02 locations. For the thirty-nine weeks ended November 3, 2018, the Company recorded pre-tax charges of $17 million related to the pension matter reflecting adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the plan reformation.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows.

	November 2,	November 3,	February 2,
	2019	2018	2019
	($ in millions)
Cash and cash equivalents	$744	$748	$891
Restricted cash included in other current assets	5	2	59
Restricted cash included in other non-current assets	30	86	31
Cash, cash equivalents, and restricted cash	$779	$836	$981

During 2017, in connection with the pension litigation matter, the Company deposited $150 million in a qualified settlement fund. At November 3, 2018, the amount remaining in the fund was $54 million and was classified as part of non-current assets. At February 2, 2019, the fund was classified as a current asset due to our intention to use it to contribute to the pension plan. During 2018 and in March 2019, the Company used substantially all of the qualified settlement fund to pay class counsel fees and to make a contribution to the pension plan.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

The Company has elected to present book overdrafts, representing checks issued but still outstanding in excess of bank balances, as part of accounts payable.

5. Goodwill

Annually during the first quarter, or more frequently if impairment indicators arise, the Company reviews goodwill and intangible assets with indefinite lives for impairment.

In light of the change in our organizational and internal reporting structure in the first quarter of 2019, we have reassessed our reporting units and have determined that the collective omni-channel banners in North America, EMEA, and Asia Pacific are the three reporting units at which goodwill is reviewed.

Accordingly, goodwill was re-allocated between the affected reporting units based on their relative fair values. We conducted the annual impairment review both before and after this change and neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value.

6. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	November 2, 2019			November 3, 2018			February 2, 2019
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$117	$(109)	$8	$121	$(111)	$10	$120	$(111)	$9
Trademarks / trade names	20	(16)	4	20	(15)	5	20	(15)	5
Favorable leases	-	-	-	7	(6)	1	7	(6)	1
	$137	$(125)	$12	$148	$(132)	$16	$147	$(132)	$15

Indefinite life intangible assets: (1), (2)
Runners Point Group trademarks / trade names			$9			$23			$9
Other intangible assets, net			$21			$39			$24

(1)	The change in the ending balances reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.
(2)	During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $15 million related to these intangibles.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2019 did not result in the recognition of impairment.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Amortization expense	$1	$1	$3	$3

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2019	$1
2020	3
2021	2
2022	2
2023	2
2024	2

7. Leases

The Company is obligated under operating leases for almost all of its store properties. In addition, the Company leases certain warehouse distribution centers. Operating lease periods generally range from 5 to 10 years and generally contain rent escalation provisions. Some of the store leases contain renewal options with varying terms and conditions. The Company’s lease term includes options to extend or terminate a lease only when it is reasonably certain that it will exercise that option.

The Company combines lease components (e.g. rental payments) and non-lease components (e.g. common area maintenance costs and utilities). Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for short-term leases on a straight-line basis over the lease term.

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use.

As most of our leases do not provide an implicit interest rate, the Company uses its incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Condensed Consolidated Balance Sheet related to operating leases as of November 2, 2019 were as follows:

($ in millions)
Assets
Operating lease right-of-use assets	$2,956

Liabilities
Current
Operating lease liabilities	508
Noncurrent
Operating lease liabilities	2,719
Total lease liabilities	$3,227

Other information related to operating leases as of November 2, 2019 consisted of the following:

Weighted average remaining lease term (years)	7.1
Weighted average discount rate	5.4%

The components of lease cost as of November 2, 2019 were as follows:

	Thirteen weeks ended	Thirty-nine weeks ended
($ in millions)	November 2, 2019	November 2, 2019
Operating lease costs (1)	$168	$499
Variable lease costs (2)	84	249
Short-term lease costs	5	19
Sublease income	(1)	(1)
Net lease cost	$256	$766
(1)	Primarily relate to retail stores and distribution centers, for which the expenses are classified within cost of sales. Operating lease costs for non-store rents are included in SG&A.
(2)	Primarily include rent payments based on a percentage of store sales, common area maintenance costs, and taxes. These costs are expensed as incurred and are included within cost of sales.

Rent expense for the prior year comparative periods is accounted for under previous lease guidance. Rent expense for operating leases for the thirteen weeks ended November 3, 2018 amounted to $185 million and consisted of minimum and contingent rentals of $182 million and $6 million, respectively, less sublease income of $3 million. For the thirty-nine weeks ended November 3, 2018, rent expense for operating leases amounted to $562 million and consisted of minimum and contingent rentals of $547 million and $19 million, respectively, less sublease income of $4 million. Also, most of the Company’s leases require the payment of certain executory costs such as insurance, maintenance, and other costs in addition to the future minimum lease payments. These costs, including the amortization of lease rights, totaled $37 million and $111 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the thirty-nine weeks ended November 2, 2019 was as follows:

($ in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$506
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	211

Maturities of lease liabilities as of November 2, 2019 are as follows:

($ in millions)
Remainder of 2019	$173
2020	655
2021	607
2022	550
2023	479
Thereafter	1,479
Total lease payments	3,943
Less: Interest	716
Total lease liabilities	$3,227

As of November 2, 2019, the Company signed operating leases for retail stores that had not yet commenced; the total future undiscounted lease payments under these leases are $71 million.

As of February 2, 2019, the estimated future minimum non-cancellable lease commitments were as follows:

($ in millions)
2019	$672
2020	631
2021	583
2022	527
2023	456
Thereafter	1,408
Total operating lease commitments	$4,277

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	November 2,	November 3,	February 2,
	2019	2018	2019
	($ in millions)
Foreign currency translation adjustments	$(100)	$(90)	$(84)
Cash flow hedges	(2)	1	—
Unrecognized pension cost and postretirement benefit	(280)	(272)	(286)
	$(382)	$(361)	$(370)

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in AOCL for the thirty-nine weeks ended November 2, 2019 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 2, 2019	$(84)	$—	$(286)	$(370)

OCI before reclassification	(16)	(2)	—	(18)
Amortization of pension actuarial (gain)/loss, net of tax	—	—	6	6
Other comprehensive income	(16)	(2)	6	(12)
Balance as of November 2, 2019	$(100)	$(2)	$(280)	$(382)

Reclassifications from AOCL for the thirty-nine weeks ended November 2, 2019 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$9
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 11)	8
Income tax benefit	(2)
Total, net of tax	$6

9. Fair Value Measurements

The Company’s financial assets are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are categorized as follows:

Level 1 –	Quoted prices for identical instruments in active markets.
Level 2 –

Observable inputs other than quoted prices included within Level 1, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

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

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the Company’s recognized assets and liabilities that are measured at fair value on a recurring basis:

	November 2, 2019			November 3, 2018			February 2, 2019
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity investments	$—	$136	$—	$—	$21	$—	$—	$94	$—
Available-for-sale security	—	6	—	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	1	—	—	—	—
Total Assets	$—	$142	$—	$—	$28	$—	$—	$100	$—

Liabilities
Foreign exchange forward contracts	—	2	—	—	—	—	—	1	—
Total Liabilities	$—	$2	$—	$—	$—	$—	$—	$1	$—

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

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and therefore are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	November 2,	November 3,	February 2,
	2019	2018	2019
	($ in millions)
Carrying value	$122	$124	$124
Fair value	$135	$138	$136

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

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted earnings per share is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in millions, except per share data)
Net Income	$125	$130	$357	$383

Weighted-average common shares outstanding	106.9	114.5	110.0	116.6
Dilutive effect of potential common shares	0.3	0.5	0.5	0.5
Weighted-average common shares outstanding assuming dilution	107.2	115.0	110.5	117.1

Earnings per share - basic	$1.16	$1.14	$3.24	$3.29
Earnings per share - diluted	$1.16	$1.14	$3.23	$3.28

Anti-dilutive share-based awards excluded from diluted calculation	2.4	2.0	2.2	1.9

Restricted stock units related to the Company’s long-term incentive program of 0.7 million and 1.1 million have been excluded from diluted weighted-average shares for the periods ended November 2, 2019 and November 3, 2018, respectively. The issuance of these shares are contingent on the Company’s performance metrics as compared to the pre-established performance goals, which have not been achieved.

11. Pension and Postretirement Plans

The Company has defined benefit pension plans covering certain of its North American employees, which are funded in accordance with the provisions of the laws where the plans are in effect. The Company also has a defined benefit pension plan covering certain employees of the Runners Point Group. In addition to providing pension benefits, the Company sponsors postretirement medical and life insurance plans, which are available to most of its retired U.S. employees. These medical and life insurance plans are contributory and are not funded. The components of net periodic pension benefit cost and net periodic postretirement benefit income are included in the table below. Service cost is recognized as part of SG&A, while the remaining pension and postretirement expense components are recognized as part of other income.

	Pension Benefits				Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended		Thirteen weeks ended		Thirty-nine weeks ended
	Nov. 2	Nov. 3	Nov. 2	Nov. 3	Nov. 2	Nov. 3	Nov. 2	Nov. 3
	2019	2018	2019	2018	2019	2018	2019	2018
	($ in millions)
Service cost	$5	$5	$15	$14	$—	$—	$—	$—
Interest cost	7	8	20	21	—	—	—	—
Expected return on plan assets	(9)	(10)	(27)	(29)	—	—	—	—
Amortization of net loss (gain)	3	3	9	9	—	—	(1)	(1)
Net benefit expense (income)	$6	$6	$17	$15	$—	$—	$(1)	$(1)

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2019, the Company contributed $55 million to its U.S. qualified pension plan. The Company continually evaluates the amount and timing of any future contributions.

In May 2019, the U.S. qualified pension plan was amended such that all employees who are not participants in the plan as of December 31, 2019, shall not become participants after such date. All benefit accruals will be frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of December 31, 2019. For participants with more than eleven years of service, benefit accruals will be frozen as of December 31, 2022. Participants will continue to accrue interest in accordance with the plan’s provisions.

12. Share-Based Compensation

Total compensation expense included in SG&A, and the associated tax benefits recognized related to the Company’s share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Options and shares purchased under the employee stock purchase plan	$1	$2	$5	$5
Restricted stock and restricted stock units	5	5	14	11
Total share-based compensation expense	$6	$7	$19	$16

Tax benefit recognized	$1	$1	$2	$2

Valuation Model and Assumptions

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows the Company’s assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Stock Option Plans		Stock Purchase Plan
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Weighted-average risk free rate of interest	2.2%	2.7%	2.3%	1.8%
Expected volatility	38%	37%	55%	47%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	2.6%	3.1%	3.0%	2.4%
Weighted-average fair value	$17.07	$12.42	$18.12	$15.16

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the following table covers option activity under the Company’s stock option plans for the thirty-nine weeks ended November 2, 2019:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,861		$52.34
Granted	321		58.65
Exercised	(168)		27.12
Expired or cancelled	(101)		60.80
Options outstanding at November 2, 2019	2,913	6.0	$54.19
Options exercisable at November 2, 2019	2,168	5.1	$53.66
Options available for future grant at November 2, 2019	7,392

The total fair value of options vested during the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was $6 million and $8 million, respectively. The cash received from option exercises was not significant for the thirteen weeks ended November 2, 2019 and $5 million for the thirty-nine weeks ended November 2, 2019. The total tax benefit realized from option exercises was not significant for the thirteen weeks ended November 2, 2019 and $1 million for the thirty-nine weeks ended November 2, 2019.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Exercised	$—	$—	$5	$3

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
	($ in millions)
Outstanding	$8	$17
Outstanding and exercisable	$7	$15

As of November 2, 2019 there was $5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at November 2, 2019:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	128	1.3	$18.54	128	$18.54
$24.75 to $36.51	378	3.4	32.13	335	31.77
$44.78 to $45.75	577	6.6	44.91	349	44.99
$46.64 to $62.11	942	6.6	59.98	616	60.82
$63.33 to $73.21	888	6.7	68.58	740	67.75
	2,913	6.0	$54.19	2,168	$53.66

Restricted Stock Units

Restricted stock units (“RSU”) of the Company’s common stock may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with the Company’s long-term incentive program, and to nonemployee directors. Each RSU award represents the right to receive one share of the Company’s common stock provided that the performance and vesting conditions are satisfied.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with the Company’s performance-based long-term incentive program are earned after the attainment of certain performance metrics and, with regards to certain awards, vest after an additional one-year period.

No dividends are paid or accumulated on any RSU awards.

Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed by the Company.

RSU activity for the thirty-nine weeks ended November 2, 2019 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,022		$47.47
Granted (1)	306		58.48
Vested	(88)		60.40
Performance adjustment (2)	(27)
Expired or cancelled	(23)		53.15
Nonvested at November 2, 2019	1,190	1.5	$49.18

Aggregate value ($ in millions)	$59

FOOT LOCKER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Included in the units granted are approximately 0.2 million performance-based RSUs. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to the Company’s predefined financial performance targets.
(2)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon the Company’s current performance against predefined financial targets.

The total value of awards that vested during the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was $5 million and $7 million, respectively. As of November 2, 2019, there was $30 million of total unrecognized compensation cost related to nonvested awards.

13. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. There is a recently filed purported class action against the Company alleging violation of the Americans with Disabilities Act for failing to sell gift cards that contain writing in braille.

Additionally, the Company and certain officers of the Company were defendants in a purported securities law class action in New York. During the third quarter of 2019, the Court granted the Company’s motion to dismiss the class action and the plaintiffs’ time to appeal has expired. The directors and certain officers of the Company were defendants in related derivative actions filed in federal court. The Court ordered the dismissal of plaintiffs’ complaints following the parties’ submission of a joint stipulation to dismiss. The directors and certain officers of the Company were also defendants in a related derivative action filed in state court. The parties submitted a joint stipulation to dismiss and are awaiting the Court’s approval.

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

Business Overview

Foot Locker, Inc., through its subsidiaries, is one of the largest athletic footwear and apparel retailers in the world, operating 3,160 stores in 27 countries. The Foot Locker brand is one of the most widely recognized names in the markets in which we operate, epitomizing premium quality for the active lifestyle customer. We operate websites and mobile apps, aligned with the brand names of our store banners. Our sites offer some of the largest online selections of athletically inspired shoes and apparel, while providing a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

With its various marketing channels and experiences across North America, Europe, Asia, Australia, and New Zealand, the Company's purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the sport and sneaker communities.

Store Count

At November 2, 2019, we operated 3,160 stores as compared with 3,221 and 3,266 stores at February 2, 2019 and November 3, 2018, respectively.

Franchise Operations

A total of 138 franchised stores were operating at November 2, 2019, as compared with 122 and 118 stores at February 2, 2019 and November 3, 2018, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Pre-tax income:
Income before income taxes	$171	$146	$490	$490
Pre-tax amounts excluded from GAAP:
Litigation and other charges	1	2	16	17
Other income	(4)	—	(4)	—
Adjusted income before income taxes (non-GAAP)	$168	$148	$502	$507

After-tax income:
Net income	$125	$130	$357	$383
After-tax adjustments excluded from GAAP:
Litigation and other charges, net of income tax benefit of $-, $1, $4, and $5 million, respectively	1	1	12	12
Other income	(4)	—	(4)
U.S. tax reform	—	(23)	2	(24)
Tax benefit related to enacted change in foreign branch currency regulations	—	—	—	(1)
Adjusted net income (non-GAAP)	$122	$108	$367	$370

Earnings per share:
Diluted EPS	$1.16	$1.14	$3.23	3.28
Diluted EPS amounts excluded from GAAP:
Litigation and other charges	0.01	0.01	0.11	0.10
Other income	(0.04)		(0.04)	—
U.S. tax reform	—	(0.20)	0.02	(0.21)
Tax benefit related to enacted change in foreign branch currency regulations	—	—	—	(0.01)
Adjusted diluted EPS (non-GAAP)	$1.13	$0.95	$3.32	$3.16

The Company recorded pre-tax charges of $1 million and $2 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, related to a pension litigation matter and related plan reformation.

For the thirty-nine weeks ended November 2, 2019, the Company recorded pre-tax charges of $16 million reflecting $3 million of professional fees in connection with the plan reformation and $13 million of lease termination costs related to the closure of certain of its SIX:02 locations. For the thirty-nine weeks ended November 3, 2018, the Company recorded pre-tax charges of $17 million related to the pension matter, reflecting adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the required plan reformation.

During the thirteen weeks ended November 3, 2019, the Company recognized a gain of $4 million in connection with the acquisition of a Canadian distribution center lease and related assets. The tax expense related to this transaction was fully offset by the release of a valuation allowance.

The tax related non-GAAP adjustments for all periods relate to the finalization of the accounting for the enactment of tax reform. During the thirty-nine weeks ended November 2, 2019, the Company recorded a charge for $2 million, which reflected an adjustment to U.S. tax on foreign income. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company reduced its provisional amount by $23 million and $24 million, respectively. For the thirty-nine weeks ended November 3, 2018, these adjustments reflect a $17 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments.

During the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987. These regulations changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, the Company updated its calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million for the thirty-nine weeks ended November 3, 2018.

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

Effective as of the beginning of 2019, the Company has determined that it has three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction,  including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses, as applicable, operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics. Please see Item 1. “Financial Statements,” Note 3, Segment Information for further information on this change.

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, litigation and other charges, corporate expenses, non-operating income, and net interest income. The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Sales	$1,932	$1,860	$5,784	$5,667

Operating Results
Division profit	184	165	549	543
Less: Litigation and other charges (1)	1	2	16	17
Less: Corporate expense (2)	19	19	60	46
Income from operations	164	144	473	480
Interest income, net	3	2	9	5
Other income	4	—	8	5
Income before income taxes	$171	$146	$490	$490

(1)	The Company recorded pre-tax charges of $1 million and $2 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, related to a pension litigation matter and related plan reformation. For the thirty-nine weeks ended November 2, 2019, the Company recorded pre-tax charges of $16 million reflecting $3 million of professional fees in connection with the plan reformation and $13 million of lease termination costs related to the closure of certain of its SIX:02 locations. For the thirty-nine weeks ended November 3, 2018, the Company recorded pre-tax charges of $17 million related to the pension matter reflecting adjustments to the value of the judgment and interest that continued to accrue, as required by the provisions of the plan reformation.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

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

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Stores
Sales	$1,636	$1,591	$4,915	$4,876
$ Change	$45		$39
% Change	2.8%		0.8%
% of total sales	84.7%	85.5%	85.0%	86.0%
Comparable sales change	4.7%	2.4%	2.6%	(0.6)%

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Direct-to-customers
Sales	$296	$269	$869	$791
$ Change	$27		$78
% Change	10.0%		9.9%
% of total sales	15.3%	14.5%	15.0%	14.0%
Comparable sales change	11.4%	5.9%	11.1%	4.5%

For the thirteen weeks ended November 2, 2019, sales increased by $72 million, or 3.9 percent, to $1,932 million, from $1,860 million for the thirteen weeks ended November 3, 2018. For the thirty-nine weeks ended November 2, 2019, sales of $5,784 million increased by $117 million, or 2.1 percent, from sales of $5,667 million in the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by $95 million, or 5.1 percent, and $204 million, or 3.6 percent, for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

Total comparable sales increased by 5.7 percent and 3.8 percent for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. Overall, both channels generated comparable sales growth for both the thirteen and thirty-nine weeks ended November 2, 2019. This growth was led by our direct-to-customers channel, which increased by 11.4 percent and 11.1 percent for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The improvement in our direct-to-customers channel is due in part to continued positive customer satisfaction as a result of our various e-commerce enhancements, including product availability. For the thirteen and thirty-nine weeks ended November 2, 2019, the stores channel increased 4.7 percent and 2.6 percent, respectively.

Each of our operating segments generated a comparable sales increase during the third quarter and year-to-date periods of 2019. For both periods, the increase in sales was primarily from growth in our North American operating segment. Asia Pacific, our smallest operating segment, generated significant increases.

In North America, Foot Locker Canada led the third quarter results, with a comparable sales increase in the low double digits, followed by Champs Sports, Foot Locker U.S., and Kids Foot Locker which each generated high- single digit increases. Footaction increased low-single digits for the thirteen weeks ended November 2, 2019. These increases were partially offset by a high-single digit decrease in Eastbay’s sales. The decline in Eastbay’s sales for the third quarter was primarily due to softer demand for performance-related products, which is a continuation of the trend noted in the first half of the year. For the thirty-nine weeks ended November 2, 2019, North America’s sales were negatively affected by the closure of the SIX:02 banner, as all stores were closed by the end of the third quarter. Kid’s Foot Locker sales remained flat for the year-to-date period. Footaction continued to experience mid-single digit declines for the year-to-date period. The decline in Footaction’s sales primarily reflected the lack of product availability of certain key men’s footwear styles. Management is implementing various merchandising and real estate-related initiatives to improve Footaction’s results and will continue to monitor this banner during the fourth quarter and will assess, if necessary, the effect of various initiatives on the projected performance, which may include an impairment review.

Our EMEA operating segment sales increased low single digits for the thirteen weeks and thirty-nine weeks ended November 2, 2019 and was primarily related to the growth in our e-commerce business for Foot Locker Europe and Sidestep.

For the thirteen weeks and thirty-nine weeks ended November 2, 2019, excluding foreign currency fluctuations total sales of the Asia Pacific operating segment increased by 26.7 percent and 28.7 percent, respectively. The growth was primarily from our operations in Australia, which also included growth in our e-commerce business. The growth in this operating segment also reflected the expansion into Asia where we operated 12 stores at the end of the third quarter, as compared with 4 stores operated last year.

From a product perspective for the combined channels, the increase in comparable sales for both the quarter and year-to-date periods was primarily driven by footwear. Within the footwear category, sales of men’s and children’s footwear contributed the most to the increase, offset by softer demand in performance footwear and women’s running styles. Court and casual footwear styles continued to resonate well with our customers. Additionally, sales of basketball footwear styles accelerated during the third quarter resulting in an increase for both the quarter and year-to-date periods. For both periods, the increase was partially offset by a decline in apparel and accessory sales. Apparel sales declined for both the quarter and year-to-date period across all wearer segments.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Gross margin rate	32.1%	31.6%	31.9%	31.6%
Basis point increase in the gross margin rate	50		30
Components of the change-
Merchandise margin rate decline	(10)		(10)
Lower occupancy and buyers’ compensation expense rate	60		40

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent, common area maintenance charges, real estate taxes, general maintenance, and utilities.

The gross margin rate increased by 50 and 30 basis points for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, as compared with the corresponding prior-year periods. The merchandise margin rate decline reflected lower apparel sales, increased costs, and a higher proportion of direct-to-customer sales, which have higher freight costs. The occupancy and buyers’ compensation expense rate decreased for both the thirteen and thirty-nine weeks ended November 2, 2019, primarily the result of higher sales as compared with a relatively fixed costs.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
SG&A	$411	$398	$1,220	$1,163
$ Change	$13		$57
% Change	3.3%		4.9%
SG&A as a percentage of sales	21.3%	21.4%	21.1%	20.5%

SG&A increased by $13 million to $411 million for the thirteen weeks ended November 2, 2019, as compared with the corresponding prior-year period. For the thirty-nine weeks ended November 2, 2019, SG&A increased by $57 million to $1,220 million, as compared with the corresponding prior-year period.

Excluding the effect of foreign currency fluctuations, SG&A increased by $19 million and $79 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, as compared with the corresponding prior-year periods.

SG&A, as a percentage of sales, declined by 10 basis points for the quarter, however it increased by 60 basis points for the year-to-date period. For the thirteen weeks ended November 2, 2019, the SG&A rate reflected  the strong sales for the quarter. The higher SG&A expense rate for the year-to-date period reflected higher wages and an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects. Also affecting the year-to-date comparison is a benefit of $5 million that was recorded in the first quarter of 2018 relating to insurance recoveries for damaged inventory and fixed assets for losses incurred during Hurricane Maria in 2017.

Corporate expense (a component of SG&A) increased during the year-to-date period, also reflecting the same factors noted previously and higher share-based compensation that is tied to the Company’s performance.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Depreciation and amortization	$44	$44	$134	$133
$ Change	$—		$1
% Change	—%		0.8%

Depreciation and amortization remained flat for the thirteen weeks ended November 2, 2019 and increased by $1 million for the thirty-nine weeks ended November 2, 2019, as compared with the corresponding prior-year periods.  Excluding the effect of foreign currency fluctuations, depreciation and amortization remained the same for the thirteen weeks ended November 2, 2019 and increased by $3 million for the thirty-nine weeks ended November 2, 2019, as compared with the corresponding prior-year periods. The increase in depreciation and amortization for the thirty-nine weeks ended November 2, 2019 reflects ongoing capital spending.

Division Profit

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Division profit	$184	$165	$549	$543
Division profit margin	9.5%	8.9%	9.5%	9.6%

Division profit margin increased by 60 basis points for the thirteen weeks ended November 2, 2019 and decreased by 10 basis points for the thirty-nine weeks ended November 2, 2019, as compared with the corresponding prior-year periods. Improved gross margin rates increased division profit for both the quarter and year-to-date period, however this improvement was offset in the year-to-date period from higher SG&A expenses.

Interest Income, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Interest expense	$(3)	$(3)	$(8)	$(9)
Interest income	6	5	17	14
Interest income, net	$3	$2	$9	$5

Net interest income increased by $1 million and $4 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, as compared with the corresponding prior-year periods. Interest income for both periods increased primarily as a result of cash repatriation to the U.S., where we earned a higher average interest rate.

Other Income

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Other income	$4	$—	$8	$5
$ Change	$4		$3
% Change	100.0%		60.0%

Other income includes non-operating items, including franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, changes in the fair value of our equity investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

Other income for the thirteen and thirty-nine weeks ended weeks ended November 2, 2019 primarily represents a $4 million gain associated with the acquisition of a Canadian distribution center lease and related assets.  The gain resulted from the partial exchange of a note that had been previously written down to zero.

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	($ in millions)
Provision for income taxes	$46	$16	$133	$107
Effective tax rate	27.0%	10.8%	27.1%	21.8%

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

The changes in the tax reserves were not significant for the thirteen and thirty-nine weeks ended November 2, 2019. The effective tax rate for the thirteen weeks ended November 3, 2018 included tax benefits of $2 million and $5 million, respectively, from reserve releases due to expiration of statutes of limitation on foreign income taxes and settlements of international tax examinations.

During the thirteen weeks ended November 2, 2019, the Company recognized a gain of $4 million in connection with the exchange of a note, which had been previously written down to zero, for a Canadian distribution center lease and related assets. The tax expense associated with this gain was fully offset by the release of a valuation allowance.

For the thirty-nine weeks ended November 2, 2019, the Company recognized tax expense of $2 million due to an adjustment to U.S. tax on foreign income attributable to tax reform and a tax benefit of $4 million that primarily related to the costs to terminate certain SIX:02 leases. The Company also recognized a tax benefit of $3 million due to an adjustment to a foreign tax credit valuation allowance.

During the thirteen weeks ended November 3, 2018, the Company recorded a $7 million benefit related to IRS accounting method changes and timing difference adjustments.

For the thirty-nine weeks ended November 3, 2018, the Company reduced its provisional net expense related to mandatory deemed repatriation of foreign sourced net earnings by $17 million. The Company also reduced its income tax provision by $1 million as a result of the delay in the effective date of certain tax regulations.

The Company currently expects its full-year tax rate to approximate 27.5 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions in which we operate.

Net Income

For the thirteen and thirty-nine weeks ended November 2, 2019, net income decreased by $5 million, or 3.8 percent, and $26 million, or 6.8 percent, respectively, as compared with the corresponding prior-year periods. Diluted earnings per share increased by 1.8 percent to $1.16 per share, and decreased by 1.5 percent to $3.23 per share, for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, as compared with the corresponding prior-year period.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity continues to be cash flow from operations, while the principal uses of cash are to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We also from time to time may make investments in other companies that we believe support our vision of serving youth culture. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

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

As of November 2, 2019, $902 million remained available under the Company’s current 3-year share repurchase program.

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

Operating Activities

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018
	($ in millions)
Net cash provided by operating activities	$397	$422
$ Change	$(25)

The amount provided by operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include depreciation and amortization, and share-based compensation expense.

The decrease in cash provided by operating activities, compared with the same period last year, reflected a decrease in net income. Also, during the thirty-nine weeks ended November 2, 2019, we contributed $55 million to our U.S. qualified pension plan primarily representing the funds available in the qualified settlement fund established in connection with our pension litigation matter, which compares with $128 million contributed during the corresponding prior-year period. During the thirty-nine weeks ended November 3, 2018, the Company paid class counsel $97 million in connection with the pension litigation matter.

Investing Activities

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018
	($ in millions)
Net cash used in investing activities	$174	$157
$ Change	$17

For the thirty-nine weeks ended November 2, 2019, capital expenditures decreased by $27 million as compared with the corresponding prior-year period. This represented a decrease in spending on store and technology projects. The Company’s full-year capital spending is expected to be approximately $220 million, which is approximately $50 million lower than the target that was established at the beginning of the year and reflects changes in the timing of certain projects. The revised forecast includes $140 million related to the remodeling or relocation of approximately 165 existing stores and the opening of approximately 70 new stores, as well as $80 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

Additionally, investing activities included $48 million in minority investments for the thirty-nine weeks ended November 2, 2019 as compared to $6 million for the corresponding prior-year period. Investing outflows for the thirty-nine weeks ended November 3, 2018 were partially offset by the receipt of insurance proceeds of $2 million for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	Thirty-nine weeks ended
	November 2,	November 3,
	2019	2018
	($ in millions)
Net cash used in financing activities	$419	$428
$ Change	$(9)

During the thirty-nine weeks ended weeks ended November 2, 2019, we repurchased 7,493,100 shares of our common stock for $300 million, as compared with 6,688,705 shares repurchased for $313 million in the corresponding prior-year period. The Company also declared and paid dividends of $125 million and $120 million during the first three quarters of 2019 and 2018, respectively. This represented quarterly rates of $0.38 and $0.345 per share for 2019 and 2018, respectively. Also, during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, we paid $2 million and $1 million, respectively, to satisfy tax withholding obligations related to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with employee stock programs of $8 million and $6 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Other than the adoption of ASU 2016-02, Leases (Topic 842), on February 3, 2019 as discussed in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements, there were no significant changes to our critical accounting policies during the period ended November 2, 2019.

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

We are currently migrating our point-of-sale software to a new platform. Approximately 2,900 stores have been converted to the new software platform as of November 2, 2019, and we currently expect to be substantially completed during the fourth quarter, except for our stores operating in Germany.

The implementation is expected to be completed during the first half of 2020. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

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

During the quarter ended November 2, 2019, there were no changes in the Company’s internal control over financial reporting, other than the implementation of new point-of-sale software and lease accounting system noted above, (as defined in Rules 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock that the Company repurchased during the thirteen weeks ended November 2, 2019:

				Approximate
			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
August 4 to August 31, 2019	1,322,473	$37.39	1,322,473	$1,030,588,306
September 1 to October 5, 2019	2,838,031	39.15	2,837,906	919,491,471
October 6 to November 2, 2019	400,621	43.73	400,621	901,971,554
	4,561,125	$39.04	4,561,000

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2019, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2022.

Item 6. Exhibits

Exhibit No.	Description
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted, in Inline XBRL (included in Exhibit 101)

*    Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2019	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer