Form 10-K
period 2020-02-01
FOOT LOCKER, INC.
filed 2020-03-27
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-10299

(Exact name of registrant as specified in its charter)

New York	13-3513936
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
330 West 34th Street, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 720-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	FL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ⌧   No   ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ◻   No   ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 23, 2020:	104,191,210

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 2, 2019 was approximately:

$3,051,665,857*

*    For purposes of this calculation only (a) all directors plus six executive officers and owners of five percent or more of the registrant are deemed to be affiliates of the registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2020: Parts III and IV.

FOOT LOCKER, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, tax rates, business opportunities and expansion, strategic acquisitions or investments, expenses, dividends, share repurchases, and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., and the effect of the outbreak of a novel strain of the coronavirus (COVID-19) on our financial results. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the developing situation, and uncertainty caused, related to the COVID-19 pandemic. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer. Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, Runners Point, and Sidestep. As of February 1, 2020, we operated 3,129 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners (including footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu (and related e-commerce sites in the various European countries that we operate) footlocker.com.au, runnerspoint.com, sidestep-shoes.com, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Foot Locker, Inc. has its corporate headquarters in New York. The service marks, trade names, and trademarks appearing in this report (except for Nike, Jordan, adidas, and Puma) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	February 3,			February 1,	Relocations/	(in thousands)
	2019	Opened	Closed	2020	Remodels	Selling	Gross
Foot Locker U.S.	886	10	29	867	37	2,403	4,191
Foot Locker Europe	642	14	20	636	46	1,016	2,181
Foot Locker Canada	107	—	2	105	12	263	432
Foot Locker Pacific	94	1	4	91	7	148	240
Foot Locker Asia	5	9	—	14	—	42	76
Kids Foot Locker	428	12	9	431	11	740	1,278
Lady Foot Locker	57	—	11	46	—	66	110
Champs Sports	535	8	7	536	26	1,930	2,999
Footaction	250	3	8	245	7	777	1,317
Runners Point	107	1	27	81	2	105	185
Sidestep	80	9	12	77	—	75	137
SIX:02	30	—	30	—	—	—	—
Total	3,221	67	159	3,129	148	7,565	13,146

The following is a brief description of each of our banners:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all our consumer touchpoints, Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position – from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events and highly targeted and personalized experiences in local markets including our community-based “power” stores, which provides pinnacle retail experiences that delivers connected customer interactions through service, experience, product, and a sense of community. Foot Locker’s 1,713 stores are located in 27 countries including 867 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 105 in Canada, 636 in Europe, a combined 91 in Australia and New Zealand, and 14 in Asia. Our domestic stores have an average of 2,800 selling square feet and our international stores have an average of 1,700 selling square feet.

2019 Form 10-K Page 1

Kids Foot Locker — Kids Foot Locker offers the largest selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment with only the best assortment in stores and online. Of our 431 stores, 376 are located in the United States, Puerto Rico, and the U.S. Virgin Islands, 37 in Europe, 16 in Canada, 1 in Australia, and 1 in New Zealand. These stores have an average of 1,700 selling square feet.

Lady Foot Locker — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 46 stores that are located in the United States and Puerto Rico. These stores have an average of 1,400 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of our 536 stores, 503 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 33 in Canada. The Champs Sports stores have an average of 3,600 selling square feet.

Footaction — Footaction is a North American athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style, with a focus on authentic, premium product. Of our 245 stores, 240 are located in the United States and Puerto Rico and 5 are in Canada. The Footaction stores have an average of 3,200 selling square feet.

Runners Point — Runners Point specializes in running footwear, apparel, and equipment for both performance and lifestyle purposes. This banner offers athletically inspired premium products and personalized service. Runners Point also caters to local running communities providing technical products, training tips and access to local running and group events, while also serving their lifestyle running needs. Our 81 stores are located in Germany, Austria, and Switzerland. Runners Point stores have an average of 1,300 selling square feet.

Sidestep — Sidestep is a predominantly athletic fashion footwear banner. Our 77 stores are located in Germany, Austria, Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion forward consumer. Sidestep stores have an average of 1,000 selling square feet.

We closed the SIX:02 banner during 2019 and we will focus on providing our female customer an engaging retail experience through our other banners.

Eastbay

Eastbay is a sporting goods direct marketer operating in the United States, providing high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports. With over 100 sales professionals, Eastbay Team Sales connects directly with thousands of high school coaches and athletic directors in the Unites States in offering the best performance product and premium level of service.

Franchise Operations

We have franchised Foot Locker stores located within the Middle East, as well as franchised stores in Germany under the Runners Point banner. A total of 139 franchised stores were operating as of February 1, 2020, 9 in Germany and 130 in the Middle East, of which 52 are in Israel.

Employees

The Company and its consolidated subsidiaries had 15,589 full-time and 35,410 part-time employees as of February 1, 2020. The Company considers employee relations to be satisfactory.

Competition

The athletic footwear and apparel industry is highly competitive. We compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers.

2019 Form 10-K Page 2

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the Financial Instruments and Risk Management note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Available Information

The Company maintains a corporate website at www.footlocker-inc.com. The Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our Corporate Social Responsibility disclosure is available to investors on our investor relations tab of our corporate website under the heading “Responsibility.” The Corporate Governance section of the Company’s corporate website contains the Company’s Corporate Governance Guidelines, Committee Charters, and the Company’s Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to the Company’s Corporate Secretary at 330 West 34th Street, New York, N.Y. 10001.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Our inability to implement our long-range strategic plan may adversely affect our future results.

Our ability to successfully implement and execute our long-range strategic plan is dependent on many factors. Our strategies may require significant capital investment and management attention. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store designs, competition, product differentiation, the ability to attract and retain qualified personnel, and our ability to successfully implement technological initiatives. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet shareholder expectations, particularly with respect to sales, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

The retail athletic footwear and apparel business is highly competitive.

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our markets are selection of merchandise, customer experience, reputation, store location, advertising, and price. We cannot assure that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors, and entry of new competitors or expansion of existing competitors into our markets, could have a material adverse effect on our business, financial condition, and results of operations.

Although we sell an increasing proportion of our merchandise online, a significantly faster shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods online could have a material adverse effect on our business results. In addition, all of our significant suppliers operate retail stores and distribute products directly through the internet and others may follow. Should this continue to occur or accelerate, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

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

2019 Form 10-K Page 3

We purchased approximately 91 percent of our merchandise in 2019 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 71 percent of all merchandise purchased in 2019 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike. Individually they purchased between 43 to 77 percent of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts to us in the future. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers, or any disruption in the supply chain, could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, in which we operate, is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. A substantial portion of our highest margin sales are to young males (ages 12–25), many of whom we believe purchase athletic footwear and athletic apparel as a fashion statement and are frequent purchasers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our financial condition and results of operations for 2020 will be adversely affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 18, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily closed our stores across all of our brands in North America, EMEA, and Malaysia – that includes Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction, Champs Sports, Runners Point, and Sidestep. On March 25, 2020, we closed our stores in New Zealand. The rest of the Company’s locations in the Asia Pacific region, which include Hong Kong, Singapore, and Australia, will remain open subject to direction from local and national governments. We continue to monitor the outbreak of COVID-19 and other closures may be required to help ensure the health and safety of our associates and our customers. We are also continuing to communicate with our suppliers regarding the flow of product and potential temporary effects on our supply chain. Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic, the related financial affect cannot be reasonably estimated at this time but are expected to materially affect our business for the first quarter and full year of 2020. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions and related costs to contain  or treat it, among others.

2019 Form 10-K Page 4

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

Further, any terrorist act, natural disaster, public health issue, such as COVID-19, flu or other pandemics, or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in such locations, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions, the closure of certain mall anchor tenants, and changes in customer shopping preferences, such as online shopping. Further, some malls have closed, and others may close in the future. While we seek to obtain suitable locations off-mall there is no guarantee that we will be able to secure such locations.

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

Our future growth may depend on our ability to expand operations in international markets.

Our future growth will depend, in part, on our ability to expand our business in additional international markets. As we expand into new international markets, we may have only limited experience in operating our business in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. In addition, business practices in these new international markets may be unlike those in the other markets we serve, and we may face increased exposure to certain risks. Our future growth may be materially adversely affected if we are unsuccessful in our international expansion efforts.

We may experience fluctuations in, and cyclicality of, our comparable-store sales results.

Our comparable-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable-store sales results, including, among others, fashion trends, product innovation, promotional events, the highly competitive retail sales environment, economic conditions, timing of income tax refunds, changes in our merchandise mix, calendar shifts of holiday periods, declines in foot traffic, supply chain disruptions, and weather conditions.

Many of our products represent discretionary purchases. Accordingly, customer demand for these products could decline in an economic downturn or if our customers develop other priorities for their discretionary spending. These risks could have a material adverse effect on our business, financial condition, and results of operations.

The effects of natural disasters, terrorism, acts of war, acts of violence, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Any act of violence, including active shooter situations and terrorist activities, that are targeted at or threatened against shopping malls, our stores, offices or distribution centers, could result in restricted access to our stores and/or store closures in the short-term and, in the long-term, may cause our customers and employees to avoid visiting our stores.

Public health issues, such as COVID-19, flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or result in significantly lower traffic to or closure of our stores, or customer demand.

2019 Form 10-K Page 5

Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster.

Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products. We may be required to suspend operations in some or all of our locations and incur significant costs to remediate concerns which could have a material adverse effect on our business, financial condition, and results of operations.

Technology, Data Security, and Privacy Risks

We are subject to technology risks including failures, security breaches, and cybersecurity risks that could harm our business, damage our reputation, and increase our costs in an effort to protect against these risks.

Information technology is a critical part of our business operations. We depend on information systems to process transactions, make operational decisions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center or data leakage of confidential information, either internally or at our third-party providers. We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes.

We invest in security technology to protect the data stored by us, including our data and business processes, against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance. Additionally, we evaluate our major technology suppliers and any outsourced services through accepted security assessment measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

While we believe that our security technology and processes follow appropriate practices in the prevention of security breaches and the mitigation of cybersecurity risks, given the ever-increasing abilities of those intent on breaching cybersecurity measures and given the necessity of our reliance on the security procedures of third-party vendors, the total security effort at any point in time may not be completely effective. Any security breaches and cyber incidents could adversely affect our business. Failure of our systems, either internally or at our third-party providers, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, increase operating costs associated with remediation, and harm our business. While we carry insurance that would mitigate the losses, insurance may be insufficient to compensate us fully for potentially significant losses.

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

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers appear increasingly to have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation or breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position, and cash flows.

2019 Form 10-K Page 6

The European Union (“E.U.”) adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which became effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4 percent of worldwide revenue.

In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"), which became effective January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted and the extent of its effect on our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

GDPR, CCPA and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

Operational and Supply Chain Risks

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, England, Australia, and New Zealand. If complications arise with any facility or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We also may be affected by disruptions in the global transportation network caused by events including delays caused by the COVID-19 pandemic, port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

2019 Form 10-K Page 7

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

Investment Risks

If our long-lived tangible assets and operating lease right-of-use assets, or goodwill become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived tangible assets and operating lease right-of-use assets, and goodwill when events indicate that the carrying value of such assets may be impaired. Goodwill is reviewed for impairment if impairment indicators arise and, at a minimum, annually. Goodwill is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which are difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, including our operating lease right-of-use assets, and goodwill and could result in future impairment charges, which would adversely affect our results of operations.

We do not have the ability to exert control over our minority investments, and therefore, we are dependent on others in order to realize their potential benefits.

We currently hold $142 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

If our investees seek additional financing to fund their growth strategies, these financing transactions may result in further dilution of our ownership stakes and these transactions may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Additionally, if our investees are unable to obtain any financing, those entities could need to significantly reduce their spending in order to fund their operations or result in their insolvency. These actions likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities.

2019 Form 10-K Page 8

Regulatory, Global, Legal, and Other External Risks

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2019 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly, our earnings in other jurisdictions may be affected by the value of currencies when translated into U.S. dollars.

Except for our business in the United Kingdom (the “U.K.”), our international subsidiaries conduct most of their business in their local currency. Inventory purchases for our U.K. business are denominated in euros, which could result in foreign currency transaction gains or losses.

Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

Significant developments stemming from the U.K.’s withdrawal from the E.U. could have a material adverse effect on the Company.

In January 2020, the U.K. and E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020, which is commonly referred to as “Brexit.” Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020. During the transition period, the U.K. will remain subject to E.U. law and maintain access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members. There remains substantial uncertainty surrounding the ultimate effect of Brexit and any associated transition period.

We have significant operations in both the U.K. and the E.U., and we are highly dependent on the free flow of labor and goods in those regions. In response to Brexit, in February 2020 we engaged with a third-party logistics provider within England to mitigate supply chain risks. Uncertainty surrounding Brexit could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including data protection regulation. Compliance with any new laws and regulations may be cumbersome, difficult or costly.

The ultimate effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets, either during the transition period or more permanently. These outcomes could disrupt the markets we serve and the tax jurisdictions in which we operate and create uncertainty and challenges (particularly in the near term) with respect to trading relationships between our U.K. subsidiary and other E.U. nations. These possible effects of Brexit, among others, could adversely affect our business, results of operations, and financial condition.

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

2019 Form 10-K Page 9

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related effects on consumer spending levels. Continued uncertainty about global economic conditions, including the COVID-19 pandemic, poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products.

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

At February 1, 2020, our cash and cash equivalents totaled $907 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 1, 2020, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $664 million at February 1, 2020. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

Our financial results may be adversely affected by tax rates or exposure to additional tax liabilities.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax results by tax jurisdiction, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits.

2019 Form 10-K Page 10

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

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business. There is also increased focus, including by investors, customers, and other stakeholders on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety.

Increasing scrutiny and changing expectations from investors and our customers with respect to our Corporate Social Responsibility (“CSR”) may impose additional costs on us or expose us to new or additional risks.

Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows, and financial condition. Increasing attention to CSR matters may affect our business and some institutional investors may be discouraged from investing in us.

Companies across all industries are facing increasing scrutiny from stakeholders related to their CSR practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on CSR practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to CSR and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s CSR practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for CSR issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

In addition, the importance of CSR scoring evaluations is becoming more broadly accepted by shareholders. Certain organizations that provide corporate governance and other corporate risk information to shareholders have developed scores and ratings to evaluate companies based upon CSR metrics. Many shareholders focus on positive CSR business practices and scores when making investments and may consider a company’s score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved CSR disclosure or performance. We may face reputational damage in the event our CSR procedures or standards do not meet the standards set by various constituencies. A low score could result in a negative perception of us, or exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. In addition, the cost of compliance to receive high CSR scores may be considerable.

2019 Form 10-K Page 11

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively affect our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs, including health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in litigation, including commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, anti-corruption, and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business.

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

We may face risks associated with shareholder activism.

Publicly traded companies are subject to campaigns by shareholders advocating corporate actions related to matters such as corporate governance, operational practices, and strategic direction. We may become subject in the future to such shareholder activity and demands. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or stock price.

International intellectual property protection can be uncertain and costly.

Uncertainty in intellectual property protection can result from conducting business outside the United States, particularly in jurisdictions that do not have comparable levels of protection for our assets such as intellectual property, copyrights, and trademarks.  Continuing to operate in such foreign jurisdictions where the ability to enforce intellectual property rights is limited increases our exposure to risk.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2019 were approximately 13.15 and 7.57 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

We currently operate six distribution centers, of which two are owned and four are leased, occupying an aggregate of 3.2 million square feet. Three of these distribution centers are located in the United States, one in Canada, one in Germany, and one in the Netherlands. We also own a cross-dock and manufacturing facility, and operate a leased warehouse in the United States, both of which support our Team Edition apparel business.

2019 Form 10-K Page 12

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 27, 2020, including business experience for the last five years.

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

Richard A. Johnson, age 62, has served as Chairman of the Board since May 2016 and President and Chief Executive Officer since December 2014.

Stephen D. Jacobs, age 57, has served as Executive Vice President and Chief Executive Officer — North America since February 2016. He previously served as Executive Vice President and Chief Executive Officer Foot Locker North America from December 2014 through February 2016.

Lewis P. Kimble, age 61, has served as Executive Vice President and Chief Executive Officer — Asia Pacific since February 2019. Mr. Kimble previously served as Executive Vice President and Chief Executive Officer — International from February 2016 to February 2019 and President and Chief Executive Officer of Foot Locker Europe from February 2010 to February 2016.

Lauren B. Peters, age 58, has served as Executive Vice President and Chief Financial Officer since July 2011.

Vijay Talwar, age 48, has served as Executive Vice President and Chief Executive Officer — EMEA since February 2019. Mr. Talwar previously served as President — Digital from March 2018 to February 2019 and President — Digital/Footlocker.com/Eastbay from September 2016 to March 2018. Mr. Talwar served as President, Gifts and Special Occasions at Sears Holdings Corporation from 2014 to September 2016.

Pawan Verma, age 43, has served as Executive Vice President, Chief Information and Customer Connectivity Officer since October 2017 and as Senior Vice President and Chief Information Officer from August 2015 to September 2017. From February 2013 to July 2015, Mr. Verma served in various technology leadership roles at Target Corporation within enterprise architecture, e-commerce, mobile, and digital, with his most recent role as Vice President — Digital Technology and API Platforms.

Giovanna Cipriano, age 50, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 60, has served as Senior Vice President, General Counsel and Secretary since June 2014.

2019 Form 10-K Page 13

Todd Greener, age 49, has served as Senior Vice President — Global Supply Chain since October 2018. Mr. Greener previously served as Senior Vice President — Supply Chain at Advance Auto Parts from March 2015 to October 2018 and General Manager — Appliance Distribution Operations at General Electric Company from September 2012 to February 2015.

W. Scott Martin, age 52, has served as Senior Vice President, Chief Strategy and Development Officer since March 27, 2019. Previously he served as Senior Vice President — Strategy and Store Development from October 2017 to March 26, 2019 and as Senior Vice President — Real Estate from June 2016 to September 2017. Mr. Martin previously served as Vice President, Store Development – Asia Pacific with Gap Inc. from June 2014 to June 2016.

Elizabeth S. Norberg, age 53, has served as Senior Vice President and Chief Human Resources Officer since September 2018. Ms. Norberg previously served as Executive Vice President, Chief Human Resources Officer at Loews Hotels & Co. (a subsidiary of Loews Corporation) from August 2017 to September 2018, Executive Vice President, Chief Human Resources Officer at Red Lion Hotels Corporation from June 2016 to August 2017, and Vice President and Chief of Human Resources Operations, Health System at Northwell Health from January 2015 to June 2016.

John A. Maurer, age 60, has served as Vice President, Treasurer since September 2006. In addition to this role, he also served as the Vice President of Investor Relations from February 2011 through March 2018.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on The New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 1, 2020, we had 12,223 shareholders of record owning 104,187,310 common shares. During each of the quarters of 2019, the Company declared a dividend of $0.38 per share. The Board of Directors reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow. On February 19, 2020, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on May 1, 2020. This dividend represents a 5 percent increase over the previous quarterly per share amount.

The following table is a summary of our fourth quarter share repurchases:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
November 3 to November 30, 2019	50,301	$41.94	50,000	$899,873,959
December 1 to January 4, 2020	831,423	39.28	831,423	867,215,222
January 5 to February 1, 2020	—	—	—	867,215,222
	881,724	$39.43	881,423

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards, which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2019, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2022. Through February 1, 2020, 8 million shares of common stock were purchased under this program for an aggregate cost of $333 million.

2019 Form 10-K Page 14

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) on our common stock relative to the total returns of the S&P 400 Specialty Retailing Index and the Russell Midcap Index.

Indexed Share Price Performance

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
Foot Locker, Inc.	$100.00	$128.91	$132.00	$96.46	$112.86	$80.45
S&P 400 Specialty Retailing Index	$100.00	$84.71	$82.38	$80.29	$81.15	$82.25
Russell Midcap Index	$100.00	$92.61	$115.98	$135.74	$135.18	$157.30

We previously used the S&P 500 Specialty Retailing Index and the S&P 500 Index, however, due to the reduction in size of our market capitalization it was determined that the Russell Midcap Index and S&P 400 Specialty Retailing Index are more appropriate benchmarks as the median market capitalization is the closest to the Company’s. The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the total returns of the S&P 500 Specialty Retailing Index and S&P 500 Index. It is our intention to use the Russell Midcap Index and the S&P 400 Specialty Retailing Index for future performance graphs.

Indexed Share Price Performance

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
Foot Locker, Inc.	$100.00	$128.91	$132.00	$96.46	$112.86	$80.45
S&P 500 Specialty Retailing Index	$100.00	$108.31	$116.52	$143.45	$148.64	$182.44
S&P 500 Index	$100.00	$99.33	$120.04	$147.44	$147.35	$179.10

The above information should not be deemed  “soliciting material” or  be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2019 Form 10-K Page 15

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	2019	2018	2017 (1)	2016	2015
	(in millions, except per share amounts)
Summary of Operations
Sales	$8,005	7,939	7,782	7,766	7,412
Gross margin	2,543	2,528	2,456	2,636	2,505
Selling, general and administrative expenses	1,650	1,614	1,501	1,472	1,415
Depreciation and amortization	179	178	173	158	148
Impairment and other charges	65	37	211	6	105
Interest income / (expense), net	11	9	2	(2)	(4)
Other income, net	12	5	5	6	4
Net income	491	541	284	664	541
Per Common Share Data
Basic earnings	4.52	4.68	2.23	4.95	3.89
Diluted earnings	4.50	4.66	2.22	4.91	3.84
Common stock dividends declared per share	1.52	1.38	1.24	1.10	1.00
Weighted-average Common Shares Outstanding
Basic earnings	108.7	115.6	127.2	134.0	139.1
Diluted earnings	109.1	116.1	127.9	135.1	140.8
Financial Condition
Cash and cash equivalents	$907	891	849	1,046	1,021
Merchandise inventories	1,208	1,269	1,278	1,307	1,285
Property and equipment, net	824	836	866	765	661
Total assets	6,589	3,820	3,961	3,840	3,775
Long-term debt and obligations under capital leases	122	124	125	127	130
Total shareholders’ equity	2,473	2,506	2,519	2,710	2,553
Financial Ratios
Sales per average gross square foot (2)	$510	504	495	515	504
SG&A as a percentage of sales	20.6%	20.3	19.3	19.0	19.1
Net income margin	6.1%	6.8	3.6	8.6	7.3
Adjusted net income margin (3)	6.7%	6.9	6.6	8.4	8.2
Earnings before interest and taxes (EBIT) (3)	$661	704	576	1,006	841
EBIT margin (3)	8.3%	8.9	7.4	13.0	11.3
Adjusted EBIT (3)	$722	741	762	1,012	946
Adjusted EBIT margin (3)	9.0%	9.3	9.9	13.0	12.8
Return on assets (ROA)	9.4%	13.9	7.3	17.4	14.7
Return on invested capital (ROIC) (3)	12.5%	12.0	11.0	15.1	15.8
Net debt capitalization percent (3), (4)	49.4%	51.7	54.4	48.5	47.4
Current ratio	2.0	3.3	4.1	4.3	3.7
Other Data
Capital expenditures	$187	187	274	266	228
Number of stores at year end	3,129	3,221	3,310	3,363	3,383
Total selling square footage at year end (in millions)	7.57	7.63	7.71	7.63	7.58
Total gross square footage at year end (in millions)	13.15	13.24	13.30	13.12	12.92

(1)	2017 represented the 53 weeks ended February 3, 2018.
(2)	Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2017 amount has been calculated excluding the sales of the 53rd week.
(3)	These represent non-GAAP measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)	Represents total debt and obligations under leases, net of cash, and cash equivalents. For 2015 to 2018, this calculation includes the present value of operating leases prior to the adoption of the new lease accounting standard and therefore is considered a non-GAAP measure.

2019 Form 10-K Page 16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2019 and 2018 detail and year-over-year comparisons between 2019 and 2018. For a comparison of our results for 2018 to our results of 2017 and other financial information related to 2017, refer to our Annual Report on Form 10-K for the year ended February 2, 2019 filed with the SEC on April 2, 2019.

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, Runners Point, and Sidestep. As of February 1, 2020, we operated 3,129 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners (including footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu (and related e-commerce sites in the various European countries that we operate) footlocker.com.au, runnerspoint.com, sidestep-shoes.com, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Segment Reporting

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. During 2018, we expanded into Asia and launched our digital channels across Singapore, Hong Kong, and Malaysia. During the first quarter of 2019, we changed our organizational and internal reporting structure to support an accelerated growth strategy for the region. We opened an Asian headquarters in Singapore and realigned our organization into three distinct geographic regions: North America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific.

Accordingly, in the first quarter of 2019, we re-evaluated our operating segments. We determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as the related e-commerce businesses operating in Australia and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Recent Events and Trends

COVID-19 is having a significant effect on overall economic conditions in the various geographic areas in which we have operations. Our top priority is to protect our associates and their families, our customers, and our operations. We are taking all precautionary measures as directed by health authorities and local and national governments. On March 18, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily closed our stores across all of our brands in North America, EMEA, and Malaysia. On March 25, 2020, we temporarily closed our stores in New Zealand. The rest of our locations in the Asia Pacific region, which include Hong Kong, Singapore, and Australia, will remain open subject to direction from local and national governments. We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our associates and our customers. COVID-19 has and may continue to have an effect on ports and trade, as well as global travel. We have set up a special management committee and the committee is taking the necessary precautionary measures to protect the health and safety of our associates as well as following the guidance provided by local health authorities. Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic, the related financial affect cannot be reasonably estimated at this time but are expected to materially affect our business for the first quarter and full year of 2020.

2019 Form 10-K Page 17

Reconciliation of Non-GAAP Measures

In addition to reporting our financial results in accordance with generally accepted accounting principles (“GAAP”), we report certain financial results that differ from what is reported under GAAP. In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as sales excluding 53rd week, Earnings Before Interest and Taxes (“EBIT”), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, Return on Invested Capital (“ROIC”), free cash flow, and net debt capitalization. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of our core business or which affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives.

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

Reconciliation:

	2019	2018	2017
	($ in millions)
Sales	$8,005	$7,939	$7,782
53rd week	—	—	95
Sales excluding 53rd week (non-GAAP)	$8,005	$7,939	$7,687

Pre-tax income:
Income before income taxes	$672	$713	$578
Pre-tax adjustments excluded from GAAP:
Impairment and other charges (1)	65	37	211
Other income, net (2)	(4)	—	—
53rd week	—	—	(25)
Adjusted income before income taxes (non-GAAP)	$733	$750	$764

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$672	$713	$578
Interest income, net	11	9	2
EBIT	$661	$704	$576

Adjusted income before income taxes	$733	$750	$764
Interest income, net	11	9	2
Adjusted EBIT (non-GAAP)	$722	$741	$762

EBIT margin %	8.3%	8.9%	7.4%
Adjusted EBIT margin %	9.0%	9.3%	9.9%

2019 Form 10-K Page 18

2019 Form 10-K Page 19

	2019	2018	2017
After-tax income:
Net income	$491	$541	$284
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $16, $6, and $78 million, respectively (1)	49	31	133
Other income, net (2)	(4)	—	—
U.S. tax reform (3)	2	(28)	99
Tax expense (benefit) related to tax law rate changes (4)	(2)	4	2
Tax benefit related to enacted change in foreign branch currency regulations (5)	—	(1)	—
Income tax valuation allowances (6)	2	—	8
53rd week, net of income tax expense of $9 million	—	—	(16)
Adjusted net income (non-GAAP)	$538	$547	$510

Earnings per share:
Diluted EPS	$4.50	$4.66	$2.22
Diluted EPS amounts excluded from GAAP:
Impairment and other charges (1)	0.44	0.27	1.02
Other income, net (2)	(0.04)	—	—
U.S. tax reform (3)	0.02	(0.25)	0.78
Tax expense (benefit) related to tax law rate changes (4)	(0.02)	0.04	0.02
Tax benefit related to enacted change in foreign branch currency regulations (5)	—	(0.01)	—
Income tax valuation allowances (6)	0.03	—	0.07
53rd week	—	—	(0.12)
Adjusted diluted EPS (non-GAAP)	$4.93	$4.71	$3.99

Net income margin %	6.1%	6.8%	3.6%
Adjusted net income margin %	6.7%	6.9%	6.6%

Notes on Non-GAAP Adjustments:

(1)	Impairment and other charges for 2019 includes impairment charges related to certain of our Footaction stores, certain underperforming stores, a vacant store that was previously subleased, the closure of our SIX:02 stores ($50 million, or $38 million after-tax), the impairment related to two of our minority investments ($11 million, or $8 million after-tax), and pension-related charges ($4 million, or $3 million after-tax). The 2018 amount represented pension-related litigation charges ($18 million, or $13 million after-tax) and impairment charges associated with our SIX:02, Runners Point, and Sidestep businesses ($19 million, or $18 million after-tax). The 2017 amount represented pension-related litigation charges ($178 million, or $111 million after-tax), impairment charges associated with our SIX:02, Runners Point, and Sidestep businesses ($20 million, or $14 million after-tax), and costs associated with the reorganization and the reduction of division and corporate staff ($13 million, or $8 million after-tax).
(2)	Other income, net represented a gain recorded in connection with acquisition of a Canadian distribution center lease and related assets. The tax expense related to this transaction was largely offset by the release of a valuation allowance.
(3)	On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. During the fourth quarter of 2017, we recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. During 2018, we reduced the provisional amounts by $28 million. This adjustment represented a $21 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments. In 2019, we recorded a charge for $2 million, which reflected an adjustment to U.S. tax on foreign income. We exclude the discrete U.S. tax reform effect from our Adjusted diluted EPS as it does not reflect our ongoing tax obligations under U.S. tax reform.
(4)	We recognized a tax benefit of $2 million and a tax expense of $4 million during the fourth quarters of 2019 and 2018, respectively, in connection with tax law changes in the Netherlands. During 2017 we recorded a charge of $2 million in connection with tax rate reductions in France to write down the value of deferred tax assets.
(5)	During the second quarter of 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987 The effective date was further delayed by a notice issued in the fourth quarter of 2019. These regulations changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, we updated our calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million in 2018. The 2019 tax effects were not significant.
(6)	Valuation allowances were established against deferred tax assets associated with certain foreign tax losses.

2019 Form 10-K Page 20

Return on Invested Capital

ROIC is presented below and represents a non-GAAP measure. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also presented below. ROA is calculated as net income in the fiscal year divided by the two-year average of total assets. ROA decreased to 9.4 percent as compared with 13.9 percent in the prior year. This decrease primarily reflected the adoption of the new lease standard, which resulted in the recognition of right-of-use assets in the current year. Excluding the effect of the addition of right-of-use assets, ROA would have declined by 80 basis points.

Prior to the adoption of the new lease standard, we adjusted our results to reflect our operating leases as if they qualified for capital lease treatment or as if the property were purchased. This prior year presentation does not reflect the requirements of the new lease standard. With the adoption of this standard, leases are now recorded on the Consolidated Balance Sheet, and therefore, certain adjustments are no longer required. Our ROIC increased to 12.5 percent in 2019, as compared to 12.0 percent as calculated in the prior year. The overall increase in ROIC reflected a decrease in average invested capital compared with the prior year and a higher adjusted return after taxes.

	2019	2018	2017
ROA (1)	9.4%	13.9%	7.3%
ROIC %	12.5%	12.0%	11.0%

(1)	Represents net income of $491 million, $541 million, and $284 million divided by average total assets of $5,205 million, $3,891 million, and $3,901 million for 2019, 2018, and 2017, respectively.

Calculation of ROIC:

	2019	2018	2017
	($ in millions)
Adjusted EBIT	$722	$741	$762
+ Rent expense (1)	—	750	735
- Estimated depreciation on capitalized operating leases (1)	—	(603)	(593)
+ Interest component of straight-line rent expense (2)	173	—	—
Adjusted net operating profit	895	888	904
- Adjusted income tax expense (3)	(236)	(241)	(304)
= Adjusted return after taxes	$659	$647	$600
Average total assets (4)	$3,755	$3,891	$3,901
- Average cash and cash equivalents	(899)	(870)	(948)
- Average non-interest bearing current liabilities	(720)	(690)	(614)
- Average merchandise inventories	(1,239)	(1,274)	(1,293)
+ Average estimated asset base of capitalized operating leases (1)	—	2,989	2,978
+ Average right-of-use assets (5)	3,024	—	—
+ 13‑month average merchandise inventories	1,361	1,337	1,413
= Average invested capital	$5,282	$5,383	$5,437
ROIC %	12.5%	12.0%	11.0%

(1)	For 2018 and 2017, the determination of the capitalized operating leases and the adjustments to income were calculated on a lease-by-lease basis and represented the best estimate of the asset base that would be recorded for operating leases as if they had been classified as capital or as if the property were purchased. No such adjustments are required for 2019 since leases are accounted for on the Consolidated Balance Sheet after the adoption of the new leasing standard.
(2)	Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense. Operating lease interest is added back to adjusted net operating profit in the ROIC calculation to control for differences in capital structure between us and our competitors.
(3)	The adjusted income tax expense represents the marginal tax rate applied to adjusted net operating profit for each of the periods presented.
(4)	For 2019, the amount represents the average total assets for 2019 and 2018, excluding the 2019 right-of-use assets of $2,899 million for comparability to prior periods.
(5)	For 2019, the amount represents the average of the right-of-use assets as of February 1, 2020 and February 3, 2019 (the date of the adoption of the new lease standard) of $2,899 million and $3,148 million, respectively.

2019 Form 10-K Page 21

Overview of Consolidated Results

	2019	2018	2017
	(in millions, except per share data)
Sales	$8,005	$7,939	$7,782
Sales per average square foot	510	504	495
Gross margin	2,543	2,528	2,456
Selling, general and administrative expenses	1,650	1,614	1,501
Depreciation and amortization	179	178	173

Operating Results
Division profit	$738	789	810
Less: Other charges	15	18	191
Less: Corporate expense	74	72	48
Income from operations	649	699	571
Interest income, net	11	9	2
Other income, net	12	5	5
Income before income taxes	$672	713	578

Net income	$491	$541	$284
Diluted earnings per share	$4.50	$4.66	$2.22

Highlights of our 2019 financial performance include:

●	Sales and comparable-store sales, as noted in the table below, both increased and benefitted from improved assortments compared with the prior year and the continued alignment of our e-commerce and stores businesses. Our customers are able to shop and buy seamlessly between our channels. We worked closely with our strategic vendor partners to deliver exciting and exclusive product offerings and improved our local product assortments.

	2019	2018	2017
Sales increase	0.8%	2.0%	0.2%
Comparable-store sales increase / (decrease)	2.2%	2.7%	(3.1)%

●	Footwear sales represented 83 percent of total sales for all periods presented.
●	Our stores and direct-to-customer sales channels experienced overall comparable-sales gains of 1.6 percent and 5.6 percent, respectively. Our direct-to-customers sales channel increased to 16.1 percent of total sales or an increase of 70 basis points as compared with last year.
●	Sales per square foot increased by 1.2 percent to $510 reflecting the productivity of the fleet that resulted from rationalization, such as store closures and changes in store layouts.
●	Sales of our direct-to-customers channel increased by 4.9 percent to $1,285 million, as compared with $1,225 million in 2018. The direct business has been steadily increasing as a percentage of total sales over the last several years. This growth reflects the continued positive customer satisfaction with our various e-commerce enhancements, such as the acceptance of new payment types and improved product availability.
●	Gross margin, as a percentage of sales, remained consistent with 2018 at 31.8 percent. This was driven by a decrease in our merchandise margin rate, offset by a lower occupancy and buyers’ compensation rate as compared with the prior year.
●	SG&A expenses were 20.6 percent of sales, an increase of 30 basis points as compared with the prior year. The overall increase reflected an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects, partially offset by lower incentive compensation expense.
●	Net income was $491 million, or $4.50 diluted earnings per share, which represented a decrease from the prior-year period. This decrease reflected higher SG&A and impairment charges as compared to the prior year. Adjusted net income was $538 million, or $4.93 diluted earnings per share, an increase of 4.7 percent from the corresponding prior-year period non-GAAP amount.
●	Net income margin decreased to 6.1 percent as compared with 6.8 percent in the prior year. Our adjusted net income margin decreased to 6.7 percent in 2019 as compared to 6.9 percent in the prior year.

2019 Form 10-K Page 22

Highlights of our financial position for the period ended February 1, 2020 include:

●	We ended the year in a strong financial position. At year end, we had $785 million of cash and cash equivalents, net of debt. Cash and cash equivalents at February 1, 2020 were $907 million.
●	Net cash provided by operating activities was $696 million as compared with $781 million last year. While this a decline, it still represents a demonstrated ability to generate significant cash.
●	Cash capital expenditures during 2019 totaled $187 million and were primarily directed to the remodeling or relocation of 148 stores, the build-out of 67 new stores, as well as other technology and infrastructure projects.
●	We made minority investments of $50 million during 2019. These investments are part of our broader strategic initiatives aimed at strengthening and diversifying our role within the sneaker community. Additionally, we expect that these strategic investments allow us to better adapt to the dynamically evolving consumer and retail landscape by strengthening our capabilities, providing diversification, and gaining greater insights into youth culture. Due to the early stage of these investments, it is expected that some will not be successful. In the fourth quarter, we recorded charges totaling $11 million to reflect insolvency for one of our investments and reduced valuation for another investment, both investments were made during 2018.
●	During 2019, we returned significant amounts of cash to our shareholders. Dividends totaling $164 million were declared and paid during 2019, and 8.4 million shares were repurchased under our share repurchase program at a cost of $335 million. In February 2020, our Board of Directors approved a dividend increase of 5 percent. These initiatives demonstrate our commitment to delivering meaningful returns to our shareholders.

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

The information shown below represents certain sales metrics by sales channel:

	2019	2018	2017
Stores	($ in millions)
Sales	$6,720	$6,714	$6,673
$ Change	$6	$41	(71)
% Change	0.1%	0.6%	(1.1)%
% of total sales	83.9%	84.6%	85.7%
Comparable sales increase (decrease)	1.6%	1.1%	(4.7)%

Direct-to-customers
Sales	$1,285	$1,225	$1,109
$ Change	$60	$116	87
% Change	4.9%	10.5%	8.5%
% of total sales	16.1%	15.4%	14.3%
Comparable sales increase	5.6%	12.3%	6.9%

The following discussion describes the changes in sales by banner on an omni-channel basis, meaning that each banner’s results are inclusive of its store and e-commerce activity, unless noted otherwise.

In 2019, sales increased by 0.8 percent to $8,005 million from sales of $7,939 million in 2018. Excluding the effect of foreign currency fluctuations, sales decreased by 2.0 percent as compared with 2018.

Comparable-store sales increased by 2.2 percent during 2019, as compared with the corresponding prior-year period. Both of our sales channels generated positive results as compared with the prior year. The overall comparable sales growth was led by our direct-to-customers channel, which increased by 5.6 percent as compared with the prior year. Each of our operating segments generated improved comparable sales, with North America and EMEA increasing by approximately 2 percent, while our smallest operating segment, Asia Pacific, generated comparable sales growth of low double digits.

2019 Form 10-K Page 23

In North America, Foot Locker Canada led the results, with a comparable-sales increase in the high-single digits, followed by Champs Sports and Foot Locker U.S. which generated mid-single digit and low-single digit increases, respectively. These increases were partially offset by declines in sales of our Eastbay and Footaction banners, as well as a modest decline in Kids Foot Locker. The decline in Eastbay’s sales was primarily due to softer demand for performance-related products. Footaction’s sales were negatively affected by the lack of product availability of certain key men’s footwear styles.  Due to the continued underperformance of Footaction, management conducted an impairment evaluation, see additional discussion under the caption, Division Profit. North America’s sales were also negatively affected by the closure of the SIX:02 banner, as all stores were closed by the end of the third quarter. Kids Foot Locker’s sales were negatively affected by the decline of certain apparel styles. Our EMEA operating segment sales increased low single-digits primarily related to the growth in our e-commerce business for Foot Locker Europe and Sidestep. Asia Pacific generated a low double-digit increase, with e-commerce in Australia continuing to grow as customers enjoy our new payment methods and improved product offerings.

From a product perspective, footwear sales increased 4 percent on a comparable sales basis, with increases across all wearer segments and was led by sales of women’s and children’s footwear. During the year, we closed our SIX:02 banner to focus on our women’s business through our other banners and the increase in sales of women’s footwear demonstrates the success of our elevated women’s presentation in all our banners. The men’s footwear business experienced growth from sales of classic basketball styles and a modest increase in running styles. Apparel sales decreased across all wearer segments. Within men’s, our branded apparel sales, which represented the largest portion of our apparel sales, improved and was offset by declines in sales of private-label and licensed apparel. The declines represented a concerted effort to focus our assortment on more premium offerings.

Gross Margin

	2019	2018	2017
Gross margin rate	31.8%	31.8%	31.6%
Basis point increase in the gross margin rate	—	20	(230)
Components of the change-
Merchandise margin rate improvement / (decline)	(30)	30	(160)
Lower / (higher) occupancy and buyers’ compensation expense rate	30	(10)	(70)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.

Overall, the gross margin rate remained consistent with the prior year at 31.8 percent. Within this, the merchandise margin rate declined reflecting, in part, higher freight costs due to a higher penetration of sales from our direct-to-customer channel as well as lower gross margin related to our apparel business due to a more promotional marketplace. The change in the gross margin rate also reflected an improvement in the occupancy and buyers’ compensation rate of 30 basis points due to increased sales and continued focus on rent reductions.

Selling, General and Administrative Expenses (SG&A)

	2019	2018	2017
	($ in millions)
SG&A	$1,650	$1,614	$1,501
$ Change	$36	$113	29
% Change	2.2%	7.5%	2.0
SG&A as a percentage of sales	20.6%	20.3%	19.3%

SG&A increased by $36 million or 2.2 percent in 2019, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 30 basis points as compared with 2018. The overall increase represented an increase in costs incurred in connection with our ongoing investment in various technology and infrastructure projects, partially offset by lower incentive compensation expense of $18 million. Excluding the effect of foreign currency fluctuations, SG&A increased by $57 million and 3.5 percent as compared with the prior year.

2019 Form 10-K Page 24

Depreciation and Amortization

	2019	2018	2017
	($ in millions)
Depreciation and amortization	$179	$178	$173
$ Change	$1	$5	15
% Change	0.6%	2.9%	9.5%

Depreciation and amortization increased by $1 million in 2019 as compared with 2018. The effect of foreign currency fluctuations on depreciation and amortization for the current year was not significant.

Division Profit

Division profit was $738 million or 9.2 percent, as a percentage of sales. This compares with $789 million, or 9.9 percent, for last year. Division profit for 2019 included non-cash impairment charges of $37 million related to the write-down of store fixtures, leasehold, and right-of-use assets related to Footaction, certain other underperforming stores, and a vacant store that had been previously subleased. Also during the current year, we recorded $13 million of lease termination costs related to the closure our SIX:02 stores. In 2018, impairment charges were $19 million and related to SIX:02, Runners Point, and Sidestep. Excluding the effect of the impairment charges and lease termination costs from both years, our division profit decreased by 40 basis points. Both sales channels generated improved results, however gross margin declined in our direct-to-customers channel due to higher freight costs. Operating expenses grew at a faster rate than sales thereby reducing division profit.

Other Charges

During 2019 we recorded charges totaling $15 million. During the fourth quarter we recorded non-cash charges of $11 million related to the write-down of two minority investments. Additionally, we incurred $4 million related to the pension matter. See Note 3, Impairment and Other Charges for additional information.

Corporate Expense

	2019	2018	2017
	($ in millions)
Corporate expense	$74	$72	$48
$ Change	$2	$24	(22)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $19 million, $18 million, and $16 million in 2019, 2018, and 2017, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $32 million in 2019, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $34 million as compared with 2018. This increase was primarily due to technology spending related to our various technology initiatives.  Additionally, we incurred additional professional fees partially offset by lower incentive compensation expense.

Interest Income, net

	2019	2018	2017
	($ in millions)
Interest expense	$(10)	$(11)	$(12)
Interest income	21	20	14
Interest income, net	$11	$9	$2
Weighted-average interest rate (excluding fees)	6.9%	7.0%	7.3%

The changes during 2019 primarily relate to the amounts earned as interest income. Interest income increased by $2 million in 2019 as compared with 2018. The increase represented increased income due to higher average interest rates on our cash investments. We did not have any short-term borrowings, other than small amounts related to capital leases, for any of the periods presented.

2019 Form 10-K Page 25

Other Income, net

	2019	2018	2017
	($ in millions)
Other income, net	$12	$5	$5
$ Change	$7	$—	$(1)
% Change	140.0%	—%	(16.7)%

Other income, net includes non-operating items, including franchise royalty income, changes in fair value, premiums paid, realized gains and losses associated with foreign currency option contracts, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investment, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

Other income, net for the year ended February 1, 2020 primarily represented $8 million of royalty income; a $4 million gain associated with the acquisition of a Canadian distribution center lease and related assets from the partial exchange of a note that had been previously written down to zero; a $2 million gain related to the sale of a building; and a $1 million gain on our available-for-sale security; partially offset by a $2 million of net benefit expense relating to our pension and post retirement programs; and a $1 million loss related to our equity method investment.

Income Taxes

Our effective tax rate for 2019 was 27.0 percent, as compared with 24.1 percent in 2018. The increase was primarily due to discrete events, including the effects of the U.S. tax reform, which was enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (the “Tax Act”).

In connection with the finalization of our accounting for the Tax Act, in 2019 we recorded a charge for $2 million representing an adjustment to U.S. tax on foreign income and in 2018 we recorded a $28 million benefit. See also Note 17, Income Taxes, under “Item 8. Consolidated Financial Statements and Supplementary Data” for more information.

During the fourth quarters of 2019 and 2018, we recorded a tax benefit of $2 million and a tax expense of $4 million, respectively, in connection with tax law changes in the Netherlands.

In 2019, we established a valuation allowance of $2 million to offset the deferred tax benefit of certain foreign tax losses.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The changes in the tax reserves were not significant in 2019. The effective tax rate for 2018 includes reserve releases totaling $5 million due to audit settlements and lapses of statutes of limitations.

Excluding the above-mentioned discrete items, the effective tax rate for 2019 increased slightly as compared with 2018, due to mix of income earned in various jurisdictions.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements. On March 19, 2020, in order to increase our cash position and help preserve our financial flexibility, we have drawn $330 million of our credit facility. This is a precautionary measure in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

2019 Form 10-K Page 26

The Company may also from time to time repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of February 1, 2020, approximately $867 million remained available under our current $1.2 billion share repurchase program.

On February 19, 2020, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on May 2, 2020, representing a 5 percent increase over the previous quarterly per share amount.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, uncertainties caused by COVID-19, as well as other factors listed under the heading “Disclosure Regarding Forward-Looking Statements,” could affect our ability to continue to fund our liquidity needs from business operations.

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased approximately 91 percent and 90 percent of our merchandise from our top five suppliers in 2019 and 2018, respectively, and expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 71 percent and 66 percent was purchased from one supplier, Nike, Inc., in 2019 and 2018, respectively.

Planned capital expenditures in 2020 are $271 million, with additional lease acquisition costs related to our operations in Europe of $4 million. However, due to the current events related to COVID-19, we are currently reevaluating our total capital spending plans. Included in the planned amount is $148 million dedicated to elevating our customers’ in-store experience through continued relocation and remodels in major cities and key markets. It includes the remodeling or expansion of approximately 125 existing stores, as well as the planned opening of approximately 65 new stores, including the continued expansion of our community-based “power” store format, which provides a pinnacle retail experience that delivers connected customer interactions through service, experience, product, and a sense of community. Capital spending for our expansion in Asia is also included. The capital plan for 2020 also includes $123 million for digital and other investments, including additional enhancements to our mobile and web platforms, expanding data analytics capabilities, and supply chain initiatives. We have the ability to revise and reschedule much of the anticipated capital expenditure program should our financial position require it.

Operating Activities

	2019	2018	2017
	($ in millions)
Net cash provided by operating activities	$696	$781	$813
$ Change	$(85)	$(32)	$(31)

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash impairment charges, non-cash gains, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decline in cash provided by operating activities in 2019 compared with the prior year reflected a decrease to net income and lower inflows associated with changes in working capital. During 2019, we contributed $55 million to our U.S. qualified pension plan, as compared with $128 million in 2018. The amounts and timing of pension contributions are dependent on several factors, including asset performance.

Cash paid for income taxes was $201 million, $184 million, and $237 million for 2019, 2018, and 2017, respectively.

2019 Form 10-K Page 27

Investing Activities

	2019	2018	2017
	($ in millions)
Net cash used in investing activities	$235	$274	$289
$ Change	$(39)	$(15)	$23

Capital expenditures in 2019 of $187 million was consistent with the prior year. During 2019, we completed the remodeling or relocation of 148 existing stores and opened 67 new stores.

Investing activities for 2019 included $50 million related to various minority investments as compared with $89 million in 2018. Also included in 2019 is $2 million related to the sale of a building. Investing activities for 2018 included $2 million received in insurance proceeds for fixed assets from an insurance claim relating to Hurricane Maria.

Financing Activities

	2019	2018	2017
	($ in millions)
Net cash used in financing activities	$493	$527	$616
$ Change	$(34)	$(89)	$60

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

	2019	2018	2017
	($ in millions)
Share repurchases	$335	$375	$467
Dividends paid on common stock	164	158	157
Total returned to shareholders	$499	$533	$624

During 2019, we repurchased 8,374,523 shares of our common stock under our share repurchase programs. Additionally, we declared and paid dividends representing a quarterly rate of $0.38 per share in 2019. During 2019, we paid $2 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $8 million for 2019.

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

	2019	2018	2017
	($ in millions)
Net cash provided by operating activities	$696	$781	$813
Capital expenditures	(187)	(187)	(274)
Free cash flow	$509	$594	$539

2019 Form 10-K Page 28

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

Credit Rating

As of March 27, 2020, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

Debt Capitalization and Equity (non-GAAP Measure)

Historically for purposes of calculating debt to total capitalization, we included the present value of operating lease commitments in total net debt and therefore it was considered a non-GAAP financial measure. Operating leases are the primary financing vehicle used to fund store expansion and, therefore, we believed that the inclusion of the present value of operating leases in total debt was useful to our investors, credit constituencies, and rating agencies. In 2019, we adopted the new lease accounting standard which requires leases to be recorded on the balance sheet.

	2019	2018
	($ in millions)
Long-term debt	$122	$124
Operating lease liability	3,196	—
Present value of operating leases (1)	—	3,447
Total debt including the present value of operating leases	3,318	3,571
Less:
Cash and cash equivalents	907	891
Total net debt including the present value of operating leases	2,411	2,680
Shareholders’ equity	2,473	2,506
Total capitalization	$4,884	$5,186
Total net debt capitalization percent	—%	—%
Total net debt capitalization percent including the present value of operating leases	49.4%	51.7%

(1)	The determination of the capitalized operating leases prior to the adoption of the new lease accounting standard was calculated on a lease-by-lease basis and represented the best estimate of the lease liability using various discount rates ranging from 1.7 percent to 14.5 percent.

Including the present value of operating leases, net debt capitalization percent decreased by 230 basis points in 2019, primarily reflecting shorter average lease terms, additional stores that are operating on a month-to-month basis, additional stores paying variable rents, and foreign exchange fluctuations.

2019 Form 10-K Page 29

Contractual Obligations and Commitments

The following tables represent the scheduled maturities of our contractual cash obligations and other commercial commitments at February 1, 2020:

		Payments Due by Fiscal Period
Contractual Cash					2025 and
Obligations	Total	2020	2021-2022	2023-2024	Beyond
	($ in millions)
Long-term debt (1)	$140	$11	$129	$—	$—
Operating leases (2)	3,889	673	1,185	902	1,129
Other long-term liabilities (3)	10	7	—	3	—
Total contractual cash obligations	$4,039	$691	$1,314	$905	$1,129

(1)	The amounts presented above represent the contractual maturities of our long-term debt, including interest; however, it excludes the unamortized gain of the interest rate swap of $6 million. Additional information is included in the Long-Term Debt note under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(2)	The amounts presented represent the future minimum lease payments under non-cancellable operating leases. Amounts do not include $35 million of minimum future payments for leases which have not yet commenced. In addition to minimum rent, certain of our leases require the payment of additional costs for insurance, maintenance, percentage rent, and other costs. These additional amounts are excluded from the table of contractual commitments as the amounts are variable and the timing and/or amounts of such payments are unknown.
(3)	Other liabilities in the Consolidated Balance Sheet at February 1, 2020 primarily comprise income taxes, workers’ compensation and general liability reserves, and various other accruals. Other than these liabilities, other amounts (including our unrecognized tax benefits of $45 million) have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. Remaining amounts for which the timing is known have not been included as they are minimal and not useful to the presentation.

		Payments Due by Fiscal Period
Other Commercial					2025 and
Commitments	Total	2020	2021-2022	2023-2024	Beyond
	($ in millions)
Purchase commitments (1)	$2,598	$2,598	$—	$—	$—
Other (2)	369	143	205	21	—
Total other commercial commitments	$2,967	$2,741	$205	$21	$—

(1)	Represents open purchase orders, as well as other commitments for merchandise purchases, at February 1, 2020. We are obligated under the terms of purchase orders; however, we are generally able to renegotiate the timing and quantity of these orders with certain suppliers in response to shifts in consumer preferences or other factors.
(2)	Represents payments required by non-merchandise purchase agreements.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

Our responsibility for integrity and objectivity in the preparation and presentation of the financial statements requires application of appropriate accounting policies. Generally, our accounting policies and methods are those specifically required by U.S. GAAP. Included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data” is a summary of the most significant accounting policies. In some cases, we are required to calculate amounts based on estimates for matters that are inherently uncertain. We believe the following to be the most critical of those accounting policies that necessitate subjective judgments.

2019 Form 10-K Page 30

Merchandise Inventories and Cost of Sales

Merchandise inventories for our stores are valued at the lower of cost or market using the retail inventory method (“RIM”). The RIM is used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the RIM, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis.

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

Leases

We determine if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. Our lease term includes options to extend or terminate a lease only when it is reasonably certain that we will exercise that option.

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our incremental borrowing rate is calculated as the weighted average risk-free (sovereign) rate plus a spread to reflect our current unsecured credit rating plus the fees to borrow under our existing credit facility. The weighted average risk-free (sovereign) rates were based on the Treasury BVAL rates curve in Bloomberg. In the regions that we have stores, rates were developed for 3, 5, 7, 10, and 15 years. The weighting given to each region was determined by the number of stores in each region.

The spread to reflect our current credit rating represented the spread between U.S. Treasury rates and Bloomberg’s USD BVAL curve for non-financial companies with the Company’s credit rating. The fees to borrow represent the facility fees paid on the Company’s revolving credit facility, which is 20 basis points.

Impairment of Long-Lived Tangible Assets and Right-of-Use Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets and right-of-use assets may not be recoverable (“a triggering event”). Our policy for determining whether a triggering event exists comprises the evaluation of measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities, which is at the store level. We also evaluate for triggering events at the banner level. If an impairment review is necessitated by the identification of a triggering event, we determine the fair value of the asset using assumptions predominately identified from our historical performance and our long-range strategic plans. To determine if an impairment exists, we compare the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset group. If the carrying amount of the asset exceeds the estimated undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows using a risk adjusted discount rate and by using a market approach to determine current lease rates. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

During 2019, we conducted an impairment review of the Footaction store-level assets as well as other underperforming stores, including a vacant store that had been previously subleased, and recorded non-cash impairment charges totaling $37 million. Also during 2019, we recorded a $13 million charge related to the closing of our SIX:02 business. During 2018, we conducted an impairment review of the Runners Point, Sidestep, and SIX:02 store-level assets and recorded non-cash impairment charges totaling $4 million.

2019 Form 10-K Page 31

Recoverability of Goodwill

We review goodwill for impairment annually during the first quarter of each fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a two-step impairment test, if necessary.

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

The initial step requires that the carrying value of each reporting unit be compared with its estimated fair value. The second step, to evaluate goodwill of a reporting unit for impairment, is only required if the carrying value of that reporting unit exceeds its estimated fair value. We use a discounted cash flow approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

In light of the change in our organizational and internal reporting structure in the first quarter of 2019, we reassessed our reporting units and have determined the collective omni-channel banners in North America, EMEA, and Asia Pacific to be the three reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. As required, we conducted our annual impairment review both before and after this change. Neither review resulted in the recognition of impairment, as the fair value of each reporting unit significantly exceeded its carrying value.

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

The weighted-average long-term rate of return used to determine 2019 pension expense was 5.8 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2019 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

2019 Form 10-K Page 32

Discount Rate

An assumed discount rate is used to measure the present value of future cash flow obligations of the plans and the interest cost component of pension expense and postretirement income. The cash flows are then discounted to their present value and an overall discount rate is determined. The discount rate for our U.S. plans are determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The discount rate selected to measure the present value of our Canadian benefit obligations is similar to the approach used for the U.S. plan and was determined by reference to the Canadian Rate:Link interest rate model.

The weighted-average discount rates used to determine the 2019 benefit obligations related to our pension and postretirement plans was 2.9 percent and 3.0 percent, respectively.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at February 1, 2020 by approximately $37 million and $41 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased the accumulated benefit obligation on the postretirement plan by approximately $1 million. Such a decrease would not have significantly changed 2019 pension expense or postretirement income.

Trend Rate

We maintain two postretirement medical plans, one covering certain executive officers and key employees (“SERP Medical Plan”), and the other covering all other associates. With respect to the SERP Medical Plan, a 100-basis point change in the assumed health care cost trend rate would not significantly change this plan’s accumulated benefit obligation.

With respect to the postretirement medical plan covering all other associates, there is limited risk to us for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

Mortality Assumptions

The mortality assumption used to value our 2019 U.S. pension obligations was the Pri-2012 mortality table with generational projection using modified MP-2019 for both males and females, while in the prior year the obligation was valued using the RP-2017 mortality table with generational projection using modified MP-2017. We used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value our Canadian pension obligations for 2019, while in the prior year the obligation was valued using the RP-2000 mortality table with generational projection using scale AA.

For the SERP Medical Plan, the mortality assumption used to value the 2019 obligation was updated to the PriH-2012 table with generational projection using MP-2019, while in the prior year the obligation was valued using the RPH-2018 table with generational projection using MP-2018. Each year we update this assumption to the most recent study from the Society of Actuaries.

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

A one percent change in the overall statutory tax rate for 2019 would have resulted in a change of $3 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions, and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

2019 Form 10-K Page 33

Excluding the effect of any nonrecurring items that may occur, we expect the 2020 effective tax rate to be in the range of 27.5 to 28 percent. The actual tax rate will vary if the level of stock option exercise activity and the stock price at the vesting or exercise date differs from our expectations. Additionally, the tax rate will also depend on the level and mix of income earned in the United States, as compared with our international operations.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by us during the year ended February 1, 2020 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations for the fiscal years ended:
●	February 1, 2020
●	February 2, 2019
●	February 3, 2018

●	Consolidated Statements of Comprehensive Income for the fiscal years ended:
●	February 1, 2020
●	February 2, 2019
●	February 3, 2018

●	Consolidated Balance Sheets as of:
●	February 1, 2020
●	February 2, 2019

●	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended:
●	February 1, 2020
●	February 2, 2019
●	February 3, 2018

●	Consolidated Statements of Cash Flows for the fiscal years ended:
●	February 1, 2020
●	February 2, 2019
●	February 3, 2018

●	Notes to the Consolidated Financial Statements.

2019 Form 10-K Page 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective February 3, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2019 Form 10-K Page 35

Impairment of long-lived tangible assets and right-of-use assets

As discussed in Notes 1 and 3 to the consolidated financial statements, the long-lived tangible assets and the right-of-use assets of the Company as of February 1, 2020 were $824 million and $2,899 million, respectively. The Company performs an impairment review when circumstances indicate that the carrying amount of the long-lived tangible assets and right-of-use assets may not be recoverable. Under the Company’s policy in determining whether an impairment indicator exists, a triggering event comprises measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows for other assets and liabilities, which is at the store level. The Company also evaluates for triggering events at the banner level. If a triggering event is identified, the Company compares the carrying amount of the asset group with the estimated future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. The estimation of fair value of the asset group is measured by discounting expected future cash flows using a risk adjusted discount rate and current market-based information for right-of-use assets. During the year ended February 1, 2020, the Company’s impairment review resulted in impairment charges of $37 million related to its Footaction banner, other identified underperforming stores, and a vacant store.

We identified the evaluation of the impairment of store-level long-lived tangible assets and right-of-use assets, which included the identification of triggering events, estimation of undiscounted future cash flows, and the estimation of the fair value of the asset group, as a critical audit matter. The identification of triggering events included quantitative and qualitative considerations that involved a high degree of auditor judgment to evaluate. Specifically, qualitative considerations of the business environment, including banner specific product mix, and whether these considerations would impact the future operating performance of the banner were challenging to test as minor changes to those assumptions could have a significant effect on the Company’s impairment assessment. The estimation of undiscounted future cash flows of the stores within the Footaction banner and the other identified underperforming stores within other banners involved a high degree of auditor judgment to evaluate. Specifically, the undiscounted future cash flows included estimation of store specific operating measures. The estimation of the fair value of the asset group, when necessary, involved a high degree of auditor judgment to evaluate. Specifically, the determination of fair value of a right of use asset includes use of market-based comparatives that were challenging to test as minor changes to those assumptions could have a significant effect on the determination of the fair value of the asset group, which impacted the measurement and allocation of the impairment loss within the asset group.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-lived tangible asset and right-of-use asset impairment assessment process, including controls related to the identification of triggering events, the estimation of undiscounted future cash flows attributed to specific asset groups and the evaluation of market comparatives used to estimate the fair value of the right-of-use assets. We compared the Company’s historical estimates of future cash flows to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s valuation methodologies used to determine the fair value of the right-of-use assets; and,
●	assessing the significant assumptions used to determine the fair value of the right-of-use assets, including market comparables.

2019 Form 10-K Page 36

Adoption of Accounting Standards Codification Topic 842, Leases

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted ASC Topic 842, Leases, on February 3, 2019. ASC Topic 842 requires, among other things, that a lessee recognize a right-of-use asset and lease liability for all operating leases with a lease term greater than 12 months. As part of the adoption, the Company recorded right-of-use assets and lease obligations of $3,148 million and $3,422 million, respectively. Additionally, upon adoption, the Company evaluated certain right-of-use assets for impairment and determined that approximately $29 million of impairment was required related to newly recognized right-of-use assets that would have been impaired in previous periods. The Company recorded an impairment of certain right-of-use-assets as of February 3, 2019, net of related income tax effects, as a $26 million reduction of beginning retained earnings.

We identified the adoption of ASC Topic 842, specifically the evaluation of the discount rates used to discount the unpaid lease payments to present value, known as the incremental borrowing rate, and the assessment of the initial carrying amount of the right-of-use assets associated with previously impaired stores for impairment, as a critical audit matter. The evaluation of the incremental borrowing rates and the related methodology adopted by the Company involved a high degree of auditor judgment due to the subjectivity of determining the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Additionally, the assessment of the initial fair value of the right-of-use assets of previously impaired stores involved a high degree of auditor judgment due to the subjectivity of estimating the fair value of the right-of-use assets using current market-based information.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s adoption of ASC Topic 842, including controls related to the determination of inputs to the incremental borrowing rate based on the adopted methodology and the market comparatives used to estimate the fair value of the right-of-use assets. We involved a valuation professional with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s methodologies used to estimate the incremental borrowing rate and the fair value of the right-of-use assets;
●	independently developing a range of discount rates using market-based information for comparable entities and comparing the Company’s incremental borrowing rates to this range of discount rates; and,
●	assessing the significant assumptions used to estimate the fair value of the right-of-use assets, including market comparables.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

New York, New York

March 27, 2020

2019 Form 10-K Page 37

CONSOLIDATED STATEMENTS OF OPERATIONS

	2019	2018	2017
	(in millions, except per share amounts)
Sales	$8,005	$7,939	$7,782

Cost of sales	5,462	5,411	5,326
Selling, general and administrative expenses	1,650	1,614	1,501
Depreciation and amortization	179	178	173
Impairment and other charges	65	37	211
Income from operations	649	699	571

Interest income, net	11	9	2
Other income, net	12	5	5
Income before income taxes	672	713	578
Income tax expense	181	172	294
Net income	$491	$541	$284

Basic earnings per share	$4.52	$4.68	$2.23
Weighted-average shares outstanding	108.7	115.6	127.2

Diluted earnings per share	$4.50	$4.66	$2.22
Weighted-average shares outstanding, assuming dilution	109.1	116.1	127.9

See Accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K Page 38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017
	($ in millions)
Net income	$491	$541	$284
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit) of $(1), $(9), and $18 million, respectively	(20)	(75)	114

Reclassification due to the adoption of ASU 2018-02	—	—	4

Cash flow hedges:
Change in fair value of derivatives, net of income tax benefit of $1, $-, and $- million, respectively	(3)	—	(1)

Available for sale security:
Unrealized gain on available-for-sale security	—	—	1

Pension and postretirement adjustments:
Net actuarial gain (loss) on foreign currency fluctuations arising during the year, net of income tax (benefit) expense of $(3), $(8), and $2 million, respectively.	(9)	(24)	4

Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $3, and $4 million, respectively	8	8	7

Reclassification due to the adoption of ASU 2018-02		—	(45)
Comprehensive income	$467	$450	$368

See Accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K Page 39

CONSOLIDATED BALANCE SHEETS

	February 1, 2020	February 2, 2019
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$907	$891
Merchandise inventories	1,208	1,269
Other current assets	271	358
	2,386	2,518
Property and equipment, net	824	836
Operating lease right-of-use assets	2,899	—
Deferred taxes	81	87
Goodwill	156	157
Other intangible assets, net	20	24
Other assets	223	198
	$6,589	$3,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$333	$387
Accrued and other liabilities	343	377
Current portion of lease obligations	518	—
	1,194	764
Long-term debt	122	124
Long-term lease obligations	2,678	—
Other liabilities	122	426
Total liabilities	4,116	1,314
Shareholders’ equity	2,473	2,506
	$6,589	$3,820

See Accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K Page 40

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at January 28, 2017	132,616	$900	(1,120)	$(81)	$2,254	$(363)	$2,710
Restricted stock issued	169	—	—	—			—
Issued under director and stock plans	608	11	—	—			11
Share-based compensation expense	—	15	—	—			15
Shares of common stock used to satisfy tax withholding obligations	—	—	(140)	(10)			(10)
Share repurchases	—	—	(12,414)	(467)			(467)
Reissued - Employee Stock Repurchase Plan ("ESPP")	—	—	110	8			8
Retirement of treasury stock	(12,131)	(84)	12,131	487	(403)		—
Net income					284		284
Cash dividends declared on common stock ($1.24 per share)					(157)		(157)
Translation adjustment, net of tax						114	114
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						11	11
Unrealized gain on available-for-sale security						1	1
Reclassification due to the adoption of ASU 2018-02					41	(41)	—
Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$2,519
Restricted stock issued	93	—	—	—			—
Issued under director and stock plans	175	6	—	—			6
Share-based compensation expense	—	22	—	—			22
Shares of common stock used to satisfy tax withholding obligations	—	—	(36)	(1)			(1)
Share repurchases	—	—	(7,887)	(375)			(375)
Reissued - ESPP	—	—	48	2			2
Retirement of treasury stock	(8,597)	(61)	8,597	400	(339)		—
Net income					541		541
Cash dividends declared on common stock ($1.38 per share)					(158)		(158)
Translation adjustment, net of tax						(75)	(75)
Pension and postretirement adjustments, net of tax						(16)	(16)
Cumulative effect of the adoption of ASU 2014-09					4		4
Cumulative effect of the adoption of ASU 2016-16					37		37
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$2,506
Restricted stock issued	89	—	—	—			—
Issued under director and stock plans	187	3	—	—			3
Share-based compensation expense	—	18	—	—			18
Shares of common stock used to satisfy tax withholding obligations	—	—	(32)	(2)			(2)
Share repurchases	—	—	(8,375)	(335)			(335)
Reissued - ESPP	—	—	97	6			6
Retirement of treasury stock	(9,021)	(66)	9,021	368	(302)		—
Net income					491		491
Cash dividends declared on common stock ($1.52 per share)					(164)		(164)
Translation adjustment, net of tax						(20)	(20)
Change in cash flow hedges, net of tax						(3)	(3)
Pension and postretirement adjustments, net of tax						(1)	(1)
Cumulative effect of the adoption of Topic 842					(26)		(26)
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$2,473

See Accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K Page 41

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017
	($ in millions)
From operating activities:
Net income	$491	$541	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	48	19	20
Non-cash gain	(4)	—	—
Depreciation and amortization	179	178	173
Deferred income taxes	5	9	105
Share-based compensation expense	18	22	15
Qualified pension plan contributions	(55)	(128)	(25)
Change in assets and liabilities:
Merchandise inventories	51	(16)	69
Accounts payable	(51)	135	—
Accrued and other liabilities	(40)	39	(30)
Pension litigation accrual	—	13	178
Class counsel fees paid in connection with pension litigation	—	(97)	—
Other, net	54	66	24
Net cash provided by operating activities	696	781	813

From investing activities:
Capital expenditures	(187)	(187)	(274)
Minority investments	(50)	(89)	(15)
Proceeds from sale of property	2	—	—
Insurance proceeds related to loss on property and equipment	—	2	—
Net cash used in investing activities	(235)	(274)	(289)

From financing activities:
Purchase of treasury shares	(335)	(375)	(467)
Dividends paid on common stock	(164)	(158)	(157)
Proceeds from exercise of stock options	5	5	13
Treasury stock reissued under employee stock plan	3	2	5
Shares of common stock repurchased to satisfy tax withholding obligations	(2)	(1)	(10)
Net cash used in financing activities	(493)	(527)	(616)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(7)	(30)	50
Net change in cash, cash equivalents, and restricted cash	(39)	(50)	(42)
Cash, cash equivalents, and restricted cash at beginning of year	981	1,031	1,073
Cash, cash equivalents, and restricted cash at end of period	$942	$981	$1,031

Cash paid during the year:
Interest	$11	$11	$11
Income taxes	$201	$184	$237

See Accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries, all of which are wholly owned. All significant intercompany amounts have been eliminated. As used in these Notes to Consolidated Financial Statements the terms “Foot Locker,” “Company,” “we,” “our,” and “us” refer to Foot Locker, Inc. and its consolidated subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reporting Year

The fiscal year end for the Company is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2019 and fiscal year 2018 represented the 52 weeks ended February 1, 2020 and February 2, 2019, respectively. Fiscal year 2017 represented the 53 weeks ended February 3, 2018. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. In the first quarter of 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). In conjunction with the adoption of Topic 606, we recognize revenue for merchandise that is shipped to our customers from our distribution centers and stores upon shipment as the customer has control of the product upon shipment. Prior to the adoption of Topic 606, we recognized such revenue upon date of delivery. As a result of this change, we recorded $1 million, net of tax, as an increase to opening retained earnings to reflect the cumulative effect of adopting this change. Beginning in 2018, we account for shipping and handling as a fulfillment activity. We accrue the cost and recognize revenue for these activities upon shipment date, therefore total sales recognized includes shipping and handling fees.

Gift Cards

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Effective with the adoption of Topic 606 in 2018, gift card breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, unless there is a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. This reflected a change in our accounting for gift card breakage from the remote method to the proportional method. As a result of adopting Topic 606, we recorded $4 million, or $3 million net of tax, as an increase to opening retained earnings to reflect the cumulative effect of this change based upon historical redemption patterns. Additionally, breakage income, which is recognized as Sales, was previously recorded within selling, general and administrative expenses (“SG&A”) prior to the adoption of Topic 606. The table below presents the activity of our gift card liability balance:

	2019	2018
	($ in millions)
Gift card liability at beginning of year	$35	$38
Redemptions	(105)	(96)
Cumulative catch-up adjustment to retained earnings from the adoption of Topic 606	—	(4)
Breakage recognized in sales	(7)	(6)
Activations	112	104
Foreign currency fluctuations	—	(1)
Gift card liability at end of year	$35	$35

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2019 and 2018.

2019 Form 10-K Page 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs and Sales Promotion

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place, net of reimbursements for cooperative advertising. Cooperative advertising reimbursements earned for the launch and promotion of certain products agreed upon with vendors are recorded in the same period as the associated expenses are incurred.

Digital advertising costs are expensed as incurred, net of reimbursements for cooperative advertising. Digital advertising includes search engine marketing, such as display ads and keyword search terms, and other various forms of digital advertising. Reimbursements received in excess of expenses incurred related to specific, incremental, and identifiable advertising costs are accounted for as a reduction to the cost of merchandise and are reflected in cost of sales when the merchandise is sold.

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

	2019	2018	2017
	($ in millions)
Advertising expenses (1)	$91	$111	$108
Digital advertising expenses	95	96	96
Cooperative advertising reimbursements	(20)	(25)	(20)
Net advertising expense	$166	$182	$184

(1)	Effective with the adoption of the new lease standard in 2019, advertising costs that are required by some of our mall-based leases are recorded as an element of rent expense. These costs were $14 million for both 2018 and 2017.

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

Catalog costs, which are included as a component of SG&A, were as follows:

	2019	2018	2017
	($ in millions)
Catalog costs	$15	$18	$19
Cooperative reimbursements	—	—	(2)
Net catalog expense	$15	$18	$17

Share-Based Compensation

We recognize compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, and risk-free interest rate. See Note 21, Share-Based Compensation, for information on the assumptions used to calculate the fair value of stock options. Awards of restricted stock units, cliff vest after the passage of time, generally three years. Performance-based restricted stock unit awards are earned on achievement of pre-established goals and with regards to certain awards, vest after an additional one-year period. Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employee stock purchase plan, we will issue authorized but unissued common stock or use common stock held in treasury.

2019 Form 10-K Page 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

We account for earnings per share (“EPS”) using the treasury stock method. Basic EPS is computed by dividing net income for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted EPS reflects the weighted-average number of common shares outstanding during the period used in the basic EPS computation plus dilutive common stock equivalents. The computation of basic and diluted EPS is as follows:

	2019	2018	2017
	(in millions, except per share data)
Net Income	$491	$541	$284

Weighted-average common shares outstanding	108.7	115.6	127.2
Dilutive effect of potential common shares	0.4	0.5	0.7
Weighted-average common shares outstanding assuming dilution	109.1	116.1	127.9

Earnings per share - basic	$4.52	$4.68	$2.23
Earnings per share - diluted	$4.50	$4.66	$2.22

Anti-dilutive share-based awards excluded from diluted calculation	2.2	1.9	1.6

Contingently issuable shares of 0.5 million for 2019, 0.9 million for 2018, and 0.2 million for 2017, have not been included as the vesting conditions have not been satisfied. These shares relate to restricted stock unit awards issued in connection with the Company’s long-term incentive program.

Cash, Cash Equivalents, and Restricted Cash

Cash consists of funds held on hand and in bank accounts. Cash equivalents include amounts on demand with banks and all highly liquid investments with original maturities of three months or less, including money market funds. Additionally, amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. We present book overdrafts, representing checks issued but still outstanding in excess of bank balances, as part of accounts payable.

Restricted cash represents cash that is restricted as to withdrawal or use under the terms of various agreements. Restricted cash includes amounts held in escrow in connection with various leasing arrangements in Europe, and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows.

	2019	2018	2017
	($ in millions)
Cash and cash equivalents (1)	$907	$891	$849
Restricted cash included in other current assets (2)	6	59	1
Restricted cash included in other non-current assets (2)	29	31	181
Cash, cash equivalents, and restricted cash	$942	$981	$1,031

(1)	Includes cash equivalents of $878 million, $834 million, and $780 million for the year ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.
(2)	In connection with the pension matter, as further discussed in Note 3, Impairment and Other Charges, we deposited $150 million to a qualified settlement fund during 2017, classified as long-term at that time. The qualified settlement fund was used in 2018 to pay $97 million in class counsel fees. The balance of the fund and related interest was $55 million and was included in the current portion of restricted cash as of February 2, 2019. The remaining fund was contributed to the pension plan in 2019.

2019 Form 10-K Page 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merchandise Inventories and Cost of Sales

Merchandise inventories for our stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (“LIFO”) basis for domestic inventories and on the first-in, first-out (“FIFO”) basis for international inventories. Merchandise inventories of the e-commerce business are valued at net realizable value using weighted-average cost, which approximates FIFO.

The retail inventory method is used by retail companies to value inventories at cost and calculate gross margins due to its practicality. Under the retail inventory method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. We provide reserves based on current selling prices when the inventory has not been marked down to market.

Transportation, distribution center, and sourcing costs are capitalized in merchandise inventories. We expense the freight associated with transfers between our store locations in the period incurred. We maintain an accrual for shrinkage based on historical rates.

Cost of sales is comprised of the cost of merchandise, as well as occupancy, buyers’ compensation, and shipping and handling costs. The cost of merchandise is recorded net of amounts received from suppliers for damaged product returns, markdown allowances, and volume rebates, as well as cooperative advertising reimbursements received in excess of specific, incremental advertising expenses.

Investments

In 2018, we adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Our equity investments that are not accounted for under the equity method are measured at cost adjusted for changes in observable prices minus impairment, under the practicability exception. As of February 1, 2020 and February 2, 2019, we had $137 million and $94 million, respectively, of investments which are accounted for under this method. Additionally, our auction rate security, classified as available-for-sale, is recorded at fair value with gains and losses reported in Other income, net in our Consolidated Statements of Operations, whereas previously changes in the fair value were reported as a component of accumulated other comprehensive loss (“AOCL”) in the Consolidated Statements of Shareholders’ Equity and were not reflected in the Consolidated Statements of Operations until a sale transaction occurred or when declines in fair value were deemed to be other-than-temporary. The adjustment recorded in 2018 to retained earnings as a result of adopting ASU 2016-01 was not significant.

Minority interests, including our equity method investment, had a carrying value of $142 million and $104 million as of February 1, 2020 and February 2, 2019, respectively, and are included within Other assets. As of February 1, 2020, we held one available-for-sale security, which was our $7 million auction rate security.

See Note 19, Fair Value Measurements, for further discussion.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Major renewals or replacements that substantially extend the useful life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Store leasehold improvements	Shorter of the asset useful life or expected term of the lease
Furniture, fixtures, and equipment	3‑10 years
Software	2‑7 years

2019 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $80 million at both February 1, 2020 and February 2, 2019.

Impairment of Long-Lived Tangible Assets and Right-of-Use Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets and right-of-use assets may not be recoverable (“a triggering event”). Our policy in determining whether a triggering event exists comprises the evaluation of measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows for other assets and liabilities, which is at the store level. We also evaluate triggering events at the banner level. In evaluating potential store level impairment, we compare future undiscounted cash flows expected to result from the use of the asset group to the carrying amount of the asset group. The future cash flows are estimated predominately based on our historical performance and long-range strategic plans. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows using a risk adjusted discount rate and using current market-based information for right-of-use assets. We estimate fair value based on the best information available using estimates, judgments, and projections as considered necessary.

Leases

Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. The lease term includes options to extend or terminate a lease only when we are reasonably certain that we will exercise that option. The right-of-use asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, right-of-use assets are reduced over the lease term by the straight-line lease expense recognized less the amount of accretion of the lease liability determined using the effective interest method.

We combine lease components and non-lease components. Given our policy election to combine lease and non-lease components, we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability. We recognize rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for a non-store lease. Rental expense, inclusive of rent holidays, concessions, and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and, accordingly, are charged to operations as incurred.

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for short-term leases on a straight-line basis over the lease term.

2019 Form 10-K Page 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill and Other Intangible Assets

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

Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. The impairment review for intangible assets with indefinite lives consists of either performing a qualitative or a quantitative assessment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount, or if we elect to proceed directly to a quantitative assessment, we calculate the fair value using a discounted cash flow method, based on the relief from royalty method, and compare the fair value to the carrying value to determine if the asset is impaired. Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or changes in circumstances indicate that the carrying value may be impaired.

Derivative Financial Instruments

All derivative financial instruments are recorded in our Consolidated Balance Sheets at their fair values. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject us to increased earnings volatility.

Income Taxes

We account for our income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized for tax credits and net operating loss carryforwards, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

2019 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A taxing authority may challenge positions that we adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing our income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences when considered necessary. Tax positions are recognized only when it is more likely than not, based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

Pension and Postretirement Obligations

Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. We measure our plan assets and benefit obligations using the month-end date that is closest to our fiscal year end. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected performance of those assets.

Insurance Liabilities

We are primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $12 million for both February 1, 2020 and February 2, 2019. Workers’ compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

Treasury Stock Retirement

We periodically retire treasury shares that we acquire through share repurchases and return those shares to the status of authorized but unissued. We account for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, our policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date.

We retired 9 million shares in both 2019 and 2018 of our common stock held in treasury. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $368 million and $400 million as of February 1, 2020 and February 2, 2019, respectively.

Foreign Currency Translation

The functional currency of our international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unearned gains and losses resulting from such translation are included as a separate component of AOCL within shareholders’ equity.

2019 Form 10-K Page 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

We adopted Financial Accounting Standards Board guidance on accounting for leases on February 3, 2019 (the “effective date”) using the optional transition method, which applies the lease guidance at the beginning of the period in which it is adopted. Prior period amounts have not been adjusted in connection with the adoption of this standard. We elected the package of practical expedients under the new standard, which permits companies to not reassess lease classification, lease identification, or initial direct costs for existing or expired leases prior to the effective date. We have lease agreements with non-lease components that relate to the lease components. We also elected the practical expedient to account for non-lease components and the lease components to which they relate, as a single lease component for all classes of underlying assets. Also, we elected to keep short-term leases with an initial term of twelve months or less off the balance sheet.

Upon adoption of this new standard, as of February 3, 2019, we recorded right-of-use assets and lease obligations on the Consolidated Balance Sheet for our operating leases of $3,148 million and $3,422 million, respectively. As part of adopting the standard, previously recognized liabilities for deferred rent and lease incentives were reclassified as a component of the right-of-use assets. Additionally, upon adoption, we evaluated right-of-use assets for impairment and determined that approximately $29 million of impairment was required related to newly recognized right-of-use assets that would have been impaired in previous periods. This standard did not significantly affect our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

All recently issued accounting pronouncements are not expected to have a material effect on the consolidated financial statements.

2. Segment Information

We have integrated all available shopping channels including stores, websites, apps, social channels, and catalogs. Store sales are primarily fulfilled from the store’s inventory but may also be shipped from our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are primarily shipped to our customers through our distribution centers but may also be shipped from a store or a combination of our distribution centers and stores depending on the availability of particular items.

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. During 2018, we expanded into Asia and launched our digital channels across Singapore, Hong Kong, and Malaysia. During the first quarter of 2019, we changed our organizational and internal reporting structure to support an accelerated growth strategy for the region. We opened an Asian headquarters in Singapore and realigned our organization into three distinct geographic regions: North America Europe, Middle East and Africa (“EMEA”), and Asia Pacific.

Accordingly, in the first quarter of 2019 we re-evaluated our operating segments. We determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Runners Point, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as the related e-commerce businesses operating in Australia and Asia. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, other charges, corporate expense, non-operating income, and net interest income.

2019 Form 10-K Page 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our results:

	2019	2018	2017
	($ in millions)
Division profit (1)	$738	$789	$810
Less: Other charges (2)	15	18	191
Less: Corporate expense (3)	74	72	48
Income from operations	649	699	571
Interest income, net	11	9	2
Other income, net	12	5	5
Income before income taxes	$672	$713	$578

(1)	Included in the results for 2019, 2018, and 2017, are impairment charges of $50 million, $19 million, and $20 million, respectively. See Note 3, Impairment and Other Charges for additional information.
(2)	Included in the 2019, 2018 and 2017 amounts are pre-tax charges of $4 million, $18 million and $178 million, respectively, relating to a pension litigation matter. Also included in 2019 are charges totaling $11 million related to impairments of our minority investments. See Note 3, Impairment and Other Charges for additional information. During 2017, we recorded a charge of $13 million pre-tax representing reorganization costs related to the reduction and reorganization of division and corporate staff.
(3)	Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $32 million for 2019, $40 million for 2018, and $4 million for 2017, thereby reducing corporate expense.

Sales disaggregated based upon channel for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 are presented in the following table.

	2019	2018	2017
	($ in millions)
Sales
Stores	$6,720	$6,714	$6,673
Direct-to-customers	1,285	1,225	1,109
Total sales	$8,005	$7,939	$7,782

Sales and long-lived asset information by geographic area as of and for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment and operating lease right-of-use assets.

	2019	2018	2017
	($ in millions)
Sales by Geography
United States	$5,691	$5,647	$5,532
International	2,314	2,292	2,250
Total sales	$8,005	$7,939	$7,782

Long-Lived Assets
United States	$2,479	$602	$607
International	1,244	234	259
Total long-lived assets	$3,723	$836	$866

For the year ended February 1, 2020, the countries that comprised the majority of the sales and long-lived assets for the international category were Canada, Italy, France, Germany, and England. No other individual country included in the international category was significant.

2019 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	($ in millions)
Division	$160	$160	$157	$105	$112	$205	$5,523	$2,900	$3,132
Corporate	19	18	16	82	75	69	1,066	920	829
Total Company	$179	$178	$173	$187	$187	$274	$6,589	$3,820	$3,961

(1) Represents cash capital expenditures for all years presented.

3. Impairment and Other Charges

	2019	2018	2017
	($ in millions)
Impairment of long-lived assets	$37	$4	$20
Lease termination costs	13	—	—
Impairment of investments	11	—	—
Pension litigation related charges	4	18	178
Other intangible asset impairments	—	15	—
Reorganization costs	—	—	13
Total impairment and other charges	$65	$37	$211

The Company and the Company’s U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan be reformed as directed by the court order. We recorded charges in 2019, 2018, and 2017 related to the pension matter and related plan reformation totaling $4 million, $18 million, and $178 million, respectively. These charges recorded represented the cost of the reformation and related administrative expenses.

During 2019, due to the underperformance of our Footaction stores we determined that a triggering event had occurred and, therefore, an impairment review was conducted. Additionally, we evaluated certain other underperforming stores and a vacant store that had been previously subleased. We evaluated the long-lived assets, including the right-of-use assets, of these stores and recorded non-cash charges of $37 million to write down right-of-use assets, store fixtures and leasehold improvements. During the year, we also recorded $13 million of lease termination costs related to the closure of our SIX:02 locations.

We recorded non-cash charges of $11 million related to the write-down of two minority investments in 2019. Super Heroic, a children’s athletics start up, filed for bankruptcy and, accordingly, we have fully written off the investment. Rockets of Awesome, a children’s clothing brand, has had deterioration in their future outlook and has initiated efforts to preserve cash by reducing expenses. Due to the underperformance of this investee, we have partially written down our investment to fair value, determined by utilizing revenue multiples of similar companies.

During 2018 and 2017, due to the underperformance of our SIX:02 stores, Runners Point, and Sidestep stores, we recorded non-cash impairment charges of $4 million and $20 million, respectively, to write down store fixtures and leasehold improvements. In 2018, we also performed an impairment review of other intangible assets for Runners Point and Sidestep and recorded a charge of $15 million to write down the value of the trademarks/trade names associated with Runners Point.

During 2017, we recorded a charge of $13 million as a result of reorganizing our organizational structure by adjusting certain responsibilities between our various businesses and certain corporate staff reductions taken to improve corporate efficiency.

2019 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Other Income, net

Other income, net includes non-operating items, such as:

-	gains from insurance recoveries,
-	lease termination gains related to the sales of leasehold interests,
-	franchise royalty income,
-	changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security in conjunction with the adoption of ASU 2016-01 effective with the beginning of 2018,
-	our share of earnings or losses related to our equity method investment, and
-	net benefit expense related to our pension and postretirement programs excluding the service cost component as required by the adoption of ASU 2017-07 as of the beginning of 2018.

Other income, net was $12 million in 2019 and $5 million in both 2018 and 2017.

For 2019, Other income, net included $8 million of royalty income, a $4 million gain associated with the acquisition of a Canadian distribution center lease and related assets from the partial exchange of a note that had previously been written down to zero, a $2 million gain related to the sale of a building, a $1 million gain on our available-for-sale security, partially offset by $2 million of net benefit expense relating to our pension and post retirement programs, and a $1 million loss related to an equity method investment.

For 2018, Other income, net included $6 million of royalty income, $1 million of lease termination gains, a $1 million loss on our available-for-sale security, and $1 million of net benefit expense relating to our pension and post retirement programs. Included in 2017 was $4 million of royalty income and $1 million of lease termination gains.

5. Merchandise Inventories

	February 1, 2020	February 2, 2019
	($ in millions)
LIFO inventories	$810	$838
FIFO inventories	398	431
Total merchandise inventories	$1,208	$1,269

The value of our LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6. Other Current Assets

	February 1, 2020	February 2, 2019
	($ in millions)
Net receivables	$100	$87
Prepaid rent	55	93
Prepaid income taxes	48	46
Other prepaid expenses	46	35
Deferred tax costs	9	10
Restricted cash (1)	6	59
Income taxes receivable	1	20
Other	6	8
	$271	$358

(1)	Restricted cash as of February 2, 2019 included $55 million of the qualified settlement fund that was established during 2017 in connection with the pension matter.

2019 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment, net

	February 1, 2020	February 2, 2019
	($ in millions)
Land	$4	$4
Buildings:
Owned	54	46
Furniture, fixtures, equipment and software development costs:
Owned	1,203	1,177
	1,261	1,227
Less: accumulated depreciation	(818)	(785)
	443	442
Alterations to leased and owned buildings:
Cost	937	926
Less: accumulated amortization	(556)	(532)
	381	394
	$824	$836

8. Goodwill

As a result of the change in our organizational and internal reporting structures, we reassessed our reporting units and deemed the collective omni-channel banners in North America, EMEA, and Asia Pacific to be the three reporting units at which goodwill is tested. Therefore, goodwill was re-allocated to these reporting units based on their relative fair values. We conducted our 2019 annual impairment review both before and after this change and neither review resulted in the recognition of impairment, as the fair value of each reporting unit exceeded its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented.

9. Other Intangible Assets, net

	February 1, 2020				February 2, 2019
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (2)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$115	$(108)	$7	9.8	$120	$(111)	$9
Trademarks / trade names	20	(16)	4	20.0	20	(15)	5
Favorable leases	—	—	—	—	7	(6)	1
	$135	$(124)	$11	14.6	$147	$(132)	$15

Indefinite life intangible assets: (1)
Trademarks / trade names			$9				$9
Other intangible assets, net			$20				$24

(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	Represents the weighted-average useful life as of February 1, 2020 and excludes those assets that are fully amortized.

2019 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2019	2018	2017
Amortization expense	$3	$4	$4

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2020	$3
2021	2
2022	2
2023	2
2024	1

10. Other Assets

	February 1, 2020	February 2, 2019
	($ in millions)
Minority investments	$142	$104
Restricted cash	29	31
Pension asset	3	7
Auction rate security	7	6
Other	42	50
	$223	$198

11. Accrued and Other Liabilities

	February 1, 2020	February 2, 2019
	($ in millions)
Other payroll and payroll related costs, excluding taxes	$64	$70
Taxes other than income taxes	57	64
Customer deposits	43	41
Property and equipment (1)	40	26
Incentive bonuses	28	41
Advertising	21	37
Income taxes payable	4	5
Other	86	93
	$343	$377

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

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

2019 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We use the 2016 Credit Agreement to support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of February 1, 2020 were not significant.

The fees relating to the 2016 Credit Agreement are amortized over the life of the facility. The unamortized balance at February 1, 2020 was not significant. Interest expense, including facility fees, related to the revolving credit facility was $1 million for all years presented.

13. Long-Term Debt

	February 1, 2020	February 2, 2019
	($ in millions)
8.5% debentures payable January 2022	$118	$118
Unamortized gain related to interest rate swaps (1)	4	6
	$122	$124

(1)	In 2009, we terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $8 million in both 2019 and 2018.

14. Other Liabilities

	February 1, 2020	February 2, 2019
	($ in millions)
Pension benefits	$61	$99
Income taxes	32	29
Postretirement benefits	10	11
Workers’ compensation and general liability reserves	8	7
Deferred taxes	2	6
Straight-line rent liability (1)	—	265
Other	9	9
	$122	$426

\

(1)	Upon the adoption of the new lease standard, the straight-line rent liability was reclassified into the right-of-use asset. At February 2, 2019, this balance included unamortized tenant allowances of $66 million.

15. Leases

On February 3, 2019, we adopted the new lease accounting standard. We applied the modified retrospective method of adoption and therefore, results for the current year are presented under the new guidance, while prior periods have not been adjusted. The majority of our leases are operating leases for our company-operated retail store locations. We also lease, among other things, distribution and warehouse facilities, and office space for corporate administrative purposes.

2019 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease periods generally range from 5 to 10 years and generally contain rent escalation provisions. Some of the store leases contain renewal options with varying terms and conditions.

As February 1, 2020, amounts recognized in the Consolidated Balance Sheet related to operating leases were as follows:

($ in millions)
Assets
Operating lease right-of-use assets	$2,899

Liabilities
Current
Operating lease liabilities	518
Noncurrent
Operating lease liabilities	2,678
Total lease liabilities	$3,196

Other information related to operating leases as of February 1, 2020 consisted of the following:

Weighted average remaining lease term (years)	7.3
Weighted average discount rate	5.4%

Total lease costs include fixed operating lease costs, variable lease costs, and short-term lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, real estate taxes, and other executory costs, of which the fixed portion is included in operating lease costs. Variable lease costs include non-lease components which are not fixed and are not included in determining the present value of our lease liability. Variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels that are recognized when probable. Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. The components of lease cost as of February 1, 2020 were as follows:

($ in millions)
Operating lease costs	$668
Variable lease costs	332
Short-term lease costs	23
Sublease income	(1)
Net lease cost	$1,022

Rent expense for the prior year period is accounted for under previous lease guidance. Rent expense for operating leases for 2018 and 2017 amounted to $750 million and $735 million, respectively, and consisted of minimum and contingent rentals of $728 million and $27 million, respectively, for 2018 and $714 million and $26 million, respectively, for 2017, less sublease income of $5 million in both years. Other costs related to our leases, including the amortization of lease rights, totaled $147 million and $146 million for the years ended February 2, 2019 and February 3, 2018, respectively.

Supplemental cash flow information related to leases for the year ended February 1, 2020 was as follows:

($ in millions)
Cash paid for amounts included in measurement of operating lease liabilities:	$679
Right-of-use assets obtained in exchange for lease obligations:	322

2019 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of February 1, 2020 are as follows:

($ in millions)
2020	$673
2021	622
2022	563
2023	491
2024	411
Thereafter	1,129
Total lease payments	3,889
Less: Interest	693
Total lease liabilities	$3,196

As of February 1, 2020, we signed operating leases primarily for retail stores that have not yet commenced; the total future undiscounted lease payments under these leases are $35 million.

As of February 2, 2019, the estimated future minimum non-cancellable lease commitments were as follows:

($ in millions)
2019	$672
2020	631
2021	583
2022	527
2023	456
Thereafter	1,408
Total operating lease commitments	$4,277

16. Accumulated Other Comprehensive Loss

AOCL, net of tax, is comprised of the following:

	2019	2018	2017
	($ in millions)
Foreign currency translation adjustments	$(104)	$(84)	$(9)
Cash flow hedges	(3)	—	—
Unrecognized pension cost and postretirement benefit	(287)	(286)	(270)
	$(394)	$(370)	$(279)

The changes in AOCL for the year ended February 1, 2020 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 2, 2019	$(84)	$—	$(286)	$(370)

OCI before reclassification	(20)	(3)	—	(23)
Amortization of pension actuarial loss, net of tax	—	—	8	8
Pension remeasurement, net of tax	—	—	(9)	(9)
Other comprehensive income	(20)	(3)	(1)	(24)
Balance as of February 1, 2020	$(104)	$(3)	$(287)	$(394)

2019 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications to income from AOCL for the year ended February 1, 2020 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$12
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 20)	11
Income tax benefit	(3)
Total, net of tax	$8

17. Income Taxes

The domestic and international components of pre-tax income are as follows:

	2019	2018	2017
	($ in millions)
Domestic	$591	$629	$432
International	81	84	146
Total pre-tax income	$672	$713	$578

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

	2019	2018	2017
Current:	($ in millions)
Federal	$106	$91	$129
State and local	39	42	18
International	31	30	42
Total current tax provision	176	163	189
Deferred:
Federal	(1)	(4)	98
State and local	—	1	5
International	6	12	2
Total deferred tax provision	5	9	105
Total income tax provision	$181	$172	$294

Public Law 115-97, informally known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. The Tax Act lowered the U.S. statutory income tax rate from 35 percent to 21 percent, imposed a one-time transition tax on our foreign earnings, which previously had been deferred from U.S. income tax, and created a modified territorial system. During the fourth quarter of 2017, we recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in the permanent reinvestment assertion under ASC 740-30. During 2018, we finalized our assessment of the income tax effects of the Tax Act and included measurement period adjustments that reduced the provisional amounts by $28 million.

The Tax Act included a provision effective in 2018 to tax global intangible low-taxed income (“GILTI”) of our foreign subsidiaries. We treat GILTI tax as a current period expense. The GILTI tax expense for 2019 and 2018 was not significant.

2019 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following enactment of the Tax Act and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned. At February 1, 2020, we had accumulated undistributed foreign earnings of approximately $704 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts. We have not recorded a deferred tax liability for the difference between the financial statement carrying amount and the tax basis of our investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2019	2018	2017
Federal statutory income tax rate (1)	21.0%	21.0%	33.7%
Deemed repatriation tax	—	(2.7)	17.1
Increase in valuation allowance	1.0	2.4	1.6
State and local income taxes, net of federal tax benefit	4.5	4.7	2.0
International income taxed at varying rates	1.9	1.6	(2.3)
Foreign tax credits	(2.0)	(2.1)	(2.6)
Domestic/foreign tax settlements	—	(0.7)	(0.2)
Federal tax credits	(0.2)	(0.2)	(0.2)
Other, net	0.8	0.1	1.7
Effective income tax rate	27.0%	24.1%	50.8%

(1)	In accordance with Section 15 of the Internal Revenue Code, the tax rate for 2017 represented a blended rate of 33.7 percent, calculated by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:	($ in millions)
Tax loss/credit carryforwards and capital loss	$54	$39
Employee benefits	40	38
Property and equipment	30	35
Goodwill and other intangible assets	14	24
Operating leases - liabilities	844	—
Straight-line rent	—	47
Other	29	25
Total deferred tax assets	$1,011	$208
Valuation allowance	(39)	(33)
Total deferred tax assets, net	$972	$175
Deferred tax liabilities:
Merchandise inventories	$86	$77
Operating leases - assets	794	—
Other	13	17
Total deferred tax liabilities	$893	$94
Net deferred tax asset	$79	$81
Balance Sheet caption reported in:
Deferred taxes	$81	$87
Other liabilities	(2)	(6)
	$79	$81

2019 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the level of historical taxable income and projections for future taxable income, which are based upon our long-range strategic plans, we believe it is more likely than not that we will realize the benefits of deductible differences, net of the valuation allowances at February 1, 2020, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. As of February 1, 2020, we have a valuation allowance of $39 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $36 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of February 1, 2020, a valuation allowance of $2 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. Additionally, since we do not have any reasonably foreseeable sources of Canadian capital gains, a valuation allowance of $1 million was established during 2019 for a deferred tax asset arising from a capital loss associated with an uncollectible Canadian note receivable.

At February 1, 2020, we have international minimum tax credit carryforwards with a potential tax benefit of $4 million and operating loss carryforwards with a potential tax benefit of $41 million, a portion of which will expire between 2020 and 2027 and a portion of which will never expire. We will have, when realized, capital losses with a potential benefit of $1 million arising from a Canadian note receivable and $2 million from a minority interest investment. The Canadian loss will carryforward indefinitely after realization and the minority interest loss can be carried forward five years after realization. The international operating loss carryforwards do not include unrecognized tax benefits. We also have foreign tax credit carryforwards with a potential tax benefit of $6 million that will expire between 2018 and 2029.

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions we adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing our income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences.

Our 2018 U.S. Federal income tax filing is under examination by the Internal Revenue Service. We expect to conclude the examination in the first quarter of 2020. We are participating in the IRS’s Compliance Assurance Process (“CAP”) for 2019, which is expected to conclude during 2020. We have started the CAP for 2020. We are subject to state and local tax examinations from 2015 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

At February 1, 2020, we had $45 million of gross unrecognized tax benefits, of which $34 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on our estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized $1 million of interest expense in 2019. Interest was not significant for 2018 or 2017. The total amount of accrued interest and penalties was $2 million, $1 million, and none in 2019, 2018, and 2017, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2019	2018	2017
	($ in millions)
Unrecognized tax benefits at beginning of year	$34	$44	$38
Foreign currency translation adjustments	(1)	(3)	4
Increases related to current year tax positions	3	2	3
Increases related to prior period tax positions	12	9	1
Decreases related to prior period tax positions	—	(13)	—
Settlements	(2)	(3)	(1)
Lapse of statute of limitations	(1)	(2)	(1)
Unrecognized tax benefits at end of year	$45	$34	$44

2019 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2020 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that an adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings. Due to the uncertainty of amounts and in accordance with our accounting policies, we have not recorded any potential consequences of these settlements. In addition, to the extent there are settlements in the future for certain foreign unrecognized tax benefits, the transition tax may also be revised accordingly.

18. Financial Instruments and Risk Management

We operate internationally and utilize certain derivative financial instruments to mitigate our foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, we are exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a practice of entering into contracts with major financial institutions selected based upon their credit ratings and other financial factors. We monitor the creditworthiness of counterparties throughout the duration of the derivative instrument.

Derivative Holdings Designated as Hedges

For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature of the hedged items and the relationships between the hedging instruments and the hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and the methods of assessing hedge effectiveness and ineffectiveness. In addition, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative instrument would be recognized in earnings immediately. Gains or losses recognized in earnings for any of the periods presented were not significant. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period, which we evaluate periodically.

The primary currencies to which we are exposed are the euro, British pound, Canadian dollar, and Australian dollar. Generally, merchandise inventories are purchased by each geographic area in their respective local currency with the exception of the United Kingdom, whose merchandise inventory purchases are denominated in euros.

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

The notional value of the contracts outstanding at February 1, 2020 and February 2, 2019 was $92 million and $117 million, respectively. As of February 1, 2020, all of our hedged forecasted transactions extend less than twelve months into the future, and we expect all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The balance in AOCL as of February 1, 2020 was a loss of $3 million and as of February 2, 2019 it was not significant.

2019 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Holdings Not Designated as Hedges

We enter into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within SG&A or Other income, net, depending on the type of transaction. The aggregate amount recognized for these contracts was not significant for any of the periods presented.

The notional value of foreign exchange forward contracts outstanding at February 1, 2020 and February 2, 2019 was $1 million and $11 million, respectively. The foreign exchange forward contracts outstanding at February 1, 2020 matured during February 2020.

Fair Value of Derivative Contracts

The following represents the fair value of our derivative contracts. Many of our agreements allow for a netting arrangement. The following is presented on a gross basis, by type of contract:

	Balance Sheet	February 1,	February 2,
($ in millions)	Caption	2020	2019
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$4	$1

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at February 1, 2020:

	Contract Value	Weighted-Average
	($ in millions)	Exchange Rate
Inventory
Buy €/Sell British £	$92	0.8847

Intercompany
Buy US $/Sell CAD $	$1	1.3167

Business Risk

The retailing business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in the Company’s business. We operate in 27 countries and purchased approximately 91 percent of our merchandise in 2019 from our top 5 suppliers. In 2019, we purchased approximately 71 percent of our athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 43 to 77 percent of their merchandise from Nike.

Included in our Consolidated Balance Sheet at February 1, 2020, are the net assets of the Company’s European operations, which total $487 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

19. Fair Value Measurements

We categorize our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

2019 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. Our financial assets recorded at fair value are categorized as follows:

Level 1 -     Quoted prices for identical instruments in active markets.

Level 2 -     Observable inputs other than quoted prices included within Level 1, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 -     Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

Our derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of February 1, 2020			As of February 2, 2019
	($ in millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	—	7	—	—	6	—
Total Assets	$—	$7	$—	$—	$6	$—

Liabilities
Foreign exchange forward contracts	—	4	—	—	1	—
Total Liabilities	$—	$4	$—	$—	$1	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, other intangible assets and minority investments that are not accounted for under the equity method of accounting. These assets are measured using Level 3 inputs, if determined to be impaired.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2.

	February 1, 2020	February 2, 2019
	($ in millions)
Carrying value	$122	$124
Fair value	$135	$136

The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

2019 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

We have defined benefit pension plans covering certain of our North American employees. In May 2019, the U.S. qualified pension plan was amended such that all employees who were not participants in the plan as of December 31, 2019, will not become participants after such date. All benefit accruals were frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of December 31, 2019. For participants with more than eleven years of service as of December 31, 2019, benefit accruals will be frozen as of December 31, 2022. Participants will continue to accrue interest in accordance with the plan’s provisions.

We also sponsor postretirement medical and life insurance plans, which are available to most of our retired U.S. employees. These plans are contributory and are not funded. The measurement date of the assets and liabilities is the month-end date that is closest to our fiscal year end. The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$739	$683	$12	$15
Service cost	20	18	—	—
Interest cost	27	29	—	—
Plan participants’ contributions	—	—	1	1
Actuarial (gain) / loss	76	(16)	—	(2)
Foreign currency translation adjustments	(1)	(4)	—	—
Plan reformation (1)	—	194	—	—
Benefits paid	(85)	(165)	(2)	(2)
Settlement	(1)	—	—	—
Benefit obligation at end of year	$775	$739	$11	$12

Change in plan assets
Fair value of plan assets at beginning of year	$644	$697
Actual return on plan assets	100	(15)
Employer contributions	57	131
Foreign currency translation adjustments	(1)	(4)
Benefits paid	(85)	(165)
Fair value of plan assets at end of year	$715	$644

Funded status	$(60)	(95)	$(11)	$(12)

Amounts recognized on the balance sheet:
Other assets	$3	$7	$—	$—
Accrued and other liabilities	(2)	(3)	(1)	(1)
Other liabilities	(61)	(99)	(10)	(11)
	$(60)	$(95)	$(11)	$(12)

(1)	In connection with the pension litigation, the Company reformed its U.S. qualified pension plan during the second quarter of 2018 in accordance with the court’s order.

2019 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Amounts recognized in accumulated other
comprehensive loss, pre-tax:
Net loss (gain)	$392	$391	$(5)	$(6)
Prior service cost	—	1	—	—
	$392	$392	$(5)	$(6)

The Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation for both 2019 and 2018. The Company’s non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects both the U.S. qualified plan and the non-qualified plans for both 2019 and 2018.

	2019	2018
	($ in millions)
Projected benefit obligation	$727	$696
Accumulated benefit obligation	727	696
Fair value of plan assets	664	593

The following tables set forth the changes in AOCL (pre-tax) at February 1, 2020:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
Net actuarial loss (gain) at beginning of year	$391	$(6)
Amortization of net (loss) gain	(12)	1
Loss arising during the year	13	—
Foreign currency fluctuations	—	—
Net actuarial loss (gain) at end of year (1)	$392	$(5)

(1)	The amounts in AOCL that are expected to be recognized as components of net periodic benefit cost (income) during the next year are approximately $12 million and $(1) million related to the pension and postretirement plans, respectively.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate	2.9%	4.0%	3.0%	4.1%
Rate of compensation increase	3.6%	3.6%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $601 million and $615 million for 2019 and 2018, respectively.

2019 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate (1)	4.0%	4.0%	4.0%	4.1%	3.7%	4.0%
Rate of compensation increase	3.6%	3.6%	3.6%
Expected long-term rate of return on assets	5.8%	5.9%	5.8%
(1)	The U.S qualified pension plan was remeasured during the second quarter of 2018 in connection with the pension litigation. The discount rate used to determine the benefit obligation in 2018 before the remeasurement was 3.7%.

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of future contributions by the Company.

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income.

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017

Service cost	$20	$18	$17	$—	$—	$—
Interest cost	27	29	25	—	—	1
Expected return on plan assets	(37)	(38)	(37)	—	—	—
Amortization of net loss (gain)	12	12	13	(1)	(1)	(2)
Net benefit expense (income)	$22	$21	$18	$(1)	$(1)	$(1)

Service cost is recognized as a component of SG&A and the remaining pension and postretirement expense components are recognized as part of Other income, net. In 2017 all components of net benefit expense (income) were recognized as part of SG&A.

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at February 1, 2020 was $10 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2019	2018	2017	2019	2018	2017
Initial cost trend rate	6.5%	6.5%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2025	2020	2019	2018

2019 Form 10-K Page 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2019	2018	2017	2019	2018	2017
Initial cost trend rate	6.5%	7.0%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2021	2019	2018	2017

A one percentage-point change in the assumed health care cost trend rates would have the following effects on the SERP Medical Plan:

	1% Increase	1% (Decrease)
	($ in millions)
Effect on total service and interest cost components	$1	$—
Effect on accumulated postretirement benefit obligation	2	(1)

The mortality assumption used to value the Company’s 2019 U.S. pension obligations was the Pri-2012 mortality table with generational projection using modified MP-2019 for both males and females, while in the prior year the obligation was valued using the RP-2017 mortality table with generational projection using modified MP-2017. The Company used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations for 2019, while in the prior year the obligation was valued using the RP-2000 mortality table with generational projection using scale AA. For the SERP Medical Plan, the mortality assumption used to value the 2019 obligation was updated to the PriH-2012 table with generational projection using MP-2019, while in the prior year the obligation was valued using the RPH-2018 table with generational projection using MP-2018.

Plan Assets

The target composition of the Company’s Canadian qualified pension plan assets is 95 percent fixed-income securities and 5 percent equities. The Company believes plan assets are invested in a conservative manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan.

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

The Company believes plan assets are invested in a conservative manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account the Company’s expected contributions and the level of funding risk deemed appropriate. The Company’s investment strategy seeks to diversify assets among classes of investments with differing rates of return, volatility, and correlation in order to reduce funding risk. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

2019 Form 10-K Page 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date.

The fair values of the Canadian pension plan assets at February 1, 2020 and February 2, 2019 were as follows:

	Level 1	Level 2	Level 3	2019 Total	2018 Total*
	($ in millions)
Cash equivalents	$—	$1	$—	$1	$1
Equity securities:
Canadian and international (1)	2	—	—	2	3
Fixed-income securities:
Cash matched bonds (2)	—	48	—	48	47
Total assets at fair value	$2	$49	$—	$51	$51

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2019 and 2018.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

The fair values of the Company’s U.S. pension plan assets at February 1, 2020 and February 2, 2019 were as follows:

	Level 1	Level 2	Level 3	2019 Total	2018 Total*
	($ in millions)
Cash equivalents	$—	$3	$—	$3	$3
Equity securities:
U.S. large-cap (1)	—	116	—	116	106
U.S. mid-cap (1)	—	34	—	34	32
International (2)	—	78	—	78	72
Corporate stock (3)	15	—	—	15	22
Fixed-income securities:
Long duration corporate and government bonds (4)	—	273	—	273	234
Intermediate duration corporate and government bonds (5)	—	121	—	121	104
Other types of investments:
Real estate securities (6)	—	23	—	23	20
Insurance contracts	—	1	—	1	—
Total assets at fair value	$15	$649	$—	$664	$593

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2019 and 2018.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of two fixed-income funds that invest primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to exceed the performance of related indices.
(6)	This category consists of one fund that invests in global real estate securities.

2019 Form 10-K Page 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions and Expected Payments

We made a contribution of $55 million and $128 million to our U.S. qualified pension plan during 2019 and 2018, respectively. During 2019, we also paid $2 million in pension benefits related to our non-qualified pension plans. We do not anticipate making any contributions to the U.S. qualified pension plans in 2020, however we continually evaluate the amount and timing of any potential contributions based on market conditions and other factors.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
	Benefits	Benefits
	($ in millions)
2020	$103	$1
2021	52	1
2022	52	1
2023	49	—
2024	46	—
2025-2029	211	2

Savings Plans

The Company has two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Eligible associates may contribute to the plans following 28 days of employment and are eligible for Company matching contributions upon completion of one year of service consisting of at least 1,000 hours. As of January 1, 2020, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $19,500 for the U.S. plan and $15,000 for the Puerto Rico plan. Prior to January 1, 2020, the Company matched 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Effective January 1, 2020, the Company matches 100 percent of employees’ pre-tax contributions on up to the first 1 percent and 50 percent of the next 5 percent of the employees’ compensation (subject to certain limitations). Prior to January 1, 2020, such matching contributions are vested incrementally over the first five years of participation for both plans. Effective January 1, 2020, matching contributions are vested over two years. The charge to operations for the Company’s matching contribution was $4 million for both 2019 and 2018.

21. Share-Based Compensation

Stock Awards

Under our 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers and other employees of the Company, including its subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of the Company’s common stock reserved for all awards to 14 million shares. As of February 1, 2020, there were 7,476,896 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under our 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of the Company’s common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 2,379,218 shares available for purchase as of February 1, 2020. During 2019 and 2018, participating employees purchased 96,451 shares and 48,196 shares, respectively.

2019 Form 10-K Page 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	2019	2018	2017
	($ in millions)
Options and shares purchased under the ESPP	$6	$7	$9
Restricted stock and restricted stock units	12	15	6
Total share-based compensation expense	$18	$22	$15

Tax benefit recognized	$2	$3	$4

Valuation Model and Assumptions

The Black-Scholes option-pricing model is used to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

We estimate the expected term of share-based awards using the Company’s historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year.

We estimate the expected volatility of our common stock at the grant date using a weighted-average of the Company’s historical volatility and implied volatility from traded options on the Company’s common stock. We believe that this combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from the Company’s historical experience.

The following table shows the assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2019	2018	2017	2019	2018	2017
Weighted-average risk free rate of interest	2.2%	2.7%	2.1%	2.2%	2.0%	1.0%
Expected volatility	38%	37%	25%	54%	50%	30%
Weighted-average expected award life (in years)	5.5	5.5	5.4	1.0	1.0	1.0
Dividend yield	2.6%	3.1%	1.9%	3.1%	2.0%	2.0%
Weighted-average fair value	$17.07	$12.42	$14.74	$16.68	$15.29	$10.96

2019 Form 10-K Page 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information set forth in the following table covers options granted under the Company’s stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,861		$52.34
Granted	321		58.65
Exercised	(171)		26.97
Expired or cancelled	(130)		59.79
Options outstanding at February 1, 2020	2,881	5.7	$54.21
Options exercisable at February 1, 2020	2,162	4.8	$53.70

The total fair value of options vested during 2019 and 2018 was $6 million and $8 million, respectively. During the year ended February 1, 2020, we received $5 million in cash from option exercises and recognized a related tax benefit of $1 million.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	2019	2018	2017
	($ in millions)
Exercised	$5	$4	$22

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

2019
($ in millions)
Outstanding	$5
Outstanding and exercisable	$4

As of February 1, 2020, there was $3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at February 1, 2020:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$9.85 to $18.84	126	1.1	$18.60	126	$18.60
$24.75 to $36.51	377	3.1	32.13	334	31.77
$44.78 to $45.75	567	6.3	44.91	348	44.99
$46.64 to $62.11	927	6.3	59.99	615	60.82
$63.33 to $73.21	884	6.4	68.57	739	67.75
	2,881	5.7	$54.21	2,162	$53.70

2019 Form 10-K Page 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,022		$47.47
Granted (1)	306		58.48
Vested	(89)		60.54
Performance adjustment (2)	(259)
Forfeited	(44)		52.81
Nonvested at February 1, 2020	936	1.3	$49.25

Aggregate value ($ in millions)	$46

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

The total fair value of awards vested was $5 million, $7 million, and $15 million for 2019, 2018, and 2017, respectively. At February 1, 2020, there was $20 million of total unrecognized compensation cost related to nonvested RSU awards.

22. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company and certain officers of the Company were defendants in a purported securities law class action in New York. During the third quarter of 2019, the Court granted the Company’s motion to dismiss the class action and the plaintiffs’ time to appeal has expired. The directors and certain officers of the Company were defendants in related derivative actions filed in state and federal court. The courts ordered the dismissals of plaintiffs’ complaints following the parties’ submission of a joint stipulation to dismiss.

2019 Form 10-K Page 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, as described above, would have a material adverse effect on our consolidated financial position, liquidity, or results of operations, taken as a whole, based upon current knowledge and taking into consideration current accruals. Litigation is inherently unpredictable. Judgments could be rendered or settlements made that could adversely affect the Company’s operating results or cash flows in a particular period.

23. Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

Sales
2019	2,078	1,774	1,932	2,221	$8,005
2018	2,025	1,782	1,860	2,272	$7,939
Gross margin (1)
2019	689	534	620	700	$2,543
2018	666	539	588	735	$2,528
Operating profit (2)
2019	228	81	164	176	$649
2018	224	112	144	219	$699
Net income (3), (4), (5)
2019	172	60	125	134	$491
2018	165	88	130	158	$541
Basic earnings per share (6)
2019	1.53	0.55	1.16	1.28	$4.52
2018	1.39	0.76	1.14	1.40	$4.68
Diluted earnings per share (6)
2019	1.52	0.55	1.16	1.27	$4.50
2018	1.38	0.75	1.14	1.39	$4.66

(1)	Gross margin represents sales less cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.
(2)	Operating profit represents income before income taxes, net interest income and non-operating income.
(3)	In connection with the pension plan reformation, we recorded charges of $1 million during each quarter of 2019. Related to the same matter, in 2018 we recorded charges of $12 million, $3 million, $2 million, and $1 million during the first, second, third, and fourth quarters of 2018, respectively.
(4)	During the fourth quarters of 2019 and 2018, we recorded impairment charges totaling $48 million and $19 million, respectively. In the second quarter of 2019, we recorded lease termination costs of $13 million related to the closing of SIX:02 locations. See Note 3, Impairment and Other Charges for additional information.
(5)	During second, third, and fourth quarters 2018, we recorded benefits of $1 million, $23 million, and $4 million, respectively, from the completion of the accounting for the Tax Act. See Note 17, Income Taxes for further information.
(6)	Quarterly income per share amounts may not total to the annual amount due to changes in weighted-average shares outstanding during the year.

24. Subsequent Events

On February 19, 2020, we announced that our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock. The dividend will be payable on May 1, 2020 to shareholders of record at the close of business on April 17, 2020. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition, and other factors.

COVID-19 is having a significant effect on overall economic conditions in the various geographic areas in which we have operations. Our top priority is to protect our associates and their families, our customers, and our operations. We are taking all precautionary measures as directed by health authorities and local and national governments. On March 18, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily closed our stores across all of our brands in North America, EMEA, and Malaysia. On March 25, 2020, we temporarily closed our stores in New Zealand.

2019 Form 10-K Page 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The rest of our locations in the Asia Pacific region, which include Hong Kong, Singapore, and Australia, will remain open subject to direction from local and national governments.

We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period, may be required to help ensure the health and safety of our associates and our customers. COVID-19 has and may continue to have an effect on ports and trade, as well as global travel. We have set up a special management committee and the committee is taking the necessary precautionary measures to protect the health and safety of our associates as well as following the guidance provided by local health authorities. Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic, the related financial affect cannot be reasonably estimated at this time but are expected to materially affect our business for the first quarter and full year of 2020.

On March 19, 2020, in order to increase our cash position and help preserve our financial flexibility, we have drawn $330 million of our credit facility.

2019 Form 10-K Page 75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 1, 2020. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

We are currently migrating our point-of-sale software to a new platform. Approximately 2,900 stores have been converted to the new software platform as of February 1, 2020, and we currently expect to complete the implementation in the first half of 2020. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

Additionally, during the fourth quarter of 2018 the Company implemented a new leasing accounting system in advance of the adoption of the new leasing standard that was effective the first quarter of 2019. We revised our controls in connection with this adoption and further refined business processes and made changes to the design and implementation of our internal control in connection with the new standard.

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

2019 Form 10-K Page 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

March 27, 2020

2019 Form 10-K Page 77

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

2019 Form 10-K Page 78

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 79 through 82.

Item 16. Form 10-K Summary

None.

2019 Form 10-K Page 79

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10-Q”)).

3.2

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

3.3	By-Laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 20, 2018 filed on February 22, 2018).

4.1

The rights of holders of the Registrant’s equity securities are defined in the Registrant’s Certificate of Incorporation, as amended (incorporated herein by reference to (a) Exhibits 3(i)(a) and 3(i)(b) to the July 26, 1997 Form 10-Q, Exhibit 4.2(a) to the 1998 Form S-8, and Exhibit 4.2 to the 2001 Form S-8.

4.2	Indenture, dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334)).

4.3	Form of 8-1/2% Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated January 16, 1992).

4.4*	Description of Registrant’s Securities

10.1

Credit Agreement, dated as of May 19, 2016, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2016 filed on May 19, 2016).

10.2†

Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 23, 2014 filed on December 31, 2014.

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

2019 Form 10-K Page 80

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

10.12†

Amendment Number Three to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019 (the “May 22, 2019 Form 8-K”)).

10.13†

Amendment Number Four to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 filed on September 11, 2019).

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

10.22†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).

2019 Form 10-K Page 81

Exhibit No.	Description

10.23†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the March 26, 2014 Form 8-K).

10.24†	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).

10.25†	Form of Restricted Stock Unit Award Agreement for RSU portion of long-term incentive compensation awards (incorporated herein by reference to Exhibit 10.1 to the March 23, 2016 Form 8-K).

10.26†	Form of Restricted Stock Unit Award Agreement for long-term incentive RSU awards (incorporated herein by reference to Exhibit 10.2 to March 23, 2016 Form 8-K).

10.27†

Form of Restricted Stock Unit Award Agreement (New Hire) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 filed on September 7, 2016).

10.28†	Form of Accelerate Future Growth Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 12, 2018 filed on April 18, 2018.)

10.29	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).

10.30

Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.31

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.32	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

10.33†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.34†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

10.35†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

2019 Form 10-K Page 82

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

2019 Form 10-K Page 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman, President and Chief Executive Officer

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2020, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ LAUREN B. PETERS
Richard A. Johnson	Lauren B. Peters
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ ULICE PAYNE, JR.
Giovanna Cipriano	Ulice Payne, Jr.
Senior Vice President and Chief Accounting Officer	Director

/s/ MAXINE CLARK	/s/ DARLENE NICOSIA
Maxine Clark	Darlene Nicosia
Director	Director

/s/ ALAN D. FELDMAN	/s/ CHERYL NIDO TURPIN
Alan D. Feldman	Cheryl Nido Turpin
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ KIMBERLY K. UNDERHILL
Guillermo G. Marmol	Kimberly K. Underhill
Director	Director

/s/ MATTHEW M. MCKENNA	/s/ TRISTAN WALKER
Matthew M. McKenna	Tristan Walker
Director	Director

/s/ STEVEN OAKLAND	/s/ DONA D. YOUNG
Steven Oakland	Dona D. Young
Director	Lead Director

2019 Form 10-K Page 84

2019 Form 10-K Page 85