Form 10-Q
period 2020-08-01
FOOT LOCKER, INC.
filed 2020-09-09
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 1, 2020

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

Number of shares of Common Stock outstanding as of August 28, 2020: 104,391,265

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, tax rates, business opportunities and expansion, strategic acquisitions or investments, expenses, dividends, share repurchases, and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., and the effects of the coronavirus pandemic (COVID-19) and recent social unrest on our financial results. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this filing. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the ongoing uncertainty caused by the COVID-19 pandemic and social unrest. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Item 1A Risk Factors” included in this Form 10-Q. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1,	August 3,	February 1,
	2020	2019	2020
	(Unaudited)	(Unaudited)	*
	($ in millions)
ASSETS

Current assets:
Cash and cash equivalents	$1,373	$939	$907
Merchandise inventories	1,194	1,227	1,208
Other current assets	266	280	271
	2,833	2,446	2,386
Property and equipment, net	782	796	824
Operating lease right-of-use assets	2,810	2,976	2,899
Deferred taxes	70	92	81
Goodwill	158	156	156
Other intangible assets, net	19	21	20
Other assets	240	233	223
	$6,912	$6,720	$6,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	630	420	333
Accrued and other liabilities	455	312	343
Current portion of operating lease obligations	587	497	518
	1,672	1,229	1,194
Long-term debt and obligations under finance leases	124	123	122
Long-term operating lease obligations	2,579	2,750	2,678
Other liabilities	134	106	122
Total liabilities	4,509	4,208	4,116
Shareholders’ equity
Common stock and paid-in capital: 104,391,691;
113,119,460; and 104,187,310 shares outstanding, respectively	774	825	764
Retained earnings	1,996	2,226	2,103
Accumulated other comprehensive loss	(367)	(384)	(394)
Less: Treasury stock at cost: 426; 3,578,395;
and -- shares, respectively	—	(155)	—
Total shareholders' equity	2,403	2,512	2,473
	$6,912	$6,720	$6,589

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2020 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	(in millions, expect per share amounts)
Sales	$2,077	$1,774	$3,253	$3,852

Cost of sales	1,539	1,240	2,444	2,629
Selling, general and administrative expenses	387	393	703	809
Depreciation and amortization	44	46	88	90
Impairment and other charges	38	14	54	15
Income (loss) from operations	69	81	(36)	309

Interest (expense) income, net	(2)	2	(3)	6
Other income, net	3	2	4	4
Income (loss) before income taxes	70	85	(35)	319
Income tax expense	25	25	30	87
Net income (loss)	$45	$60	$(65)	$232

Basic earnings (loss) per share	$0.43	$0.55	$(0.62)	$2.09
Weighted-average shares outstanding	104.5	110.8	104.4	111.6

Diluted earnings (loss) per share	$0.43	$0.55	$(0.62)	$2.08
Weighted-average shares outstanding, assuming dilution	105.1	111.1	104.4	112.1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2020 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	($ in millions)
Net income (loss)	$45	$60	$(65)	$232
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax of $4, $-, $2, and $1, respectively	36	(6)	20	(21)

Cash flow hedges:
Change in fair value of derivatives, net of income tax benefit of $-, $-, $1, and $- respectively	—	5	3	3

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $-, $2 and $-, respectively	1	1	4	4
Comprehensive income (loss)	$82	$60	$(38)	$218

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2020 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at May 2, 2020	104,245	$767	(23)	$—	$1,951	$(404)	$2,314
Restricted stock issued	13						—
Issued under director and stock plans	134	3					3
Share-based compensation expense		4					4
Reissued - Employee Stock Purchase Plan ("ESPP")			23	—			—
Net income					45		45
Translation adjustment, net of tax						36	36
Pension and postretirement adjustments, net of tax						1	1
Balance at August 1, 2020	104,392	$774	—	$—	$1,996	$(367)	$2,403

Balance at May 4, 2019	113,161	$820	(774)	$(41)	$2,207	$(384)	$2,602
Restricted stock issued	16						—
Issued under director and stock plans	23	(1)					(1)
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(1)	—			—
Share repurchases			(2,900)	(120)			(120)
Reissued - ESPP			96	6			6
Net income					60		60
Cash dividends declared on common stock ($0.38 per share)					(41)		(41)
Translation adjustment, net of tax						(6)	(6)
Change in cash flow hedges, net of tax						5	5
Pension and postretirement adjustments, net of tax						1	1
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$2,512

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$2,473
Restricted stock issued	67						—
Issued under director and stock plans	137	3					3
Share-based compensation expense		7					7
Shares of common stock used to satisfy tax withholding obligations			(23)	—			—
Reissued - ESPP			23	—			—
Net loss					(65)		(65)
Cash dividends declared on common stock ($0.40 per share)					(42)		(42)
Translation adjustment, net of tax						20	20
Change in cash flow hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						4	4
Balance at August 1, 2020	104,392	$774	—	$—	$1,996	$(367)	$2,403

Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$2,506
Restricted stock issued	88						—
Issued under director and stock plans	179	3					3
Share-based compensation expense		13					13
Shares of common stock used to satisfy tax withholding obligations			(32)	(2)			(2)
Share repurchases			(2,932)	(122)			(122)
Reissued - ESPP			96	6			6
Net income					232		232
Cash dividends declared on common stock ($0.76 per share)					(84)		(84)
Translation adjustment, net of tax						(21)	(21)
Change in cash flow hedges, net of tax						3	3
Pension and postretirement adjustments, net of tax						4	4
Cumulative effect of the adoption of Topic 842					(26)		(26)
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$2,512

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2020 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	August 1,	August 3,
	2020	2019
	($ in millions)
From operating activities:
Net (loss) income	$(65)	$232
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash impairment and other charges	31	—
Depreciation and amortization	88	90
Deferred income taxes	22	(10)
Share-based compensation expense	7	13
Qualified pension plan contributions	—	(55)
Change in assets and liabilities:
Merchandise inventories	12	32
Accounts payable	291	37
Accrued and other liabilities	142	(40)
Other, net	78	29
Net cash provided by operating activities	606	328

From investing activities:
Capital expenditures	(83)	(81)
Minority investments	(8)	(45)
Net cash used in investing activities	(91)	(126)

From financing activities:
Proceeds from the revolving credit facility	330	—
Repayment of the revolving credit facility	(330)	—
Payment of revolving credit agreement costs	(4)	—
Purchase of treasury shares	—	(122)
Dividends paid on common stock	(42)	(84)
Issuance of common stock	—	4
Treasury stock reissued under employee stock plan	—	3
Proceeds from common stock issued under employee stock plans	2	—
Shares of common stock repurchased to satisfy tax withholding obligations	—	(2)
Net cash used in financing activities	(44)	(201)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(3)	(8)
Net change in cash, cash equivalents, and restricted cash	468	(7)
Cash, cash equivalents, and restricted cash at beginning of year	942	981
Cash, cash equivalents, and restricted cash at end of period	$1,410	$974

Cash paid during the year:
Interest	$7	$5
Income taxes	$11	$111

Non-cash investing and financing activities:
Cash paid for amounts included in measurement of lease liabilities	$279	$338
Right-of-use assets obtained in exchange for operating lease obligations	$135	$114
Leases obtained in exchange for finance lease obligations	$4	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2020 Form 10-Q Page 5

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

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The results of operations for the periods ended August 1, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2020. Specifically, we are uncertain of the extent to which the coronavirus (“COVID-19”) pandemic will affect our sales, traffic to our stores, including our distribution capabilities and those of our suppliers.

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

Recent Accounting Pronouncements

On February 2, 2020, we adopted FASB guidance on the accounting for implementation costs of a cloud computing arrangement that is considered to be a service contract, that requires companies to follow the guidance for internal-use software to determine which costs to capitalize in a cloud computing arrangement that is a service contract. Under this guidance, such implementation costs will be capitalized in Other assets on the Condensed Consolidated Balance Sheet, with the related amortization presented in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. This guidance was applied prospectively to implementation costs incurred after February 2, 2020. The adoption of this guidance did not have a significant effect on our condensed consolidated financial statements.

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

Second Quarter 2020 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

The following table presents sales disaggregated based upon sales channel.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Sales by Channel
Stores	$1,388	$1,521	$2,202	$3,279
Direct-to-customers	689	253	1,051	573
Total sales	$2,077	$1,774	$3,253	$3,852

Sales disaggregated based upon geographic area is presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Sales by Geography
United States	$1,529	$1,209	$2,440	$2,761
International	548	565	813	1,091
Total sales	$2,077	$1,774	$3,253	$3,852

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance:

($ in millions)	August 1, 2020	August 3, 2019
Gift card liability at beginning of year	$35	$35
Redemptions	(37)	(47)
Breakage recognized in sales	(3)	(3)
Activations	36	43
Gift card liability	$31	$28

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

3. Segment Information

We have integrated all available shopping channels including stores, websites, apps, social channels, and catalogs. Store sales are primarily fulfilled from the store’s inventory but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on the availability of particular items.

Second Quarter 2020 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expense, non-operating income, and net interest (expense) income. The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Sales	$2,077	$1,774	$3,253	$3,852

Operating Results
Division profit	125	115	$46	$365
Less: Impairment and other charges (1)	38	14	54	15
Less: Corporate expense (2)	18	20	28	41
Income (loss) from operations	69	81	(36)	309
Interest (expense) income, net	(2)	2	(3)	6
Other income, net	3	2	4	4
Income (loss) before income taxes	$70	$85	$(35)	$319

(1)	During the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, we recorded pre-tax charges as detailed in Note 4, Impairment and Other Charges.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

4. Impairment and Other Charges

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Losses related to social unrest	$18	$—	$18	$—
Runners Point shut down	16	—	16	—
Impairment of long-lived assets and right-of-use assets	—	—	15	—
Eastbay reorganization	3	—	3	—
Pension litigation related charges	1	1	2	2
Lease termination costs	—	13	—	13
Total impairment and other charges	$38	$14	$54	$15

We recorded charges of $18 million related to social unrest in the second quarter, which resulted in physical damage and inventory loss to approximately 135 stores. This charge included inventory losses of $14 million, damages to store property of $2 million, and repairs and other costs of $2 million. We are currently working with our insurers to determine the amount of our covered losses under our property insurance policy. Insurance recovery for losses in excess of our deductible will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and plan to consolidate certain Eastbay operations from Wausau, Wisconsin into the Champs Sports headquarters in Bradenton, Florida. We recorded charges of $16 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay.

Second Quarter 2020 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of the decision to close the Runners Point banner, certain Runners Point stores will convert to other banners and approximately 40 Runners Point and Sidestep stores will close prior to their natural lease expiration. The following table presents a rollforward of our restructuring liability, which is recorded in Accrued and other liabilities on the Condensed Consolidated Balance Sheets. The remaining restructuring liability at August 1, 2020, which primarily relates to severance payments, is expected to be substantially paid within the next twelve months.

($ in millions)	Runners Point	Eastbay	Total
Balance as of February 1, 2020	$—	$—	$—
Charges	16	3	19
Payments	(2)	(2)	(4)
Foreign currency fluctuations	1	—	1
Balance as of August 1, 2020	$15	$1	$16

Due to the COVID-19 pandemic and its effect on our actual and projected results, during the first quarter of 2020 we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, of 70 stores and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets.

The Company and its U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. We recorded charges of $2 million for both the twenty-six weeks ended August 1, 2020 and August 3, 2019 related to administrative expenses in connection with the reformation. For the twenty-six weeks ended August 3, 2019, we incurred $13 million of lease termination costs related to the closure of our SIX:02 locations.

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	August 1,	August 3,	February 1,
($ in millions)	2020	2019	2020
Cash and cash equivalents	$1,373	$939	$907
Restricted cash included in other current assets	7	5	6
Restricted cash included in other non-current assets	30	30	29
Cash, cash equivalents, and restricted cash	$1,410	$974	$942

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

Second Quarter 2020 Form 10-Q Page 9

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

In addition to performing our qualitative assessment of as the beginning of the year, we performed an additional quantitative assessment during the first quarter due to the COVID-19 pandemic and its effect on our results and stock price. Neither assessment resulted in the recognition of impairment.

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	August 1, 2020			August 3, 2019			February 1, 2020
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$119	$(113)	$6	$116	$(108)	$8	$115	$(108)	$7
Trademarks / trade names	20	(16)	4	20	(15)	5	20	(16)	4
	$139	$(129)	$10	$136	$(123)	$13	$135	$(124)	$11

Indefinite life intangible assets: (1)
Trademarks / trade names			$9			$8			$9
Other intangible assets, net			$19			$21			$20
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2020 did not result in the recognition of impairment.

Second Quarter 2020 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2020	$2
2021	2
2022	2
2023	2
2024	1
2025	1

8. Revolving Credit Facility

In the first quarter of 2020, we borrowed $330 million under our revolving credit facility. During the second quarter of 2020, we repaid the amount borrowed. On July 14, 2020, we amended to our credit agreement with the banks (as amended, “2020 Credit Agreement”). The 2020 Credit Agreement now provides for a $600 million asset-based revolving credit facility maturing on July 14, 2025.

At our option, interest is determined by either (1) the eurodollar rate, determined by reference to LIBOR, plus a margin of 1.75 percent to 2.25 percent per annum, or (2) the base rate, determined by reference to the federal funds rate, plus a margin of 0.75 percent to 1.25 percent, in each case, depending on availability under the 2020 Credit Agreement. In addition, we are paying a commitment fee of 0.50 percent per annum on the unused portion of the commitments under the 2020 Credit Agreement.

If certain specified events of default have occurred and are continuing, or if availability under the 2020 Credit Agreement is less than or equal to the greater of $60 million and 10 percent of the Loan Cap (as defined in the 2020 Credit Agreement), we are required to test compliance with a minimum consolidated fixed charge coverage ratio of 1.00 as of the end of each fiscal quarter.

9. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

($ in millions)	August 1, 2020	August 3, 2019	February 1, 2020
8.5% debentures payable 2022	$118	$118	$118
Unamortized gain related to interest rate swaps (1)	3	5	4
Obligations under finance leases	3	—	—
	$124	$123	$122

(1)	In 2009, we terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

The current portion of obligations under finance leases was $1 million at August 1, 2020 and is included in Accrued and Other liabilities.

Second Quarter 2020 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	August 1,	August 3,	February 1,
($ in millions)	2020	2019	2020
Foreign currency translation adjustments	$(84)	$(105)	$(104)
Cash flow hedges	—	3	(3)
Unrecognized pension cost and postretirement benefit	(283)	(282)	(287)
	$(367)	$(384)	$(394)

The changes in AOCL for the twenty-six weeks ended August 1, 2020 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 1, 2020	$(104)	$(3)	$(287)	$(394)

OCI before reclassification	20	3	—	23
Amortization of pension actuarial loss, net of tax	—	—	4	4
Other comprehensive income	20	3	4	27
Balance as of August 1, 2020	$(84)	$—	$(283)	$(367)

Reclassifications from AOCL for the twenty-six weeks ended August 1, 2020 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$6
Income tax benefit	(2)
Total, net of tax	$4

11. Fair Value Measurements

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

Second Quarter 2020 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of August 1, 2020			As of August 3, 2019			As of February 1, 2020
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	—	7	—	—	6	—	—	7	—
Foreign exchange forward contracts		1		—	4	—	—	—	—
Total Assets	$—	$8	$—	$—	$10	$—	$—	$7	$—

Liabilities
Foreign exchange forward contracts	—	4	—	—	—	—	—	4	—
Total Liabilities	$—	$4	$—	$—	$—	$—	$—	$4	$—

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

Minority interests measured using the fair value measurement alternative had a carrying value of $137 million, $133 million, and $137 million as of August 1, 2020, August 3, 2019, and February 1, 2020, respectively, and are included within Other assets. During the fourth quarter of 2019, we recorded a non-cash charge of $7 million related to the write-down of such minority investments.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and therefore are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	August 1, 2020	August 3, 2019	February 1, 2020
Carrying value	$121	$123	$122
Fair value	$129	$136	$135

The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

Second Quarter 2020 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Earnings Per Share

We account for earnings per share (“EPS”) using the treasury stock method. Basic EPS is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted earnings per share reflects the weighted-average number of common shares outstanding during the period used in the basic EPS computation plus dilutive common stock equivalents. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on EPS.

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	(in millions, except per share data)
Net income (loss)	$45	$60	$(65)	$232

Weighted-average common shares outstanding	104.5	110.8	104.4	111.6
Dilutive effect of potential common shares	0.6	0.3	—	0.5
Weighted-average common shares outstanding assuming dilution	105.1	111.1	104.4	112.1

Earnings (loss) per share - basic	$0.43	$0.55	$(0.62)	$2.09
Earnings (loss) per share - diluted	$0.43	$0.55	$(0.62)	$2.08

Anti-dilutive share-based awards excluded from diluted calculation	2.7	2.4	2.7	1.8

Restricted stock units related to our long-term incentive programs of 0.5 million and 0.7 million have been excluded from diluted weighted-average shares for the periods ended August 1, 2020 and August 3, 2019, respectively. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

13. Pension

We have a defined benefit pension plan covering certain of our North American employees.

The components of net periodic pension benefit cost are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income, net.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Service cost	$3	$5	$7	$10
Interest cost	6	6	11	13
Expected return on plan assets	(10)	(9)	(19)	(18)
Amortization of net loss	3	3	6	6
Net benefit expense	$2	$5	$5	$11

Second Quarter 2020 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Options and shares purchased under stock purchase plan	$2	$2	$4	$4
Restricted stock units	2	4	3	9
Total share-based compensation expense	$4	$6	$7	$13

Tax benefit recognized	$1	$—	$1	$1

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Stock Option Plans		Stock Purchase Plan
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Weighted-average risk free rate of interest	0.6%	2.2%	2.0%	2.3%
Expected volatility	42%	38%	48%	57%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	4.9%	2.6%	4.0%	2.8%
Weighted-average fair value	$5.03	$17.19	$15.03	$20.33

The information in the following table covers option activity under our stock option plans for the twenty-six weeks ended August 1, 2020:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,881		$54.21
Granted	1,069		21.61
Exercised	(4)		15.10
Expired or cancelled	(57)		48.53
Options outstanding at August 1, 2020	3,889	6.4	$45.37
Options exercisable at August 1, 2020	2,473	4.8	$54.67
Options available for future grant at August 1, 2020	5,655

Second Quarter 2020 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of options vested during the thirteen weeks ended August 1, 2020 and August 3, 2019 was $5 million and $6 million, respectively. The cash received and related tax benefits realized from option exercises during the thirteen and twenty-six weeks ended August 1, 2020 was not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Exercised	$—	$—	$—	$5

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
	($ in millions)
Outstanding	$10	$5
Outstanding and exercisable	$1	$5

As of August 1, 2020 there was $6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

The following table summarizes information about stock options outstanding and exercisable at August 1, 2020:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$18.84 to $23.09	1,176	8.8	$21.33	117	$18.84
$24.75 to $36.51	376	2.6	32.13	333	31.77
$44.78 to $45.75	561	5.7	44.91	454	44.94
$46.64 to $62.11	904	5.8	60.00	697	60.51
$63.33 to $73.21	872	5.9	68.60	872	68.60
	3,889	6.4	$45.37	2,473	$54.67

Restricted Stock Units

Restricted stock units (“RSU”) may be awarded to certain officers and key employees of the Company. Additionally, RSU awards are made to employees in connection with our long-term incentive program, and to nonemployee directors. Each RSU award represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied.

Second Quarter 2020 Form 10-Q Page 16

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

RSU activity for the twenty-six weeks ended August 1, 2020 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	936		$49.25
Granted	416		22.59
Vested	(67)		65.83
Performance adjustment (1)	(132)
Forfeited	(44)		43.45
Nonvested at August 1, 2020	1,109	1.4	$37.65

Aggregate value ($ in millions)	$42

(1)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon our current performance against predefined financial targets.

The total value of awards that vested during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $4 million and $5 million, respectively. As of August 1, 2020, there was $17 million of total unrecognized compensation cost related to nonvested awards.

15. Income Taxes

For the thirteen and twenty-six weeks ended August 1, 2020, we recorded income tax expense of $25 million and $30 million, respectively, and represented an effective tax rate of 35.4 percent and negative 85.5 percent on a pretax income and pretax loss, respectively. The effective tax rates were adversely impacted by valuation allowances related to losses in certain foreign jurisdictions. Additionally, in the first quarter we recorded a $27 million tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. Due to the improved financial outlook during the second quarter of 2020, we reversed $2 million of the revaluation charge.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, for the reporting period. In accordance with the authoritative guidance, we used a discrete effective tax rate method to calculate income taxes for the first quarter of 2020 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable. However, during the second quarter we returned to the historical practice of using an annual effective rate.

Second Quarter 2020 Form 10-Q Page 17

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. We are required to recognize the effects of tax law changes in the period of enactment. We have assessed the applicability of the CARES Act and changes to income tax laws or regulations in other jurisdictions and determined there is no significant affect to our income tax provision for the twenty-six weeks ended August 1, 2020. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

16. Legal Proceedings

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

17. Subsequent Events

During the first quarter, we suspended our second quarter dividend as a result of the economic uncertainty as a result of the COVID-19 pandemic. On August 20, 2020, our Board of Directors approved the reinstatement of our quarterly dividend program at a rate of $0.15 per share, which will be payable on October 30, 2020 to shareholders of record on October 16, 2020. The Board will continue to evaluate the dividend program on a quarterly basis.

One of our minority investments, which is measured using the fair value measurement alternative, received additional funding in August at a higher valuation than our initial investment. This transaction is expected to generate a significant non-cash gain during the third quarter.

Second Quarter 2020 Form 10-Q Page 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of banners including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, Runners Point, and Sidestep. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Company,” “we,” “our,” or “us.” We operate primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries including the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the names of our store banners (including footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu (and related e-commerce sites in the various European countries that we operate), footlocker.com.au, runnerspoint.com, sidestep-shoes.com, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Store Count

At August 1, 2020, we operated 3,100 stores as compared with 3,129 and 3,174 stores at February 1, 2020 and August 3, 2019, respectively.

Franchise Operations

A total of 138 franchised stores were operating at August 1, 2020, as compared with 139 and 133 stores at February 1, 2020 and August 3, 2019, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

COVID-19 Update

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization designated COVID-19 a pandemic. COVID-19 is having a significant effect on overall economic conditions in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns. In March, we closed all our stores in North America, EMEA (Europe, Middle East, and Africa), and most of Asia Pacific. We also transitioned to a work-from-home environment for all our office team members and temporarily closed certain of our distribution centers. Our stores remained closed for a significant portion of the first quarter, however we adjusted our openings in accordance with local government guidelines and operated for approximately 70 percent of the operating days during the second quarter.

We have set up a special COVID-19 management committee and the committee is taking the necessary precautionary measures to protect the health and safety of our team members, as well as following the guidance provided by local health authorities. We have been highly focused on the changes we are making to operate more safely in light of the COVID-19 pandemic. We implemented newly-established health protocols, including providing personal protective equipment to our team members and implementing social distancing work- practices. Prior to reopening our stores, we implemented various protocols including: occupancy limits, installing protective shields at the registers, encouraging social distancing, providing markers in our queue lines, implementing new processes for handling merchandise returns, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day.

Second Quarter 2020 Form 10-Q Page 19

We have taken numerous steps to protect the health and well-being of our team members, customers, and communities, while also focusing on further strengthening our financial liquidity and flexibility. On April 21, 2020, we communicated to our United States, Canadian, and Australian employees that we were temporarily furloughing (or its equivalent under applicable local law) the majority of our hourly store and certain of our hourly distribution centers team members. We continued to pay all active employees through the week ended April 26, 2020. All team members were called back to work during the second quarter, except in California where we have temporarily closed all mall-based stores across all of our banners at the direction of the state government. Additionally, other measures to preserve our financial position were taken, such as temporarily reducing executive salaries, temporarily suspending the cash element of director compensation, temporarily suspending share repurchases and dividends, and by significantly reducing planned capital expenditures. In July 2020, we amended our credit facility and increased it to $600 million with a 5-year maturity. Due to the positive performance of the Company’s business, strong liquidity position, and more stable cash outlook, these measures were reversed during the third quarter.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law and provided opportunities for additional liquidity, emergency assistance for individuals, families and businesses affected by COVID-19. During the first quarter, we recognized benefits from the CARES Act, including federal retention tax credits of up to $5,000 per employee for the wages and health insurance we continued to provide to team members not providing services, a deferral of employer social security taxes for the remainder of 2020, 50 percent of which is payable by December 2021 and the remainder payable by December 2022. Additionally, various jurisdictions in which we operate implemented similar legislation to encourage the continued employment of team members. We intend to continue to review and consider any available potential benefits under the CARES Act or other governmental support for which we qualify. During the twenty-six weeks ended August 1, 2020, we recognized benefits of $57 million from the various governmental support programs. We also deferred $12 million of U.S. employer social security taxes through August 1, 2020.

Additionally, the CARES Act contains several significant income tax provisions, including a temporary five-year carryback of net operating losses and relaxed restrictions on business interest deductions, as well as a permanent technical correction to the depreciation method applicable to “qualified improvement property” placed in service after 2017. We are required to recognize the effect of tax law changes in the period of enactment. We have assessed the applicability of this legislation on our income tax provision and determined there is no significant effect to our 2020 income tax provision.

The continuation of the COVID-19 outbreak may cause prolonged or additional intermittent periods of store closures, modified operating schedules, and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. We are experiencing an increase in operating costs for health and safety protocols for both our team members and customers and increased freight costs. Due to the continued effects of the COVID-19 pandemic, our results may be further negatively affected and may lead to increased asset recovery and valuation risks, such as long-lived tangible and right-of-use asset impairments and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy will likely affect the financial viability of some number of our vendors and may require other changes to our operations. Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic in our stores, the related financial affect cannot be reasonably estimated at this time but are expected to materially affect our business for the remainder of 2020. Due to these unprecedented conditions, we have withdrawn our financial guidance for 2020.

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

Second Quarter 2020 Form 10-Q Page 20

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

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each of the respective items. The income tax items represent the discrete amount that affected the period. The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Pre-tax income:
Income (loss) before income taxes	$70	$85	$(35)	$319
Pre-tax amounts excluded from GAAP:
Impairment and other charges	38	14	54	15
Adjusted income before income taxes (non-GAAP)	$108	$99	$19	$334

After-tax income:
Net income (loss)	$45	$60	$(65)	232
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $6, $4, $9, and $4 million, respectively	32	10	45	11
Tax (benefit) charge related to revaluation of certain intellectual property rights	(2)	—	25	—
U.S. tax reform	—	2	—	2
Adjusted net income (non-GAAP)	$75	$72	$5	245

Earnings per share:
Diluted earnings (loss) per share	$0.43	$0.55	$(0.62)	2.08
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.30	0.09	0.43	0.10
Tax (benefit) charge related to revaluation of certain intellectual property rights	(0.02)	—	0.24	—
Tax reform	—	0.02	—	0.02
Adjusted diluted earnings per share (non-GAAP)	$0.71	$0.66	$0.05	2.20

Second Quarter 2020 Form 10-Q Page 21

During the thirteen and twenty-six weeks ended August 1, 2020, we recorded pre-tax charges of $38 million and $54 million, respectively, classified as Impairment and Other Charges. This compares with charges of $14 million and $15 million recognized for the thirteen and twenty-six weeks ended August 3, 2019, respectively.  See the Impairment and Other Charges section for further information.

Related to the non-GAAP adjustments for income taxes, during the first quarter of 2020 we recorded a $27 million tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement. Due to the improved financial outlook during the second quarter of 2020, we reversed $2 million of the revaluation charge. In connection with U.S. tax reform, we recorded a charge for $2 million for the thirteen weeks ended August 3, 2019. The charge reflected an adjustment to U.S. tax on foreign income.

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

Results of Operations

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest (expense) income. The following table summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Sales	$2,077	$1,774	3,253	3,852

Operating Results
Division profit	125	115	46	365
Less: Impairment and other charges (1)	38	14	54	15
Less: Corporate expense (2)	18	20	28	41
Income (loss) from operations	69	81	(36)	309
Interest (expense) income, net	(2)	2	(3)	6
Other income, net (3)	3	2	4	4
Income (loss) before income taxes	$70	$85	$(35)	$319

(1)	This caption includes impairment charges, losses related to social unrest, Runners Point shutdown costs, Eastbay reorganization costs, SIX:02 lease termination costs, and administrative costs related to the pension plan reformation. See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income includes non-operating items, franchise royalty income, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

Second Quarter 2020 Form 10-Q Page 22

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes our direct-to-customers channel. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Stores that were temporarily closed due to the COVID-19 pandemic are also included in the computation of comparable-store sales. Computations exclude the effect of foreign currency fluctuations. The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 1,
($ in millions)	2020	2019	2020	2019
Stores
Sales	$1,388	$1,521	$2,202	$3,279
$ Change	$(133)		$(1,077)
% Change	(8.7)%		(32.9)%
% of total sales	66.8%	85.7%	67.7%	85.1%
Comparable sales (decrease) increase	(7.6)%	(0.1)%	(32.1)%	1.5%

Direct-to-customers
Sales	$689	253	$1,051	$573
$ Change	$436		$478	$
% Change	172.3%		83.4%
% of total sales	33.2%	14.3%	32.3%	14.9%
Comparable sales increase	172.8%	6.5%	84.3%	10.9%

For the thirteen weeks ended August 1, 2020, total sales increased by $303 million, or 17.1 percent, to $2,077 million, compared with the comparable period ended August 3, 2019. For the twenty-six weeks ended August 1, 2020, total sales decreased by $599 million, or 15.6 percent, to $3,253 million, as compared with the comparable period of the prior year. Excluding the effect of foreign currency fluctuations, total sales increased by $308 million, or 17.3 percent, for the thirteen weeks ended August 1, 2020 and decreased by $583 million, or 15.1 percent, for the twenty-six weeks ended August 1, 2020.

Total comparable sales increased by 18.6 percent for the thirteen weeks ending August 1, 2020 and decreased by 14.5 percent for the twenty-six weeks ended August 1, 2020, as compared with the comparable prior-year periods. For both periods, our direct-to-customers channel generated significant increases and was offset by sales declines in the stores channel. Our previous investments in our omnichannel ecosystem, including supply chain capabilities, have been instrumental  in delivering a seamless customer experience resulting in our digital business representing approximately a third of our sales for both the second quarter and year-to-date periods of 2020. Our investments allowed us to leverage our direct-to-customers business to continue to serve our customers achieving peak daily volume levels. Pent-up demand for classic basketball styles and key launch footwear, coupled with governmental stimulus payments, positively affected our sales during the second quarter. For the year-to-date period, the overall decrease in sales was a result of the temporary closure of our stores across all of our banners around the world beginning in mid-March, as well as reduced store traffic upon reopening due to the ongoing concerns about the COVID-19 pandemic.

For the combined channels, our operating segments in North America and Asia Pacific generated positive sales, while EMEA declined for the thirteen weeks ended August 1, 2020. In  North America, all banners and Eastbay generated positive comparable sales increases. Sales were led by Foot Locker, Champs Sports, Footaction, and Kids Foot Locker. The sales increases in Asia Pacific was led by sales in Australia and New Zealand. In EMEA, our customers were more conservative coming out of the stay at home orders and coupled with the fact that our customer’s acceptance of digital shopping is not as strong, resulted in an overall decline in sales.

Second Quarter 2020 Form 10-Q Page 23

Both our North American and EMEA operating segments had significant declines in the stores channel for the twenty-six weeks ended August 1, 2020, due to the temporary closures beginning in mid-March related to the pandemic, while Asia Pacific was slightly positive.

Sales of footwear and apparel increased for thirteen weeks ended August 1, 2020, as compared with the corresponding prior-year period, while sales of accessories declined primarily from decreased sales of back packs due to the uncertainties around the return to school since some jurisdictions are opting for remote learning. All wearer segments within the footwear category experienced increases, which was primarily related to lower sales of men’s and children’s basketball footwear styles. Our women's footwear business reflected the ongoing popularity of classic basketball and court styles. Apparel sales benefited from the athleisure trend with increased demand for comfortable clothing.

For the year-to-date period, we experienced a decline across all product categories and wearer segments primarily due to closures necessitated by the pandemic.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Gross margin rate	25.9%	30.1%	24.9%	31.7%
Basis point decrease in the gross margin rate	(420)		(680)
Components of the change-
Merchandise margin rate decline	(700)	(20)	(510)	(40)
Lower/(Higher) occupancy and buyers’ compensation expense rate	280	10	(170)	40

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

The gross margin rate decreased for both the thirteen weeks and twenty-six weeks ended August 1, 2020, as compared with corresponding prior-year periods. The decline in the gross margin rate was due to increased promotions to remain competitive in the marketplace and to clear inventory to ensure we maintained a healthy inventory position, as well as the higher portion of direct-to-customer sales, which bear higher freight costs. Offsetting, in part, the higher promotional markdowns taken was increased vendor support, which positively affected both the second quarter and year-to-date gross margin rate by 90 basis points as compared with the corresponding prior-year periods.

The occupancy rate for the second quarter and the year-to-date period was positively affected by the increase in direct-to-customer sales. Additionally, due to lease negotiations we were able to record $6 million of rent savings due to rent abatements during the thirteen weeks ended August 1, 2020. The occupancy and buyers’ compensation expense rate deleveraged for the twenty-six weeks ended August 1, 2020 due primarily to temporary store closures in the first quarter. Although we withheld rent payments due to the COVID-19 pandemic, we are actively negotiating rent deferrals or abatements with our landlords for the period that our stores were closed. However, only a portion of the abatements is reflected in the rent expense as not all the negotiations are completed.

Second Quarter 2020 Form 10-Q Page 24

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended

	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
SG&A	$387	$393	$703	$809
$ Change	$(6)		$(106)
% Change	(1.5)%		(13.1)%
SG&A as a percentage of sales	18.6%	22.2%	21.6%	21.0%

SG&A decreased by $6 million and $106 million for the thirteen weeks and the twenty-six weeks ended August 1, 2020, respectively, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A decreased by $6 million and $102 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively, as compared with the corresponding prior-year periods.

As a percentage of sales, SG&A decreased to 18.6 percent for the thirteen weeks ended August 1, 2020. The lower percentage is due to strong sales in the second quarter, as well as CARES Act retention credits of $17 million, partially offset by $6 million incurred for personal protective equipment and higher incentive compensation expense. For the twenty-six weeks ended August 1, 2020, SG&A, as a percentage of sales,  increased to 21.6 percent. The SG&A rate reflected significantly lower sales as a result of temporary store closures during the first quarter in connection with the COVID-19 pandemic. This was partially offset by CARES Act retention credits of $57 million as we continued to pay our employees throughout most of the first quarter despite the temporary store closures. We carefully managed expenses by reducing spending in all areas of the business, including marketing and travel, among other categories.

Corporate expense (a component of SG&A) decreased for both the thirteen and twenty-six weeks ended August 1, 2020 which reflected a change in allocation of expense. Annually the allocation of corporate expense to the operating divisions is adjusted based upon an internal study. The allocation reduced corporate expense by $7 million and $15 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. Excluding the change in allocation, the increase in corporate expense was related primarily to increased incentive compensation expense.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Depreciation and amortization	$44	$46	$88	$90
$ Change	$(2)		$(2)
% Change	(4.4)%		(2.2)%

Depreciation and amortization expense decreased $2 million for both the thirteen and twenty-six weeks ended August 1, 2020 as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization decreased $3 million and $2 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively, as compared with the corresponding prior-year periods.

Impairment and Other Charges

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Impairment and other charges	$38	$14	$54	$15

Second Quarter 2020 Form 10-Q Page 25

We recorded charges of $18 million related to social unrest in the second quarter of 2020, which resulted in physical damage and inventory loss to approximately 135 stores. This charge included inventory losses of $14 million, damages to store property of $2 million, and repairs and other costs of $2 million. We are currently working with our insurers to determine the amount of our covered losses under our property insurance policy. Insurance recovery for losses in excess of our deductible will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and plan to consolidate certain Eastbay operations into Champs Sports. We recorded charges of $16 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay.

Due to the COVID-19 pandemic and its effect on our actual and projected results, during the first quarter of 2020 we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, of 70 stores and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets.

The Company and its U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. Administrative expenses in connection with the reformation were $1 million for both the thirteen weeks ended August 1, 2020 and August 3, 2019 and were $2 million for both the twenty-six weeks ended August 1, 2020 and August 3, 2019.

For the thirteen and twenty-six weeks ended August 3, 2019, we incurred $13 million of lease termination costs related to the closure of our SIX:02 locations.

Division Profit

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Division profit	$125	$115	$46	$365
Division profit margin	6.0%	6.5%	1.4%	9.5%

Division profit margin decreased to 6.0 percent and 1.4 percent for the thirteen and twenty-six weeks ended August 1, 2020, respectively, as compared with the corresponding prior-year periods. For both the quarter and year-to-date period, division profit reflected a significant increase in the direct-to-customers sales channel, offset by a decline in the stores channel. For the thirteen weeks ended August 1, 2020, lower gross margin decreased division profit compared with the corresponding prior-year period. For the twenty-six weeks ended August 1, 2020, lower sales due to the temporary store closures caused by the COVID-19 pandemic, along with lower gross margin and higher SG&A, as a percentage of sales, decreased the results compared with the corresponding prior-year period. Management is continuing to monitor the results of each of the banners as the recovery from the COVID-19 pandemic continues. Due to the uncertainty surrounding the pandemic and assumptions around the continuing effects of the COVID-19 pandemic, we may be required to perform an impairment analysis over certain store long-lived tangible and right-of-use assets in future quarters.

Second Quarter 2020 Form 10-Q Page 26

Interest (Expense) Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Interest expense	$(4)	$(3)	$(7)	$(5)
Interest income	2	5	4	11
Interest (expense) income, net	$(2)	$2	$(3)	$6

We recorded $2 million and $3 million of net interest expense for the thirteen and twenty-six weeks ended August 1, 2020, respectively, as compared with net interest income of $2 million and $6 million for the corresponding prior-year periods. Interest expense increased due to the drawdown of the revolving credit facility in March 2020. Additionally, interest income decreased primarily as a result of lower average interest rates on our cash and cash equivalents.

Other Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Other income, net	$3	$2	$4	$4
$ Change	$1		$—
% Change	50.0%		—%

Other income includes non-operating items, including franchise royalty income, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 3,	August 1,	August 3,
($ in millions)	2020	2019	2020	2019
Provision for income taxes	$25	$25	$30	$87
Effective tax rate	35.4%	29.5%	(85.5)%	27.2%

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

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2020 were adversely affected by valuation allowances related to losses in certain foreign jurisdictions. Additionally, the tax rate was negatively affected by a tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. During the thirteen weeks ended August 1, 2020, due to an improved financial outlook, we reduced the $27 million tax charge recognized in the first quarter of 2020 by $2 million. During the twenty-six weeks ended August 1, 2020, we recognized a $2 million tax benefit for the reversal of a withholding tax accrual that is no longer required.

For the thirteen weeks ended August 3, 2019, the Company recorded a tax expense of $2 million for an adjustment to US tax on foreign income attributable to 2017 U.S. tax reform. For the twenty-six weeks ended August 3, 2019, the Company recognized a tax benefit of $3 million due to an adjustment to a foreign tax credit valuation allowance.

Second Quarter 2020 Form 10-Q Page 27

Excluding the above-mentioned discrete items, the effective tax rates for the thirteen and twenty-six weeks ended August 1, 2020 increased, as compared with the corresponding prior-year periods, primarily due to the change in the mix of domestic and foreign earnings and losses.

We expect the full-year tax rate to be elevated relative to historical levels due to the geographic mix of income and losses, as well as the limits to tax benefits for losses in certain foreign jurisdictions.

Net Income

For the thirteen-weeks ended August 1, 2020, we reported net income of $45 million, as compared to net income of $60 million in the corresponding prior-year period. For the twenty-six weeks ended August 1, 2020, we reported a net loss of $65 million as compared to net income of $232 million in the corresponding prior-year period. Diluted earnings per share decreased by 21.8 percent to $0.43 per share for the thirteen weeks ended August 1, 2020 compared with $0.55 in the thirteen-weeks ended August 3, 2019.

Diluted loss per share was $0.62 for the twenty-six weeks ended August 1, 2020 as compared with diluted earnings per share of $2.08 for the twenty-six weeks ended August 3, 2019.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity continues to be cash flow from operations, while the principal uses of cash are to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We also from time to time may make investments in other companies that we believe support our vision of inspiring and empowering youth culture. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

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

During the first and second quarters of 2020, due to the COVID-19 pandemic, and in an effort to conserve cash, we temporarily suspended our share repurchase program. As of August 1, 2020, $867 million remained available under the current 3-year share repurchase program. Also, after thoughtful consideration by our Board of Directors, we suspended our second quarter dividend distribution to preserve our balance sheet strength and flexibility. On August 20, 2020, our Board of Directors approved the reinstatement of our quarterly dividend program at a rate of $0.15 per share, which will be payable on October 30, 2020 to shareholders of record on October 16, 2020. The Board will continue to evaluate the dividend program on a quarterly basis. Additionally, our Board of Directors removed the suspension related to share repurchases effective September 1, 2020.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix, retail locations and websites, uncertainties related to the effect of competitive products and pricing, our reliance on a few key vendors for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, uncertainties caused by the COVID-19 pandemic, as well as other factors listed under the headings “Disclosure Regarding Forward-Looking Statements,” and “Risk Factors” could affect our ability to continue to fund our needs from business operations.

Second Quarter 2020 Form 10-Q Page 28

Operating Activities

	Twenty-six weeks ended
	August 1,	August 3,
($ in millions)	2020	2019
Net cash provided by operating activities	$606	$328
$ Change	$278	$

Operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net (loss) income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash provided by operating activities, as compared with the same period last year, reflected higher accounts payable and accrued and other liabilities, partially offset by a decrease in net income.

As of August 1, 2020, we have withheld approximately $87 million of lease and lease related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

During the twenty-six weeks ended August 3, 2019, we contributed $55 million to our U.S. qualified pension plan primarily representing the funds available in the qualified settlement fund established in connection with the pension matter.

Investing Activities

	Twenty-six weeks ended
	August 1,	August 3,
($ in millions)	2020	2019
Net cash used in investing activities	$(91)	$(126)
$ Change	$35	$

For the twenty-six weeks ended August 1, 2020, capital expenditures increased by $2 million to $83 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $154 million, which is $117 million lower than the target that was established at the beginning of the year and reflects changes in the timing of certain projects due to the COVID-19 pandemic. The revised forecast includes $85 million related to the remodeling or relocation of approximately 60 existing stores and the opening of approximately 95 new stores, as well as $69 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. Cash used in investing activities is also lower this period as the current period included $8 million in minority investments as compared with $45 million spent in the corresponding prior-year period.

Financing Activities

	Twenty-six weeks ended
	August 1,	August 3,
($ in millions)	2020	2019
Net cash used in financing activities	$(44)	$(201)
$ Change	$157	$

In the first quarter of 2020, we borrowed $330 million of our credit facility which was repaid in full during the second quarter of 2020. In July 2020, we entered into a new $600 million credit agreement and in connection with this transaction we paid fees of $4 million.

Second Quarter 2020 Form 10-Q Page 29

During the twenty-six weeks ended August 1, 2020, we did not repurchase shares of our common stock, as compared with 2,932,100 shares of our common stock repurchased in the corresponding prior-year period for $122 million. We also declared and paid dividends of $42 million and $84 million during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. This represented quarterly rates of $0.40 for the first quarter of 2020 and $0.38 per share for both the first and second quarters of 2019. Our second quarter dividend was suspended as a result of the COVID-19 pandemic but has been reinstated for the third quarter at $0.15 per share.

Partially offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with employee stock programs of $2 million and $7 million for the twenty-six weeks ended August 1, 2020 and August 1, 2019, respectively. Also, during the twenty-six weeks ended August 3, 2019 we paid $2 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards.

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

We are currently migrating our e-commerce order management system. All North American e-commerce sites are live on the new system as of August 1, 2020. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting. Also, during the first quarter of 2020 we substantially completed the rollout of our new point-of-sale software.

During the quarter ended August 1, 2020, there were no changes in the Company’s internal control over financial reporting, other than the implementation of the new e-commerce order management system (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Second Quarter 2020 Form 10-Q Page 30

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock for the thirteen weeks ended August 1, 2020:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 3 to May 30, 2020	—	$—	—	$867,215,222
May 31 to July 4, 2020	—	—	—	867,215,222
July 5 to August 1, 2020	426	29.42	—	867,215,222
	426	$29.42	—

(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	The current $1.2 billion share repurchase program extends through January 2022.

Second Quarter 2020 Form 10-Q Page 31

Item 6. Exhibits

Exhibit No.	Description
10.1

Amendment No. 1 to Credit Agreement, dated as of July 14, 2020, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 14, 2020 filed on July 16, 2020).

15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile).

*    Filed herewith.

**   Furnished herewith.

Second Quarter 2020 Form 10-Q Page 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2020	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

Second Quarter 2020 Form 10-Q Page 33