Form 10-Q
period 2020-10-31
FOOT LOCKER, INC.
filed 2020-12-09
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2020

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

Number of shares of Common Stock outstanding as of December 4, 2020: 104,211,557

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, expect per share amounts)

	October 31,	November 2,	February 1,
	2020	2019	2020
	(Unaudited)	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$1,393	$744	$907
Merchandise inventories	1,193	1,304	1,208
Other current assets	237	299	271
	2,823	2,347	2,386
Property and equipment, net	773	814	824
Operating lease right-of-use assets	2,752	2,956	2,899
Deferred taxes	69	93	81
Goodwill	158	156	156
Other intangible assets, net	18	21	20
Minority investments	340	151	142
Other assets	85	83	81
	$7,018	$6,621	$6,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$514	$396	$333
Accrued and other liabilities	451	333	343
Current portion of obligations under finance leases	2	—	—
Current portion of operating lease obligations	575	508	518
	1,542	1,237	1,194
Long-term debt and obligations under finance leases	129	122	122
Long-term operating lease obligations	2,514	2,719	2,678
Other liabilities	181	116	122
Total liabilities	4,366	4,194	4,116
Shareholders’ equity
Common stock and paid-in capital: 104,451,566;
113,204,118; and 104,187,310 shares outstanding, respectively	777	832	764
Retained earnings	2,245	2,310	2,103
Accumulated other comprehensive loss	(365)	(382)	(394)
Less: Treasury stock at cost: 326,727;
8,139,520; and -- shares, respectively	(11)	(333)	—
Noncontrolling interest	6	—	—
Total shareholders' equity	2,652	2,427	2,473
	$7,018	$6,621	$6,589

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, expect per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Sales	$2,106	$1,932	$5,359	$5,784

Cost of sales	1,456	1,312	3,900	3,941
Selling, general and administrative expenses	424	411	1,127	1,220
Depreciation and amortization	44	44	132	134
Impairment and other charges	4	1	58	16
Income from operations	178	164	142	473

Interest (expense) income, net	(2)	3	(5)	9
Other income, net	193	4	197	8
Income before income taxes	369	171	334	490
Income tax expense	104	46	134	133
Net income	$265	$125	$200	$357

Basic earnings per share	$2.54	$1.16	$1.92	$3.24
Weighted-average shares outstanding	104.4	106.9	104.4	110.0

Diluted earnings per share	$2.52	$1.16	$1.91	$3.23
Weighted-average shares outstanding, assuming dilution	105.3	107.2	105.1	110.5

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net income	$265	$125	$200	$357
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax of $-, $2, $2, and $1, respectively	—	5	20	(16)

Cash flow hedges:
Change in fair value of derivatives, net of income tax expense of $-, $-, $1, and $- respectively	—	(5)	3	(2)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $-, $2 and $-, respectively	2	2	6	6
Comprehensive income	$267	$127	$229	$345

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in millions, share amounts in thousands)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
Thirteen weeks ended	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at August 1, 2020	104,392	$774	—	$—	$1,996	$(367)	$—	$2,403
Restricted stock issued	53							—
Issued under director and stock plans	7	1						1
Share-based compensation expense		2						2
Shares of common stock used to satisfy tax withholding obligations			(19)	(1)				(1)
Share repurchases			(308)	(10)				(10)
Net income					265			265
Cash dividends declared on common stock ($0.15 per share)					(16)			(16)
Noncontrolling interest acquired							6	6
Pension and postretirement adjustments, net of tax						2		2
Balance at October 31, 2020	104,452	$777	(327)	$(11)	$2,245	$(365)	$6	$2,652

Thirty-nine weeks ended
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock issued	120							—
Issued under director and stock plans	144	4						4
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(42)	(1)				(1)
Share repurchases			(308)	(10)				(10)
Reissued - ESPP			23					—
Net income					200			200
Cash dividends declared on common stock ($0.55 per share)					(58)			(58)
Noncontrolling interest acquired							6	6
Translation adjustment, net of tax						20		20
Change in cash flow hedges, net of tax						3		3
Pension and postretirement adjustments, net of tax						6		6
Balance at October 31, 2020	104,452	$777	(327)	$(11)	$2,245	$(365)	$6	$2,652

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in millions, share amounts in thousands)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
Thirteen weeks ended	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at August 3, 2019	113,200	$825	(3,579)	$(155)	$2,226	$(384)	$—	$2,512
Issued under director and stock plans	4	1						1
Share-based compensation expense		6						6
Share repurchases			(4,561)	(178)				(178)
Net income					125			125
Cash dividends declared on common stock ($0.38 per share)					(41)			(41)
Translation adjustment, net of tax						5		5
Change in cash flow hedges, net of tax						(5)		(5)
Pension and postretirement adjustments, net of tax						2		2
Balance at November 2, 2019	113,204	$832	(8,140)	$(333)	$2,310	$(382)	$—	$2,427

Thirty-nine weeks ended
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$—	$2,506
Restricted stock issued	88							—
Issued under director and stock plans	183	4						4
Share-based compensation expense		19						19
Shares of common stock used to satisfy tax withholding obligations			(32)	(2)				(2)
Share repurchases			(7,493)	(300)				(300)
Reissued - ESPP			96	6				6
Retirement of treasury stock								—
Net income					357			357
Cash dividends declared on common stock ($1.14 per share)					(125)			(125)
Translation adjustment, net of tax						(16)		(16)
Change in cash flow hedges, net of tax						(2)		(2)
Pension and postretirement adjustments, net of tax						6		6
Cumulative effect of the adoption of Topic 842					(26)			(26)
Balance at November 2, 2019	113,204	$832	(8,140)	$(333)	$2,310	$(382)	$—	$2,427

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Thirty-nine weeks ended
	October 31,	November 2,
	2020	2019
From operating activities:
Net income	$200	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash gains	(190)	(4)
Non-cash impairment and other charges	32	—
Depreciation and amortization	132	134
Deferred income taxes	73	(5)
Share-based compensation expense	9	19
Qualified pension plan contributions	—	(55)
Change in assets and liabilities:
Merchandise inventories	13	(42)
Accounts payable	177	12
Accrued and other liabilities	122	(36)
Other, net	104	17
Net cash provided by operating activities	672	397
From investing activities:
Capital expenditures	(116)	(126)
Minority investments	(8)	(48)
Net cash used in investing activities	(124)	(174)
From financing activities:
Proceeds from the revolving credit facility	330	—
Repayment of the revolving credit facility	(330)	—
Payment of revolving credit agreement costs	(4)	—
Contribution from non-controlling interest	6	—
Purchase of treasury shares	(10)	(300)
Dividends paid on common stock	(58)	(125)
Proceeds from exercise of stock options	—	5
Treasury stock reissued under employee stock plan	—	3
Proceeds from common stock issued under employee stock plans	2	—
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(2)
Net cash used in financing activities	(65)	(419)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	5	(6)
Net change in cash, cash equivalents, and restricted cash	488	(202)
Cash, cash equivalents, and restricted cash at beginning of year	942	981
Cash, cash equivalents, and restricted cash at end of period	$1,430	$779

Cash paid during the year:
Interest	$8	$5
Income taxes	$55	$163

Non-cash investing and financing activities:
Cash paid for amounts included in measurement of lease liabilities	$445	$506
Right-of-use assets obtained in exchange for operating lease obligations	$212	$211
Leases obtained in exchange for finance lease obligations	$11	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2020 Form 10-Q Page 6

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

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The results of operations for the periods ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2020. Specifically, we are uncertain of the extent to which the coronavirus (“COVID-19”) pandemic will affect our sales, traffic to our stores, our distribution capabilities, and distribution capabilities of our suppliers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Foot Locker, Inc.’s Form 10-K for the year ended February 1, 2020, as filed with the U.S. Securities and Exchange Commission on March 27, 2020.

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

Third Quarter 2020 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

The following table presents sales disaggregated based upon sales channel. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Sales by Channel
Stores	$1,656	$1,636	$3,858	$4,915
Direct-to-customers	450	296	1,501	869
Total sales	$2,106	$1,932	$5,359	$5,784

Sales disaggregated based upon geographic area is presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Sales by Geography
United States	$1,534	$1,361	$3,974	$4,122
International	572	571	1,385	1,662
Total sales	$2,106	$1,932	$5,359	$5,784

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance:

	October 31,	November 2,
($ in millions)	2020	2019
Gift card liability at beginning of year	$35	$35
Redemptions	(70)	(70)
Breakage recognized in sales	(5)	(4)
Activations	69	66
Foreign currency fluctuations	1	(1)
Gift card liability	$30	$26

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

Third Quarter 2020 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expense, non-operating income, and net interest (expense) income. The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Sales	$2,106	$1,932	$5,359	$5,784

Operating Results
Division profit	198	184	244	549
Less: Impairment and other charges (1)	4	1	58	16
Less: Corporate expense (2)	16	19	44	60
Income from operations	178	164	142	473
Interest (expense) income, net	(2)	3	(5)	9
Other income, net (3)	193	4	197	8
Income before income taxes	$369	$171	$334	$490

(1)	During the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, we recorded pre-tax charges as detailed in Note 4, Impairment and Other Charges.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	One of our minority investments, which is measured using the fair value measurement alternative, received additional funding in the third quarter at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain during the third quarter of 2020.

4. Impairment and Other Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Losses related to social unrest	$1	$—	$19	$—
Runners Point shut down	3	—	19	—
Impairment of long-lived assets and right-of-use assets	—	—	15	—
Eastbay reorganization	—	—	3	—
Pension litigation related charges	—	1	2	3
Lease termination costs	—	—	—	13
Total impairment and other charges	$4	$1	$58	$16

Costs and losses related to social unrest represented inventory losses, damages to store property, repairs, and other costs incurred in connection with the riots that affected certain parts of the United States and Canada during the second quarter of 2020. During the third quarter, social unrest continued and resulted in an additional loss of $1 million. Approximately 140 stores were damaged due to the unrest. Substantially all of the damaged stores reopened during the third quarter. The total charge for the year-to-date period included inventory losses of $15 million, damages to store property of $2 million, and repairs and other costs of $2 million. We are currently working with our insurers to determine the amount of our covered losses under our property insurance policy. Insurance recovery for losses in excess of our deductible will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

Third Quarter 2020 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and consolidated certain Eastbay operations into the Champs Sports headquarters. We recorded charges of $19 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay. As part of the decision to close the Runners Point banner, certain Runners Point stores have been converted into other banners and approximately 40 Runners Point and Sidestep stores closed prior to their natural lease expirations.

The table below presents a rollforward of our restructuring liability, which is recorded in Accrued and other liabilities on the Condensed Consolidated Balance Sheets. The remaining restructuring liability at October 31, 2020, which primarily relates to severance payments, is expected to be substantially paid within the next twelve months.

($ in millions)	Runners Point	Eastbay	Total
Balance as of February 1, 2020	$—	$—	$—
Charges	19	3	22
Payments	(9)	(2)	(11)
Balance as of October 31, 2020	$10	$1	$11

Due to the COVID-19 pandemic and its effect on our actual and projected results, during the first quarter of 2020, we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, of 70 stores and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets.

The Company and its U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. We recorded charges of $2 million and $3 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, related to administrative expenses in connection with the reformation. For the thirty-nine weeks ended November 2, 2019, we also incurred $13 million of lease termination costs related to the closure of our SIX:02 locations.

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows:

	October 31,	November 2,	February 1,
($ in millions)	2020	2019	2020
Cash and cash equivalents	$1,393	$744	$907
Restricted cash included in other current assets	8	5	6
Restricted cash included in other non-current assets	29	30	29
Cash, cash equivalents, and restricted cash	$1,430	$779	$942

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

Third Quarter 2020 Form 10-Q Page 10

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

In addition to performing our qualitative assessment as of the beginning of the year, we performed an additional quantitative assessment during the first quarter due to the COVID-19 pandemic and its effect on our results and stock price. Neither assessment resulted in the recognition of impairment.

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 31, 2020			November 2, 2019			February 1, 2020
	Gross	Accum.	Net	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$119	$(113)	$6	$117	$(109)	$8	$115	$(108)	$7
Trademarks / trade names	20	(17)	3	20	(16)	4	20	(16)	4
	$139	$(130)	$9	$137	$(125)	$12	$135	$(124)	$11

Indefinite life intangible assets: (1)
Trademarks / trade names			$9			$9			$9
Other intangible assets, net			$18			$21			$20
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2020 did not result in the recognition of impairment.

Third Quarter 2020 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Amortization expense	$—	$1	$2	$3

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2020	$1
2021	2
2022	2
2023	2
2024	1
2025	1

8. Revolving Credit Facility

In the first quarter of 2020, we borrowed $330 million under our revolving credit facility and subsequently repaid, during the second quarter, the amount borrowed in full. On July 14, 2020, we amended our credit agreement with the lenders to provide for a $600 million asset-based revolving credit facility maturing on July 14, 2025 (as amended, “2020 Credit Agreement”).

Under the 2020 Credit Agreement, at our option, interest is determined by either (1) the eurodollar rate, determined by reference to LIBOR, plus a margin of 1.75 percent to 2.25 percent per annum, or (2) the base rate, determined by reference to the federal funds rate, plus a margin of 0.75 percent to 1.25 percent, in each case, depending on availability under the 2020 Credit Agreement. In addition, we are paying a commitment fee of 0.50 percent per annum on the unused portion of the commitments under the 2020 Credit Agreement.

If certain specified events of default have occurred and are continuing, or if availability under the 2020 Credit Agreement is less than or equal to the greater of $60 million and 10 percent of the Loan Cap (as defined in the 2020 Credit Agreement), we are required to test compliance with a minimum consolidated fixed charge coverage ratio of 1.00 as of the end of each fiscal quarter.

9. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

	October 31,	November 2,	February 1,
($ in millions)	2020	2019	2020
8.5% debentures payable 2022	$118	$118	$118
Unamortized gain related to interest rate swaps (1)	2	4	4
Obligations under finance leases	11	—	—
	$131	$122	$122
Less: current portion of obligations under finance leases	2	—	—
	$129	$122	$122

(1)	In 2009, we terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

Third Quarter 2020 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	October 31,	November 2,	February 1,
($ in millions)	2020	2019	2020
Foreign currency translation adjustments	$(84)	$(100)	$(104)
Cash flow hedges	—	(2)	(3)
Unrecognized pension cost and postretirement benefit	(281)	(280)	(287)
	$(365)	$(382)	$(394)

The changes in AOCL for the thirty-nine weeks ended October 31, 2020 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 1, 2020	$(104)	$(3)	$(287)	$(394)

OCI before reclassification	20	3	(1)	22
Amortization of pension actuarial loss, net of tax	—	—	7	7
Other comprehensive income	20	3	6	29
Balance as of October 31, 2020	$(84)	$—	$(281)	$(365)

Reclassifications from AOCL for the thirty-nine weeks ended October 31, 2020 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$9
Income tax benefit	(2)
Total, net of tax	$7

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

Third Quarter 2020 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of October 31, 2020			As of November 2, 2019			As of February 1, 2020
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	—	7	—	—	6	—	—	7	—
Total Assets	$—	$7	$—	$—	$6	$—	$—	$7	$—

Liabilities
Foreign exchange forward contracts	—	—	—	—	2	—	—	4	—
Total Liabilities	$—	$—	$—	$—	$2	$—	$—	$4	$—

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

Minority interests measured using the fair value measurement alternative had a carrying value of $326 million, $133 million, and $134 million as of October 31, 2020, November 2, 2019, and February 1, 2020, respectively. One of these minority investments received additional funding in the third quarter of 2020, at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain reported in Other income. During the fourth quarter of 2019, we recorded a non-cash charge of $7 million related to the write-down of certain minority investments.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	October 31,	November 2,	February 1,
($ in millions)	2020	2019	2020
Carrying value	$120	$122	$122
Fair value	$129	$135	$135

The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

Third Quarter 2020 Form 10-Q Page 14

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
(in millions, except per share data)	2020	2019	2020	2019
Net income	$265	$125	$200	$357

Weighted-average common shares outstanding	104.4	106.9	104.4	110.0
Dilutive effect of potential common shares	0.9	0.3	0.7	0.5
Weighted-average common shares outstanding assuming dilution	105.3	107.2	105.1	110.5

Earnings per share - basic	$2.54	$1.16	$1.92	$3.24
Earnings per share - diluted	$2.52	$1.16	$1.91	$3.23

Anti-dilutive share-based awards excluded from diluted calculation	2.5	2.4	2.7	2.2

Restricted stock units related to our long-term incentive programs of 0.5 million and 0.7 million have been excluded from diluted weighted-average shares for the periods ended October 31, 2020 and November 2, 2019, respectively. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

13. Pension

We have a defined benefit pension plan covering certain of our North American employees.

The components of net periodic pension benefit cost are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income, net.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Service cost	$3	$5	$10	$15
Interest cost	5	7	16	20
Expected return on plan assets	(9)	(9)	(28)	(27)
Amortization of net loss	3	3	9	9
Net benefit expense	$2	$6	$7	$17

Third Quarter 2020 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Options and shares purchased under stock purchase plan	$1	$1	$5	$5
Restricted stock units	1	5	4	14
Total share-based compensation expense	$2	$6	$9	$19

Tax benefit recognized	$—	$1	$1	$2

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The following table shows assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Stock Option Plans		Stock Purchase Plan
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Weighted-average risk free rate of interest	0.5%	2.2%	1.8%	2.3%
Expected volatility	37%	38%	48%	55%
Weighted-average expected award life (in years)	4.9	5.5	1.0	1.0
Dividend yield	4.3%	2.6%	4.2%	3.0%
Weighted-average fair value	$5.03	$17.07	$13.97	$18.12

The information in the following table provides activity under our stock option plans for the thirty-nine weeks ended October 31, 2020:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,881		$54.21
Granted	1,069		21.61
Exercised	(10)		17.44
Expired or cancelled	(235)		34.34
Options outstanding at October 31, 2020	3,705	5.7	$46.16
Options exercisable at October 31, 2020	2,560	4.2	$53.90
Options available for future grant at October 31, 2020	6,171

Third Quarter 2020 Form 10-Q Page 16

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of options vested was $6 million during each of the thirty-nine weeks ended October 31, 2020 and November 2, 2019. The cash received and related tax benefits realized from option exercises during the thirteen and thirty-nine weeks ended October 31, 2020 was not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) for the thirteen and thirty-nine weeks ended October 31, 2020 was not significant. For the thirteen and thirty-nine weeks ended November 2, 2019, the intrinsic value of options exercised was not significant and $5 million, respectively.

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
($ in millions)	October 31, 2020	November 2, 2019
Outstanding	$18	$8
Outstanding and exercisable	$4	$7

As of October 31, 2020, there was $4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$18.84 to $23.09	1,035	8.2	$21.31	150	$19.57
$24.75 to $36.51	376	2.3	32.13	373	32.10
$44.78 to $45.75	554	5.1	44.91	464	44.94
$46.64 to $62.11	870	5.3	60.12	704	60.50
$63.33 to $73.21	870	5.0	68.60	869	68.61
	3,705	5.7	$46.16	2,560	$53.90

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

Third Quarter 2020 Form 10-Q Page 17

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

RSU activity for the thirty-nine weeks ended October 31, 2020 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	936		$49.25
Granted	416		22.59
Vested	(120)		53.31
Performance adjustment (1)	(132)
Forfeited	(155)		38.56
Nonvested at October 31, 2020	945	1.2	$37.78

Aggregate value ($ in millions)	$36

(1)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon our current performance against predefined financial targets.

The total value of awards that vested during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $6 million and $5 million, respectively. As of October 31, 2020, there was $11 million of total unrecognized compensation cost related to nonvested awards.

15. Income Taxes

For the thirteen and thirty-nine weeks ended October 31, 2020, we recorded income tax expense of $104 million and $134 million, respectively, which represented effective tax rates of 28.2 percent and 40.1 percent, respectively. The effective tax rates were adversely affected by valuation allowances related to losses in certain foreign jurisdictions. Additionally, in the first quarter we recorded a $27 million tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. During the second and third quarter of 2020, we performed quarterly valuations and due to the improved financial outlook we reduced the charge by $2 million and $1 million, respectively.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, for the reporting period. In accordance with the authoritative guidance, we used a discrete effective tax rate method to calculate income taxes for the first quarter of 2020 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable. However, after the first quarter we returned to the historical practice of using an annual effective rate.

Third Quarter 2020 Form 10-Q Page 18

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. We are required to recognize the effects of tax law changes in the period of enactment. We have assessed the applicability of the CARES Act and changes to income tax laws or regulations in other jurisdictions and determined there is no significant affect to our income tax provision for the thirty-nine weeks ended October 31, 2020. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

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

17. Subsequent Events

On December 7, 2020, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of common stock to shareholders of record at the close of business on December 18, 2020. Each Right entitles the registered holder to purchase from the Company, when exercisable, a unit consisting of one one-thousandth (1/1,000) of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share, of the Company, at a purchase price of $210.00 per unit, subject to adjustment. The description and complete terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of December 7, 2020, between the Company and Computershare Trust Company, N.A., as rights agent.

Initially, the Rights will not be exercisable and will be attached to all outstanding shares of our common stock. In the event that a person, either individually or with or through certain affiliated or associated persons, acquires beneficial ownership of 20 percent or more of our then outstanding common stock, subject to certain exceptions, or following the commencement of a tender offer or exchange offer that would result in a person becoming an Acquiring Person (as defined in the Rights Agreement), the Rights will become exercisable. Once exercisable, each holder of a Right (other than the Acquiring Person, whose Rights will become null and void), will be entitled to purchase additional shares of our common stock at a 50 percent discount. The Board may redeem the Rights at a price of $0.001 per Right, subject to adjustment.

The Rights will expire on December 7, 2021, unless the Rights are earlier redeemed, exchanged or terminated.

Third Quarter 2020 Form 10-Q Page 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of banners including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, and Sidestep. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Company,” “we,” “our,” or “us.” We operate primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries including the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the names of our store banners including: footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu (and related e-commerce sites in the various European countries that we operate), footlocker.com.au, sidestep-shoes.com, footlocker.hk, footlocker.sg, and footlocker.my. These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Store Count

At October 31, 2020, we operated 3,032 stores as compared with 3,129 and 3,160 stores at February 1, 2020 and November 2, 2019, respectively.

Franchise Operations

A total of 126 franchised stores were operating at October 31, 2020, as compared with 139 and 138 stores at February 1, 2020 and November 2, 2019, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

COVID-19 Update

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization designated COVID-19 a pandemic. COVID-19 is having a significant effect on overall economic conditions in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns. In March, we closed all our stores in North America, EMEA (Europe, Middle East, and Africa), and most of Asia Pacific. We also transitioned to a work-from-home environment for all our office team members and temporarily closed certain of our distribution centers. Our stores remained closed for a significant portion of the first quarter. We continue to monitor our openings in accordance with local government guidelines and operated for approximately 95 percent of the operating days during the third quarter and approximately 70 percent for the year-to-date period. As of December 8, 2020, approximately 100 stores are closed and additional temporary closures may be required. We will continue to operate in-store fulfillment activities to mitigate the effect of the temporary closures.

We established a special COVID-19 management committee which is taking the necessary precautionary measures to protect the health and safety of our team members, as well as following the guidance provided by local health authorities. We have been highly focused on the changes we are making to operate more safely in light of the COVID-19 pandemic. We implemented newly-established health protocols, including providing personal protective equipment to our team members and implementing social distancing work practices. Prior to reopening our stores, we implemented various protocols including: occupancy limits, installing protective shields at registers, encouraging social distancing, providing distance markers in queue lines and throughout our stores, implementing new processes for handling merchandise returns, and instituting new cleaning regimens, including enhanced cleaning of high-touch surfaces throughout the day.

Third Quarter 2020 Form 10-Q Page 20

We have taken numerous steps to protect the health and well-being of our team members, customers, and communities, while also focusing on further strengthening our financial liquidity and flexibility. On April 21, 2020, we communicated to our United States, Canadian, and Australian employees that we were temporarily furloughing (or its equivalent under applicable local law) the majority of our hourly store and certain of our hourly distribution centers team members. We continued to pay all active employees through the week ended April 26, 2020. Generally, all team members were called back to work during the second quarter. Additionally, other measures to preserve our financial position were taken, such as temporarily reducing executive salaries, temporarily suspending the cash element of director compensation, temporarily suspending share repurchases and dividends, and significantly reducing planned capital expenditures. In July 2020, we amended our credit facility and increased it to $600 million with a 5-year maturity. Due to the positive performance of the Company’s business, strong liquidity position, and more stable cash outlook, these measures were reversed during the third quarter.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law and provided opportunities for additional liquidity, emergency assistance for individuals, families and businesses affected by COVID-19. During the first quarter, we recognized benefits from the CARES Act, including federal retention tax credits of up to $5,000 per employee for the wages and health insurance we continued to provide to team members not providing services, a deferral of employer social security taxes for the remainder of 2020, 50 percent of which is payable by December 2021 and the remainder payable by December 2022. Additionally, various jurisdictions in which we operate implemented similar legislation to encourage the continued employment of team members. We intend to continue to review and consider any available potential benefits under the CARES Act or other governmental support for which we qualify. During the thirty-nine weeks ended October 31, 2020, we recognized benefits of $62 million from the various governmental support programs. We also deferred $24 million of U.S. employer social security taxes through October 31, 2020.

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

Third Quarter 2020 Form 10-Q Page 21

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

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each of the respective items. The income tax items represent the discrete amount that affected the period. The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Pre-tax income:
Income before income taxes	$369	$171	$334	$490
Pre-tax amounts excluded from GAAP:
Impairment and other charges	4	1	58	16
Other income	(190)	(4)	(190)	(4)
Adjusted income before income taxes (non-GAAP)	$183	$168	$202	$502

After-tax income:
Net income	$265	$125	$200	357
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $-, $-, $9, and $4 million, respectively	4	1	49	12
Other income, net of income tax expense of $50, $-, $50, and $- million, respectively	(140)	(4)	(140)	(4)
Tax (benefit) charge related to revaluation of certain intellectual property rights	(1)	—	24	—
U.S. tax reform	—	—	—	2
Adjusted net income (non-GAAP)	$128	$122	$133	367

Earnings per share:
Diluted earnings per share	$2.52	$1.16	$1.91	3.23
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.03	0.01	0.45	0.11
Other Income	(1.33)	(0.04)	(1.33)	(0.04)
Tax (benefit) charge related to revaluation of certain intellectual property rights	(0.01)	—	0.23	—
Tax reform	—	—	—	0.02
Adjusted diluted earnings per share (non-GAAP)	$1.21	$1.13	$1.26	3.32

Third Quarter 2020 Form 10-Q Page 22

During the thirteen and thirty-nine weeks ended October 31, 2020, we recorded pre-tax charges of $4 million and $58 million, respectively, classified as Impairment and Other Charges. This compares with charges of $1 million and $16 million recognized for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. See the Impairment and Other Charges section for further information.

One of our minority investments, which is measured using the fair value measurement alternative, received additional funding in August 2020 at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain during the third quarter of 2020, recorded in Other income. During the thirteen weeks ended November 2, 2019, we recognized a gain of $4 million in connection with the acquisition of a Canadian distribution center lease and related assets.

Related to the non-GAAP adjustments for income taxes, during the first quarter of 2020 we recorded a $27 million tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement. During the second and third quarter of 2020, we performed quarterly valuations and due to the improved financial outlook we reduced the charge by $2 million and $1 million, respectively. In connection with U.S. tax reform, we recorded a charge for $2 million for the thirty-nine weeks ended November 2, 2019. The charge reflected an adjustment to U.S. tax on foreign income.

Segment Reporting

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses, as applicable, operating in Australia, New Zealand, and Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest (expense) income. The following table summarizes our results:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Sales	$2,106	$1,932	5,359	5,784

Operating Results
Division profit	198	184	244	549
Less: Impairment and other charges (1)	4	1	58	16
Less: Corporate expense (2)	16	19	44	60
Income from operations	178	164	142	473
Interest (expense) income, net	(2)	3	(5)	9
Other income, net (3)	193	4	197	8
Income before income taxes	$369	$171	$334	$490

(1)	This caption includes impairment charges, losses related to social unrest, Runners Point shutdown costs, Eastbay reorganization costs, SIX:02 lease termination costs, and administrative costs related to the pension plan reformation. See the Impairment and Other Charges section for further information.

Third Quarter 2020 Form 10-Q Page 23

(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income includes non-operating items, franchise royalty income, changes in fair value of minority interests measured using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income, net section for further information.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Stores
Sales	$1,656	$1,636	$3,858	$4,915
$ Change	$20		$(1,057)
% Change	1.2%		(21.5)%
% of total sales	78.6%	84.7%	72.0%	85.0%
Comparable sales (decrease) increase	(0.1)%	4.7%	(21.5)%	2.6%

Direct-to-customers
Sales	$450	296	$1,501	$869
$ Change	$154		$632
% Change	52.0%		72.7%
% of total sales	21.4%	15.3%	28.0%	15.0%
Comparable sales increase	49.7%	11.4%	72.5%	11.1%

For the thirteen weeks ended October 31, 2020, total sales increased by $174 million, or 9.0 percent, to $2,106 million, as compared with the comparable period ended November 2, 2019. For the thirty-nine weeks ended October 31, 2020, total sales decreased by $425 million, or 7.3 percent, to $5,359 million, as compared with the comparable period of the prior year. Excluding the effect of foreign currency fluctuations, total sales increased by 7.7 percent for the thirteen weeks ended October 31, 2020 and decreased by 7.5 percent for the thirty-nine weeks ended October 31, 2020, as compared with the comparable prior-year periods.

Total comparable sales represented an increase of 7.7 percent for the quarter and a decline of 7.1 percent for the year-to-date period. For both periods, our direct-to-customers channel generated significant increases and was offset by sales declines in the stores channel, although it was essentially flat in the stores channel for the third quarter. For the year-to-date period, the overall decrease in sales was a result of the temporary closure of our stores across all of our banners around the world during the first quarter. Our ongoing investments in our omnichannel ecosystem, including supply chain capabilities, have been instrumental in delivering a seamless customer experience resulting in our digital business representing 21.4 percent of our sales for the third quarter and 28.0 percent for the year-to-date period of 2020. Our investments allowed us to leverage our direct-to-customers business to continue to serve our customers achieving record daily volume levels.

Third Quarter 2020 Form 10-Q Page 24

For the combined channels, our operating segments of North America and Asia Pacific generated sales increases, while EMEA declined for the thirteen weeks ended October 31, 2020. In North America, comparable sales increases for the thirteen weeks ended October 31, 2020 were led by Footaction, Champs Sports, Kids Foot Locker, and Foot Locker, partially offset by a decrease in Eastbay. The Eastbay business has been negatively affected by declines in sales of performance-related styles due to team sport cancellations. The sales increases in Asia Pacific was led by strong sales in our Australia e-commerce business. The sales increases from our North America and Asia Pacific operating segments were offset by a decrease in our EMEA operating segment due to a significant reduction in store traffic.

From a product perspective for the combined channels, sales of footwear and apparel increased, while sales of accessories declined for the thirteen weeks ended October 31, 2020, as compared with the corresponding prior-year period. All wearer segments within the footwear category experienced increases, with the largest increases coming from sales of men’s and children’s basketball footwear styles. Apparel sales benefited from increases in men’s apparel, primarily driven by men’s fleece and outerwear. The decline in the accessories category was primarily from lower sales of bags and back packs, due to remote learning because of the COVID-19 pandemic.

For the thirty-nine weeks ended October 31, 2020, our North American and EMEA operating segments had significant declines primarily from the stores channel. The overall decrease in sales was a result of the temporary closure of our stores across all of our banners around the world beginning in mid-March as well as additional periodic closings for cleaning and disinfecting. Due to the ongoing concerns about the COVID-19 pandemic, store traffic has declined as compared with the prior year. The decreased sales in our North America and EMEA operating segments were partially offset by an increase in Asia Pacific, led by sales in our Australia e-commerce business.

For the year-to-date period, we experienced a decline across all product categories and wearer segments primarily due to closures necessitated by the pandemic.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Gross margin rate	30.9%	32.1%	27.2%	31.9%
Basis point decrease in the gross margin rate	(120)		(470)
Components of the change-
Merchandise margin rate decline	(390)		(470)
Lower occupancy and buyers’ compensation expense rate	270		—

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

The gross margin rate decreased for both the thirteen weeks and thirty-nine weeks ended October 31, 2020, as compared with corresponding prior-year periods. The decline in the gross margin rate was due to increased promotions to remain competitive in the marketplace and to clear inventory to ensure we maintained a healthy inventory position, as well as the higher portion of direct-to-customer sales, which bear higher freight costs.  The promotional stance was partially necessitated by the temporary COVID-19 related stores closures and our inability to return slow-moving inventory to our suppliers. Offsetting, in part, the higher promotional markdowns taken was increased supplier support, which positively affected both the third quarter and year-to-date gross margin rate by 90 basis points as compared with the corresponding prior-year periods.

Third Quarter 2020 Form 10-Q Page 25

The occupancy rate for the third quarter was positively affected by the increase in sales and COVID-19 related rent abatements. Due to completed lease negotiations, we were able to record $32 million and $38 million of rent savings due to rent abatements during the thirteen weeks and thirty-nine weeks ended October 31, 2020, respectively. We record rent abatements in rent expense when the negotiations are completed and the leases are modified. The occupancy and buyers’ compensation expense rate remained flat for the thirty-nine weeks ended October 31, 2020 due to lower sales, primarily due to temporary store closures in the first quarter, which offset the benefit from rent abatements.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended

	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
SG&A	$424	$411	$1,127	$1,220
$ Change	$13		$(93)
% Change	3.2%		(7.6)%
SG&A as a percentage of sales	20.1%	21.3%	21.0%	21.1%

SG&A increased by $13 million, or $4 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended October 31, 2020 as compared with the corresponding prior-year period. As a percentage of sales, SG&A decreased by 120 basis points for the thirteen weeks ended October 31, 2020 driven by higher sales in the third quarter.

SG&A decreased by $93 million, or $98 million excluding the effect of foreign currency fluctuations, for the thirty-nine weeks ended October 31, 2020 as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 31, 2020, SG&A, as a percentage of sales, decreased by 10 basis points.

SG&A for the thirteen and thirty-nine weeks ended October 31, 2020 included CARES Act retention credits and similar governmental subsidies of $5 million and $62 million, respectively, as we continued to pay our employees throughout most of the first quarter despite the temporary store closures. The thirteen and thirty-nine weeks ended October 31, 2020 included incremental expense of $4 million and $10 million, respectively, for personal protective equipment. We carefully managed expenses by reducing spending in all areas of the business, including marketing and travel, among other categories.

Corporate expense (a component of SG&A) decreased for both the thirteen and thirty-nine weeks ended October 31, 2020 which primarily reflected a change in allocation of expense. Annually the allocation of corporate expense to the operating divisions is adjusted based upon an internal study. The allocation reduced corporate expense by $7 million and $22 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. Excluding the change in allocation, corporate expense increased primarily related to higher incentive compensation expense.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Depreciation and amortization	$44	$44	$132	$134
$ Change	$—		$(2)
% Change	—%		(1.5)%

Depreciation and amortization expense remained flat for the thirteen weeks ended October 31, 2020 and decreased by $2 million for thirty-nine weeks ended October 31, 2020 as compared with the corresponding prior-year periods. The effect of foreign currency fluctuations on depreciation and amortization was not significant for either period.

Third Quarter 2020 Form 10-Q Page 26

Impairment and Other Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Impairment and other charges	$4	$1	$58	$16

Costs and losses related to social unrest represented inventory losses, damages to store property, repairs, and other costs incurred in connection with the riots that affected certain parts of the United States and Canada during 2020. During the third quarter, social unrest continued and resulted in an additional loss of $1 million. Approximately 140 stores were damaged due to the unrest. Substantially all of the damaged stores reopened during the third quarter. The total charge for the year-to-date period included inventory losses of $15 million, damages to store property of $2 million, and repairs and other costs of $2 million. We are currently working with our insurers to determine the amount of our covered losses under our property insurance policy. Insurance recovery for losses in excess of our deductible will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and consolidated certain Eastbay operations into Champs Sports. We recorded charges of $19 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay.

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

The Company and its U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. We recorded charges of $2 million and $3 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, related to administrative expenses in connection with the reformation. For the thirty-nine weeks ended November 2, 2019, we incurred $13 million of lease termination costs related to the closure of our SIX:02 locations.

Division Profit

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Division profit	$198	$184	$244	$549
Division profit margin	9.4%	9.5%	4.6%	9.5%

Division profit margin as a percentage of sales decreased by 10 basis points and 490 basis points for the thirteen weeks and thirty-nine weeks ended October 31, 2020, respectively, as compared with the corresponding prior-year periods. For both the quarter and year-to-date period, division profit reflected a significant increase in the direct-to-customers sales channel, offset by a decline in the stores channel. For the thirteen weeks ended October 31, 2020, higher sales were offset by lower gross margin compared with the corresponding prior-year period. For the thirty-nine weeks ended October 31, 2020, lower sales and lower gross margin, partially offset by lower SG&A, decreased the results as compared with the corresponding prior-year period.

Third Quarter 2020 Form 10-Q Page 27

Interest (Expense) Income, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Interest expense	$(3)	$(3)	$(10)	$(8)
Interest income	1	6	5	17
Interest (expense) income, net	$(2)	$3	$(5)	$9

We recorded $2 million and $5 million of net interest expense for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, as compared with net interest income of $3 million and $9 million for the corresponding prior-year periods. Interest expense increased due to the drawdown of the revolving credit facility in March 2020 and higher costs related to the new revolving credit facility. Additionally, interest income decreased primarily as a result of lower average interest rates on our cash and cash equivalents.

Other Income, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Other income, net	$193	$4	$197	$8

Other income includes non-operating items, including franchise royalty income, changes in fair value of minority interests measured using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component.

One of our minority investments, which is measured using the fair value measurement alternative, received additional funding in August at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain during the third quarter of 2020. During the thirteen weeks ended November 2, 2019, we recognized a gain of $4 million in connection with the acquisition of a Canadian distribution center lease and related assets.

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
($ in millions)	2020	2019	2020	2019
Provision for income taxes	$104	$46	$134	$133
Effective tax rate	28.2%	27.0%	40.1%	27.1%

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the thirteen weeks ended October 31, 2020, we recognized a benefit of $2 million due to expiration of a statute of limitation. The changes in tax reserves related to other periods were not significant.

The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2020 were adversely affected by valuation allowances related to losses in certain foreign jurisdictions. Additionally, the tax rate was negatively affected by a $27 million tax charge recorded during the first quarter of 2020 related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement.

Third Quarter 2020 Form 10-Q Page 28

During the second and third quarter of 2020, we performed quarterly valuations and due to the improved financial outlook we reduced the charge by $2 million and $1 million, respectively.

For the thirty-nine weeks ended November 2, 2019, we recorded tax expense of $2 million for an adjustment to U.S. tax on foreign income attributable to U.S. tax reform, as well as a tax benefit of $3 million due to an adjustment to a foreign tax credit valuation allowance.

Excluding the above-mentioned discrete items, the effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2020 increased, as compared with the corresponding prior-year periods, primarily due to the change in the mix of domestic and foreign earnings and losses.

We expect the full-year tax rate to be elevated relative to historical levels due to the geographic mix of income and losses, as well as the limits to tax benefits for losses in certain foreign jurisdictions.

Net Income

For the thirteen-weeks ended October 31, 2020, we reported net income of $265 million, as compared to net income of $125 million in the corresponding prior-year period. We reported net income of $200 million for the thirty-nine weeks ended October 31, 2020, as compared to net income of $357 million in the corresponding prior-year period. Diluted earnings per share increased to $2.52 per share for the thirteen weeks ended October 31, 2020 compared with $1.16 in the thirteen-weeks ended November 2, 2019. Diluted income per share was $1.91 and $3.23 for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity continues to be cash flow from operations, while the principal uses of cash are to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile apps, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We also may make investments in other companies that we believe support our vision of inspiring and empowering youth culture. We generally finance real estate with operating leases. We believe our cash, cash equivalents, and future cash flow from operations will be adequate to fund these requirements.

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material.

During the first and second quarters of 2020, due to the COVID-19 pandemic, and in an effort to conserve cash, we temporarily suspended our share repurchase program and our dividend distribution. Our Board of Directors removed the suspension related to share repurchases effective September 1, 2020. During the third quarter, we repurchased $10 million of our common stock. As of October 31, 2020, $857 million remained available under the current 3-year share repurchase program. On August 20, 2020, our Board of Directors approved the reinstatement of our quarterly dividend program at a rate of $0.15 per share, which was paid on October 30, 2020 to shareholders. Also, on November 17, 2020, the Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, which will be payable on January 29, 2021 to shareholders of record on January 15, 2021.

Third Quarter 2020 Form 10-Q Page 29

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

Operating Activities

	Thirty-nine weeks ended
	October 31,	November 2,
($ in millions)	2020	2019
Net cash provided by operating activities	$672	$397
$ Change	$275	$

Operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include gains, impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash provided by operating activities, as compared with the same period last year, reflected higher accounts payable and accrued and other liabilities, partially offset by decrease in net income. During the thirty-nine weeks ended November 2, 2019, we contributed $55 million to our U.S. qualified pension plan primarily representing the funds available in the qualified settlement fund established in connection with the pension matter.

As of October 31, 2020, we have withheld approximately $60 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Investing Activities

	Thirty-nine weeks ended
	October 31,	November 2,
($ in millions)	2020	2019
Net cash used in investing activities	$124	$174
$ Change	$(50)	$

For the thirty-nine weeks ended October 31, 2020, capital expenditures decreased by $10 million to $116 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $150 million, which is $121 million lower than the target that was established at the beginning of the year and reflects changes in the timing of certain projects due to the COVID-19 pandemic. The revised forecast includes $86 million related to the remodeling or relocation of approximately 90 existing stores and the opening of approximately 70 new stores, as well as $64 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. Cash used in investing activities is also lower this period as the current period included $8 million in minority investments as compared with $48 million spent in the corresponding prior-year period.

Third Quarter 2020 Form 10-Q Page 30

Financing Activities

	Thirty-nine weeks ended
	October 31,	November 2,
($ in millions)	2020	2019
Net cash used in financing activities	$65	$419
$ Change	$(354)	$

In the first quarter of 2020, we borrowed $330 million of our credit facility which was repaid in full during the second quarter of 2020. In July 2020, we entered into a new $600 million credit agreement and in connection with this transaction we paid fees of $4 million.

During the quarter, we entered into an agreement with one of our franchisors to operate a limited number of Foot Locker stores operating in Europe. We have operational control of the new entity and have continued to consolidate the results of the joint venture. We received contributions of $6 million in connection with this agreement.

During the thirty-nine weeks ended October 31, 2020, we repurchased 308,200 shares for $10 million, as compared with 7,493,100 shares of our common stock repurchased in the corresponding prior-year period for $300 million. We also declared and paid dividends of $58 million and $125 million during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. This represented quarterly rates of $0.40 and $0.15 for the first and third quarter of 2020, respectively, and $0.38 per share for the first three quarters of 2019.

We paid $1 million and $2 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. Partially offsetting these amounts were proceeds received from the issuance of common stock and treasury stock issued in connection with employee stock programs of $2 million and $8 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

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

Third Quarter 2020 Form 10-Q Page 31

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

We are currently migrating our e-commerce order management system. All North American e-commerce apps were live on the new system as of August 1, 2020. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting. Also, during the first quarter of 2020 we substantially completed the rollout of our new point-of-sale software.

During the quarter ended October 31, 2020, there were no changes in the Company’s internal control over financial reporting, other than the implementation of the new e-commerce order management system (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Third Quarter 2020 Form 10-Q Page 32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of the Company’s common stock for the thirteen weeks ended October 31, 2020:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
August 2 to August 29, 2020	—	$—	—	$867,215,222
August 30 to October 3, 2020	326,301	33.04	308,200	857,009,892
October 4 to October 31, 2020	—	—	—	857,009,892
	326,301	$33.04	308,200

(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	The current $1.2 billion share repurchase program extends through January 2022.

Third Quarter 2020 Form 10-Q Page 33

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment of the Certificate of Incorporation of Foot Locker Inc., as filed with the Department of State of New York on December 8, 2020 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Foot Locker, Inc. on December 8, 2020).

4.1

Rights Agreement dated as of December 7, 2020, between Foot Locker, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Foot Locker, Inc. on December 8, 2020).

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

Third Quarter 2020 Form 10-Q Page 34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2020	FOOT LOCKER, INC.

/s/ Lauren B. Peters
LAUREN B. PETERS
Executive Vice President and Chief Financial Officer

Third Quarter 2020 Form 10-Q Page 35