Form 10-K
period 2021-01-30
FOOT LOCKER, INC.
filed 2021-03-25
CIK 850209

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 22, 2021:	103,278,201

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 31, 2020 was approximately:

$1,727,775,209*

*    For purposes of this calculation only (a) all non-employee directors plus six executive officers and owners of five percent or more of the registrant are deemed to be affiliates of the registrant and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 19, 2021: Parts III and IV.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, tax rates, business opportunities and expansion, strategic acquisitions or investments, expenses, dividends, share repurchases, and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., and the continuing effects of  each of the coronavirus pandemic (COVID-19) and social unrest on our financial results. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the developing situation, and uncertainty caused by and, related to the COVID-19 pandemic and social unrest. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

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

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer. Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, and Sidestep. As of January 30, 2021, we operated 2,998 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners (including footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu and related e-commerce sites in the various European countries that we operate, footlocker.com.au, footlocker.com.nz, sidestep-shoes.de, sidestep-shoes.nl, footlocker.hk, footlocker.sg, footlocker.mo, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Foot Locker, Inc. has its corporate headquarters in New York. The service marks, trade names, and trademarks appearing in this report (except for Nike, Jordan, adidas, and Puma) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	February 2,			January 30,	Relocations/	(in thousands)
	2020	Opened	Closed	2021	Remodels	Selling	Gross
Foot Locker U.S.	867	21	40	848	20	2,409	4,203
Foot Locker Europe	636	9	21	624	17	1,016	2,176
Foot Locker Canada	105	—	4	101	2	255	422
Foot Locker Pacific	91	2	—	93	7	166	260
Foot Locker Asia	14	6	—	20	—	79	141
Kids Foot Locker	431	4	13	422	9	736	1,265
Lady Foot Locker	46	—	11	35	—	51	85
Champs Sports	536	11	8	539	4	1,946	3,033
Footaction	245	4	9	240	22	758	1,240
Runners Point	81	1	82	—	—	—	—
Sidestep	77	11	12	76	1	88	157
Total	3,129	69	200	2,998	82	7,504	12,982

The following is a brief description of each of our banners:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all our consumer touchpoints, Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position, from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events and highly targeted and personalized experiences in local markets including our community-based Power Stores, which provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. Foot Locker’s 1,686 stores are located in 27 countries including 848 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 101 in Canada, 624 in Europe, a combined 93 in Australia and New Zealand, and 20 in Asia. Our domestic stores have an average of 2,800 selling square feet and our international stores have an average of 1,800 selling square feet.

2020 Form 10-K Page 1

Kids Foot Locker — Kids Foot Locker offers the largest selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment with only the best assortment in stores and online. Of our 422 stores, 373 are located in the United States, and Puerto Rico, 31 in Europe, 16 in Canada, 1 in Australia, and 1 in New Zealand. These stores have an average of 1,700 selling square feet.

Lady Foot Locker — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 35 stores that are located in the United States and Puerto Rico. These stores have an average of 1,500 selling square feet.

Champs Sports — Champs Sports is one of the largest mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of our 539 stores, 506 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 33 in Canada. The Champs Sports stores have an average of 3,600 selling square feet.

Footaction — Footaction is a North American athletic footwear and apparel retailer that offers the freshest, best edited selection of athletic lifestyle brands and looks. This banner is uniquely positioned at the intersection of sport and style, with a focus on authentic, premium product. Of our 240 stores, 235 are located in the United States and Puerto Rico and 5 are in Canada. The Footaction stores have an average of 3,200 selling square feet.

Runners Point — We closed our Runners Point banner during 2020.

Sidestep — Sidestep is a predominantly athletic fashion footwear banner. Our 76 stores are located in Germany, Netherlands, and Switzerland. Sidestep caters to a more discerning, fashion forward consumer. Sidestep stores have an average of 1,200 selling square feet.

Eastbay

Eastbay is a sporting goods direct marketer operating in the United States, providing high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports. With over 100 sales professionals, Eastbay Team Sales connects directly with thousands of high school coaches and athletic directors in the United States in offering the best performance product and a premium service level.

Franchise Operations

We have a total of 127 franchised Foot Locker stores located within the Middle East as of January 30, 2021, of which 58 are in Israel. These amounts are not included in the store counts in the table on the prior page.

Competition

The athletic footwear and apparel industry is highly competitive. We compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, some of which are our suppliers.

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the Financial Instruments and Risk Management note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Human Capital

Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community. We believe the strength of our workforce is a significant contributor to our success as a global brand that leads with purpose. We seek to be a great place to work by cultivating and celebrating a culture that promotes diversity, inclusion, and belonging. Our “Live Well. Work Well.” framework enables us to provide support and resources for a variety of needs to help our team members reach their fullest potential.

2020 Form 10-K Page 2

Our People Strategy includes actions around “Uniting our Communities of Talent” around the world to achieve focus and drive results as a more agile and dynamic organization. By creating a Diversity, Inclusion, and Belonging Strategy (DIBs) as part of our people processes, we are able to attract, select, hire, grow, develop, promote, and retain valued team members with diverse backgrounds, perspectives, and experiences. We are relentless in creating a work environment that celebrates the differences that make us even stronger. We provide career growth and professional development through formal learning and on-the-job experiences to advance our team members capability, confidence, and contribution.

We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to lead and support our business objectives, ensure the achievement of our strategic goals, and create long-term value for our shareholders. To support our team members, we provide competitive compensation and benefits, including:

●	Health and wellness benefits (medical, dental, vision, and behavioral health coverage)
●	Financial benefits (401(k) Plan with Company matching contribution, life and disability coverage, Employee Stock Purchase Plan at a 15 percent discount, and commuter benefits)
●	Work-life balance and lifestyle benefits (such as paid time off for full-time team members and Employee Discount Program for all team members)
●	Tuition reimbursement in the United States and EMEA only
●	Outside the United States, we may offer supplemental Health and Wellness benefits, as well as Retirement benefits, based on local competitive practices.

Through our listening session communication strategy, we are committed to listening to and learning from our team members. For many years, we have tracked engagement and leadership effectiveness through our engagement surveys. We have improved our overall engagement, with 80 percent overall favorable rating and 85 percent response rate in 2020. We use insights from these surveys to assess our culture, evaluate our leaders, adjust our plans, and evolve our culture.

We had 15,791 full-time and 35,461 part-time employees as of January 30, 2021 and we consider employee relations to be satisfactory.

We are committed to engaging in corporate social responsibility and sustainability initiatives that support our communities and help us develop trusted relationships with our stakeholders. Our Corporate Social Responsibility disclosure is available to investors on the investor relations tab of our corporate website under the heading “Responsibility.”

Available Information

We maintain a corporate website at www.footlocker-inc.com. Our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Corporate Governance section of our corporate website contains our Corporate Governance Guidelines, Committee Charters, and the Code of Business Conduct for directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to our Corporate Secretary at 330 West 34th Street, New York, N.Y. 10001.

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

2020 Form 10-K Page 3

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

We purchased approximately 91 percent of our merchandise in 2020 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 75 percent of all merchandise purchased in 2020 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike. Individually they purchased between 47 to 82 percent of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their internal criteria. Although we have generally been able to purchase sufficient quantities of this merchandise in the past, we cannot be certain that our suppliers will continue to allocate sufficient amounts to us in the future or whether our suppliers will choose to sell such merchandise in their online business. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers, or any disruption in the supply chain, could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

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

2020 Form 10-K Page 4

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order most of our athletic footwear four to six months prior to delivery to us. If we fail to anticipate accurately either the market for the merchandise or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse effect on our results of operations, liquidity, and financial condition for an extended period of time.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization designated COVID-19 a pandemic. As a result of COVID-19, we temporarily closed all of our stores across all of our brands in North America, Europe Middle East and Africa (“EMEA”), and Asia Pacific for various periods throughout the year. We continue to monitor COVID-19, as well as new strains of the virus, and other closures, capacity limitations, social distancing requirements, and reduced operating hours may be required to help ensure the health and safety of our team members and our customers. We are also continuing to communicate with our suppliers regarding the flow of product. To the extent one or more of our suppliers is negatively affected by COVID-19, including due to the closure of their distribution centers or manufacturing facilities, we may be unable to maintain adequate inventory in our stores or distribution centers. COVID-19 has also caused disruption in transportation, such as shipping port congestion, which has adversely affected our ability to receive merchandise on a timely basis. Given the dynamic nature of these circumstances, the duration of business disruption, reduced customer traffic, and related financial affects cannot be reasonably estimated at this time but are expected to materially affect our business for 2021. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions and related costs to contain or treat it, among others.

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions, public health issues, the closure of certain mall anchor tenants, and changes in customer shopping preferences, such as online shopping. Further, some malls have closed, and others may close in the future. While we seek to obtain suitable locations off-mall there is no guarantee that we will be able to secure such locations.

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

Our future growth will depend, in part, on our ability to expand our business in additional international markets. As we expand into new international markets, we may have only limited experience in operating our business in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. In addition, business practices in these new international markets may be unlike those in the other markets we serve, and we may face increased exposure to certain risks. Our future growth may be materially adversely affected if we are unsuccessful in our international expansion efforts. Our inability to expand in international markets could have a material adverse effect on our business.

2020 Form 10-K Page 5

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

Risks Related to Technology, Data Security, and Privacy

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

2020 Form 10-K Page 6

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

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites, mobile sites, and apps and their related support systems, computer viruses, cybersecurity risks, telecommunications failures, denial of service attacks, bot attacks, and similar disruptions. Also, to sustain, keep current, or grow our digital commerce business we will need to make additional investments. Risks related to digital commerce include those associated with credit card fraud, the need to keep pace with rapid technological change, governmental regulation, and legal uncertainties with respect to internet regulatory compliance. If any of these risks materialize, it could have a material adverse effect on our business.

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

The European Union (“E.U.”) adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4 percent of worldwide revenue. In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"). The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted and the extent of its effect on our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

2020 Form 10-K Page 7

The technology enablement of omni-channel in our business is complex.

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

Risks Related to our Operations and Supply Chain

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, England, Australia, and New Zealand. If complications arise with any facility or third-party arrangements, or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We also may be affected by disruptions in the global transportation network caused by events including delays caused by the COVID-19 pandemic, port disruption, port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

Manufacturer compliance with our social compliance program requirements.

We require our independent manufacturers to comply with our policies and procedures, which cover many areas including human rights policy, labor, health and safety, and environmental standards. We monitor compliance with our policies and procedures using internal resources, as well as third-party monitoring firms. Although we monitor their compliance with these policies and procedures, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our policies and procedures or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternate manufacturing sources, reduce demand for our merchandise, or damage our reputation.

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management teams. Our executive and senior management teams have substantial experience and expertise in our business and have made significant contributions to our success. Our future performance depends, to a significant extent, both upon the continued services of our current executive and senior management teams, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. While we believe that we have adequate succession planning and executive development programs, competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain and attract qualified executives.

Risks associated with attracting and retaining store and field team members.

Our success depends, in part, upon our ability to attract, develop, and retain a sufficient number of qualified store and field team members. The turnover rate in the retail industry is generally high. If we are unable to attract and retain quality team members, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations.

2020 Form 10-K Page 8

Risks Related to our Investments

If our long-lived tangible assets and operating lease right-of-use assets, or goodwill become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived tangible assets and operating lease right-of-use assets, and goodwill when events indicate that the carrying value of such assets may be impaired. Goodwill is reviewed for impairment if impairment indicators arise and, at a minimum, annually. Goodwill is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a quantitative impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which are difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, including our operating lease right-of-use assets, and goodwill and could result in future impairment charges, which would adversely affect our results of operations.

We do not have the ability to exert control over our minority investments, and therefore, we are dependent on others in order to realize their potential benefits.

We currently hold $337 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

If our investees seek additional financing to fund their growth strategies, these financing transactions may result in further dilution of our ownership stakes and these transactions may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Additionally, if our investees are unable to obtain additional financing, those entities could need to significantly reduce their spending in order to fund their operations or result in their insolvency. These actions likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities.

Risks Related to Shareholder Activism, Geopolitics, Regulations, and Other External Risks

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

Our shareholder rights plan could impede or discourage a takeover or change of control.

In December 2020, our Board of Directors adopted a short-term rights plan. The rights plan is intended to protect the interests of all the Company’s shareholders by reducing the likelihood that any person would gain control of the Company through open market accumulation or other tactics without appropriately compensating the Company's shareholders for such control. The rights plan is not intended to prevent or deter any action or offer that the Board of Directors determines to be in the best interests of shareholders. However, the overall effect of the rights plan may render it more difficult or discourage a merger, tender offer or other business combination involving the Company that may be considered beneficial by some shareholders but is not supported by our Board of Directors.

2020 Form 10-K Page 9

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2020 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly, our earnings in other jurisdictions may be affected by the value of currencies when translated into U.S. dollars.

Except for our business in the United Kingdom (the “U.K.”), our international subsidiaries conduct most of their business in their local currency. Inventory purchases for our U.K. business are generally denominated in euros, which could result in foreign currency transaction gains or losses.

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

The U.K. formally exited the European Union on January 31, 2020 (commonly referred to as “Brexit”) and entered into a new trade agreement with the European Union on December 24, 2020. Despite the U.K.’s December 2020 trade agreement, many potential future effects of Brexit remain unclear and could adversely affect certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse effects to our suppliers.

We have significant operations in both the U.K. and the E.U., and we are highly dependent on the free flow of labor and goods in those regions. In response to Brexit, in February 2020 we engaged with a third-party logistics provider within England to mitigate supply chain risks. Uncertainty surrounding Brexit could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including data protection regulation. Compliance with any new laws and regulations may be cumbersome, difficult, or costly.

There remains substantial uncertainty surrounding the ultimate effect of Brexit and outcomes could disrupt the markets we serve and the tax jurisdictions in which we operate. This uncertainty creates challenges (particularly in the near term) with respect to trading relationships between our U.K. subsidiary and other E.U. nations. These possible effects of Brexit could adversely affect our business, results of operations, and financial condition.

Imposition of tariffs and export controls on the products we buy may have a material adverse effect on our business.

A significant portion of the products that we purchase, including the portion purchased from U.S.-based suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain Chinese-made goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

2020 Form 10-K Page 10

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

During 2020, uncertainty surrounding the potential effects of the COVID-19 pandemic helped create volatility in financial markets around the world. This volatility may affect our future access to the credit and debt security markets, leading to higher borrowing costs, or, in some cases, the inability to obtain additional financing.

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and on June 30, 2023, for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Our 2020 Credit Agreement provides for alternative methods of calculating the interest rate payable on indebtedness thereunder.

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement in place until July 14, 2025, tightening of credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 30, 2021 our cash and cash equivalents totaled $1,680 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 30, 2021, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $666 million at January 30, 2021. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

Our financial results may be adversely affected by tax rates or exposure to additional tax liabilities.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. President Biden has proposed raising the highest U.S. federal income tax rate applicable to corporations. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax results by tax jurisdiction, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits.

2020 Form 10-K Page 11

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

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays, and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business. There is also increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, such as worker safety, the use of plastic, energy consumption, and waste.

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

2020 Form 10-K Page 12

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2020 were approximately 12.98 and 7.50 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

We currently operate five distribution centers, of which two are owned and three are leased, occupying an aggregate of 3.0 million square feet. Three of these distribution centers are located in the United States, one in Canada, and one in the Netherlands. We also own a cross-dock and manufacturing facility, and operate a leased warehouse in the United States, both of which support our Team Edition apparel business.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms similar to existing leases.

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

2020 Form 10-K Page 13

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 25, 2021, including business experience for the last five years.

Chairman, President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Executive Officer — North America	Frank Bracken
Executive Vice President and Chief Commercial Officer	Andrew Gray
Executive Vice President and Chief Executive Officer — Asia Pacific and Chief Strategy Officer	W. Scott Martin
Executive Vice President and Chief Financial Officer	Lauren B. Peters
Executive Vice President and Chief Executive Officer — EMEA	Vijay Talwar
Senior Vice President and Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Senior Vice President — Global Supply Chain	Todd Greener
Senior Vice President and Chief Human Resources Officer	Elizabeth S. Norberg
Senior Vice President and Chief Information Officer	Himanshu Parikh
Vice President, Treasurer	John A. Maurer

Richard A. Johnson, age 63, has served as Chairman of the Board since May 2016 and President and Chief Executive Officer since December 2014.

Frank Bracken, age 48, has served as Executive Vice President and Chief Executive Officer — North America since July 22, 2020. He previously served as Senior Vice President and General Manager Foot Locker, Lady Foot Locker, and Kids Foot Locker from October 2017 through July 2020. Mr. Bracken previously served as the General Manager of Foot Locker Canada from February 2016 through October 2017. From January 2014 through February 2016, Mr. Bracken served as Vice President, Divisional Merchandise Manager of Footwear for Champs Sports.

Andrew Gray, age 43, has served as Executive Vice President and Chief Commercial Officer since July 22, 2020. Mr. Gray previously served as Vice President and Chief Merchandising Officer — North America from October 2017 through July 2020 and Vice President and General Manager of U.S. Foot Locker and Lady Foot Locker from April 2016 to October 2017. Mr. Gray previously served as Vice President and General Merchandising Manager from July 2013 to April 2016.

W. Scott Martin, age 53, has served as Executive Vice President and Chief Executive Officer — Asia Pacific and Chief Strategy Officer since July 22, 2020. He previously served as Senior Vice President, Chief Strategy and Development Officer from March 2019 to July 2020. Previously he served as Senior Vice President — Strategy and Store Development from October 2017 to March 2019 and as Senior Vice President — Real Estate from June 2016 to September 2017. Mr. Martin previously served as Vice President, Store Development – Asia Pacific with Gap Inc. from June 2014 to June 2016.

Lauren B. Peters, age 59, has served as Executive Vice President and Chief Financial Officer since July 2011.

Vijay Talwar, age 49, has served as Executive Vice President and Chief Executive Officer — EMEA since February 2019. Mr. Talwar previously served as President — Digital from March 2018 to February 2019 and President — Digital/Footlocker.com/Eastbay from September 2016 to March 2018. Mr. Talwar served as President, Gifts and Special Occasions at Sears Holdings Corporation from 2014 to September 2016.

Giovanna Cipriano, age 51, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Sheilagh M. Clarke, age 61, has served as Senior Vice President, General Counsel and Secretary since June 2014.

Todd Greener, age 50, has served as Senior Vice President — Global Supply Chain since October 2018. Mr. Greener previously served as Senior Vice President — Supply Chain at Advance Auto Parts from March 2015 to October 2018 and General Manager — Appliance Distribution Operations at General Electric Company from September 2012 to February 2015.

2020 Form 10-K Page 14

Elizabeth S. Norberg, age 54, has served as Senior Vice President and Chief Human Resources Officer since September 2018. Ms. Norberg previously served as Executive Vice President, Chief Human Resources Officer at Loews Hotels & Co. (a subsidiary of Loews Corporation) from August 2017 to September 2018, Executive Vice President, Chief Human Resources Officer at Red Lion Hotels Corporation from June 2016 to August 2017, and Vice President and Chief of Human Resources Operations, Health System at Northwell Health from January 2015 to June 2016.

Himanshu Parikh, age 48, has served as Senior Vice President, Chief Information Officer since December 18, 2020. From January 2015 to November 2020, Mr. Parikh served in various technology leadership roles at Michaels Corporation with his most recent role as Senior Vice President — Chief Technology Officer.

John A. Maurer, age 61, has served as Vice President, Treasurer since September 2006. In addition to this role, he also served as the Vice President of Investor Relations from February 2011 through March 2018.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on the New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany.

As of January 30, 2021, we had 11,957 shareholders of record owning 103,619,123 common shares.

We declared a dividend of $0.40 per share in the first quarter of 2020. During the first quarter, we suspended our second quarter dividend as a result of the economic uncertainty as a result of the COVID-19 pandemic. On August 20, 2020, our Board of Directors approved the reinstatement of our quarterly dividend program at a rate of $0.15 per share. We also paid a dividend of $0.15 during the fourth quarter.

On February 17, 2021, the Board of Directors declared a quarterly dividend of $0.20 per share to be paid on April 30, 2021. This dividend represents a 33 percent increase from the previous quarterly per share amount of $0.15 per share. The Board of Directors regularly reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow.

The following table is a summary of our fourth quarter share repurchases:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
November 1 to November 28, 2020	257	$36.88	—	$857,009,892
November 29 to January 2, 2020	591,285	40.14	591,285	833,277,966
January 3 to January 30, 2021	69,062	39.54	69,062	830,547,018
	660,604	$40.07	660,347

(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards, which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2019, the Board of Directors approved a new 3-year, $1.2 billion share repurchase program extending through January 2022. Through January 30, 2021, 9 million shares of common stock were purchased under this program for an aggregate cost of $370 million.

2020 Form 10-K Page 15

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) of our common stock relative to the total returns of the S&P 400 Specialty Retailing Index and the Russell Midcap Index.

Indexed Share Price Performance

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
Foot Locker, Inc.	$100.00	$102.39	$74.82	$87.55	$62.41	$73.87
S&P 400 Specialty Retailing Index	$100.00	$97.25	$94.78	$95.79	$97.09	$144.24
Russell Midcap Index	$100.00	$125.24	$146.56	$145.96	$169.85	$199.97

The above information should not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2020 Form 10-K Page 16

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2020	2019	2018	2017 (1)	2016
Summary of Operations
Sales	$7,548	8,005	7,939	7,782	7,766
Gross margin	2,183	2,543	2,528	2,456	2,636
Selling, general and administrative expenses	1,587	1,650	1,614	1,501	1,472
Depreciation and amortization	176	179	178	173	158
Impairment and other charges	117	65	37	211	6
Interest (expense) income, net	(7)	11	9	2	(2)
Other income, net	198	12	5	5	6
Net income	323	491	541	284	664
Per Common Share Data
Basic earnings	3.10	4.52	4.68	2.23	4.95
Diluted earnings	3.08	4.50	4.66	2.22	4.91
Common stock dividends declared per share	0.70	1.52	1.38	1.24	1.10
Weighted-average Common Shares Outstanding
Basic earnings	104.3	108.7	115.6	127.2	134.0
Diluted earnings	105.1	109.1	116.1	127.9	135.1
Financial Condition
Cash and cash equivalents	$1,680	907	891	849	1,046
Merchandise inventories	923	1,208	1,269	1,278	1,307
Property and equipment, net	788	824	836	866	765
Total assets	7,043	6,589	3,820	3,961	3,840
Long-term debt and obligations under capital leases	110	122	124	125	127
Total shareholders’ equity	2,776	2,473	2,506	2,519	2,710
Financial Ratios
Sales per average gross square foot (2)	$417	510	504	495	515
SG&A as a percentage of sales	21.0%	20.6	20.3	19.3	19.0
Net income margin	4.3%	6.1	6.8	3.6	8.6
Adjusted net income margin (3)	3.9%	6.7	6.9	6.6	8.4
Earnings before interest and taxes (EBIT) (3)	$501	661	704	576	1,006
EBIT margin (3)	6.6%	8.3	8.9	7.4	13.0
Adjusted EBIT (3)	$428	722	741	762	1,012
Adjusted EBIT margin (3)	5.7%	9.0	9.3	9.9	13.0
Return on assets (ROA)	4.7%	9.4	13.9	7.3	17.4
Return on invested capital (ROIC) (3)	8.6%	12.5	12.0	11.0	15.1
Net debt capitalization percent (3), (4)	35.2%	49.4	51.7	54.4	48.5
Current ratio	1.7	2.0	3.3	4.1	4.3
Other Data
Capital expenditures	$159	187	187	274	266
Number of stores at year end	2,998	3,129	3,221	3,310	3,363
Total selling square footage at year end (in millions)	7.50	7.57	7.63	7.71	7.63
Total gross square footage at year end (in millions)	12.98	13.15	13.24	13.30	13.12

(1)	2017 represented the 53 weeks ended February 3, 2018.
(2)	Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2017 amount has been calculated excluding the sales of the 53rd week.
(3)	These represent non-GAAP measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)	Represents total debt and obligations under leases, net of cash, and cash equivalents. For 2016 to 2018, this calculation includes the present value of operating leases prior to the adoption of the new lease accounting standard and therefore was considered a non-GAAP measure.

2020 Form 10-K Page 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2020 and 2019 detail and year-over-year comparisons between 2020 and 2019. For a comparison of our results for 2019 to our results of 2018 and other financial information related to 2018, refer to our Annual Report on Form 10-K for the year ended February 1, 2020 filed with the SEC on March 27, 2020.

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, Footaction, and Sidestep. As of January 30, 2021, we operated 2,998 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 27 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners (including footlocker.com, ladyfootlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu (and related e-commerce sites in the various European countries that we operate) footlocker.com.au, footlocker.com.nz, sidestep-shoes.de, sidestep-shoes.nl, footlocker.mo, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com, final-score.com, and eastbayteamsales.com.

Segment Reporting

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as the related e-commerce businesses. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

COVID-19

COVID-19 had a significant effect on overall economic conditions in the various geographic areas in which we have operations. Our top priority is to protect our team members and their families, our customers, and our operations. We have taken all precautionary measures as directed by health authorities and local, state, and national governments. In response to the COVID-19 pandemic, we temporarily closed our stores across all of our brands in North America, EMEA, and Asia Pacific throughout the year. The following represents a summary of the percentage of time that our stores were open, although there were significant regional variances by quarter and other restrictions that reduced operating hours as well:

Period	Open days
First Quarter	48 percent
Second Quarter	70 percent
Third Quarter	93 percent
Fourth Quarter	87 percent
Full Year	75 percent

We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, reduced operating hours, capacity limitations, and social distancing may be required to help ensure the health and safety of our team members and our customers. COVID-19 has and may continue to have an effect on ports and trade, as well as global travel.

2020 Form 10-K Page 18

We have set up a special COVID-19 task force which is overseeing the necessary precautionary measures to protect the health and safety of our team members as well as following the guidance provided by local health authorities.

Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic, the related financial affect cannot be reasonably estimated at this time but may materially affect our business for the full year of 2021.

Reconciliation of Non-GAAP Measures

In addition to reporting our financial results in accordance with generally accepted accounting principles (“GAAP”), we report certain financial results that differ from what is reported under GAAP. In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as Earnings Before Interest and Taxes (“EBIT”), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, Return on Invested Capital (“ROIC”), and free cash flow.

We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of our core business or which affect comparability. These non-GAAP measures are also useful in assessing our progress in achieving our long-term financial objectives.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results discussed throughout this Annual Report on Form 10-K. Please see the non-GAAP reconciliations for free cash flow in the “Liquidity and Capital Resources” section.

Reconciliation:

($ in millions)	2020	2019	2018
Pre-tax income:
Income before income taxes	$494	$672	$713
Pre-tax adjustments excluded from GAAP:
Impairment and other charges (1)	117	65	37
Other income, net (2)	(190)	(4)	—
Adjusted income before income taxes (non-GAAP)	$421	$733	$750

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$494	$672	$713
Interest (expense)/income, net	(7)	11	9
EBIT	$501	$661	$704

Adjusted income before income taxes	$421	$733	$750
Interest (expense)/income, net	(7)	11	9
Adjusted EBIT (non-GAAP)	$428	$722	$741

EBIT margin %	6.6%	8.3%	8.9%
Adjusted EBIT margin %	5.7%	9.0%	9.3%

2020 Form 10-K Page 19

($ in millions)	2020	2019	2018
After-tax income:
Net income	$323	$491	$541
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $24, $16, and $6, respectively (1)	93	49	31
Other income, net, net of income tax expense of $50, $-, and $- (2)	(140)	(4)	—
Tax charge related to revaluation of certain intellectual property rights (3)	25	—	—
Tax expense/(benefit) related to tax law rate changes (4)	(5)	(2)	4
U.S. tax reform (5)	—	2	(28)
Income tax valuation allowances (6)	—	2	—
Tax benefit related to enacted change in foreign branch currency regulations (7)	—	—	(1)
Adjusted net income (non-GAAP)	$296	$538	$547

Earnings per share:
Diluted EPS	$3.08	$4.50	$4.66
Diluted EPS amounts excluded from GAAP:
Impairment and other charges (1)	0.87	0.44	0.27
Other income, net (2)	(1.33)	(0.04)	—
Tax charge related to revaluation of certain intellectual property rights (3)	0.24
Tax expense/(benefit) related to tax law rate changes (4)	(0.05)	(0.02)	0.04
U.S. tax reform (5)	—	0.02	(0.25)
Income tax valuation allowances (6)	—	0.03	—
Tax benefit related to enacted change in foreign branch currency regulations (7)	—	—	(0.01)
Adjusted diluted EPS (non-GAAP)	$2.81	$4.93	$4.71

Net income margin %	4.3%	6.1%	6.8%
Adjusted net income margin %	3.9%	6.7%	6.9%

Notes on Non-GAAP Adjustments:

(1)	For 2020, 2019, and 2018, we recorded impairment and other charges of $117 million ($93 million net of tax), $65 million ($49 million net of tax), and $37 million ($31 million net of tax), respectively. See the Impairment and Other Charges section for further information.
(2)	During 2020, one of our minority investments, which is measured using the fair value measurement alternative, received additional funding in the third quarter of 2020 at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain, or $140 million net of tax, during the third quarter of 2020. In 2019, Other income, net represented a gain recorded in connection with acquisition of a Canadian distribution center lease and related assets. The tax expense related to this transaction was largely offset by the release of a valuation allowance.
(3)	We recorded a $25 million tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement.
(4)	We recognized a tax benefit of $5 million and $2 million during the fourth quarters of 2020 and 2019, respectively, and a tax expense of $4 million during the fourth quarter 2018 in connection with tax law changes in the Netherlands.
(5)	On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. In 2017, we recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. During 2018, we reduced the provisional amounts by $28 million. This adjustment represented a $21 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments. In 2019, we recorded a charge for $2 million, which reflected an adjustment to U.S. tax on foreign income. We exclude the discrete U.S. tax reform effect from our Adjusted diluted EPS as it does not reflect our ongoing tax obligations under U.S. tax reform.
(6)	Valuation allowances were established against deferred tax assets associated with certain foreign tax losses.
(7)	During 2018, the U.S. Treasury issued a notice that delayed the effective date of regulations under Internal Revenue Code Section 987. The effective date was further delayed by a notice issued in the fourth quarter of 2019 and third quarter of 2020. These regulations changed our method for determining the tax effects of foreign currency translation gains and losses for our foreign businesses that are operated as branches and are reported in a currency other than the currency of their parent. As a result of the delay in the effective date, we updated our calculations for the effect of these regulations, which resulted in an increase to deferred tax assets and a corresponding reduction in our income tax provision in the amount of $1 million in 2018. The adjustments recorded in 2020 and 2019 were not significant.

2020 Form 10-K Page 20

Return on Invested Capital

ROIC is presented below and represents a non-GAAP measure. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also presented below. ROA is calculated as net income in the fiscal year divided by the two-year average of total assets. ROA decreased to 4.7 percent as compared with 9.4 percent in the prior year. This decrease reflected lower net income and higher average total assets, primarily driven by an increase in cash and cash equivalents partially offset by lower merchandise inventories.

Prior to the adoption of the new lease standard in 2019, we adjusted our results to reflect our operating leases as if they qualified for finance lease treatment or as if the property were purchased. The presentation in 2018 did not reflect the requirements of the new lease standard. With the adoption of this standard, leases are now recorded on the Consolidated Balance Sheet, and therefore, certain adjustments are no longer required. Our ROIC decreased to 8.6 percent in 2020, as compared with 12.5 percent in the prior year. The overall decrease in ROIC reflected a decrease in adjusted return after taxes due to the lower profitability caused by the COVID-19 pandemic.

	2020	2019	2018
ROA (1)	4.7%	9.4%	13.9%
ROIC %	8.6%	12.5%	12.0%

(1)	Represents net income of $323 million, $491 million, and $541 million divided by average total assets of $6,816 million, $5,205 million, and $3,891 million for 2020, 2019, and 2018, respectively.

Calculation of ROIC:

($ in millions)	2020	2019	2018
Adjusted EBIT	$428	$722	$741
+ Rent expense (1)	—	—	750
- Estimated depreciation on capitalized operating leases (1)	—	—	(603)
+ Interest component of straight-line rent expense (2)	158	173	—
Adjusted net operating profit	586	895	888
- Adjusted income tax expense (3)	(167)	(236)	(241)
= Adjusted return after taxes	$419	$659	$647
Average total assets (4)	$6,816	$3,755	$3,891
- Average cash and cash equivalents	(1,294)	(899)	(870)
- Average non-interest bearing current liabilities	(819)	(720)	(690)
- Average merchandise inventories	(1,066)	(1,239)	(1,274)
+ Average estimated asset base of capitalized operating leases (1)	—	—	2,989
+ Average right-of-use assets (5)	—	3,024	—
+ 13‑month average merchandise inventories	1,243	1,361	1,337
= Average invested capital	$4,880	$5,282	$5,383
ROIC %	8.6%	12.5%	12.0%

(1)	For 2018, the determination of the capitalized operating leases and the adjustments to income was calculated on a lease-by-lease basis and represented the best estimate of the asset base that would be recorded for operating leases as if they had been classified as finance leases or as if the property were purchased. No such adjustments are required for 2020 and 2019 since leases are accounted for on the Consolidated Balance Sheet after the adoption of the new leasing standard.
(2)	Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each operating lease recorded as a component of rent expense. Operating lease interest is added back to adjusted net operating profit in the ROIC calculation to account for differences in capital structure between us and our competitors.
(3)	The adjusted income tax expense represents the marginal tax rate applied to adjusted net operating profit for each of the periods presented.
(4)	For 2019, the amount represents the average total assets for 2019 and 2018, excluding the 2019 right-of-use assets of $2,899 million for comparability to prior periods.
(5)	For 2019, the amount represents the average of the right-of-use assets as of February 1, 2020 and February 3, 2019 (the date of the adoption of the new lease standard) of $2,899 million and $3,148 million, respectively.

2020 Form 10-K Page 21

Overview of Consolidated Results

(in millions, except per share data)	2020	2019	2018
Sales	$7,548	$8,005	$7,939
Sales per average square foot	417	510	504
Gross margin	2,183	2,543	2,528
Selling, general and administrative expenses	1,587	1,650	1,614
Depreciation and amortization	176	179	178

Operating Results
Division profit	$491	$788	$808
Less: Other charges	117	65	37
Less: Corporate expense	71	74	72
Income from operations	303	649	699
Interest (expense) income, net	(7)	11	9
Other income, net	198	12	5
Income before income taxes	$494	$672	$713

Net income	$323	$491	$541
Diluted earnings per share	$3.08	$4.50	$4.66

Highlights of our 2020 financial performance include:

●	COVID-19 had a significant effect on overall economic conditions in the various geographic areas in which we have operations. In response to the COVID-19 pandemic, stores across all of our brands in North America, EMEA, and Asia Pacific were temporarily closed for various periods during the year. As a result of COVID-19, our stores were open for approximately 75 percent of operating days within 2020. While we attempted to mitigate the loss of sales by employing strategies such as buy on-line and pick-up in store or other curbside services, it was not enough to offset the decrease. Social unrest in the United States and Canada also affected our sales performance and affected our results due to the losses that were sustained.
●	Footwear sales increased to 84 percent of total sales for 2020, as compared with 83 percent in the prior year.
●	Our stores channel experienced decreases in sales due to the previously mentioned store closures and resulting reduced customer traffic to shopping centers and malls.
●	Sales per square foot decreased to $417 reflecting store closures and related reduced customer traffic.
●	Our direct-to-customers sales channel represented 27.8 percent of total sales in 2020, an increase from 16.1 percent in the prior year. Our ongoing investments in our omnichannel ecosystem, including supply chain capabilities, have been instrumental in delivering a seamless customer experience.
●	As noted in the table below, sales and comparable sales both decreased due to closures of our stores throughout the year as a result of COVID-19. Our direct-to-customers channel generated significant increases which partially offset the sales declines in the stores channel.

	2020	2019	2018
Sales (decrease)/increase	(5.7)%	0.8%	2.0%
Comparable sales (decrease)/increase	(5.9)%	2.2%	2.7%
●	Gross margin, as a percentage of sales, decreased to 28.9 percent as a result of increased promotions and the higher portion of direct-to-customer sales, which bear higher freight costs.
●	SG&A expenses were 21.0 percent of sales, an increase of 40 basis points as compared with the prior year. The increase reflected lower sales and an increase in personal protective equipment costs, partially offset by governmental retention credits.
●	Net income was $323 million, or $3.08 diluted earnings per share, which represented a decrease from the prior-year period. This decrease reflected lower sales and higher impairment charges, partially offset by an increase in other income. Adjusted net income was $296 million, or $2.81 diluted earnings per share, as compared with adjusted net income of $538 million, or $4.93 diluted earnings per share.

2020 Form 10-K Page 22

Highlights of our financial position for the year ended January 30, 2021 include:

●	Due to the pandemic, we took various actions to enhance our liquidity, which included borrowing under our revolving credit facility and expense reductions across the organization, including lease concessions negotiated with landlords that reduced or deferred our lease-related payments, scaled-back merchandise inventory orders, extended payment terms with merchandise vendors, temporary workforce reductions, reduced capital spending, reduced salaries and deferred incentive compensation for the CEO and senior executives, and the suspension of our dividend payment in the second quarter, among other measures.
●	We ended the year in a strong financial position. At year end, we had $1,580 million of cash and cash equivalents, net of debt. Cash and cash equivalents at January 30, 2021 were $1,680 million. Our ending cash balance was elevated, in part, due to the higher-than-normal accounts payable and accrued expenses due to timing of merchandise receipts.
●	Net cash provided by operating activities was $1,062 million as compared with $696 million last year.
●	During the year we amended our revolving credit facility, increasing it to a $600 million asset-based revolving credit facility maturing on July 14, 2025. No amounts were outstanding at January 30, 2021.
●	Cash capital expenditures during 2020 totaled $159 million and were primarily directed to the remodeling or relocation of 80 stores, the build-out of 70 new stores, as well as other technology and infrastructure projects.
●	During 2020, we returned $110 million of cash to our shareholders. Dividends totaling $73 million were declared and paid during 2020, and 968,547 shares were repurchased under our share repurchase program at a cost of $37 million. In February 2021, our Board of Directors approved a dividend of $0.20 per share payable on April 30, 2021. These initiatives demonstrate our commitment to delivering meaningful returns to our shareholders.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes direct-to-customers sales. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Stores that were temporarily closed due to the COVID-19 pandemic are also included in the computation of comparable-store sales. Computations exclude the effect of foreign currency fluctuations.

The information shown below represents certain sales metrics by sales channel:

($ in millions)	2020	2019	2018
Stores
Sales	$5,447	$6,720	$6,714
$ Change	$(1,273)	$6	$41
% Change	(18.9)%	0.1%	0.6%
% of total sales	72.2%	83.9%	84.6%
Comparable sales (decrease)/increase	(19.3)%	1.6%	1.1%

Direct-to-customers
Sales	$2,101	$1,285	$1,225
$ Change	$816	$60	$116
% Change	63.5%	4.9%	10.5%
% of total sales	27.8%	16.1%	15.4%
Comparable sales increase	62.8%	5.6%	12.3%

In 2020, sales decreased by 5.7 percent to $7,548 million from sales of $8,005 million in 2019. Excluding the effect of foreign currency fluctuations, sales decreased by 6.3 percent as compared with 2019.

Comparable sales decreased by 5.9 percent as compared with the prior year. The overall comparable sales decline was a result of store closures throughout the year necessitated by COVID-19, this was partially offset by our direct-to-customers channel, which increased by 62.8 percent as compared with the prior year. Our ongoing investments in our omnichannel ecosystem, including supply chain capabilities, have been instrumental in delivering a seamless customer experience resulting in our digital business representing 27.8 percent of our sales for 2020. Our investments allowed us to leverage our direct-to customers business to continue to serve our customers achieving record daily volume levels.

2020 Form 10-K Page 23

Our EMEA and North America operating segments had comparable sales declines, while our Asia Pacific operating segment generated an increase. The decline in EMEA and North America primarily came from the stores channel as a result of the temporary closures of our stores across all of our banners at various times during the year due to the pandemic. Within North America, our Kids Foot Locker and Footaction business generated increases and our Champs Sports business was essentially flat with all other banners being negative. EMEA’s temporary store closures were for longer periods of time and therefore all banners operating in EMEA declined. Our Asia Pacific operating segment increases were led by strong sales in our Australia e-commerce business.

From a product perspective, we experienced a decline across all product categories (footwear, apparel, and accessories) primarily due to closures necessitated by COVID-19. Sales of men’s basketball and women’s footwear were positive for the year. Additionally, our women’s apparel sales also generated an increase for the year.

Gross Margin

	2020	2019	2018
Gross margin rate	28.9%	31.8%	31.8%
Basis point (decrease) increase in the gross margin rate	(290)	—	20
Components of the change-
Merchandise margin rate (decline) / improvement	(340)	(30)	30
Lower / (higher) occupancy and buyers’ compensation expense rate	50	30	(10)

Gross margin is calculated as sales minus cost of sales. Cost of sales includes the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.

Overall, the gross margin rate decreased to 28.9 percent as compared with the prior year rate of 31.8 percent. The decline in the gross margin rate was due to increased promotions to remain competitive in the marketplace and to clear inventory, as well as the higher portion of direct-to-customer sales, which bear higher freight costs. The promotional stance was partially necessitated by COVID-19 related store closures and our inability to return slow-moving inventory to our suppliers. Offsetting, in part, the higher promotional markdowns taken was increased supplier support, which positively affected the gross margin rate by 80 basis points as compared with the prior year.

The occupancy rate was positively affected by COVID-19 related rent abatements. Due to completed lease negotiations, we were able to record $67 million of rent savings due primarily to rent abatements during the year. We record rent abatements in rent expense when the negotiations are completed and the leases are modified.

Selling, General and Administrative Expenses (SG&A)

($ in millions)	2020	2019	2018
SG&A	$1,587	$1,650	$1,614
$ Change	$(63)	$36	$113
% Change	(3.8)%	2.2%	7.5%
SG&A as a percentage of sales	21.0%	20.6%	20.3%

SG&A decreased by $63 million, or 3.8 percent, in 2020, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 40 basis points as compared with 2019. Excluding the effect of foreign currency fluctuations, SG&A decreased by $78 million, or 4.7 percent, as compared with the prior year.

SG&A included CARES Act retention credits and similar governmental subsidies of $71 million, as we continued to pay our employees throughout most of the first quarter despite the temporary store closures. We also incurred incremental expenses of $14 million for personal protective equipment. We carefully managed expenses by reducing spending in all areas of the business, including marketing and travel, among other categories.

Depreciation and Amortization

($ in millions)	2020	2019	2018
Depreciation and amortization	$176	$179	$178
$ Change	$(3)	$1	$5
% Change	(1.7)%	0.6%	2.9%

2020 Form 10-K Page 24

Capital expenditures were reduced at the onset of the COVID-19 pandemic and this contributed to the $3 million reduction in depreciation and amortization in 2020 as compared with 2019. Excluding the effect of foreign currency fluctuations, depreciation and amortization decreased by $5 million as compared with the prior year.

Operating Results

Division profit was $491 million, or 6.5 percent of sales in 2020. This compares with $788 million, or 9.8 percent of sales, for the prior year. The decline was from our stores channel and was partially offset by an increase in our direct-to-customers channel. Our direct-to-customers channel improved its gross margins and both channels significantly reduced operating costs as mitigation for the loss of sales caused by the COVID-19 pandemic.

Impairment and Other Charges

Due to COVID-19 and its effect on our actual and projected results, during the first quarter of 2020 we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets of 70 stores. During the fourth quarter of 2020, we conducted an additional impairment review for approximately 90 underperforming stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $62 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 of those stores.

Losses related to social unrest represented inventory losses, damages to store property, repairs, and other costs incurred in connection with the riots that affected certain parts of the United States and Canada during 2020 and resulted in a loss of $18 million. Approximately 140 stores were damaged due to the unrest. The total charge included inventory losses of $15 million, damages to store property of $1 million, and repairs and other costs of $2 million. During the fourth quarter, we recorded a partial insurance recovery of $10 million. We are continuing to work with our insurers to determine the remaining amount of our covered losses under our property insurance policy. Additional insurance recoveries will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and consolidated certain Eastbay operations into Champs Sports. We recorded charges of $19 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay. We also recorded a charge of $4 million in connection with the reorganization of certain support functions and supply chain operations within our EMEA segment.

During 2020, we recorded charges totaling $4 million related to the write-down of one of our minority investments and we incurred $2 million related to the pension matter and related plan reformation.

See Note 3, Impairment and Other Charges for additional information.

Corporate Expense

($ in millions)	2020	2019	2018
Corporate expense	$71	$74	$72
$ Change	$(3)	$2	$24

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $24 million, $19 million, and $18 million in 2020, 2019, and 2018, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $28 million in 2020, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $25 million as compared with 2019. This increase was primarily due to higher incentive compensation expense.

2020 Form 10-K Page 25

Interest (Expense) Income, net

($ in millions)	2020	2019	2018
Interest expense	$(13)	$(10)	$(11)
Interest income	6	21	20
Interest (expense) income, net	$(7)	$11	$9
Weighted-average interest rate (excluding fees)	6.6%	6.9%	7.0%

We recorded net interest expense of $7 million in 2020 as compared with net interest income of $11 million in 2019. Interest income decreased as a result of lower average interest rates on our cash and cash equivalents. Additionally, interest expense increased due to the drawdown of the revolving credit facility in March 2020 and higher costs related to the new revolving credit facility. In the first quarter of 2020, we borrowed $330 million of our credit facility which was repaid in full during the second quarter of 2020.

Other Income, net

($ in millions)	2020	2019	2018
Other income, net	$198	$12	$5

Other income, net includes non-operating items, franchise royalty income, gains associated with disposal of property, changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts, changes in the market value of our available-for-sale security, premiums paid to repurchase and retire bonds, changes in value for our investments accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment, our share of earnings or losses related to our equity method investments, and net benefit expense or income related to our pension and postretirement programs, excluding the service cost component.

One of our minority investments, which is measured using the fair value measurement alternative, received additional funding at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain during the third quarter of 2020. Other income, net also included $6 million of royalty income, $5 million of net benefit income relating to our pension and post retirement programs. This income was partially offset by $2 million in premiums paid in connection with the repurchase and retirement of bonds and a $1 million loss related to our equity method investments.

Income Taxes

Our effective tax rate for 2020 was 34.5 percent, as compared with 27.0 percent in 2019. The increase was primarily due to valuation allowances for losses in certain foreign jurisdictions and a $25 million tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. Additionally, during the fourth quarters of 2020 and 2019, we recorded tax benefits of $5 million and $2 million, respectively, in connection with tax law changes in the Netherlands.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The changes in the tax reserves were not significant in 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. On December 27, the Consolidations Appropriations Act, 2021 (“CAA”) was signed into law to fund the federal government through the end of the fiscal year, provide further COVID-19 economic relief, and extend certain expiring tax provisions. In addition, governments around the world enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. We are required to recognize the effects of tax law changes in the period of enactment. We have assessed the applicability of the CARES Act & CAA, (combined as “Acts”), and changes to income tax laws or regulations in other jurisdictions and determined there is no significant effect on our income tax provision for the year ended January 30, 2021. We continue to assess the effect of the Acts and ongoing government guidance related to COVID-19 that may be issued.

2020 Form 10-K Page 26

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

We may also repurchase our common stock through open market purchases, privately negotiated transactions, or otherwise. Such repurchases if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. As of January 30, 2021, approximately $830 million remained available under our current $1.2 billion share repurchase program.

In February 2021, the Board of Directors declared a quarterly dividend of $0.20 per share to be paid on April 30, 2021, representing a 33 percent increase over the previous quarterly per share amount.

In January 2022, we will repay the $98 million principal outstanding of our 8.5 percent debentures.

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

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased approximately 91 percent of our merchandise from our top five suppliers in both 2020 and 2019 and expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 75 percent and 71 percent was purchased from one supplier, Nike, Inc., in 2020 and 2019, respectively.

Planned capital expenditures in 2021 are $275 million. Included in the planned amount is $160 million dedicated to real estate projects designed to elevate our customers’ in-store experience. The real estate total includes the remodeling or expansion of approximately 130 existing stores, as well as the planned opening of approximately 100 new stores, including the continued expansion of our off-mall community-based and “power” store formats, which provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. The real estate total also includes continued expansion in Asia. Finally, the capital plan for 2021 also includes $115 million for digital and supply chain initiatives. As shown in 2020, we have the ability to revise and reschedule much of the anticipated capital expenditure program should our financial position require it.

Operating Activities

($ in millions)	2020	2019	2018
Net cash provided by operating activities	$1,062	$696	$781
$ Change	$366	$(85)	$(32)

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash gains, non-cash impairment and other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash provided by operating activities in 2020 compared with the prior year reflected higher inflows associated with working capital changes, partially offset by lower net income and a non-cash gain. In response to the COVID-19 pandemic we carefully managed our inventory levels. We were also affected by lack of available inventory caused, in part, by slowdowns in the supply chain environment. During 2020, we did not make any contributions to our U.S. qualified pension plan, as compared with $55 million made in 2019. No U.S. qualified pension plan contributions were required during 2020 due to the strong funded position of the plan. The amounts and timing of pension contributions are dependent on several factors, including asset performance.

2020 Form 10-K Page 27

As of January 30, 2021, we have withheld approximately $24 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Cash paid for income taxes was $100 million, $201 million, and $184 million for 2020, 2019, and 2018, respectively.

Investing Activities

($ in millions)	2020	2019	2018
Net cash used in investing activities	$168	$235	$274
$ Change	$(67)	$(39)	$(15)

Capital expenditures in 2020 decreased to $159 from $187 in the prior year. During 2020, we completed the remodeling or relocation of 82 existing stores and opened 69 new stores.

Investing activities for 2020 included cash outflows of $9 million related to various minority investments as compared with $50 million in 2019. Also included in 2019 is a $2 million inflow related to the sale of a building.

Financing Activities

($ in millions)	2020	2019	2018
Net cash used in financing activities	$126	$493	$527
$ Change	$(367)	$(34)	$(89)

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

($ in millions)	2020	2019	2018
Share repurchases	$37	$335	$375
Dividends paid on common stock	73	164	158
Total returned to shareholders	$110	$499	$533

During 2020, we repurchased 968,547 shares of our common stock under our share repurchase programs for $37 million. Additionally, we declared and paid dividends of $73 million, representing an annual rate of $0.70 per share in 2020.

In the first quarter of 2020, we borrowed $330 million of our then-existing revolving credit facility, which was repaid in full during the second quarter of 2020. In July 2020, we entered into a new $600 million revolving credit agreement and in connection with this transaction we paid fees of $4 million. During the year, we purchased and retired $20 million of our outstanding bonds for $22 million. Additionally, we paid $1 million in connection with our finance lease obligations.

During the year, we entered into an agreement with one of our franchisors to operate a limited number of Foot Locker stores in Europe. We have operational control of the new entity and have continued to consolidate the results of the joint venture. We received contributions of $6 million in connection with this agreement.

During 2020, we paid $1 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards. Offsetting the amounts above were proceeds received from the issuance of common stock and treasury stock in connection with the employee stock programs of $6 million for 2020.

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

2020 Form 10-K Page 28

The following table presents a reconciliation of net cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

($ in millions)	2020	2019	2018
Net cash provided by operating activities	$1,062	$696	$781
Capital expenditures	(159)	(187)	(187)
Free cash flow	$903	$509	$594

Capital Structure

On July 14, 2020, we amended our then-existing revolving credit agreement to provide for a $600 million asset-based revolving credit facility that is scheduled to mature on July 14, 2025 (as amended, “2020 Credit Agreement”). Under the 2020 Credit Agreement interest is determined, at our option, by either (1) the eurodollar rate, which is determined by reference to LIBOR, plus a margin of 1.75 percent to 2.25 percent per annum, or (2) the base rate, which is determined by reference to the federal funds rate, plus a margin of 0.75 percent to 1.25 percent, in each case. In addition, we are paying a commitment fee of 0.50 percent per annum on the unused portion of the commitments under the 2020 Credit Agreement.

The 2020 Credit Agreement provides for a security interest in certain of our and the Guarantors’ (as defined in the 2020 Credit Agreement) domestic assets, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. If certain specified events of default have occurred and are continuing, or if availability under the 2020 Credit Agreement is less than or equal to the greater of $60 million and 10 percent of the Loan Cap (as defined in the 2020 Credit Agreement), we are required to test compliance with a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 as of the end of each fiscal quarter. No events of default occurred during 2020.

As long as certain payment conditions are satisfied, including (a) the absence of any default or event of default has occurred availability under the 2020 Credit Agreement is not less than 15 percent of the lesser of the aggregate amount of the commitments and (b) the Borrowing Base (as defined in the 2020 Credit Agreement), determined as of the preceding fiscal month and on a proforma basis for the following six fiscal months, we may make investments, pay dividends, and repurchase our shares without restriction.

Credit Rating

As of March 25, 2021, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

Debt Capitalization and Equity

($ in millions)	2020	2019
Long-term debt and obligations under finance leases	$110	$122
Operating lease liability	3,079	3,196
Total debt including finance and operating leases	3,189	3,318
Less:
Cash and cash equivalents	1,680	907
Total net debt including the present value of finance and operating leases	1,509	2,411
Shareholders’ equity	2,776	2,473
Total capitalization	$4,285	$4,884

Total net debt capitalization percent including finance and operating leases	35.2%	49.4%

Net debt capitalization percent decreased to 35.2 percent as compared with 49.4 percent in the prior year, primarily reflecting higher cash and cash equivalents.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity. Also, our financial policies prohibit the use of derivatives for which there is no underlying exposure.

2020 Form 10-K Page 29

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

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our incremental borrowing rate is calculated as the weighted average risk-free (sovereign) rate plus a spread to reflect our current unsecured credit rating plus the fees to borrow under our credit facility. The weighted average risk-free (sovereign) rates were based on the Treasury BVAL rates curve in Bloomberg. In the regions that we have stores, rates were developed for 3, 5, 7, 10, and 15 years. The weighting given to each region was determined by the number of stores in each region.

The spread to reflect our current credit rating represented the spread between U.S. Treasury rates and Bloomberg’s USD BVAL curve for non-financial companies with the Company’s credit rating. The fees to borrow represent the facility fees paid on the Company’s revolving credit facility.

2020 Form 10-K Page 30

Impairment of Long-Lived Tangible Assets and Right-of-Use Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets and right-of-use assets may not be recoverable (“a triggering event”). Our policy for determining whether a triggering event exists comprises the evaluation of measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities, which is generally at the store level. We also evaluate for triggering events at the banner level. If an impairment review is necessitated by the identification of a triggering event, we determine the fair value of the asset using assumptions predominately identified from our historical performance and our long-range strategic plans. To determine if an impairment exists, we compare the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset group. If the carrying amount of the asset exceeds the estimated undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value.

The estimation of fair value is measured by discounting expected future cash flows using a risk adjusted discount rate and by using a market approach to determine current lease rates. Future expected cash flows are based upon estimates that, if not achieved, may result in significantly different results.

During 2020, due to the COVID-19 pandemic and its effect on our actual and projected results, during the first quarter of 2020, we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets of 70 stores. Additionally, we performed an impairment review for certain underperforming stores during the fourth quarter and recorded non-cash impairment charges totaling $62 million for approximately 60 stores.

Recoverability of Goodwill

We review goodwill for impairment annually during the first quarter of each fiscal year or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step qualitative impairment test.

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

2020 Form 10-K Page 31

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

The weighted-average long-term rate of return used to determine 2020 pension expense was 5.5 percent.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2020 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

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

The weighted-average discount rates used to determine the 2020 benefit obligations related to our pension and postretirement plans was 2.5 percent and 2.8 percent, respectively.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at January 30, 2021 by approximately $42 million and $35 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased or decreased the accumulated benefit obligation on the postretirement plan by approximately $1 million depending on if the change was an increase or decrease, respectively.

Trend Rate

We maintain two postretirement medical plans, one covering certain executive officers and key employees (“SERP Medical Plan”), and the other covering all other team members. With respect to the SERP Medical Plan, a 100-basis point change in the assumed health care cost trend rate would not significantly change this plan’s accumulated benefit obligation. With respect to the postretirement medical plan covering all other team members, there is limited risk to us for increases in health care costs since, beginning in 2001, new retirees have assumed the full expected costs and then-existing retirees have assumed all increases in such costs.

2020 Form 10-K Page 32

Mortality Assumptions

The mortality assumption used to value our 2020 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2020 for both males and females, while in the prior year the obligation was valued using the Pri-2012 mortality table with generational projection using MP-2019. We used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value our Canadian pension obligations for 2020.

For the SERP Medical Plan, the mortality assumption used to value the 2019 obligation was updated to the PriH-2012 table with generational projection using MP-2020. Each year we update this assumption to the most recent study from the Society of Actuaries.

Income Taxes

Deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income for future years by taxing jurisdiction and to use our judgment to determine whether to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon our long-range strategic plans. A one percent change in the overall statutory tax rate for 2020 would have resulted in a change of $2 million to the carrying value of the net deferred tax asset and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions, and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Excluding the effect of any nonrecurring items that may occur, we expect the effective tax rate for 2021 to be in the range of 29.6% to 30.6%. The actual tax rate will depend on the level and geographic mix of income and losses, as well as the limits to tax benefits for losses in certain foreign jurisdictions. Our actual tax rate will also depend on the enactment of a corporate tax rate increase, as proposed by the Biden Administration.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles, and the accounting principles adopted by us during the year ended January 30, 2021 are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations for the fiscal years ended:
●	January 30, 2021, February 1, 2020, and February 2, 2019
●	Consolidated Statements of Comprehensive Income for the fiscal years ended:
●	January 30, 2021, February 1, 2020, and February 2, 2019
●	Consolidated Balance Sheets as of:
●	January 30, 2021 and February 1, 2020
●	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended:
●	January 30, 2021, February 1, 2020, and February 2, 2019
●	Consolidated Statements of Cash Flows for the fiscal years ended:
●	January 30, 2021, February 1, 2020, and February 2, 2019
●	Notes to the Consolidated Financial Statements.

2020 Form 10-K Page 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

2020 Form 10-K Page 34

Fair value of asset group related to certain underperforming stores

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company performs an impairment review when circumstances indicate that the carrying amount of long-lived tangible assets and right-of-use assets may not be recoverable. The long-lived tangible assets and the right-of-use assets of the Company as of January 30, 2021 were $788 million and $2,716 million, respectively. If a triggering event is identified, the Company compares the carrying amount of the asset group with the estimated future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. The estimation of fair value of the asset group is measured by discounting expected future cash flows using a risk adjusted discount rate and current market-based information for right-of-use assets. During the year ended January 30, 2021, the Company recorded impairment charges of $77 million related to certain underperforming stores.

We identified the evaluation of the fair value of the asset group related to certain underperforming stores as a critical audit matter. The market-based assumptions used to estimate the fair value of the asset group included market rent estimates for comparable stores that required a high degree of auditor judgment to evaluate and were challenging to test in the current economic environment, as the COVID-19 shutdowns impacted the retail real estate market significantly.  Changes in the selection of the market rent estimates could have had a significant effect on the determination of the fair value of the asset group, which impacted the measurement and allocation of the impairment loss within the asset group.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived tangible asset and right-of-use asset impairment assessment process, including controls related to the estimate of the fair value of the asset group. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the market rent estimates by assessing comparable retail leasing activity applicable to each location
●	assessing historic leasing activity of the Company in relation to historical store sales performance

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

New York, New York

March 25, 2021

2020 Form 10-K Page 35

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share amounts)	2020	2019	2018
Sales	$7,548	$8,005	$7,939

Cost of sales	5,365	5,462	5,411
Selling, general and administrative expenses	1,587	1,650	1,614
Depreciation and amortization	176	179	178
Impairment and other charges	117	65	37
Income from operations	303	649	699

Interest (expense) income, net	(7)	11	9
Other income, net	198	12	5
Income before income taxes	494	672	713
Income tax expense	171	181	172
Net income	$323	$491	$541

Basic earnings per share	$3.10	$4.52	$4.68
Weighted-average shares outstanding	104.3	108.7	115.6

Diluted earnings per share	$3.08	$4.50	$4.66
Weighted-average shares outstanding, assuming dilution	105.1	109.1	116.1

See Accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K Page 36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	2020	2019	2018
Net income	$323	$491	$541
Other comprehensive income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax expense (benefit) of $3, $(1), and $(9), respectively	40	(20)	(75)

Cash flow hedges:
Change in fair value of derivatives, net of income tax benefit of $-, $1, and $-, respectively	2	(3)	—

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense (benefit) of $4, $(3), and $(8), respectively	13	(9)	(24)

Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $3, and $3, respectively	8	8	8
Comprehensive income	$386	$467	$450

See Accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K Page 37

CONSOLIDATED BALANCE SHEETS

($ in millions, except share amounts)	January 30, 2021	February 1, 2020
ASSETS

Current assets:
Cash and cash equivalents	$1,680	$907
Merchandise inventories	923	1,208
Other current assets	232	271
	2,835	2,386
Property and equipment, net	788	824
Operating lease right-of-use assets	2,716	2,899
Deferred taxes	101	81
Goodwill	159	156
Other intangible assets, net	17	20
Minority investments	337	142
Other assets	90	81
	$7,043	$6,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$402	$333
Accrued and other liabilities	560	343
Current portion of debt and obligations under finance leases	102	—
Current portion of operating lease liabilities	580	518
	1,644	1,194
Long-term debt and obligations under finance leases	8	122
Long-term operating lease liabilities	2,499	2,678
Other liabilities	116	122
Total liabilities	4,267	4,116
Commitments and contingencies

Shareholders’ equity:
Common stock and paid-in capital: 103,693,359	779	764
and 104,187,310 shares outstanding, respectively
Retained earnings	2,326	2,103
Accumulated other comprehensive loss	(331)	(394)
Treasury stock at cost: 74,236 and - shares, respectively	(3)	—
Noncontrolling interest	5	—
Total shareholder's equity	2,776	2,473
	$7,043	$6,589

See Accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K Page 38

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other		Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at February 3, 2018	121,262	$842	(1,433)	$(63)	$2,019	$(279)	$—	$2,519
Restricted stock issued	93	—	—	—	—	—	—	—
Issued under director and stock plans	175	6	—	—	—	—	—	6
Share-based compensation expense	—	22	—	—	—	—	—	22
Shares of common stock used to satisfy tax withholding obligations	—	—	(36)	(1)	—	—	—	(1)
Share repurchases	—	—	(7,887)	(375)	—	—	—	(375)
Reissued - Employee Stock Repurchase Plan ("ESPP")	—	—	48	2	—	—	—	2
Retirement of treasury stock	(8,597)	(61)	8,597	400	(339)	—	—	—
Net income	—	—	—	—	541	—	—	541
Cash dividends declared on common stock ($1.38 per share)	—	—	—	—	(158)	—	—	(158)
Translation adjustment, net of tax	—	—	—	—	—	(75)	—	(75)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(16)	—	(16)
Cumulative effect of the adoption of ASU 2014-09	—	—	—	—	4	—	—	4
Cumulative effect of the adoption of ASU 2016-16	—	—	—	—	37	—	—	37
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$—	$2,506
Restricted stock issued	89	—	—	—	—	—	—	—
Issued under director and stock plans	187	3	—	—	—	—	—	3
Share-based compensation expense	—	18	—	—	—	—	—	18
Shares of common stock used to satisfy tax withholding obligations	—	—	(32)	(2)	—	—	—	(2)
Share repurchases	—	—	(8,375)	(335)	—	—	—	(335)
Reissued - ESPP	—	—	97	6	—	—	—	6
Retirement of treasury stock	(9,021)	(66)	9,021	368	(302)	—	—	—
Net income	—	—	—	—	491	—	—	491
Cash dividends declared on common stock ($1.52 per share)	—	—	—	—	(164)	—	—	(164)
Translation adjustment, net of tax	—	—	—	—	—	(20)	—	(20)
Change in cash flow hedges, net of tax	—	—	—	—	—	(3)	—	(3)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(1)	—	(1)
Cumulative effect of the adoption of Topic 842	—	—	—	—	(26)	—	—	(26)
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock issued	121	—	—	—	—	—	—	—
Issued under director and stock plans	297	7	—	—	—	—	—	7
Share-based compensation expense	—	15	—	—	—	—	—	15
Shares of common stock used to satisfy tax withholding obligations	—	—	(41)	(1)	—	—	—	(1)
Share repurchases	—	—	(969)	(37)	—	—	—	(37)
Reissued - ESPP	—	—	23	1	—	—	—	1
Retirement of treasury stock	(913)	(7)	913	34	(27)	—	—	—
Noncontrolling interest acquired	—	—	—	—	—	—	5	5
Net income	—	—	—	—	323	—	—	323
Cash dividends declared on common stock ($0.70 per share)	—	—	—	—	(73)	—	—	(73)
Translation adjustment, net of tax	—	—	—	—	—	40	—	40
Change in cash flow hedges, net of tax	—	—	—	—	—	2	—	2
Pension and postretirement adjustments, net of tax	—	—	—	—	—	21	—	21
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776

See Accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K Page 39

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2020	2019	2018
From operating activities:
Net income	$323	$491	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash gain	(190)	(4)	—
Non-cash impairment and other charges	97	48	19
Depreciation and amortization	176	179	178
Deferred income taxes	(9)	5	9
Share-based compensation expense	15	18	22
U.S. qualified pension plan contributions	—	(55)	(128)
Change in assets and liabilities:
Merchandise inventories	294	51	(16)
Accounts payable	58	(51)	135
Accrued and other liabilities	139	(40)	39
Pension litigation accrual	—	—	13
Class counsel fees paid in connection with pension litigation	—	—	(97)
Other, net	159	54	66
Net cash provided by operating activities	1,062	696	781

From investing activities:
Capital expenditures	(159)	(187)	(187)
Minority investments	(9)	(50)	(89)
Proceeds from sale of property	—	2	—
Insurance proceeds related to loss on property and equipment	—	—	2
Net cash used in investing activities	(168)	(235)	(274)

From financing activities:
Proceeds from the revolving credit facility	330	—	—
Repayment of the revolving credit facility	(330)	—	—
Payment of long-term debt and obligations under finance leases	(23)	—	—
Payment of debt issuance costs	(4)	—	—
Contribution from non-controlling interest	6	—	—
Purchase of treasury shares	(37)	(335)	(375)
Dividends paid on common stock	(73)	(164)	(158)
Proceeds from exercise of stock options	4	5	5
Proceeds from common stock issued under employee stock plans	2	—	—
Treasury stock reissued under employee stock plan	—	3	2
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(2)	(1)
Net cash used in financing activities	(126)	(493)	(527)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	8	(7)	(30)
Net change in cash, cash equivalents, and restricted cash	776	(39)	(50)
Cash, cash equivalents, and restricted cash at beginning of year	942	981	1,031
Cash, cash equivalents, and restricted cash at end of period	$1,718	$942	$981

Cash paid during the year:
Interest	$14	$11	$11
Income taxes	$100	$201	$184

See Accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K Page 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries, as well as any entities in which we have a controlling voting interest that are required to be consolidated. All significant intercompany amounts have been eliminated. As used in these Notes to Consolidated Financial Statements the terms “Foot Locker,” “Company,” “we,” “our,” and “us” refer to Foot Locker, Inc. and its consolidated subsidiaries.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 a pandemic. COVID-19 had a significant effect on overall economic conditions in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns. As a result of the COVID-19 pandemic, we temporarily closed our stores in North America, EMEA (Europe, Middle East, and Africa), and Asia Pacific throughout 2020 but primarily during the first and second quarters. We have been and will continue to operate in-store fulfillment activities to mitigate the effect of the temporary closures caused by COVID-19.

We considered the ongoing effects of the COVID-19 pandemic on our operations, as well as the assumptions and estimates used when preparing our financial statements, including inventory valuation, income taxes, and evaluating the impairment of long-lived tangible assets and right-of-use lease assets. These assumptions and estimates may change as the current situation evolves or new events occur and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse effect on our results of operations, financial position, and liquidity.

Reporting Year

Our fiscal year end is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2020, 2019, and 2018 represented the 52 weeks ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

2020 Form 10-K Page 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of our gift card liability balance:

($ in millions)	2020	2019
Gift card liability at beginning of year	$35	$35
Redemptions	(118)	(105)
Breakage recognized in sales	(8)	(7)
Activations	131	112
Foreign currency fluctuations	1	—
Gift card liability at end of year	$41	$35

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2020 and 2019.

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

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

($ in millions)	2020	2019	2018
Advertising expenses (1)	$69	$91	$111
Digital advertising expenses	89	95	96
Cooperative advertising reimbursements	(14)	(20)	(25)
Net advertising expense	$144	$166	$182

(1)	Effective with the adoption of the new lease standard in 2019, advertising costs that are required by some of our mall-based leases are recorded as an element of rent expense. These costs were $14 million for 2018.

Catalog Costs

Catalog costs, which are primarily comprised of paper, printing, and postage, are expensed at the time the catalogs are distributed. Cooperative reimbursements earned for the promotion of certain products are agreed upon with vendors and are recorded in the same period as the associated catalog expenses are recorded.

Catalog costs, which are included as a component of SG&A, were as follows:

($ in millions)	2020	2019	2018
Catalog costs	$7	$15	$18

2020 Form 10-K Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We recognize compensation expense for share-based awards based on the grant date fair value of those awards. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, and risk-free interest rate. See Note 20, Share-Based Compensation, for information on the assumptions used to calculate the fair value of stock options. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employee stock purchase plan, we will issue authorized but unissued common stock or use common stock held in treasury.

Awards of restricted stock units cliff vest after the passage of time, generally three years. Performance-based restricted stock unit awards are earned on achievement of pre-established goals and with regards to certain awards, vest after an additional one-year period.

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

(in millions, except per share data)	2020	2019	2018
Net income	$323	$491	$541

Weighted-average common shares outstanding	104.3	108.7	115.6
Dilutive effect of potential common shares	0.8	0.4	0.5
Weighted-average common shares outstanding assuming dilution	105.1	109.1	116.1

Earnings per share - basic	$3.10	$4.52	$4.68
Earnings per share - diluted	$3.08	$4.50	$4.66

Anti-dilutive share-based awards excluded from diluted calculation	2.5	2.2	1.9

Contingently issuable shares of 0.4 million for 2020, 0.5 million for 2019, and 0.9 million for 2018, have not been included as the vesting conditions have not been satisfied. These shares relate to restricted stock unit awards issued in connection with our long-term incentive program.

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

2020 Form 10-K Page 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows:

	January 30,	February 1,	February 2,
($ in millions)	2021	2020	2019
Cash and cash equivalents (1)	$1,680	$907	$891
Restricted cash included in other current assets (2)	8	6	59
Restricted cash included in other non-current assets	30	29	31
Cash, cash equivalents, and restricted cash	$1,718	$942	$981

(1)	Includes cash equivalents of $503 million, $366 million, and $476 million for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
(2)	The remaining balance of the qualified settlement fund related to the pension matter of $55 million was included in the current portion of restricted cash as of February 2, 2019 and was contributed to the pension plan in 2019.

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

Minority Investments

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. As of January 30, 2021, and February 1, 2020, we had $15 million and $8 million, respectively, of investments which are accounted for under the equity method.

Our investments that are not accounted for under the equity method are measured at cost adjusted for changes in observable prices minus impairment, under the practicability exception. As of January 30, 2021, and February 1, 2020, we had $322 million and $134 million, respectively, of investments which are accounted for under this method.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Significant additions and improvements to property and equipment are capitalized. Major renewals or replacements that substantially extend the useful life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

2020 Form 10-K Page 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Buildings	Maximum of 50 years
Store leasehold improvements	Shorter of the asset useful life or expected term of the lease
Furniture, fixtures, and equipment	3‑10 years
Software	2‑5 years

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. We generally amortize these costs on a straight-line basis over a period not to exceed five years. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $93 million and $80 million at January 30, 2021 and February 1, 2020, respectively.

Impairment of Long-Lived Tangible Assets and Right-of-Use Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets and right-of-use assets may not be recoverable (“a triggering event”). Our policy in determining whether a triggering event exists comprises the evaluation of measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows for other assets and liabilities, which is generally at the store level. We also evaluate triggering events at the banner level. In evaluating potential store level impairment, we compare future undiscounted cash flows expected to result from the use of the asset group to the carrying amount of the asset group. The future cash flows are estimated predominately based on our historical performance and long-range strategic plans. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value. The estimation of fair value is measured by discounting expected future cash flows using a risk adjusted discount rate and using current market-based information for right-of-use assets. We estimate fair value based on the best information available using estimates, judgments, and projections as considered necessary.

Leases

On February 3, 2019, we adopted the new lease accounting standard. We applied the modified retrospective method of adoption and therefore, results for 2020 and 2019 are presented under the new guidance, while 2018 has not been adjusted. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. The lease term includes options to extend or terminate a lease only when we are reasonably certain that we will exercise that option. The right-of-use asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, initial direct costs, and any tenant improvement allowances received. For operating leases, right-of-use assets are reduced over the lease term by the straight-line lease expense recognized less the amount of accretion of the lease liability determined using the effective interest method.

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

2020 Form 10-K Page 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For our 2020 annual impairment review, we concluded the fair value of each reporting unit exceeded its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented.

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

2020 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and Postretirement Obligations

Pension benefit obligations and net periodic pension costs are calculated using actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate for the U.S. plans is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly-rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The cash flows are discounted to their present value and an overall discount rate is determined. The discount rate selected to measure the present value of the Canadian benefit obligations was developed by using that plan’s bond portfolio indices, which match the benefit obligations. We measure our plan assets and benefit obligations using the month-end date that is closest to our fiscal year end. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected performance of those assets.

Insurance Liabilities

We are primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $13 million and $12 million for January 30, 2021 and February 1, 2020, respectively. Workers’ compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

2020 Form 10-K Page 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We retired 913,095 and 9,021,244 shares of our common stock held in treasury during 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $34 million and $368 million as of January 30, 2021 and February 1, 2020, respectively.

Foreign Currency Translation

The functional currency of our international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss (“AOCL”) within shareholders’ equity.

Recently Adopted Accounting Pronouncements

On February 2, 2020, we adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for implementation costs of a cloud computing arrangement that is considered to be a service contract, that requires companies to follow the guidance for internal-use software to determine which costs to capitalize in a cloud computing arrangement that is a service contract. Under this guidance, such implementation costs will be capitalized in Other assets on the Consolidated Balance Sheet, with the related amortization presented in Selling, general and administrative expenses on the Consolidated Statement of Operations. This guidance was applied prospectively to implementation costs incurred after February 2, 2020. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

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

In January 2021, we adopted FASB’s amended guidance that eliminates, adds, and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures require an explanation of significant gains and losses related to changes in benefit obligations. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The amendments are required to be applied retrospectively. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2020 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, EMEA (Europe, Middle East and Africa), and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as their related e-commerce businesses. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, other charges, corporate expense, non-operating income, and net interest income.

The following table summarizes our results:

($ in millions)	2020	2019	2018
Division profit	$491	$788	$808
Less: Impairment and other charges (1)	117	65	37
Less: Corporate expense (2)	71	74	72
Income from operations	303	649	699
Interest (expense) income, net	(7)	11	9
Other income, net	198	12	5
Income before income taxes	$494	$672	$713

(1)	See Note 3, Impairment and Other Charges for additional information on these amounts.
(2)	Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $28 million for 2020, $32 million for 2019, and $40 million for 2018, thereby reducing corporate expense.

Sales disaggregated based upon channel for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 are presented in the following table.

($ in millions)	2020	2019	2018
Sales
Stores	$5,447	$6,720	$6,714
Direct-to-customers	2,101	1,285	1,225
Total sales	$7,548	$8,005	$7,939

2020 Form 10-K Page 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment and lease right-of-use assets.

($ in millions)	2020	2019	2018
Sales by Geography
United States	$5,581	$5,691	$5,647
International	1,967	2,314	2,292
Total sales	$7,548	$8,005	$7,939

Long-Lived Assets
United States	$2,218	$2,479	$602
International	1,286	1,244	234
Total long-lived assets	$3,504	$3,723	$836

For the year ended January 30, 2021, the countries that comprised the majority of the sales and long-lived assets for the international category were Canada, France, Italy, Germany, and England. No other individual country included in the international category was significant.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Division	$152	$160	$160	$88	$105	$112	$5,159	$5,523	$2,900
Corporate	24	19	18	71	82	75	1,884	1,066	920
Total	$176	$179	$178	$159	$187	$187	$7,043	$6,589	$3,820

(1) Represents cash capital expenditures for all years presented.

3. Impairment and Other Charges

($ in millions)	2020	2019	2018
Impairment of long-lived assets	$77	$37	$4
Runners Point shut down	19	—	—
Losses related to social unrest	8	—	—
Impairment of Investments	4	11	—
EMEA reorganization	4	—	—
Eastbay reorganization	3	—	—
Pension litigation related charges	2	4	18
Lease termination costs	—	13	—
Other intangible asset impairments	—	—	15
Total impairment and other charges	$117	$65	$37

Due to COVID-19 and its effect on our actual and projected results, during the first quarter of 2020, we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We evaluated the long-lived assets, including the right-of-use assets, and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets of 70 stores. During the fourth quarter of 2020, we conducted an impairment review for approximately 90 underperforming stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $62 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 of these stores.

Losses related to social unrest represented inventory losses, damages to store property, repairs, and other costs incurred in connection with the riots that affected certain parts of the United States and Canada during the second quarter of 2020 and resulted in a loss of $18 million. Approximately 140 stores were damaged due to the unrest. The total charge included inventory losses of $15 million, damages to store property of $1 million, and repairs and other costs of $2 million.

2020 Form 10-K Page 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the damaged stores reopened during the third quarter. During the fourth quarter, we recorded a partial insurance recovery of $10 million representing an advance on our claim. We are continuing to work with our insurers to determine the remaining amount of our covered losses under our property insurance policy. Additional insurance recoveries will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and consolidated certain Eastbay operations into the Champs Sports headquarters. We recorded charges of $19 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay. As part of the decision to close the Runners Point banner, certain Runners Point stores have been converted into other banners and approximately 40 Runners Point and Sidestep stores closed prior to their natural lease expirations. In the fourth quarter of 2020, we recorded a charge of $4 million in connection with the reorganization of certain support functions and supply chain operations within our EMEA segment.

The table below presents a rollforward of our restructuring liability, which is recorded in Accrued and other liabilities on the Consolidated Balance Sheets. The remaining restructuring liability at January 30, 2021, which primarily relates to severance payments, is expected to be substantially paid within the next twelve months.

($ in millions)	Runners Point	Eastbay	EMEA	Total
Balance as of February 1, 2020	$—	$—	$—	$—
Charges	19	3	4	26
Payments	(13)	(3)	—	(16)
Balance as of January 30, 2021	$6	$—	$4	$10

During 2020 and 2019, we recorded non-cash charges of $4 million and $11 million, respectively, related to the write-down of certain minority investments. One of our investments experienced a deterioration in their future outlook and due to the underperformance of this investee, we have partially written down our investment in 2020 and 2019. In 2019, we recorded a full write down our investment in a children’s athletics startup which filed for bankruptcy.

The Company and the Company’s U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan be reformed as directed by the court order. We recorded charges in 2020, 2019, and 2018, related to the pension matter and related plan reformation totaling $2 million, $4 million, and $18 million, respectively. These charges recorded represented certain costs of the reformation and related administrative expenses.

During 2019, we performed an impairment review on our Footaction stores, certain other underperforming stores and a vacant store that had been previously subleased. We evaluated the long-lived assets, including the right-of-use assets, of these stores and recorded non-cash charges of $37 million to write down right-of-use assets, store fixtures and leasehold improvements. We also recorded $13 million of lease termination costs related to the closure of our SIX:02 locations during 2019.

During 2018, we recorded non-cash impairment charges of $4 million to write down store fixtures and leasehold improvements. We also performed an impairment review of other intangible assets and recorded a charge of $15 million to write down the value of the trademarks/trade names associated with Runners Point.

4. Other Income, net

Other income, net was $198 million, $12 million, and $5 million in 2020, 2019, and 2018, respectively.

2020 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other income, net includes non-operating items, such as:

-	franchise royalty income,
-	gains associated with disposal of property,
-	changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security,
-	premiums paid to repurchase and retire bonds,
-	changes in value for our investments accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment,
-	our share of earnings or losses related to our equity method investments, and
-	net benefit expense or income related to our pension and postretirement programs, excluding the service cost component.

In 2020, one of our minority investments, which is measured using the fair value measurement alternative, received additional funding in August at a higher valuation than our initial investment. As a result, we recorded a $190 million non-cash gain during the third quarter of 2020. Other income, net also included $6 million of royalty income, $5 million of net benefit income relating to our pension and post retirement programs. This income was partially offset by $2 million in premiums paid in connection with the repurchase and retirement of bonds and a $1 million loss related to our equity method investments.

During 2019, we recorded $8 million of royalty income, a $4 million gain associated with the acquisition of a Canadian distribution center lease and related assets from the partial exchange of a note that had previously been written down to zero, a $2 million gain related to the sale of a building, a $1 million gain on our available-for-sale security, partially offset by $2 million of net benefit expense relating to our pension and post retirement programs, and $1 million loss related to our equity method investments.

During 2018, we recorded $6 million of royalty income, $1 million of lease termination gains, a $1 million loss on our available-for-sale security, and $1 million of net benefit expense relating to our pension and post retirement programs.

5. Merchandise Inventories

($ in millions)	January 30, 2021	February 1, 2020
LIFO inventories	$544	$810
FIFO inventories	379	398
Total merchandise inventories	$923	$1,208

The value of our LIFO inventories, as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

6. Other Current Assets

($ in millions)	January 30, 2021	February 1, 2020
Net receivables	$124	$100
Other prepaid expenses	56	46
Prepaid income taxes	20	48
Prepaid rent	14	55
Restricted cash	8	6
Income taxes receivable	1	1
Deferred tax costs	—	9
Other	9	6
	$232	$271

7. Property and Equipment, net

2020 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	January 30, 2021	February 1, 2020
Owned properties:
Land	$4	$4
Buildings	52	54
Furniture, fixtures, equipment, and software development costs	1,274	1,203
	1,330	1,261
Less: accumulated depreciation	(907)	(818)
	$423	$443
Finance leases:
Assets under finance leases	$11	$—
Less: accumulated amortization	(1)	—
	$10	$—

Alterations to leased and owned buildings:
Cost	$974	$937
Less: accumulated amortization	(619)	(556)
	$355	$381
	$788	$824

8. Other Intangible Assets, net

	January 30, 2021				February 1, 2020
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (2)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$121	$(116)	$5	9.9	$115	$(108)	$7
Trademarks / trade names	20	(17)	3	20.0	20	(16)	4
	$141	$(133)	$8	14.8	$135	$(124)	$11

Indefinite life intangible assets: (1)
Trademarks / trade names			$9				$9
Other intangible assets, net			$17				$20

(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	Represents the weighted-average useful life as of January 30, 2021 and excludes those assets that are fully amortized.

Amortizing intangible assets primarily represent lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2020	2019	2018
Amortization expense	$3	$3	$4

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2021	$2
2022	2
2023	2
2024	1
2025	1

2020 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Assets

($ in millions)	January 30, 2021	February 1, 2020
Restricted cash	$30	$29
Pension asset	3	3
Auction rate security	7	7
Other	50	42
	$90	$81

10. Accrued and Other Liabilities

($ in millions)	January 30, 2021	February 1, 2020
Taxes other than income taxes	$96	$57
Income taxes payable	81	4
Other payroll and payroll related costs, excluding taxes	73	64
Incentive bonuses	72	28
Customer deposits	49	45
Rent related costs	40	20
Property and equipment (1)	33	40
Advertising	25	21
Other	91	64
	$560	$343

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

11. Revolving Credit Facility

In the first quarter of 2020, we borrowed $330 million under our then-existing revolving credit facility. On July 14, 2020, we amended our then-existing revolving credit agreement to provide for a $600 million asset-based revolving credit facility that is scheduled to mature on July 14, 2025 (as amended, “2020 Credit Agreement”). On July 15, 2020, the Company repaid all revolving loans outstanding under the Amended Credit Agreement.

Under the 2020 Credit Agreement interest is determined, at our option, by either (1) the eurodollar rate, which is determined by reference to LIBOR, plus a margin of 1.75 percent to 2.25 percent per annum, or (2) the base rate, determined by reference to the federal funds rate, plus a margin of 0.75 percent to 1.25 percent, in each case. In addition, we are paying a commitment fee of 0.50 percent per annum on the unused portion of the commitments under the 2020 Credit Agreement.

If certain specified events of default have occurred and are continuing, or if availability under the 2020 Credit Agreement is less than or equal to the greater of $60 million and 10 percent of the Loan Cap (as defined in the 2020 Credit Agreement), we are required to test compliance with a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 as of the end of each fiscal quarter in order to make investments, pay dividends, and repurchase our shares. No events of default occurred during 2020.

We may use letters of credit issued pursuant to the 2020 Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 30, 2021 were not significant.

We paid fees of $4 million in connection with the amendment of our credit facility and such costs are amortized over the life of the facility. The unamortized balance at January 30, 2021 was $4 million. Interest expense, including facility fees, related to the revolving credit facility was $5 million, $1 million, and $1 million for 2020, 2019, and 2018, respectively.

2020 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

($ in millions)	January 30, 2021	February 1, 2020
8.5% debentures payable January 2022	$98	$118
Unamortized gain related to interest rate swaps (1)	2	4
Obligations under finance leases	10	—
	$110	$122
Current portion of debt and obligations under finance leases	102	—
	$8	$122

(1)	In 2009, we terminated an interest rate swap at a gain. This gain is being amortized as part of interest expense over the remaining term of the debt using the effective-yield method.

During 2020, we purchased and retired $20 million of our 8.5 percent debentures for $22 million. The remaining principal balance of $98 million is classified as a current liability as of January 30, 2021. Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $8 million for 2020, 2019, and 2018.

13. Other Liabilities

($ in millions)	January 30, 2021	February 1, 2020
Pension benefits	$38	$61
Income taxes	31	32
Postretirement benefits	12	10
Workers’ compensation and general liability reserves	8	8
Deferred taxes	18	2
Other	9	9
	$116	$122

\

14. Leases

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

Amounts recognized in the Consolidated Balance Sheet were as follows:

($ in millions)	January 30, 2021	February 1, 2020
Operating leases:
Operating lease right-of-use assets	$2,716	$2,899

Operating lease liabilities classified as current	$580	$518
Operating lease liabilities classified as long-term	2,499	2,678
Total operating lease liabilities	$3,079	$3,196

Finance leases:
Property and equipment, net	$10	$—

Current portion of debt and obligations under finance leases	$2	$—
Long-term obligations under finance leases	8	—
Total finance lease obligations	$10	$—

Other information related to operating leases as of January 30, 2021 and February 1, 2020 consisted of the following:

2020 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	6.7	7.3
Finance leases	4.4	—
Weighted-average discount rate
Operating leases	5.0%	5.4%
Finance leases	4.1%	—%

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

Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. Amortization of leased assets is classified in depreciation and amortization. The components of lease cost for the years ended January 30, 2021 and February 1, 2020 were as follows:

($ in millions)	2020	2019
Operating lease costs:	$620	$668
Variable lease costs	290	332
Short-term lease costs	23	23
Sublease income	(1)	(1)
Total operating lease costs	$932	$1,022
Finance leases costs:
Amortization of leased assets	1	—
Total lease cost	$933	$1,022

Rent expense for operating leases for 2018, under previous accounting guidance, amounted to $750 million and consisted of minimum and contingent rentals of $728 million and $27 million, respectively, less sublease income of $5 million. Other costs related to our leases, including the amortization of lease rights, totaled $147 million for the year ended February 2, 2019.

Maturities of lease liabilities as of January 30, 2021 are as follows:

($ in millions)	Operating leases	Finance leases	Total
2021	$718	$3	$721
2022	624	3	627
2023	542	2	544
2024	458	2	460
2025	366	1	367
Thereafter	943	—	943
Total lease payments	3,651	11	3,662
Less: Interest	572	1	573
Total lease liabilities	$3,079	$10	$3,089

2020 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 30, 2021, we signed operating leases primarily for retail stores that have not yet commenced and the total future undiscounted lease payments under these leases are $29 million.

Supplemental cash flow information related to leases for the year ended January 30, 2021 and February 1, 2020 were as follows:

($ in millions)	2020	2019
Cash paid for amounts included in measurement of operating lease liabilities	$626	$679
Right-of-use assets obtained in exchange for lease obligations	331	322
Cash paid for amounts included in measurement of finance lease liabilities	1	—
Leases obtained in exchange for finance lease obligations	11	—

15. Accumulated Other Comprehensive Loss

AOCL, net of tax, is comprised of the following:

($ in millions)	2020	2019	2018
Foreign currency translation adjustments	$(64)	$(104)	$(84)
Cash flow hedges	(1)	(3)	—
Unrecognized pension cost and postretirement benefit	(266)	(287)	(286)
	$(331)	$(394)	$(370)

The changes in AOCL for the year ended January 30, 2021 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of February 1, 2020	$(104)	$(3)	$(287)	$(394)

OCI before reclassification	40	2	(1)	41
Amortization of pension actuarial loss, net of tax	—	—	8	8
Pension remeasurement, net of tax	—	—	14	14
Other comprehensive income	40	2	21	63
Balance as of January 30, 2021	$(64)	$(1)	$(266)	$(331)

Reclassifications to income from AOCL for the year ended January 30, 2021 were as follows:

($ in millions)
Amortization of actuarial (gain) loss:
Pension benefits- amortization of actuarial loss	$12
Postretirement benefits- amortization of actuarial gain	(1)
Net periodic benefit cost (see Note 19)	11
Income tax	(3)
Total, net of tax	$8

2020 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes

The domestic and international components of pre-tax income are as follows:

($ in millions)	2020	2019	2018
Domestic	$647	$591	$629
International	(153)	81	84
Total pre-tax income	$494	$672	$713

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

($ in millions)	2020	2019	2018
Current:
Federal	$114	$106	$91
State and local	43	39	42
International	23	31	30
Total current tax provision	180	176	163
Deferred:
Federal	6	(1)	(4)
State and local	(2)	—	1
International	(13)	6	12
Total deferred tax (benefit) provision	(9)	5	9
Total income tax provision	$171	$181	$172

Following the enactment of Public Law 115-97 (“Tax Act”) and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned.

At January 30, 2021, we had accumulated undistributed foreign earnings of approximately $631 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts.

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

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Deemed repatriation tax	—	—	(2.7)
Increase in valuation allowance	6.3	1.0	2.4
State and local income taxes, net of federal tax benefit	6.6	4.5	4.7
International income taxed at varying rates	4.3	1.9	1.6
Foreign tax credits	(2.4)	(2.0)	(2.1)
Domestic/foreign tax settlements	(0.5)	—	(0.7)
Federal tax credits	(0.4)	(0.2)	(0.2)
Other, net	(0.4)	0.8	0.1
Effective income tax rate	34.5%	27.0%	24.1%

2020 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets and liabilities are as follows:

($ in millions)	2020	2019
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$120	$54
Employee benefits	52	40
Property and equipment	13	30
Goodwill and other intangible assets	—	14
Operating leases - liabilities	811	844
Other	39	29
Total deferred tax assets	$1,035	$1,011
Valuation allowance	(76)	(39)
Total deferred tax assets, net	$959	$972
Deferred tax liabilities:
Merchandise inventories	$62	$86
Operating leases - assets	746	794
Goodwill and other intangible assets	13	—
Net investment gains	46	—
Other	9	13
Total deferred tax liabilities	$876	$893
Net deferred tax asset	$83	$79
Balance Sheet caption reported in:
Deferred taxes	$101	$81
Other liabilities	(18)	(2)
	$83	$79

Based upon the level of historical taxable income and projections for future taxable income, which are based upon our long-range strategic plans, management believes it is more likely than not that we will realize the benefits of deductible differences, net of the valuation allowances at January 30, 2021, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of January 30, 2021, we have a valuation allowance of $76 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $67 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of January 30, 2021, a valuation allowance of $8 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. Additionally, since we do not have any reasonably foreseeable sources of Canadian capital gains, a valuation allowance of $1 million was established since 2019 for a deferred tax asset arising from a capital loss associated with an uncollectible Canadian note receivable.

At January 30, 2021, we have international minimum tax credit carryforwards with a potential tax benefit of $4 million and operating loss carryforwards with a potential tax benefit of $103 million, a portion of which will expire between 2021 and 2027 and a portion of which will never expire. We will have, when realized, a capital loss with a potential benefit of $1 million arising from a Canadian note receivable. The Canadian loss will carryforward indefinitely after realization. The international operating loss carryforwards do not include unrecognized tax benefits. We also have foreign tax credit carrybacks and carryforwards with a potential tax benefit of $12 million that will expire between 2021 and 2030.

2020 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing its income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences.

Our 2019 U.S. Federal income tax filing is under examination by the Internal Revenue Service. We expect to conclude the examination in the first quarter of 2021. We are participating in the IRS’s Compliance Assurance Process (“CAP”) for 2021 and 2020. The 2020 CAP is expected to conclude during 2021. We are subject to state and local tax examinations from 2017 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

At January 30, 2021, we had $47 million of gross unrecognized tax benefits, of which $35 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. We recognized $1 million of interest expense in both 2020 and 2019. Interest was not significant for 2018. The total amount of accrued interest and penalties was $3 million, $2 million, and $1 million in 2020, 2019, and 2018, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

($ in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$45	$34	$44
Foreign currency translation adjustments	3	(1)	(3)
Increases related to current year tax positions	2	3	2
Increases related to prior period tax positions	3	12	9
Decreases related to prior period tax positions	—	—	(13)
Settlements	(1)	(2)	(3)
Lapse of statute of limitations	(5)	(1)	(2)
Unrecognized tax benefits at end of year	$47	$45	$34

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2021 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings.

Due to the uncertainty of amounts and in accordance with our accounting policies, we have not recorded any potential consequences of these settlements. In addition, to the extent there are settlements in the future for certain foreign unrecognized tax benefits, the transition tax may also be revised accordingly.

17. Financial Instruments and Risk Management

We operate internationally and utilize certain derivative financial instruments to mitigate our foreign currency exposures, primarily related to third-party and intercompany forecasted transactions. As a result of the use of derivative instruments, we are exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a practice of entering into contracts with major financial institutions selected based upon their credit ratings and other financial factors. We monitor the creditworthiness of counterparties throughout the duration of the derivative instrument.

2020 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The primary currencies to which we are exposed are the euro, British pound, Canadian dollar, and Australian dollar. Generally, merchandise inventories are purchased by each geographic area in their respective local currency with the exception of the United Kingdom, whose merchandise inventory purchases are primarily denominated in euros.

For option and foreign exchange forward contracts designated as cash flow hedges of the purchase of inventory, the effective portion of gains and losses is deferred as a component of AOCL and is recognized as a component of cost of sales when the related inventory is sold. The amount reclassified to cost of sales related to such contracts was not significant for any of the periods presented. The effective portion of gains or losses associated with other forward contracts is deferred as a component of AOCL until the underlying transaction is reported in earnings. The ineffective portion of gains and losses related to cash flow hedges recorded to earnings was not significant for any of the periods presented. When using a forward contract as a hedging instrument, we exclude the time value of the contract from the assessment of effectiveness.

The notional value of the contracts outstanding at January 30, 2021 and February 1, 2020 was $69 million and $92 million, respectively. As of January 30, 2021, all of our hedged forecasted transactions extend less than twelve months into the future, and we expect all derivative-related amounts reported in AOCL to be reclassified to earnings within twelve months. The loss in AOCL as of January 30, 2021 and February 1, 2020 was $1 million and $3 million, respectively.

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

The notional value of foreign exchange forward contracts outstanding at January 30, 2021 and February 1, 2020 was $135 million and $1 million, respectively. The foreign exchange forward contracts outstanding at January 30, 2021 extend less than twelve months into the future.

Fair Value of Derivative Contracts

The following represents the fair value of our derivative contracts.

	Balance Sheet	January 30,	February 1,
($ in millions)	Caption	2021	2020
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$—
Foreign exchange forward contracts	Current liabilities	$1	$4

2020 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 30, 2021:

		Weighted-Average
($ in millions)	Contract Value	Exchange Rate
Inventory
Buy €/Sell British £	$69	0.9058

Intercompany
Buy US $/Sell CAD $	$1	1.2761
Buy US $/Sell AUD $	$1	1.3154
Buy British £/ Sell €	$41	1.1017
Buy US $/ Sell €	$91	0.8211

Business Risk

The retail business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in our business. We operate in 27 countries and purchased approximately 91 percent of our merchandise in 2020 from our top 5 suppliers. In 2020, we purchased approximately 75 percent of our athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our operating divisions is highly dependent on Nike; they individually purchased 47 to 82 percent of their merchandise from Nike.

Included in our Consolidated Balance Sheet at January 30, 2021, are the net assets of our European operations, which total $283 million and are located in 19 countries, 11 of which have adopted the euro as their functional currency.

18. Fair Value Measurements

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

Our auction rate security, classified as available-for-sale, is recorded within Other assets on the Consolidated  Balance Sheet and is recorded at fair value with gains and losses reported in Other income, net in our Consolidated Statements of Operations. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

2020 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of January 30, 2021			As of February 1, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$7	$—	$—	$7	$—
Foreign exchange forward contracts	—	1	—	—	—	—
Total Assets	$—	$8	$—	$—	$7	$—

Liabilities
Foreign exchange forward contracts	$—	$1	$—	$—	$4	$—
Total Liabilities	$—	$1	$—	$—	$4	$—

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

($ in millions)	January 30, 2021	February 1, 2020
Carrying value	$100	$122
Fair value	$106	$135

The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

19. Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

We have defined benefit pension plans covering certain of our North American employees. In May 2019, the U.S. qualified pension plan was amended such that all employees who were not participants in the plan as of December 31, 2019, will not become participants after such date. All benefit accruals were frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of December 31, 2019. For participants with more than eleven years of service as of December 31, 2019, benefit accruals will be frozen as of December 31, 2022. Participants will continue to accrue interest at a fixed rate of 6 percent per year.

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets:

2020 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Postretirement Benefits
($ in millions)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$775	$739	$11	$12
Service cost	14	20	—	—
Interest cost	21	27	—	—
Plan participants’ contributions	—	—	1	1
Actuarial loss	8	76	2	—
Foreign currency translation adjustments	2	(1)	—	—
Benefits paid	(67)	(85)	(1)	(2)
Settlement	—	(1)	—	—
Benefit obligation at end of year	$753	$775	$13	$11

Change in plan assets
Fair value of plan assets at beginning of year	$715	$644
Actual return on plan assets	65	100
Employer contributions	1	57
Foreign currency translation adjustments	2	(1)
Benefits paid	(67)	(85)
Fair value of plan assets at end of year	$716	$715

Funded status	$(37)	(60)	$(13)	$(11)

Amounts recognized on the consolidated balance sheet:
Other assets	$3	$3	$—	$—
Accrued and other liabilities	(2)	(2)	(1)	(1)
Other liabilities	(38)	(61)	(12)	(10)
	$(37)	$(60)	$(13)	$(11)

The Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation for both 2020 and 2019. Our non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects both the U.S. qualified plan and the non-qualified plans for both 2020 and 2019.

($ in millions)	2020	2019
Projected benefit obligation	$706	$727
Accumulated benefit obligation	706	727
Fair value of plan assets	666	664

The following table provides the amounts recognized in AOCL on a pre-tax basis:

	Pension	Postretirement
($ in millions)	Benefits	Benefits
Net actuarial loss (gain) at beginning of year	$392	$(5)
Amortization of net (loss) gain	(12)	1
(Gain) loss arising during the year	(20)	2
Foreign currency fluctuations	1	—
Net actuarial loss (gain) at end of year	$361	$(2)

2020 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actuarial losses incurred during 2020 were primarily driven from a decrease in discount rates applied against future expected benefit payments and resulted in an increase in the benefit obligation for the pension benefit plans. This was partially offset by higher actual return over expected return on plan assets and liability gains from the U.S. qualified plan.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.5%	2.9%	2.8%	3.0%
Rate of compensation increase	3.6%	3.6%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $661 million and $601 million for 2020 and 2019, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate (1)	2.9%	4.0%	4.0%	3.0%	4.1%	3.7%
Rate of compensation increase	3.6%	3.6%	3.6%
Expected long-term rate of return on assets	5.5%	5.8%	5.9%
(1)	The U.S qualified pension plan was remeasured during the second quarter of 2018 in connection with the pension litigation. The discount rate used to determine the benefit obligation in 2018 before the remeasurement was 3.7%.

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income.

	Pension Benefits			Postretirement Benefits
($ in millions)	2020	2019	2018	2020	2019	2018
Service cost	$14	$20	$18	$—	$—	$—
Interest cost	21	27	29	—	—	—
Expected return on plan assets	(37)	(37)	(38)	—	—	—
Amortization of net loss (gain)	12	12	12	(1)	(1)	(1)
Net benefit expense (income)	$10	$22	$21	$(1)	$(1)	$(1)

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

2020 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 30, 2021 was $12 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2020	2019	2018	2020	2019	2018
Initial cost trend rate	6.3%	6.5%	6.5%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2025	2020	2020	2019

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2020	2019	2018	2020	2019	2018
Initial cost trend rate	6.5%	6.5%	7.0%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2025	2020	2019	2018

The mortality assumption used to value the 2020 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2020 for both males and females, while in the prior year the obligation was valued using the Pri-2012 mortality table with generational projection using MP-2019. For years ended January 30, 2021 and February 1, 2020, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations for 2020. For the SERP Medical Plan, the mortality assumption used to value the 2020 obligation was updated to the PriH-2012 table with generational projection using MP-2020, while in the prior year the obligation was valued using the PriH-2012 table with generational projection using MP-2019.

Plan Assets

The target composition of our Canadian qualified pension plan assets is 95 percent fixed-income securities and 5 percent equities. We believe plan assets are invested in a conservative manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan.

The target composition of our U.S. qualified pension plan assets is 60 percent fixed-income securities, 36.5 percent equities, and 3.5 percent real estate. We may alter the asset allocation targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation has and is expected to limit volatility with regard to the funded status of the plan, but may result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

We believe plan assets are invested in a conservative manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account our expected contributions and the level of funding risk deemed appropriate. Our investment strategy seeks to diversify assets among classes of investments with differing rates of return, volatility, and correlation in order to reduce funding risk. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.

2020 Form 10-K Page 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date. The fair values of the Canadian pension plan assets at January 30, 2021 and February 1, 2020 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2020 Total	2019 Total*
Cash equivalents	$—	$—	$—	$—	$1
Equity securities:
Canadian and international (1)	3	—	—	3	2
Fixed-income securities:
Cash matched bonds (2)	—	47	—	47	48
Total assets at fair value	$3	$47	$—	$50	$51

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2020 and 2019.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

The fair values of the U.S. pension plan assets at January 30, 2021 and February 1, 2020 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2020 Total	2019 Total*
Cash equivalents	$—	$4	$—	$4	$3
Equity securities:
U.S. large-cap (1)	—	117	—	117	116
U.S. mid-cap (1)	—	34	—	34	34
International (2)	—	84	—	84	78
Corporate stock (3)	17	—	—	17	15
Fixed-income securities:
Long duration corporate and government bonds (4)	—	269	—	269	273
Intermediate duration corporate and government bonds (5)	—	119	—	119	121
Other types of investments:
Real estate securities (6)	—	22	—	22	23
Insurance contracts	—	—	—	—	1
Total assets at fair value	$17	$649	$—	$666	$664

*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2020 and 2019.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises three managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of two fixed-income funds that invest primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to exceed the performance of related indices.
(6)	This category consists of one fund that invests in global real estate securities.

2020 Form 10-K Page 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions and Expected Payments

We were not required to make any contributions to the U.S. qualified pension plans in 2020. During 2019, we made a contribution of $55 million to this plan. We do not anticipate making any contributions to the U.S. qualified pension plan in 2021 due to the strong funded status of the plan, however we continually evaluate the amount and timing of any potential contributions based on market conditions and other factors. We paid $1 million and $2 million in pension benefits related to our non-qualified pension plans during 2020 and 2019, respectively.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
($ in millions)	Benefits	Benefits
2021	$65	$1
2022	53	1
2023	51	1
2024	49	—
2025	46	—
2026-2030	208	3

Savings Plans

We have two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Eligible team members may contribute to the plans following 28 days of employment and are eligible for matching contributions upon completion of one year of service consisting of at least 1,000 hours. As of January 1, 2021, the savings plans allow eligible employees to contribute up to 40 percent of their compensation on a pre-tax basis, subject to a maximum of $19,500 for the U.S. plan and $15,000 for the Puerto Rico plan. Prior to January 1, 2020, we matched 25 percent of employees’ pre-tax contributions on up to the first 4 percent of the employees’ compensation (subject to certain limitations). Effective January 1, 2020, we match 100 percent of employees’ pre-tax contributions on up to the first 1 percent and 50 percent of the next 5 percent of the employees’ compensation (subject to certain limitations). Prior to January 1, 2020, such matching contributions were vested incrementally over the first five years of participation for both plans. Effective January 1, 2020, matching contributions are vested over two years. The charge to operations for matching contribution was $13 million and $4 million for 2020 and 2019, respectively.

20. Share-Based Compensation

Stock Awards

Under our 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers and other employees, including our subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of common stock reserved for all awards to 14 million shares. As of January 30, 2021, there were 7,053,613 shares available for issuance under this plan.

Employees Stock Purchase Plan

Under our 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10 percent of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of our common stock at 85 percent of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 2,275,164 shares available for purchase as of January 30, 2021. During 2020 and 2019, participating employees purchased 104,054 shares and 96,451 shares, respectively.

2020 Form 10-K Page 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

($ in millions)	2020	2019	2018
Options and shares purchased under the ESPP	$6	$6	$7
Restricted stock and restricted stock units	9	12	15
Total share-based compensation expense	$15	$18	$22

Tax benefit recognized	$2	$2	$3

Valuation Model and Assumptions

The Black-Scholes option-pricing model is used to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

We estimate the expected term of share-based awards using our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year.

We estimate the expected volatility of our common stock at the grant date using a weighted-average of our historical volatility and implied volatility from traded options on our common stock. We believe that this combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from our historical experience.

The following table shows the assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2020	2019	2018	2020	2019	2018
Weighted-average risk free rate of interest	0.5%	2.2%	2.7%	1.8%	2.2%	2.0%
Expected volatility	37%	38%	37%	48%	54%	50%
Weighted-average expected award life (in years)	4.9	5.5	5.5	1.0	1.0	1.0
Dividend yield	4.3%	2.6%	3.1%	4.2%	3.1%	2.0%
Weighted-average fair value	$5.03	$17.07	$12.42	$13.97	$16.68	$15.29

2020 Form 10-K Page 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information set forth in the following table covers options granted under our stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,881		$54.21
Granted	1,069		21.61
Exercised	(165)		23.36
Expired or cancelled	(245)		34.47
Options outstanding at January 30, 2021	3,540	5.7	$47.17

Options exercisable at January 30, 2021	2,403	4.2	$55.81

The total fair value of options vested was $6 million during both 2020 and 2019. During the year ended January 30, 2021, we received $4 million in cash from option exercises and recognized a related tax benefit of $1 million.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

($ in millions)	2020	2019	2018
Exercised	$3	$5	$4

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

($ in millions)	2020
Outstanding	$24
Outstanding and exercisable	$5

As of January 30, 2021, there was $3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at January 30, 2021:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$18.84 to $23.09	937	8.7	$21.55	60	$20.72
$24.75 to $36.51	329	2.3	33.01	326	32.98
$44.78 to $45.75	537	4.9	44.91	447	44.94
$46.64 to $62.11	869	5.0	60.12	703	60.50
$63.33 to $73.21	868	4.8	68.60	867	68.60
	3,540	5.7	$47.17	2,403	$55.81

2020 Form 10-K Page 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted stock units (“RSU”) may be awarded to certain officers and key employees. Additionally, RSU awards are made to employees in connection with our long-term incentive program, and to nonemployee directors. Each RSU award represents the right to receive one share of our common stock provided that the performance and vesting conditions are satisfied.

Generally, awards fully vest after the passage of time, typically three years. However, RSU awards made in connection with our performance-based long-term incentive program are earned after the attainment of certain performance metrics and, with regards to certain awards, vest after an additional one-year period. No dividends are paid or accumulated on any RSU awards.

Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed. RSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	936		$49.25
Granted (1)	639		28.69
Vested	(121)		53.27
Performance adjustment (2)	51
Forfeited	(157)		38.41
Nonvested at January 30, 2021	1,348	1.3	$38.48

Aggregate value ($ in millions)	$52

(1)	Included in the units granted are approximately 0.2 million performance-based RSUs. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement relative to predefined financial performance targets.
(2)	This represents adjustments made to performance-based RSU awards and reflect changes in estimates based upon our current performance against predefined financial targets.

The total fair value of awards vested was $6 million, $5 million, and $7 million, for 2020, 2019, and 2018, respectively. At January 30, 2021, there was $23 million of total unrecognized compensation cost related to nonvested RSU awards.

21. Shareholder Rights Plan

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

2020 Form 10-K Page 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

23. Quarterly Results (Unaudited)

($ in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Sales
2020	1,176	2,077	2,106	2,189	$7,548
2019	2,078	1,774	1,932	2,221	$8,005
Gross margin (1)
2020	271	538	650	724	$2,183
2019	689	534	620	700	$2,543
Operating profit (2)
2020	(105)	69	178	161	$303
2019	228	81	164	176	$649
Net income (3), (4)
2020	(110)	45	265	123	$323
2019	172	60	125	134	$491
Basic earnings per share (5)
2020	(1.06)	0.43	2.54	1.18	$3.10
2019	1.53	0.55	1.16	1.28	$4.52
Diluted earnings per share (5)
2020	(1.06)	0.43	2.52	1.17	$3.08
2019	1.52	0.55	1.16	1.27	$4.50

(1)	Gross margin represents sales less cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.
(2)	Operating profit represents income before income taxes, net interest income and non-operating income.
(3)	During the first and fourth quarters of 2020, we recorded impairment charges totaling $15 million and $66 million, respectively. During the fourth quarter of 2019, we recorded impairment charges of $48 million. See Note 3, Impairment and Other Charges for additional information.
(4)	During the third quarter of 2020, we recorded a benefit of $190 million from one of our minority investments. See Note 4, Other Income for further information.
(5)	Quarterly income per share amounts may not total to the annual amount due to changes in weighted-average shares outstanding during the year.

2020 Form 10-K Page 73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 30, 2021. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

We are currently migrating our e-commerce order management system. All North American e-commerce websites and apps were live on the new system as of January 30, 2021. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting, other than the implementation of our e-commerce order management system noted above, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting- the report appears on the following page.

2020 Form 10-K Page 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2021, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 25, 2021

2020 Form 10-K Page 75

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

2020 Form 10-K Page 76

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

(a)(3) and (c) Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this report appears on pages 77 through 80.

Item 16. Form 10-K Summary

None.

2020 Form 10-K Page 77

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10-Q”)), as amended by Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425) (the “1998 Form S-8”)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688) (the “2001 Form S-8”)), (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 21, 2014 filed on May 28, 2014), and (g) December 8, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 7, 2020 filed on December 8, 2020).

3.2	By-Laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 20, 2018 filed on February 22, 2018).

3.3

Rights Agreement, dated as of December 7, 2020, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 7, 2020 filed on December 8, 2020).

4.1	Indenture, dated as of October 10, 1991 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-43334)).

4.2	Form of 8-1/2 % Debentures due 2022 (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K dated January 16, 1992).

4.3*	Description of Registrant’s Securities.

10.1

Credit Agreement, dated as of May 19, 2016, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2016 filed on May 19, 2016).

10.2

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

10.3†

Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 23, 2014 filed on December 31, 2014.

10.4†

Amendment Number One to the Foot Locker 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 23, 2017).

10.5†

Foot Locker Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016) (the “March 23, 2016 Form 8-K”).

2020 Form 10-K Page 78

Exhibit No.	Description
10.6†	Foot Locker Executive Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).

10.7†

Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed on March 27, 2006).

10.8†	Form of Nonstatutory Stock Option Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the March 26, 2014 Form 8-K).

10.9†	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to the March 28, 2013 Form 8-K).

10.10†	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to March 23, 2016 Form 8-K).

10.11†

Form of Time-Based Restricted Stock Unit Award Agreement for new hires (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 filed on September 7, 2016).

10.12†	Form of Performance Restricted Stock Unit Award Agreement for Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the March 23, 2016 Form 8-K).

10.13†	Form of Accelerate Future Growth Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 12, 2018 filed on April 18, 2018.)

10.14†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.15†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.16†

Amendment to the Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

10.17†	Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).

10.18†	Amendment to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).

10.19†

Amendment Number Two to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014 (the “March 26, 2014 Form 8-K”)).

10.20†

Amendment Number Three to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019 (the “May 22, 2019 Form 8-K”)).

2020 Form 10-K Page 79

Exhibit No.	Description
10.21†

Amendment Number Four to the Foot Locker Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 filed on September 11, 2019).

10.22†	Foot Locker Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.23†

Amendments to the Foot Locker Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.24†

Foot Locker, Inc. Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.25†*	Foot Locker Excess Savings Plan.

10.26†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).

10.27†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).

10.28†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).

10.29†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).

10.30	Form of indemnification agreement, as amended (incorporated herein by reference to Exhibit 10(g) to the 8-B Registration Statement).

10.31

Amendment to form of indemnification agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2001 filed on June 13, 2001 (the “May 5, 2001 Form 10-Q”)).

10.32

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.33	Amendment to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

10.34†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.35†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

10.36†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).

10.37†

Agreement, dated July 28, 2020, between the Registrant and Stephen D. Jacobs (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K dated September 1, 2020 filed September 4, 2020).

2020 Form 10-K Page 80

Exhibit No.	Description
21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE* 104	XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10.1).

†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

2020 Form 10-K Page 81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman, President and Chief Executive Officer

Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2021, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ LAUREN B. PETERS
Richard A. Johnson	Lauren B. Peters
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ ULICE PAYNE, JR.
Giovanna Cipriano	Ulice Payne, Jr.
Senior Vice President and Chief Accounting Officer	Director

/s/ MAXINE CLARK	/s/ DARLENE NICOSIA
Maxine Clark	Darlene Nicosia
Director	Director

/s/ ALAN D. FELDMAN	/s/ KIMBERLY K. UNDERHILL
Alan D. Feldman	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ TRISTAN WALKER
Guillermo G. Marmol	Tristan Walker
Director	Director

/s/ MATTHEW M. MCKENNA	/s/ DONA D. YOUNG
Matthew M. McKenna	Dona D. Young
Director	Lead Director

/s/ STEVEN OAKLAND
Steven Oakland
Director

2020 Form 10-K Page 82

2020 Form 10-K Page 83