Form 10-Q
period 2021-05-01
FOOT LOCKER, INC.
filed 2021-06-09
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 1, 2021

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

(Address of principal executive offices, Zip Code)

(212-720-3700)

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 Preferred Stock Purchase Rights	FL	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

Number of shares of Common Stock outstanding as of June 4, 2021: 103,544,361

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, tax rates, business opportunities and expansion, strategic acquisitions or investments, expenses, dividends, share repurchases, and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, repatriation of cash to the U.S., and the effects of the coronavirus pandemic (COVID-19), supply chain issues, and social unrest on our financial results. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this filing. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the ongoing uncertainty caused by the COVID-19 pandemic. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 1,	May 2,	January 30,
($ in millions, except share amounts)	2021	2020	2021*
ASSETS

Current assets:
Cash and cash equivalents	$1,963	$1,012	$1,680
Merchandise inventories	1,021	1,458	923
Other current assets	283	268	232
	3,267	2,738	2,835
Property and equipment, net	769	787	788
Operating lease right-of-use assets	2,700	2,807	2,716
Deferred taxes	101	63	101
Goodwill	159	156	159
Other intangible assets, net	16	19	17
Minority investments	342	147	337
Other assets	88	79	90
	$7,442	$6,796	$7,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$658	$468	$402
Accrued and other liabilities	572	264	560
Current portion of debt and obligations under finance leases	101	—	102
Current portion of lease obligations	582	581	580
Revolving credit facility	—	330	—
	1,913	1,643	1,644
Long-term debt and obligations under finance leases	8	121	8
Long-term lease obligations	2,470	2,591	2,499
Other liabilities	121	127	116
Total liabilities	4,512	4,482	4,267
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 104,286,151;
104,245,181; and 103,693,359 shares issued, respectively	791	767	779
Retained earnings	2,507	1,951	2,326
Accumulated other comprehensive loss	(326)	(404)	(331)
Less: Treasury stock at cost: 886,661; 22,879;
and 74,236 shares, respectively	(47)	—	(3)
Noncontrolling interest	5	—	5
Total shareholders' equity	2,930	2,314	2,776
	$7,442	$6,796	$7,043
*

The balance sheet at January 30, 2021 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2021.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2021 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended
	May 1,	May 2,
($ in millions, expect per share amounts)	2021	2020
Sales	$2,153	$1,176

Cost of sales	1,404	905
Selling, general and administrative expenses	418	316
Depreciation and amortization	45	44
Impairment and other charges	4	16
Income (loss) from operations	282	(105)

Interest expense, net	(2)	(1)
Other income, net	4	1
Income (loss) before income taxes	284	(105)
Income tax expense	82	5
Net income (loss)	$202	$(110)

Basic earnings (loss) per share	$1.95	$(1.06)
Weighted-average shares outstanding	103.6	104.3

Diluted earnings (loss) per share	$1.93	$(1.06)
Weighted-average shares outstanding, assuming dilution	105.0	104.3

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2021 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Net income (loss)	$202	$(110)
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax expense (benefit) of $1 and $(2), respectively	4	(16)

Cash flow hedges:
Change in fair value of derivatives, net of income tax expense of $- and $1, respectively	—	3

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1, respectively	1	3
Comprehensive income (loss)	$207	$(120)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2021 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock units issued	468							—
Issued under director and stock plans	125	4						4
Share-based compensation expense		8						8
Shares of common stock used to satisfy tax withholding obligations			(192)	(10)				(10)
Share repurchases			(621)	(34)				(34)
Net income					202			202
Cash dividends declared on common stock ($0.20 per share)					(21)			(21)
Translation adjustment, net of tax						4		4
Change in cash flow hedges, net of tax						—		—
Pension and postretirement adjustments, net of tax						1		1
Balance at May 1, 2021	104,286	$791	(887)	$(47)	$2,507	$(326)	$5	$2,930

	Additional Paid-In					Accumulated
	Capital &					Other		Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock units issued	54							—
Issued under director and stock plans	3							—
Share-based compensation expense		3						3
Shares of common stock used to satisfy tax withholding obligations			(23)	—				—
Net loss					(110)			(110)
Cash dividends declared on common stock ($0.40 per share)					(42)			(42)
Translation adjustment, net of tax						(16)		(16)
Change in cash flow hedges, net of tax						3		3
Pension and postretirement adjustments, net of tax						3		3
Balance at May 2, 2020	104,245	$767	(23)	$—	$1,951	$(404)	$—	$2,314

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2021 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
From operating activities:
Net income (loss)	$202	$(110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	2	15
Depreciation and amortization	45	44
Deferred income taxes	7	24
Share-based compensation expense	8	3
Change in assets and liabilities:
Merchandise inventories	(94)	(257)
Accounts payable	255	138
Accrued and other liabilities	(25)	(44)
Insurance receivable for inventory loss	8	—
Other, net	(10)	71
Net cash provided by (used in) operating activities	398	(116)
From investing activities:
Capital expenditures	(51)	(52)
Minority investments	(8)	(6)
Proceeds from sale of property	3	—
Insurance proceeds related to loss on property and equipment	2	—
Net cash used in investing activities	(54)	(58)
From financing activities:
Purchase of treasury shares	(34)	—
Dividends paid on common stock	(21)	(42)
Proceeds from exercise of stock options	4	—
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	—
Proceeds from the revolving credit facility	—	330
Net cash (used in) provided by financing activities	(61)	288
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	(9)
Net change in cash, cash equivalents, and restricted cash	283	105
Cash, cash equivalents, and restricted cash at beginning of year	1,718	942
Cash, cash equivalents, and restricted cash at end of period	$2,001	$1,047

Cash paid during the year:
Interest	$1	$1
Income taxes	$32	$4

Non-cash investing activities:
Cash paid for amounts included in measurement of lease liabilities	$179	$108
Right-of-use assets obtained in exchange for operating lease obligations	$114	$72

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2021 Form 10-Q Page 5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods presented. As used in these Notes to the Unaudited Condensed Consolidated Financial Statements the terms “Foot Locker,” “Company,” “we,” “our,” and “us” refer to Foot Locker, Inc. and its consolidated subsidiaries.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The results of operations for the period ended May 1, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2021. Specifically, the ongoing pandemic (“COVID-19”) including the dissemination and adoption of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain or additional widespread resurgences in COVID-19 infections are significant uncertainties. COVID-19, as well as port delays, may affect our sales, traffic to our stores, our distribution capabilities, and distribution capabilities of our suppliers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended January 30, 2021, as filed with the U.S. Securities and Exchange Commission on March 25, 2021.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended January 30, 2021.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated based upon sales channel. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Sales by Channel
Stores	$1,620	$814
Direct-to-customers	533	362
Total sales	$2,153	$1,176

First Quarter 2021 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales disaggregated based upon geographic area is presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Sales by Geography
United States	$1,713	$911
International	440	265
Total sales	$2,153	$1,176

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance:

	May 1,	May 2,
($ in millions)	2021	2020
Gift card liability at beginning of year	$41	$35
Redemptions	(56)	(15)
Breakage recognized in sales	(4)	(1)
Activations	62	14
Foreign currency fluctuations	—	(1)
Gift card liability	$43	$32

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

First Quarter 2021 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Sales	$2,153	$1,176

Operating Results
Division (loss) profit	315	(79)
Less: Impairment and other charges (1)	4	16
Less: Corporate expense (2)	29	10
Income (loss) from operations	282	(105)
Interest expense, net	(2)	(1)
Other income, net	4	1
Income (loss) before income taxes	$284	$(105)
(1)	During the thirteen weeks ended May 1, 2021, we recorded pre-tax charges as detailed in Note 4, Impairment and Other Charges.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

4. Impairment and Other Charges

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Impairment of investments	$2	$—
Reorganization costs	2	—
Impairment of long-lived assets and right-of-use assets	—	15
Pension litigation related charges	—	1
Total impairment and other charges	$4	$16

During the first quarter of 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments. Additionally, in connection with the reorganization of certain support functions, we recorded severance charges of $2 million.

In May 2020, we made the strategic decision to close our Runners Point business. Certain Runners Point stores converted to other banners and approximately 40 Runners Point and Sidestep stores were closed. Also we conducted an impairment review for certain underperforming stores operating in Europe. We evaluated the long-lived assets, including the right-of-use assets, of 70 stores and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets.

The Company and the Company’s U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. We recorded charges of $1 million for the thirteen weeks ended May 2, 2020 related to administrative expenses in connection with the reformation.

First Quarter 2021 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows:

	May 1,	May 2,
($ in millions)	2021	2020
Cash and cash equivalents	$1,963	$1,012
Restricted cash included in other current assets	8	7
Restricted cash included in other non-current assets	30	28
Cash, cash equivalents, and restricted cash	$2,001	$1,047

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

The results of the first quarter analysis did not result in an impairment since the fair value of each reporting unit exceeded its carrying value.

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	May 1, 2021			May 2, 2020
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$119	$(115)	$4	$113	$(106)	$7
Trademarks / trade names	20	(17)	3	20	(16)	4
	$139	$(132)	$7	$133	$(122)	$11

Indefinite life intangible assets: (1)
Trademarks / trade names			$9			$8
Other intangible assets, net			$16			$19
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2021 did not result in the recognition of impairment.

First Quarter 2021 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense recorded is as follows:

	Thirteen weeks ended
($ in millions)	May 1, 2021	May 2, 2020
Amortization expense	$1	$1

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2021	$2
2022	2
2023	1
2024	1
2025	1

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	May 1,	May 2,	January 30,
($ in millions)	2021	2020	2021
Foreign currency translation adjustments	$(60)	$(120)	$(64)
Cash flow hedges	(1)	—	(1)
Unrecognized pension cost and postretirement benefit	(265)	(284)	(266)
	$(326)	$(404)	$(331)

The changes in AOCL for the thirteen weeks ended May 1, 2021 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of January 30, 2021	$(64)	$(1)	$(266)	$(331)

OCI before reclassification	4	—	(1)	3
Amortization of pension actuarial loss, net of tax	—	—	2	2
Other comprehensive income	4	—	1	5
Balance as of May 1, 2021	$(60)	$(1)	$(265)	$(326)

Reclassifications from AOCL for the thirteen weeks ended May 1, 2021 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$3
Income tax benefit	(1)
Total, net of tax	$2

First Quarter 2021 Form 10-Q Page 10

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of May 1, 2021			As of May 2, 2020

	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	—	7	—	—	6	—
Foreign exchange forward contracts	—	2	—	—	2	—
Total Assets	$—	$9	$—	$—	$8	$—

Liabilities
Foreign exchange forward contracts	—	4	—	—	2	—
Total Liabilities	$—	$4	$—	$—	$2	$—

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

Minority investments measured using the fair value measurement alternative had a carrying value of $323 million and $142 million as of May 1, 2021 and May 2, 2020, respectively. During the first quarter of 2021,

First Quarter 2021 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

we recorded a non-cash charge of $2 million related to the write-down of one of our minority investments, resulting in $13 million of cumulative impairments.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	May 1, 2021	May 2, 2020
Carrying value	$99	$121
Fair value	$104	$121

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended
	May 1,	May 2,
(in millions, except per share data)	2021	2020
Net income (loss)	$202	$(110)

Weighted-average common shares outstanding	103.6	104.3
Dilutive effect of potential common shares	1.4	—
Weighted-average common shares outstanding assuming dilution	105.0	104.3

Earnings (loss) per share - basic	$1.95	$(1.06)
Earnings (loss) per share - diluted	$1.93	$(1.06)

Anti-dilutive share-based awards excluded from diluted calculation	1.7	2.7

Performance stock units related to our long-term incentive programs of 0.8 million and 0.5 million have been excluded from diluted weighted-average shares for the periods ended May 1, 2021 and May 2, 2020, respectively. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

First Quarter 2021 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income, net.

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Service cost	$4	$4
Interest cost	4	5
Expected return on plan assets	(9)	(9)
Amortization of net loss	3	3
Net benefit expense	$2	$3

12. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Options and shares purchased under the stock purchase plan	$2	$2
Restricted stock units and performance stock units	6	1
Total share-based compensation expense	$8	$3

Tax benefit recognized	$1	$—

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Stock Option Plans		Stock Purchase Plan
	May 1,	May 2,	May 1,	May 2,
	2021	2020	2021	2020
Weighted-average risk free rate of interest	0.9%	0.6%	0.2%	2.2%
Expected volatility	47%	42%	48%	48%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	1.5%	4.9%	5.6%	3.8%
Weighted-average fair value	$20.22	$5.03	$6.35	$11.91

First Quarter 2021 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the table below provides activity under our stock option plans for the thirteen weeks ended May 1, 2021:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,540		$47.17
Granted	183		53.82
Exercised	(125)		31.93
Expired or cancelled	(102)		55.05
Options outstanding at May 1, 2021	3,496	5.6	$47.83
Options exercisable at May 1, 2021	2,680	4.5	$52.49
Options available for future grant at May 1, 2021	5,455

The total fair value of options vested during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $4 million and $5 million, respectively. The cash received and related tax benefits realized from option exercises during the thirteen weeks ended May 1, 2021 was $4 million and $1 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
($ in millions)	May 1, 2021	May 2, 2020
Exercised	$3	$—

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
($ in millions)	May 1, 2021	May 2, 2020
Outstanding	$48	$3
Outstanding and exercisable	$27	$1

As of May 1, 2021, there was $5 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.8 years.

First Quarter 2021 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes information about stock options outstanding and exercisable at May 1, 2021:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $34.24	1,130	6.6	$24.34	581	$26.91
$34.75 - $52.13	540	4.7	44.46	532	44.47
$52.82 - $79.23	1,826	5.2	63.35	1,567	64.68
	3,496	5.6	$47.83	2,680	$52.49

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to certain officers and key employees. Each RSU and PSU award represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied.

Generally, RSU awards fully vest after the passage of time, typically three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period and vest after an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period.

RSU and PSU activity for the thirteen weeks ended May 1, 2021 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,348		$38.48
Granted	414		54.01
Vested	(468)		44.98
Performance adjustment (1)	186
Forfeited	(16)		29.88
Nonvested at May 1, 2021	1,464	2.2	$42.57

Aggregate value ($ in millions)	$62
(1)	This represents adjustments made to PSUs and reflect changes in estimates based upon our current performance against predefined financial targets.

The total value of awards that vested during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $21 million and $4 million, respectively. As of May 1, 2021, there was $40 million of total unrecognized compensation cost related to nonvested awards.

First Quarter 2021 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14. Subsequent Events

On May 19, 2021, we entered into an amendment to the 2020 Credit Agreement (“Amended Credit Agreement”). The amendment provides for, among other things, (i) reducing the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below, and (ii) reducing the “floor” applicable. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25 percent to 0.75 percent per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.25 percent to 1.75 percent per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee of 0.25 percent per annum on the unused portion of the commitments under the Amended Credit Agreement.

On May 21, 2021 we announced plans, in partnership with our suppliers, to position our store fleet for the future. As part of this effort, we have decided to convert approximately one third of our Footaction stores into other existing banner concepts over the course of the next 12 to 18 months to focus growth for our core banners. We will close the majority of the remaining Footaction stores as leases expire over the next two years. We believe this strategic decision will position us to better serve our consumers in a post-COVID marketplace. In connection with this decision, we will be performing an impairment review over approximately 60 stores and record charges, if any, during the second quarter of 2021.

One of our minority investments, which is measured using the fair value measurement alternative, received additional funding in late May 2021 at a higher valuation than the investment amount on our balance sheet as of May 1, 2021. This transaction is expected to generate a significant non-cash gain during the second quarter of 2021.

First Quarter 2021 Form 10-Q Page 16

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

We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the names of our store banners (including: footlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu and related e-commerce sites in the various European countries that we operate, footlocker.com.au, footlocker.nz, sidestep-shoes.de, side-stepshoes.nl, footlocker.hk, footlocker.sg, and footlocker.my). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com and eastbayteamsales.com.

Store Count

At May 1, 2021, we operated 2,952 stores as compared with 2,998 and 3,113 stores at January 30, 2021 and May 2, 2020, respectively.

Franchise Operations

A total of 131 franchised stores were operating at May 1, 2021, as compared with 127 and 135 stores at January 30, 2021 and May 2, 2020, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

COVID-19 Update

In March 2020, the World Health Organization designated COVID-19 a pandemic. COVID-19 had a significant effect on overall economic conditions in the various geographic areas in which we have operations. Our top priority is to protect our team members and their families, our customers, and our operations. We have made best efforts to comply with all precautionary measures as directed by health authorities and local, state, and national governments.

Beginning in March 2020 and through the remainder of the first quarter of 2020, we temporarily closed substantially all of our retail store locations in response to governmental orders related to the COVID-19 outbreak. As of the end of the first quarter of 2020, approximately 100 stores were open. We were subsequently able to gradually reopen store locations under applicable regulations. Throughout 2020, the pandemic and the shelter in place orders negatively affected customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. For the first quarter of this year, we operated approximately 83 percent of the possible operating days, as compared with 48 percent in the first quarter of 2020. Our operations in Europe and Canada continued to experience significant temporary closures throughout the first quarter of 2021. Our distribution centers have been operating relatively unaffected during this time. In order mitigate the effects of the temporary closures, we have been operating in-store fulfillment activities.

Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic in our stores, the related financial effect cannot be reasonably estimated at this time but may materially affect our business for the remainder of 2021.

First Quarter 2021 Form 10-Q Page 17

Reconciliation of Non-GAAP Measures

In addition to reporting our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”), we report certain financial results that differ from what is reported under GAAP. We have presented certain financial measures identified as non-GAAP, such as sales changes excluding foreign currency fluctuations, adjusted income before income taxes, adjusted net income, and adjusted diluted earnings per share.

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

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each of the respective items. The income tax items represent the discrete amount that affected the period. The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results for the thirteen weeks ended May 1, 2021 and May 2, 2020.

	Thirteen weeks ended
	May 1,	May 2,
($ in millions, except per share amounts)	2021	2020
Pre-tax income:
Income (loss) before income taxes	$284	$(105)
Pre-tax amounts excluded from GAAP:
Impairment and other charges	4	16
Adjusted income (loss) before income taxes (non-GAAP)	$288	$(89)

After-tax income:
Net income (loss)	$202	$(110)
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $1 and $3, respectively	3	13
Tax charge related to revaluation of certain intellectual property rights	—	27
Adjusted net income (loss) (non-GAAP)	$205	$(70)

Earnings per share:
Diluted earnings (loss) per share	$1.93	$(1.06)
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.03	0.13
Tax charge related to revaluation of certain intellectual property rights	—	0.26
Adjusted diluted earnings (loss) per share (non-GAAP)	$1.96	$(0.67)

First Quarter 2021 Form 10-Q Page 18

During the thirteen weeks ended May 1, 2021 and May 2, 2020, we recorded pre-tax charges of $4 million and $16 million, respectively, classified as Impairment and Other Charges. See the Impairment and Other Charges section for further information. Related to the non-GAAP adjustments for income taxes, during the first quarter of 2020 we recorded a $27 million tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement.

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

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest (expense) income. The table below summarizes our results:

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Sales	$2,153	$1,176

Operating Results
Division profit (loss)	315	(79)
Less: Impairment and other charges (1)	4	16
Less: Corporate expense (2)	29	10
Income (loss) from operations	282	(105)
Interest expense, net	(2)	(1)
Other income, net (3)	4	1
Income (loss) before income taxes	$284	$(105)
(1)	See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income includes non-operating items, franchise royalty income, changes in fair value of minority interests measured using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income, net section for further information.

First Quarter 2021 Form 10-Q Page 19

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

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Stores
Sales	$1,620	$814
$ Change	$806	(944)
% Change	99.0%	(53.7)%
% of total sales	75.2%	69.2%
Comparable sales increase (decrease)	97.4%	(53.4)%

Direct-to-customers
Sales	$533	$362
$ Change	$171	42
% Change	47.2%	13.1%
% of total sales	24.8%	30.8%
Comparable sales increase	43.0%	14.3%

For the thirteen weeks ended May 1, 2021, total sales increased by $977 million, or 83.1 percent, to $2,153 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by 79.4 percent for the thirteen weeks ended May 1, 2021 as compared with the corresponding prior-year period. These comparisons were significantly affected by the closures necessitated by the COVID-19 pandemic, most of the stores were closed during the first quarter of 2020. Our stores were only open for 48 percent of the operating days last year as compared with 83 percent this year. By geography, our European and Canadian operations continued to be negatively affected by the required closures during the current year. Europe and Canada were open for 39 percent and 75 percent of the total available operating days, respectively. While sales increased significantly compared with the prior-year period, we also exceeded the sales of the first quarter of 2019. As compared to the first quarter of 2019, total sales increased 3.6 percent, and 2.4 percent excluding the effect of foreign exchange rate fluctuations.

Total comparable sales represented an increase of 80.3 percent for the quarter. Our stores and direct-to-customers channels generated significant increases, which was a result of the temporary closure of our stores across all of our banners around the world during the first quarter of 2020. Our significant improvement also reflected increased consumer demand for exciting and new product offerings and the effect of government stimulus. We continue to leverage our technology platforms to improve the digital experience.

For the combined channels, all of our operating segments (North America, EMEA, and Asia Pacific) generated significant sales increases as compared to the first quarter of last year, which was negatively affected by the temporary store closures necessitated by the pandemic. Both EMEA and Canada generated significant increases despite the continued temporary store closures required in the first quarter this year. Our North American operating segment’s sales strength was across all banners and was led by Champs Sports, with an increase of over 100 percent. Within EMEA, our Sidestep and Foot Locker banners were negatively affected by the ongoing temporary closures in Germany. Asia Pacific, our smallest operating segment, also experienced an increase of over 100 percent.

First Quarter 2021 Form 10-Q Page 20

From a product perspective for the combined channels, the increase was across all families of business - footwear, apparel, and accessories. All wearer segments within the footwear category experienced increases, with the largest increases coming from sales of men’s and children’s basketball footwear styles. Apparel sales benefited from increases in sales of men’s and kid’s apparel. The continued athleisure and fitness trend, coupled with exciting product offerings from our suppliers, drove the significant increase in sales as compared with last year.

Gross Margin

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
Gross margin rate	34.8%	23.0%
Basis point increase (decrease) in the gross margin rate	1,180	(1,020)
Components of the change-
Merchandise margin rate improvement (decline)	250	(170)
Lower (higher) occupancy and buyers’ compensation expense rate	930	(850)

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

The gross margin rate improved to 34.8 percent for the thirteen weeks ended May 1, 2021, as compared with corresponding prior-year period, reflecting a higher merchandise margin rate since we were significantly less promotional than a year ago, coupled with leverage on the relatively fixed costs. Comparing the gross margin rate to the first quarter of 2019, gross margin improved by 160 basis point reflecting an 80-basis point improvement in the merchandise margin rate and an 80 basis point improvement on occupancy and buyers’ compensation rate.

The occupancy rate for the first quarter was positively affected by the increase in sales and COVID-19 related rent abatements. Due to completed lease negotiations, we were able to record $5 million of rent savings due to rent abatements during the thirteen weeks ended May 1, 2021. We record rent abatements in rent expense when the negotiations are completed and the leases are modified.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
SG&A	$418	$316
$ Change	$102
% Change	32.3%
SG&A as a percentage of sales	19.4%	26.9%

SG&A increased by $102 million, or $89 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended May 1, 2021 as compared with the corresponding prior-year period. As a percentage of sales, SG&A decreased by 750 basis points for the thirteen weeks ended May 1, 2021 driven by higher sales in the quarter as sales in the prior year were significantly affected by the closures necessitated by COVID-19.

First Quarter 2021 Form 10-Q Page 21

SG&A for the thirteen weeks ended May 1, 2021 and May 2, 2020 included payroll subsidies from local governments of $10 million and $40 million, respectively. The higher amount related to the prior year credit reflected the fact that we continued to pay our employees throughout most of the first quarter despite the temporary store closures. The thirteen weeks ended May 1, 2021 included incremental expense of $2 million for personal protective equipment compared with an insignificant cost in the corresponding prior-year period. SG&A expense in the current year reflected higher incentive compensation expense of $20 million reflecting our strong performance. Excluding the above-mentioned items and the effect of foreign currency fluctuations, SG&A increased by $37 million or 11 percent representing variable expenses associated with higher sales.

Depreciation and Amortization

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Depreciation and amortization	$45	$44
$ Change	$1
% Change	2.3%

Depreciation and amortization expense increased by $1 million for the thirteen weeks ended May 1, 2021, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization was essentially unchanged as compared with the prior year.

Impairment and Other Charges

During the first quarter of 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments. Additionally, we recorded a charge of $2 million, which was primarily related to severance in connection with the reorganization of certain support functions.

In May 2020, we made the strategic decision to close our Runners Point business. Certain Runners Point stores converted to other banners and approximately 40 Runners Point and Sidestep stores were closed. We also conducted an impairment review for certain underperforming stores operating in Europe. We evaluated the long-lived assets, including the right-of-use assets, of 70 stores and recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets.

The Company and the Company’s U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan to be reformed as directed by the court order. We recorded charges of $1 million for the thirteen weeks ended May 2, 2020 related to administrative expenses in connection with the reformation.

Corporate Expense

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Corporate expense	$29	$10
$ Change	$19

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $7 million and $5 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

First Quarter 2021 Form 10-Q Page 22

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $5 million in 2021, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $24 million as compared with the prior-year period. This increase was primarily due to higher incentive compensation expense.

Operating Results

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Division profit (loss)	$315	$(79)
Division profit (loss) margin	14.6%	(6.7)%

Division profit margin as a percentage of sales increased to 14.6 percent of sales for the thirteen weeks ended May 1, 2021, with both sales channels generating significant improvements in both gross margin and expense leverage. The results for prior year were negatively affected by the pandemic.

Interest Expense, Net

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Interest expense	$(3)	$(3)
Interest income	1	2
Interest expense, net	$(2)	$(1)

We recorded $2 million of net interest expense for the thirteen weeks ended May 1, 2021, as compared with net interest expense of $1 million for the corresponding prior-year period. Net interest expense increased due to a reduction in interest income, primarily as a result of lower average interest rates on our cash and cash equivalents.

Other Income, Net

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Other income, net	$4	$1

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

The change in other income primarily represented higher franchise income and an improvement in our market value of our available-for-sale security.

First Quarter 2021 Form 10-Q Page 23

Income Taxes

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Provision for income taxes	$82	$5
Effective tax rate	28.8%	(4.9)%

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occur within the periods presented.

For the first quarter of 2020, in accordance with the authoritative guidance, we used a discrete effective tax rate method to calculate income taxes because small changes in the estimated level and mix of annual income or loss by jurisdiction would have resulted in significant changes in the estimated annual effective tax rate making the historical method unreliable.

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. The changes in tax reserves were not significant for any of the periods presented.

During the thirteen weeks ended May 1, 2021, we recorded $1 million excess tax benefits from stock-based compensation.

The tax rate for the prior-year period was negatively affected by a $27 million tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. In addition, we recognized a $2 million tax benefit for the reversal of a withholding tax accrual that was no longer required.

Excluding the above-mentioned discrete items, the effective tax rates for the thirteen weeks ended May 1, 2021 increased, as compared with the corresponding prior-year period, primarily due to the change in the mix of domestic and foreign earnings and losses.

We currently expect our full-year tax rate to approximate 29 percent excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary depending on the level and mix of income earned in the various jurisdictions.

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

First Quarter 2021 Form 10-Q Page 24

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of May 1, 2021, approximately $797 million remained available under our current $1.2 billion share repurchase program.

In January 2022, we will repay the $98 million principal outstanding of our 8.5 percent debentures.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix, retail locations and websites, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, continued uncertainties caused by the COVID-19 pandemic, as well as other factors listed under the headings “Disclosure Regarding Forward-Looking Statements,” and “Risk Factors” could affect our ability to continue to fund our needs from business operations.

Operating Activities

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Net cash provided by (used in) operating activities	$398	$(116)
$ Change	$514

Operating activities reflects net income (loss) adjusted for non-cash items and working capital changes. Adjustments to net income (loss) for non-cash items include gains, impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash provided by operating activities, as compared with the same period last year, reflected higher accounts payable and accrued and other liabilities, as well as higher net income. As of May 1, 2021, we have withheld approximately $32 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

During the fourth quarter of 2020, we were notified by our property insurance carrier that it had approved a $10 million partial settlement on our claim for losses sustained in connection with the social unrest of 2020. The cash received during the first quarter of 2021 from this partial settlement was classified in the statement of cash flows on the basis of the related insurance coverage. Accordingly, $8 million was related to inventory and was therefore classified in operating activities. The balance of $2 million was related to losses sustained on our property and equipment and was classified in investing activities. We are continuing to work with our insurers to determine the remaining amount of our covered losses under our property insurance policies. Additional insurance recoveries will be recorded in the period in which we conclude our settlement discussions with our insurance providers.

First Quarter 2021 Form 10-Q Page 25

Investing Activities

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Net cash (used in) investing activities	$(54)	$(58)
$ Change	$4

For the thirteen weeks ended May 1, 2021, capital expenditures decreased by $1 million to $51 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $275 million. The revised forecast includes $180 million related to the remodeling or relocation of approximately 120 existing stores and the opening of approximately 160 new stores, as well as $95 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. The capital expenditures forecast includes the anticipated costs related to the conversion of the Footaction stores to our other banners, although the timing of these expenditures is being evaluated. Cash used in investing activities for the first quarter included $8 million in minority investments as compared with $6 million spent in the corresponding prior-year period.

In connection with the shutdown of the Runners Point banner completed last year, during the first quarter of 2021 we sold the former headquarters resulting in proceeds of $3 million.

As noted above, related to our insurance claim from the social unrest in 2020, we recorded proceeds of $2 million related to property and equipment loss.

Financing Activities

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Net cash (used in) provided by financing activities	$(61)	$288
$ Change	$(349)

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividends, as follows:

	Thirteen weeks ended
	May 1,	May 2,
($ in millions)	2021	2020
Share repurchases	$34	$—
Dividends paid on common stock	21	42
Total returned to shareholders	$55	$42

During the thirteen weeks ended May 1, 2021, we repurchased 620,544 shares of common stock for $34 million under our share repurchase program. We also declared and paid dividends representing quarterly rates of $0.20 and $0.40 per share for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

We paid $10 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the thirteen weeks ended May 1, 2021. Partially offsetting this amount were proceeds received from the issuance of common stock in connection with employee stock programs of $4 million.

In the first quarter of 2020, we borrowed $330 million of our then-existing revolving credit facility, which was repaid in full during the second quarter of 2020.

First Quarter 2021 Form 10-Q Page 26

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

We are currently migrating our e-commerce order management system. All North American e-commerce apps and certain European countries were live on the new system as of May 1, 2021. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

During the quarter ended May 1, 2021, there were no changes in the Company’s internal control over financial reporting, other than the implementation of the new e-commerce order management system (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 25, 2021 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2020 Form 10-K.

First Quarter 2021 Form 10-Q Page 27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended May 1, 2021:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
January 31 to February 27, 2021	—	$—	—	$830,547,018
February 28 to April 3, 2021	580,611	53.41	392,716	809,884,743
April 4 to May 1, 2021	231,814	56.40	227,828	797,046,348
	812,425	$54.26	620,544
(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	The current $1.2 billion share repurchase program extends through January 2022.

First Quarter 2021 Form 10-Q Page 28

Item 6. Exhibits

Exhibit No.	Description
10.1

Amendment No. 2 to Credit Agreement, dated as of May 19, 2021, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Foot Locker, Inc. on May 20, 2021).

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

First Quarter 2021 Form 10-Q Page 29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2021	FOOT LOCKER, INC.

/s/ Andrew E. Page
ANDREW E. PAGE
Executive Vice President and Chief Financial Officer

First Quarter 2021 Form 10-Q Page 30