Form 10-Q
period 2021-07-31
FOOT LOCKER, INC.
filed 2021-09-09
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

Number of shares of Common Stock outstanding as of September 3, 2021: 103,807,679

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” These statements include statements relating to trends in or expectations relating to the expected effects of our initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, tax rates, business opportunities and expansion, acquisitions or investments, expenses, dividends, share repurchases, and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, borrowing capacity and use of proceeds, repatriation of cash to the U.S., the effects of all variants of the coronavirus pandemic (COVID-19), including but not limited to supply chain issues, and social unrest, on our financial results. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this filing. These forward-looking statements are all based on currently-available operating, financial, and competitive information, and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the ongoing uncertainty related to COVID-19. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance.

Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	August 1,	January 30,
($ in millions, except share amounts)	2021	2020	2021*
ASSETS

Current assets:
Cash and cash equivalents	$1,845	$1,373	$1,680
Merchandise inventories	1,081	1,194	923
Other current assets	252	266	232
	3,178	2,833	2,835
Property and equipment, net	743	782	788
Operating lease right-of-use assets	2,569	2,810	2,716
Deferred taxes	108	70	101
Goodwill	158	158	159
Other intangible assets, net	16	19	17
Minority investments	728	150	337
Other assets	85	90	90
	$7,585	$6,912	$7,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$539	$630	$402
Accrued and other liabilities	474	455	560
Current portion of debt and obligations under finance leases	102	—	102
Current portion of lease obligations	566	587	580
	1,681	1,672	1,644
Long-term debt and obligations under finance leases	10	124	8
Long-term lease obligations	2,363	2,579	2,499
Other liabilities	190	134	116
Total liabilities	4,244	4,509	4,267
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 104,515,702; 104,391,691; and 103,693,359 shares issued, respectively	799	774	779
Retained earnings	2,916	1,996	2,326
Accumulated other comprehensive loss	(338)	(367)	(331)
Less: Treasury stock at cost: 714,490; 426; and 74,236 shares, respectively	(41)	—	(3)
Noncontrolling interest	5	—	5
Total shareholders' equity	3,341	2,403	2,776
	$7,585	$6,912	$7,043
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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2021 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions, except per share amounts)	2021	2020	2021	2020
Sales	$2,275	$2,077	$4,428	$3,253

Cost of sales	1,477	1,539	2,881	2,444
Selling, general and administrative expenses	450	387	868	703
Depreciation and amortization	48	44	93	88
Impairment and other charges	36	38	40	54
Income (loss) from operations	264	69	546	(36)

Interest expense, net	(2)	(2)	(4)	(3)
Other income, net	325	3	329	4
Income (loss) before income taxes	587	70	871	(35)
Income tax expense	157	25	239	30
Net income (loss)	$430	$45	$632	$(65)

Basic earnings (loss) per share	$4.14	$0.43	$6.10	$(0.62)
Weighted-average shares outstanding	103.8	104.5	103.7	104.4

Diluted earnings (loss) per share	$4.09	$0.43	$6.02	$(0.62)
Weighted-average shares outstanding, assuming dilution	105.2	105.1	105.1	104.4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2021 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$430	$45	$632	$(65)
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax expense of $-, $4, $1, and $2, respectively	(14)	36	(10)	20

Cash flow hedges:
Change in fair value of derivatives, net of income tax expense of $-, $-, $-, and $1, respectively	—	—	—	3

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $1, $1, and $2, respectively	2	1	3	4
Comprehensive income (loss)	$418	$82	$625	$(38)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2021 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at May 1, 2021	104,286	$791	(887)	$(47)	$2,507	$(326)	$5	$2,930
Restricted stock issued	11	—						—
Issued under director and stock plans	219	7						7
Share based compensation expense		8						8
Shares of common stock used to satisfy tax withholding obligations			(3)	(1)				(1)
Share repurchases			(125)	(7)				(7)
Reissued for Employee Stock Purchase Plan ("ESPP")		(7)	301	14				7
Net income					430			430
Cash dividends declared on common stock ($0.20 per share)					(21)			(21)
Translation adjustment, net of tax						(14)		(14)
Pension and postretirement adjustments, net of tax						2		2
Balance at July 31, 2021	104,516	$799	(714)	$(41)	$2,916	$(338)	$5	$3,341

Balance at May 2, 2020	104,245	$767	(23)	$—	$1,951	$(404)	$—	$2,314
Restricted stock issued	13	—						—
Issued under director and stock plans	134	3						3
Share-based compensation expense		4						4
Reissued for ESPP			23	—				—
Net income					45			45
Translation adjustment, net of tax						36		36
Pension and postretirement adjustments, net of tax						1		1
Balance at August 1, 2020	104,392	$774	—	$—	$1,996	$(367)	$—	$2,403

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	479	—						—
Issued under director and stock plans	344	11						11
Share based compensation expense		16						16
Shares of common stock used to satisfy tax withholding obligations			(195)	(11)				(11)
Share repurchases			(746)	(41)				(41)
Reissued for ESPP		(7)	301	14				7
Net income					632			632
Cash dividends declared on common stock ($0.40 per share)					(42)			(42)
Translation adjustment, net of tax						(10)		(10)
Pension and postretirement adjustments, net of tax						3		3
Balance at July 31, 2021	104,516	$799	(714)	$(41)	$2,916	$(338)	$5	$3,341

Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock issued	67	—						—
Issued under director and stock plans	137	3						3
Share-based compensation expense		7						7
Shares of common stock used to satisfy tax withholding obligations			(23)	—				—
Reissued for ESPP			23	—				—
Net loss					(65)			(65)
Cash dividends declared on common stock ($0.40 per share)					(42)			(42)
Translation adjustment, net of tax						20		20
Change in cash flow hedges, net of tax						3		3
Pension and postretirement adjustments, net of tax						4		4
Balance at August 1, 2020	104,392	$774	—	$—	$1,996	$(367)	$—	$2,403

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2021 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	July 31,	August 1,
($ in millions)	2021	2020
From operating activities:
Net income (loss)	$632	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impairment and other charges	45	31
Non-cash gains	(314)	—
Depreciation and amortization	93	88
Deferred income taxes	67	22
Share-based compensation expense	16	7
Change in assets and liabilities:
Merchandise inventories	(163)	12
Accounts payable	139	291
Accrued and other liabilities	(12)	142
Insurance receivable for inventory loss	8	—
Other, net	(109)	78
Net cash provided by operating activities	402	606
From investing activities:
Capital expenditures	(87)	(83)
Minority investments	(78)	(8)
Proceeds from sale of property	3	—
Insurance proceeds related to loss on property and equipment	3	—
Net cash used in investing activities	(159)	(91)
From financing activities:
Dividends paid on common stock	(42)	(42)
Purchase of treasury shares	(41)	—
Proceeds from exercise of stock options	10	—
Treasury stock reissued under employee stock plan	7	—
Shares of common stock repurchased to satisfy tax withholding obligations	(11)	—
Payment of obligations under finance leases	(1)	—
Payment of revolving credit agreement costs	(1)	(4)
Proceeds from common stock issued under employee stock plan	—	2
Proceeds from the revolving credit facility	—	330
Repayment of the revolving credit facility	—	(330)
Net cash used in financing activities	(79)	(44)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1)	(3)
Net change in cash, cash equivalents, and restricted cash	163	468
Cash, cash equivalents, and restricted cash at beginning of year	1,718	942
Cash, cash equivalents, and restricted cash at end of period	$1,881	$1,410

Cash paid during the year:
Interest	$6	$7
Income taxes	$229	$11

Non-cash investing activities:
Cash paid for amounts included in measurement of lease liabilities	$358	$279
Right-of-use assets obtained in exchange for operating lease obligations	$171	$135
Assets obtained in exchange for finance lease obligations	$4	$4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2021 Form 10-Q Page 5

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

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements and these Notes and related disclosures. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The results of operations for the period ended July 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2021. Specifically, the ongoing pandemic (“COVID-19”) including the dissemination and adoption of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain or additional widespread resurgences in COVID-19 infections, including evolving safety protocols including requirements for proof of vaccination, are significant uncertainties. COVID-19, as well as port delays, may affect our sales, traffic to our stores, our distribution capabilities, and distribution capabilities of our suppliers.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Sales by Channel
Stores	$1,817	$1,388	$3,437	$2,202
Direct-to-customers	458	689	991	1,051
Total sales	$2,275	$2,077	$4,428	$3,253

Second Quarter 2021 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales disaggregated based upon geographic area is presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Sales by Geography
United States	$1,623	$1,529	$3,336	$2,440
International	652	548	1,092	813
Total sales	$2,275	$2,077	$4,428	$3,253

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance:

	July 31,	August 1,
($ in millions)	2021	2020
Gift card liability at beginning of year	$41	$35
Redemptions	(122)	(37)
Breakage recognized in sales	(9)	(3)
Activations	128	36
Gift card liability	$38	$31

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

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expense, non-operating income, and net interest expense.

Second Quarter 2021 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Sales	$2,275	$2,077	$4,428	$3,253

Operating Results
Division profit	332	125	$647	$46
Less: Impairment and other charges (1)	36	38	40	54
Less: Corporate expense (2)	32	18	61	28
Income (loss) from operations	264	69	546	(36)
Interest expense, net	(2)	(2)	(4)	(3)
Other income, net	325	3	329	4
Income (loss) before income taxes	$587	$70	$871	$(35)
(1)	During the twenty-six weeks ended July 31, 2021, we recorded pre-tax charges as detailed in Note 4, Impairment and Other Charges.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

4. Impairment and Other Charges

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Impairment of long-lived assets and right-of-use assets	$39	$—	$39	$15
Lease termination costs	4	—	4	—
Impairment of investments	—	—	2	—
Reorganization costs	—	3	2	3
(Insurance recovery)/ losses related to social unrest	(7)	18	(7)	18
Runners Point shut down	—	16	—	16
Pension litigation related charges	—	1	—	2
Total impairment and other charges	$36	$38	$40	$54

During the thirteen weeks ended July 31, 2021, we conducted an impairment review of certain Footaction stores as a result of the Company’s decision to convert many of the stores to other existing banner concepts and close the remaining stores, either through natural lease expiration or early termination. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $39 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 locations. Additionally, we recorded charges of $4 million primarily in other lease-related termination costs.

Partially offsetting these charges was $11 million of additional insurance recovery related to the prior year social unrest losses of $18 million. We recorded $7 million of the insurance recovery within impairment and other charges as it relates to the book value of losses recorded in 2020, with $4 million recorded in other income. We are continuing to work with our insurers to determine if additional incurred losses under our property insurance policy will be covered; however, we do not expect that future recoveries will be significant.

During the first quarter of 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments. Additionally, in connection with the reorganization of certain support functions, we recorded severance charges of $2 million.

Second Quarter 2021 Form 10-Q Page 8

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

In May 2020, we made the strategic decision to shut down our Runners Point business and to consolidate our Sidestep support staff into our other operations in Europe. Also, as part of the next phase of the Champs Sports and Eastbay strategic initiative, we restructured positions and aligned several functions across the banners and planned to consolidate certain Eastbay operations from Wausau, Wisconsin into the Champs Sports headquarters in Bradenton, Florida. We recorded charges of $16 million related to the shutdown of the Runners Point business and $3 million related to the reorganization associated with Eastbay.

We recorded charges of $1 million and $2 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively, related to administrative expenses in connection with the pension plan reformation.

5. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows:

	July 31,	August 1,
($ in millions)	2021	2020
Cash and cash equivalents	$1,845	$1,373
Restricted cash included in other current assets	7	7
Restricted cash included in other non-current assets	29	30
Cash, cash equivalents, and restricted cash	$1,881	$1,410

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

Second Quarter 2021 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 31, 2021			August 1, 2020
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$116	$(112)	$4	$119	$(113)	$6
Trademarks / trade names	20	(17)	3	20	(16)	4
	$136	$(129)	$7	$139	$(129)	$10

Indefinite life intangible assets: (1)
Trademarks / trade names			$9			$9
Other intangible assets, net			$16			$19
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.

The annual review of intangible assets with indefinite lives performed during the first quarter of 2021 did not result in the recognition of impairment.

Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Amortization expense	$1	$1	$2	$2

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2021	$1
2022	3
2023	1
2024	1
2025	1

8. Revolving Credit Facility

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

Second Quarter 2021 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	July 31,	August 1,	January 30,
($ in millions)	2021	2020	2021
Foreign currency translation adjustments	$(74)	$(84)	$(64)
Cash flow hedges	(1)	—	(1)
Unrecognized pension cost and postretirement benefit	(263)	(283)	(266)
	$(338)	$(367)	$(331)

The changes in AOCL for the twenty-six weeks ended July 31, 2021 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of January 30, 2021	$(64)	$(1)	$(266)	$(331)

OCI before reclassification	(10)	—	(1)	(11)
Amortization of pension actuarial loss, net of tax	—	—	4	4
Other comprehensive income	(10)	—	3	(7)
Balance as of July 31, 2021	$(74)	$(1)	$(263)	$(338)

Reclassifications from AOCL for the twenty-six weeks ended July 31, 2021 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$5
Income tax benefit	(1)
Total, net of tax	$4

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

Second Quarter 2021 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2021, we invested $68 million to acquire a common stock minority stake in a public entity, Retailors, Ltd, which is traded on the Tel Aviv stock exchange. Our investment was at a discount to the initial public offering price. This investment is classified as a Level 1 instrument since the fair value is readily available in an active market. The fair value of the auction rate security, classified as available-for-sale, is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

Our derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and, therefore, are classified as Level 2 instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of July 31, 2021			As of August 1, 2020

	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	92	—	—	—	—	—
Available-for-sale security	—	7	—	—	7	—
Foreign exchange forward contracts	—	1	—	—	1	—
Total Assets	$92	$8	$—	$—	$8	$—

Liabilities
Foreign exchange forward contracts	—	2	—	—	4	—
Total Liabilities	$—	$2	$—	$—	$4	$—

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

Minority investments measured using the fair value measurement alternative had a carrying value of $612 million and $137 million as of July 31, 2021 and August 1, 2020, respectively. During the second quarter of 2021, we recorded a $290 million increase in the fair value of our minority investment in GOAT. GOAT received additional funding at a higher valuation than the investment amount previously on our balance sheet. During the first quarter of 2021, we recorded a non-cash charge of $2 million related to the write-down of one of our minority investments, resulting in $13 million of cumulative impairments.

Second Quarter 2021 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2.

The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	July 31, 2021	August 1, 2020
Carrying value	$99	$121
Fair value	$102	$129

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss)	$430	$45	$632	$(65)

Weighted-average common shares outstanding	103.8	104.5	103.7	104.4
Dilutive effect of potential common shares	1.4	0.6	1.4	—
Weighted-average common shares outstanding assuming dilution	105.2	105.1	105.1	104.4

Earnings (loss) per share - basic	$4.14	$0.43	$6.10	$(0.62)
Earnings (loss) per share - diluted	$4.09	$0.43	$6.02	$(0.62)

Anti-dilutive share-based awards excluded from diluted calculation	1.5	2.7	1.7	2.7

Performance stock units related to our long-term incentive programs of 0.6 million and 0.5 million have been excluded from diluted weighted-average shares for the periods ended July 31, 2021 and August 1, 2020, respectively. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

Second Quarter 2021 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income, net.

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Service cost	$4	$3	$8	$7
Interest cost	5	6	9	11
Expected return on plan assets	(8)	(10)	(17)	(19)
Amortization of net loss	2	3	5	6
Net benefit expense	$3	$2	$5	$5

13. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Options and shares purchased under the stock purchase plan	$2	$2	$4	$4
Restricted stock units and performance stock units	6	2	12	3
Total share-based compensation expense	$8	$4	$16	$7

Tax benefit recognized	$1	$1	$2	$1

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Stock Option Plans		Stock Purchase Plan
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Weighted-average risk free rate of interest	0.9%	0.6%	0.2%	2.0%
Expected volatility	47%	42%	48%	48%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	1.5%	4.9%	5.0%	4.0%
Weighted-average fair value	$20.22	$5.03	$7.84	$15.03

Second Quarter 2021 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the table below provides activity under our stock option plans for the twenty-six weeks ended July 31, 2021:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,540		$47.17
Granted	183		53.82
Exercised	(302)		33.31
Expired or cancelled	(122)		52.43
Options outstanding at July 31, 2021	3,299	5.5	$48.61
Options exercisable at July 31, 2021	2,497	4.4	$53.74
Options available for future grant at July 31, 2021	5,491

The total fair value of options vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $4 million and $5 million, respectively. The cash received and related tax benefits realized from option exercises during the twenty-six weeks ended July 31, 2021 was $10 million and $2 million, respectively. The cash received and related tax benefits realized from option exercises during the twenty-six weeks ended August 1, 2020 were not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Exercised	$5	$—	$8	$—

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
($ in millions)	July 31, 2021	August 1, 2020
Outstanding	$40	$10
Outstanding and exercisable	$20	$1

As of July 31, 2021, there was $4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Second Quarter 2021 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes information about stock options outstanding and exercisable at July 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $34.24	981	6.9	$23.49	444	$25.76
$34.75 - $52.13	504	4.5	44.41	496	44.42
$52.82 - $79.23	1,814	4.9	63.36	1,557	64.69
	3,299	5.5	$48.61	2,497	$53.74

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to certain officers and key employees. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied.

Generally, RSU awards fully vest after the passage of time, typically three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period and vest after an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period. RSU and PSU activity for the twenty-six weeks ended July 31, 2021 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,348		$38.48
Granted	424		54.20
Vested	(503)		43.81
Performance adjustment (1)	240
Forfeited	(39)		34.47
Nonvested at July 31, 2021	1,470	2.0	$43.54

Aggregate value ($ in millions)	$64
(1)	This represents adjustments made to PSUs and reflect changes in estimates based upon our current performance against predefined financial targets.

The total value of awards that vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $22 million and $4 million, respectively. As of July 31, 2021, there was $45 million of total unrecognized compensation cost related to nonvested awards.

Second Quarter 2021 Form 10-Q Page 16

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

15. Subsequent Events

Acquisition of WSS

On August 1, 2021, we signed a definitive agreement to acquire Eurostar, Inc., a Delaware corporation (“WSS”). WSS is a U.S.-based athletic footwear and apparel retailer, which operates 93 stores primarily on the West Coast. Following the transaction, WSS will maintain its name, operating as a new banner in our portfolio. The aggregate consideration in the transaction will consist of $750 million in cash, subject to customary adjustments to reflect changes in net working capital, cash, indebtedness, and transaction expenses. The transaction will be funded with available cash. The transaction is currently expected to close in September 2021, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of customary closing conditions.

Acquisition of atmos

On August 2, 2021, we announced that we entered into a definitive agreement to acquire Text Trading Company, K.K. (“atmos”), which owns and licenses the atmos brand, a digitally led, premium, global retailer headquartered in Japan. atmos is a culturally connected brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. The purchase price is $360 million and additional contingent consideration of up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The transaction will be funded with the Company’s available cash. atmos will maintain its name, operating as a new banner in our portfolio. The transaction is currently expected to close early in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions.

Second Quarter 2021 Form 10-Q Page 17

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

We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the names of our store banners (including: footlocker.com, kidsfootlocker.com, champssports.com, footaction.com, footlocker.ca, footlocker.eu and related e-commerce sites in the various European countries that we operate, footlocker.com.au, footlocker.nz, sidestep-shoes.de, side-stepshoes.nl, footlocker.hk, footlocker.sg, footlocker.mo, footlocker.my, and footlockerkorea.kr). These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com and eastbayteamsales.com.

Store Count

At July 31, 2021, we operated 2,911 stores as compared with 2,998 and 3,100 stores at January 30, 2021 and August 1, 2020, respectively.

Franchise Operations

A total of 134 franchised stores were operating at July 31, 2021, as compared with 127 and 138 stores at January 30, 2021 and August 1, 2020, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Beginning in March 2020 and through the remainder of the first quarter of 2020, we temporarily closed substantially all of our retail store locations in response to governmental orders related to the COVID-19 outbreak. Throughout 2020, the pandemic and the shelter in place orders negatively affected customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. For the second quarter of this year, we operated approximately 94 percent of the possible operating days, as compared with 70 percent in the second quarter of 2020. Our stores in Canada, Sidestep stores and our stores operating in Australia were adversely affected during the second quarter. Our distribution centers have been operating relatively unaffected during this time. In order to mitigate the effects of the temporary closures, we have been operating in-store fulfillment activities while stores were closed to customers. Given the dynamic nature of these circumstances, the duration of business disruption, reduced customer traffic in our stores, and potential effects related to evolving safety protocols and requirements for proof of vaccination, the related financial effect cannot be reasonably estimated at this time but may materially affect our business for the remainder of 2021.

Second Quarter 2021 Form 10-Q Page 18

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

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each of the respective items. The income tax items represent the discrete amount that affected the period. The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP.

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions, except per share amounts)	2021	2020	2021	2020
Pre-tax income:
Income (loss) before income taxes	$587	$70	$871	$(35)
Pre-tax amounts excluded from GAAP:
Impairment and other charges	36	38	40	54
Other income, net	(303)	—	(303)	—
Adjusted income before income taxes (non-GAAP)	$320	$108	$608	$19

After-tax income:
Net income (loss)	$430	$45	$632	(65)
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $9, $6, $10, and $9 million, respectively	27	32	30	45
Other income, net - net of income tax expense of $79, $-, $79, and $- million, respectively	(224)	—	(224)	—
Tax charge related to revaluation of certain intellectual property rights	—	(2)	—	25
Adjusted net income (non-GAAP)	$233	$75	$438	5

Earnings per share:
Diluted earnings (loss) per share	$4.09	$0.43	$6.02	(0.62)
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.25	0.30	0.28	0.43
Other income, net	(2.13)	—	(2.13)	—
Tax charge related to revaluation of certain intellectual property rights	—	(0.02)	—	0.24
Adjusted diluted earnings per share (non-GAAP)	$2.21	$0.71	$4.17	0.05

Second Quarter 2021 Form 10-Q Page 19

During the thirteen weeks and twenty-six weeks ended July 31, 2021, we recorded pre-tax charges of $36 million and $40 million, respectively, classified as Impairment and Other. See the Impairment and Other Charges section for further information.

During the thirteen and twenty-six weeks ended July 31, 2021, we recorded non-cash gains of $303 million, or $224 million after-tax, classified in other income, net. One of our minority investments, GOAT, which is measured using the fair value measurement alternative, received additional funding at a higher valuation resulting in a $290 million fair value adjustment. Additionally, during the quarter, we acquired a minority stake in a public entity at an initial discount of $9 million. Due to the infrequent and nonrecurring nature of the gain and discount, respectively, the income was removed to arrive to non-GAAP earnings. Finally, other income includes $4 million related to our insurance recovery from the 2020 social unrest, which is the amount by which the recovery exceeded the book value losses previously recorded.

Related to the non-GAAP adjustments for income taxes, during the first half of 2020 we recorded a $25 million tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement.

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

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest (expense) income. The table below summarizes our results:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Sales	$2,275	$2,077	$4,428	$3,253

Operating Results
Division profit	332	125	647	46
Less: Impairment and other charges (1)	36	38	40	54
Less: Corporate expense (2)	32	18	61	28
Income (loss) from operations	264	69	546	(36)
Interest expense, net	(2)	(2)	(4)	(3)
Other income, net (3)	325	3	329	4
Income before income taxes	$587	$70	$871	$(35)
(1)	See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Second Quarter 2021 Form 10-Q Page 20

(3)	Other income includes non-operating items, franchise royalty income, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income, net section for further information.

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

The information shown below represents certain sales metrics by sales channel:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Stores
Sales	$1,817	$1,388	$3,437		$2,202
$ Change	$429		$1,235	$
% Change	30.9%		56.1%
% of total sales	79.9%	66.8%	77.6%		67.7%
Comparable sales increase (decrease)	28.4%	(7.6)%	54.0%		(32.1)%

Direct-to-customers
Sales	$458	$689	$991		$1,051
$ Change	$(231)		$(60)	$
% Change	(33.5)%		(5.7)%
% of total sales	20.1%	33.2	22.4%		32.3%
Comparable sales (decrease) increase	(35.1)%	172.8	(8.2)%		84.3%

For the thirteen weeks ended July 31, 2021, total sales increased by $198 million, or 9.5 percent, to $2,275 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 31, 2021, total sales increased by $1,175 million, or 36.1 percent, to $4,428 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by $151 million, or 7.3 percent, for the thirteen weeks ended July 31, 2021 and increased by $1,085 million, or 33.4 percent, for the twenty-six weeks ended July 31, 2021.

These comparisons were significantly affected by the closures necessitated by the COVID-19 pandemic, most of the stores were closed during the first quarter of 2020 when our stores were only open for 48 percent of the total available operating days. Our stores were open for 70 percent of the operating days last year as compared with 94 percent this year. By geography, our European and Canadian operations continued to be negatively affected by the required closures during the current year. Europe and Canada were open for 87 percent and 68 percent of the total available operating days, respectively. Our Asia Pacific operating segment was affected in the quarter and operated 81 percent of the available days.

While sales increased significantly compared with the prior-year periods, we also exceeded sales for the corresponding periods of 2019. Excluding the effect of foreign exchange rate fluctuations, as compared with the 2019, sales increased by 25.8 percent and by 13.1 percent for the quarter and year-to-date periods, respectively.

Second Quarter 2021 Form 10-Q Page 21

Total comparable sales represented an increase of 6.9 percent for the quarter and an increase of 33.4 percent for the year-to-date period. Our stores channel generated significant increases for both the quarter and year-to-date periods, which was a result of the temporary closure of our stores across all of our banners around the world during the first half of 2020. Partially offset by a decline in our direct-to-customer channel as shopping navigated back to physical locations. While our digital penetration declined as compared with 2020, our penetration is higher than our historical levels. We continue to leverage our technology platforms to improve the digital experience. Our significant improvement also reflected increased consumer demand for exciting and new product offerings and the effect of government stimulus.

For the combined channels, sales excluding foreign currency fluctuations, for the second quarter of 2021 for the operating segments of North America and EMEA increased by 5.1 percent and by 14.9 percent, respectively, as compared with the corresponding prior-year period. For the year-to-date period, North America increased by 35.4 percent and EMEA increased by 20.3 percent as compared to the prior year. Asia Pacific generated significant increases in the quarter and year-to-date periods from both continued success in Australia and New Zealand, coupled with growth in Asia, based on expansion in that region. All our operating segments generated significant sales increases as compared to the first half of last year, which was negatively affected by the temporary store closures necessitated by the pandemic. Our North American operating segment’s sales strength was across all banners, except for Footaction as we are winding down that business. Sales growth in North America was led by Kids Foot Locker and Champs Sports. Within EMEA, sales from the Foot Locker banner increased, offset by a decline in sales due to the Runners Point shutdown. Sidestep’s sales for both the quarter and year-to-date periods were relatively unchanged, despite the continued pressure from COVID-19 closures.

From a product perspective for the combined channels, the increase for both the quarter and year-to-date periods was across all families of business - footwear, apparel, and accessories. Sales of children’s footwear led the sales by wearer segment for the second quarter, while sales of men’s footwear declined partially from lower sales due to the wind-down of Footaction and the shutdown of Runners Point. For the year-to-date period, all wearer segments within the footwear category experienced increases, with the largest increases coming from sales of men’s and children’s basketball footwear styles. Apparel sales benefited from increases in sales across all wearer segments, led by sales of men’s and kids’ apparel. The continued athleisure and fitness trend, coupled with exciting product offerings from our suppliers, drove the significant increase in sales as compared with last year.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Gross margin rate	35.1%	25.9%	34.9%	24.9%
Basis point increase in the gross margin rate	920		1,000
Components of the change-
Merchandise margin rate improvement	870		640
Lower occupancy and buyers’ compensation expense rate	50		360

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

The gross margin rate increased for both the thirteen weeks and twenty-six weeks ended July 31, 2021, as compared with the corresponding prior-year period, reflecting a higher merchandise margin rate since we were significantly less promotional than a year ago, coupled with leverage on the relatively fixed costs.

Second Quarter 2021 Form 10-Q Page 22

Comparing the gross margin rate to the thirteen weeks ended August 3, 2019, gross margin improved by 500 basis points, reflecting a 170-basis point improvement in the merchandise margin rate and a 330-basis point improvement on occupancy and buyers’ compensation rate. Comparing the gross margin rate to the twenty-six weeks ended August 3, 2019, gross margin improved by 320 basis points, reflecting a 130-basis point improvement in the merchandise margin rate and a 190 basis point improvement on occupancy and buyers’ compensation rate.

The occupancy rate was positively affected for both the thirteen weeks and twenty-six weeks ended July 31, 2021, as compared with corresponding prior-year period, reflecting an increase in sales and COVID-19 related rent abatements. Due to completed lease negotiations, we were able to record $6 million and $11 million of rent savings due to rent abatements during the thirteen and twenty-six weeks ended July 31, 2021, respectively, as compared to rent abatements of $6 million in both of the corresponding prior-year periods ended August 1, 2020. We record rent abatements in rent expense when the negotiations are completed and the leases are modified.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
SG&A	$450	$387	$868	$703
$ Change	$63		$165
% Change	16.3%		23.5%
SG&A as a percentage of sales	19.8%	18.6%	19.6%	21.6%

SG&A increased by $63 million and $165 million for the thirteen weeks and the twenty-six weeks ended July 31, 2021, respectively, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, SG&A increased by $53 million and $142 million for the thirteen weeks and the twenty-six weeks ended July 31, 2021, respectively, as compared with the corresponding prior-year periods.

SG&A, as a percentage of sales, as compared with the corresponding prior-year periods was affected by the higher sales in the current year and the effect of prior-year COVID-19 related matters. SG&A for the thirteen weeks ended July 31, 2021 and August 1, 2020 included payroll subsidies from local governments of $4 million and $17 million, respectively. On a year-to-date basis, the subsidies were $14 million this year as compared with $57 million last year. The higher prior year amounts related to the fact that we continued to pay our employees throughout most of the first quarter of 2020 despite the temporary store closures. The thirteen weeks and twenty-six weeks ended July 31, 2021 included $2 million and $4 million, respectively, for personal protective equipment expense, a decrease of $4 million and $2 million, respectively, as compared with the corresponding prior-year periods.

Incentive compensation expense was $8 million lower in the second quarter of 2021; however, it was $12 million higher for the twenty-six weeks of the current year, as compared with the corresponding prior-year periods. For the current year we are outperforming the targeted results.  Also, the prior year was affected by the fact that the bonus plan was not established until the second quarter, thus that quarter incurred higher expense.

Excluding the above-mentioned items and the effect of foreign currency fluctuations, SG&A increased by $52 million or 14.1 percent and $89 million or 12.3 percent primarily representing variable expenses associated with higher sales.

Second Quarter 2021 Form 10-Q Page 23

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Depreciation and amortization	$48	$44	$93	$88
$ Change	$4		$5
% Change	9.1%		5.7%

Depreciation and amortization expense increased by $4 million and $5 million for the thirteen weeks and twenty-six weeks ended July 31, 2021, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $3 million for both the quarter and year-to-date periods as compared with the corresponding prior-year periods. The increase was primarily related to the acceleration of depreciation and amortization associated with the Footaction closures.

Impairment and Other Charges

During the second quarter of 2021, we conducted an impairment review of certain Footaction stores as a result of the Company’s decision to convert many of the stores to other existing banner concepts and close the remaining stores, either through natural lease expiration or early termination. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $39 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 locations. Additionally, we recorded charges of $4 million primarily in other lease-related termination costs.

Partially offsetting these charges was $11 million of additional insurance recovery related to the prior year social unrest losses, $7 million of which is classified in impairment and other charges as it relates to the book value of losses recorded in 2020, with $4 million recorded in other income.

Also included in the year-to-date period of 2021 is a $2 million charge related to one of our minority investments and charges of $2 million primarily related to severance costs in connection with the reorganization of certain support functions.

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Corporate expense	$32	$18	$61	$28
$ Change	$14		$33

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $9 million and $6 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and $16 million and $11 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $5 million and $10 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $19 million and $43 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, as compared with the prior-year periods. The increases for both periods were primarily due to higher information technology and support expenses and an increase in professional fees.

Second Quarter 2021 Form 10-Q Page 24

Additionally, we recorded higher incentive compensation expense in the twenty-six weeks ended July 31, 2021, as compared to the prior-year period.

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Division profit	$332	$125	$647	$46
Division profit margin	14.6%	6.0%	14.6%	1.4%

Division profit margin as a percentage of sales increased to 14.6 percent of sales for both the thirteen and twenty-six weeks ended July 31, 2021, with both sales channels generating significant improvements in both gross margin and expense leverage. The results for prior year were negatively affected by the pandemic.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Interest expense	$(3)	$(4)	$(6)	$(7)
Interest income	1	2	2	4
Interest expense, net	$(2)	$(2)	$(4)	$(3)

We recorded $2 million and $4 million of net interest expense for the thirteen and twenty-six weeks ended July 31, 2021, respectively, as compared with net interest expense of $2 million and $3 million for the corresponding prior-year periods. Interest expense decreased due to the lack of borrowings on the revolving credit facility, as compared to 2020, as well as the retirement of $20 million of our 8.5 percent debentures in the fourth quarter of 2020. Additionally, interest income decreased primarily as a result of lower average interest rates on our cash and cash equivalents.

Other Income, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Other income, net	$325	$3	$329	$4

Other income includes non-operating items, including franchise royalty income, changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit (expense) related to our pension and postretirement programs excluding the service cost component.

The change during the thirteen weeks ended July 31, 2021 was primarily due to a $290 million increase in the fair value of our minority investment in GOAT, which is measured using the fair value measurement alternative. GOAT received additional funding at a higher valuation than the investment amount previously on our balance sheet. Additionally, the Company invested $68 million to acquire a common stock minority stake in a public entity, which is re-measured to fair value each quarter. We recognized income of $24 million for this investment representing a discount in the initial purchase price of $9 million and appreciation in the value of stock of $15 million. Other income for thirteen weeks ended July 31, 2021 also includes $4 million related to our insurance recovery from the 2020 social unrest, which is the amount by which the recovery exceeded the book value of losses previously recorded.

Second Quarter 2021 Form 10-Q Page 25

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	July 31,	August 1,	July 31,	August 1,
($ in millions)	2021	2020	2021	2020
Provision for income taxes	$157	$25	$239	$30
Effective tax rate	26.8%	35.4%	27.4%	(85.5)%

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

During the thirteen weeks and twenty-six weeks ended July 31, 2021, we recorded $1 million and $2 million, respectively, related to excess tax benefits from share-based compensation.

The tax rate for the twenty-six weeks ended August 1, 2020 was negatively affected by a $27 million tax charge related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. During the thirteen weeks ended August 1, 2020, due to an improved financial outlook, we reduced this tax charge recognized in the first quarter of 2020 by $2 million. Partially offsetting the intellectual property rights charge, we recognized a $2 million tax benefit for the reversal of a withholding tax accrual that was no longer required in the year-to-date period of 2020.

Excluding the above-mentioned discrete items, the effective tax rates for the current year periods declined, as compared with the corresponding prior-year periods, primarily due to the change in the mix of domestic and foreign earnings and losses. Further, our higher domestic income reduced the effect of non-deductible items.

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

Second Quarter 2021 Form 10-Q Page 26

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of July 31, 2021, approximately $789 million remained available under our current $1.2 billion share repurchase program.

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

Operating Activities

	Twenty-six weeks ended
	July 31,	August 1,
($ in millions)	2021	2020
Net cash provided by operating activities	$402	$606
$ Change	$(204)

Operating activities reflects net income (loss) adjusted for non-cash items and working capital changes. Adjustments to net income (loss) for non-cash items include gains, impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash provided by operating activities reflected higher merchandise purchases and payments on accounts payable and accrued and other liabilities, partially offset by higher net income, as compared with the same period last year. The increased merchandise purchases were necessitated by our higher sales results and that we ended the prior year with low levels due to supply chain disruptions. As of July 31, 2021, we have withheld approximately $24 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

During the fourth quarter of 2020, we were notified by our property insurance carrier that it had approved, and in 2021 we collected, a $10 million partial settlement on our claim for losses sustained in connection with the social unrest of 2020. During the second quarter of 2021, we received an additional $11 million from our property insurance carrier for the remainder of the claim. The $21 million received during 2021 was classified in the statement of cash flows on the basis of the related insurance coverage. Accordingly, $18 million was related to inventory and other operating costs and was therefore classified in operating activities. The balance of $3 million was related to losses sustained on our property and equipment and was classified in investing activities. We are continuing to work with our insurers to determine if additional incurred losses under our property insurance policy will be covered; however, we do not expect that future recoveries will be significant.

Second Quarter 2021 Form 10-Q Page 27

Investing Activities

	Twenty-six weeks ended
	July 31,	August 1,
($ in millions)	2021	2020
Net cash used in investing activities	$(159)	$(91)
$ Change	$(68)

For the twenty-six weeks ended July 31, 2021, net cash used in investing activities increased by $68 million primarily due to a $70 million increase in minority investments. During the second quarter, we invested $68 million in a public entity and $6 million in various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led business as part of our Leading in Education and Economic Development initiative.

Capital expenditures increased by $4 million to $87 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $250 million. The revised forecast includes $158 million related to the remodeling or relocation of approximately 165 existing stores and the opening of approximately 120 new stores, as well as $92 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. The capital expenditures forecast includes the anticipated costs related to the conversion of the Footaction stores to our other banners, although the timing of these expenditures is being evaluated.

In connection with the shutdown of the Runners Point banner completed last year, during the first quarter of 2021, we sold the former headquarters resulting in proceeds of $3 million.

As noted above, related to our insurance claim from the social unrest in 2020, we received proceeds of $3 million related to property and equipment loss.

Financing Activities

	Twenty-six weeks ended
	July 31,	August 1,
($ in millions)	2021	2020
Net cash used in financing activities	$(79)	$(44)
$ Change	$(35)

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividends, as follows:

	Twenty-six weeks ended
	July 31,	August 1,
($ in millions)	2021	2020
Share repurchases	$41	$—
Dividends paid on common stock	42	42
Total returned to shareholders	$83	$42

During the twenty-six weeks ended July 31, 2021, we repurchased 745,544 shares of common stock for $41 million under our share repurchase program, whereas in the prior year we did not repurchase shares. We also declared and paid $42 million in dividends representing quarterly rates of $0.20 per share during the twenty-six weeks ended July 31, 2021. On August 16, 2021, our Board of Directors declared a quarterly dividend of $0.30 per share to be paid on October 29, 2021 representing an increase of $0.10 per share or 50 percent. In the prior-year period, we paid $42 million of dividends in the first quarter of 2020 and suspended the second quarter dividend as a result of the COVID-19 pandemic.

Second Quarter 2021 Form 10-Q Page 28

We paid $11 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the twenty-six weeks ended July 31, 2021. Partially offsetting this amount were proceeds received in connection with employee stock programs of $17 million.

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

We are currently migrating our e-commerce order management system. All North American e-commerce apps and certain European countries were live on the new system as of July 31, 2021. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal control over financial reporting.

During the quarter ended July 31, 2021, there were no changes in the Company’s internal control over financial reporting, other than the implementation of the new e-commerce order management system (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Second Quarter 2021 Form 10-Q Page 29

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 25, 2021 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended July 31, 2021:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 2 to May 29, 2021	25,000	$63.44	25,000	$795,460,301
May 30 to June 3, 2021	100,000	62.65	100,000	789,195,238
June 4 to July 31, 2021	3,460	57.73	—	789,195,238
	128,460	$62.67	125,000
(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	The current $1.2 billion share repurchase program extends through January 2022.

Second Quarter 2021 Form 10-Q Page 30

Item 6. Exhibits

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated August 1, 2021, among Foot Locker Retail, Inc., the Sellers, Eurostar, Inc., and the Seller Representatives (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Foot Locker, Inc. on August 2, 2021).

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

Second Quarter 2021 Form 10-Q Page 31

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2021	FOOT LOCKER, INC.

/s/ Andrew E. Page
ANDREW E. PAGE
Executive Vice President and Chief Financial Officer

Second Quarter 2021 Form 10-Q Page 32