Form 10-K
period 2022-01-29
FOOT LOCKER, INC.
filed 2022-03-24
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 21, 2022:	96,089,997

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 30, 2021 was approximately:

$2,827,712,024*

*    For purposes of this calculation only (a) all non-employee directors plus seven executive officers and owners of 5% or more of the registrant are deemed to be affiliates of the registrant, and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2022: Parts III and IV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “continues,” “feels,” “forecasts,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” Statements may be forward looking even in the absence of these particular words.

Examples of forward-looking statements include, but are not limited to, statements regarding our financial position, business strategy, and other plans and objectives for our future operations, and generation of free cash flow. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. The forward-looking statements contained in this Annual Report are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the risks and uncertainties involved, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to a change in the relationship with any of our key suppliers, including the unavailability of premium products at competitive prices, a change in negotiated volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders and return excess or unneeded merchandise; our ability to fund our planned capital investments; volatility in the financial markets or other global economic factors; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from recent or future acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; liquidity; cash flow from operations; use of cash and cash requirements; borrowing capacity and use of proceeds; repatriation of cash to the United States; supply chain issues, including delays in merchandise receipts and increasing cost pressure caused by higher oceanic shipping and freight costs; labor shortages; expectations regarding increased wages; inflation; consumer spending levels; the effect of governmental assistance programs; social unrest; the direct and indirect effects of all variants of the coronavirus pandemic (COVID-19) on our business, including any adverse effects of COVID-19 vaccine mandates or other safety protocols; expectations regarding increasing global taxes; the effect of government regulation, including changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; increased competition; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” in this Annual Report.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this filing. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance. The Company does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report for discussion of certain risks relating to our businesses and investment in our securities. We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989, is a leading global retailer. Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, atmos, WSS, Footaction, and Sidestep. As of January 29, 2022, we operated 2,858 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 28 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia, as well as websites and mobile apps. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners including footlocker.com, kidsfootlocker.com, champssports.com, atmosusa.com, shopwss.com and related e-commerce sites in the various international countries that we operate. These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com and eastbayteamsales.com.

Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Foot Locker, Inc. has its corporate headquarters in New York. The service marks, tradenames, and trademarks appearing in this report (except for Nike, Jordan, adidas, and Puma) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	January 30,			January 29,	Relocations/	(in thousands)
	2021	Opened	Closed	2022	Remodels	Selling	Gross
Foot Locker U.S.	848	24	70	802	63	2,402	4,155
Foot Locker Europe	624	29	27	626	32	1,074	2,249
Foot Locker Canada	101	1	7	95	8	253	416
Foot Locker Pacific	93	3	2	94	13	188	294
Foot Locker Asia	20	10	—	30	—	114	199
Kids Foot Locker	422	18	30	410	37	748	1,274
Lady Foot Locker	35	—	21	14	—	15	38
Champs Sports	539	12	26	525	23	1,905	2,985
Footaction	240	—	199	41	—	113	190
Sidestep	76	16	6	86	5	104	196
WSS	—	100	2	98	—	958	1,217
atmos	—	38	1	37	1	36	63
Total	2,998	251	391	2,858	182	7,910	13,276

As of January 29, 2022, we operate 62 Community and Power Stores across the geographies that we operate in. Community Stores are off-mall stores that focus on creating authentic trust with local consumers and provide elevated shopping experiences with community spaces. Power Stores are stores that provide a seamless and convenient shopping journey for the full family. Both Community and Power Stores provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. The following is a brief description of each of our banners:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all our consumer touchpoints, Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position, from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events, highly targeted and personalized experiences in local markets, and through our social and digital channels. Foot Locker’s 1,647 stores are located in 28 countries including 802 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 95 in Canada, 626 in Europe, a combined 94 in Australia and New Zealand, and 30 in Asia. Our domestic stores have an average of 3,000 selling square feet and our international stores have an average of 1,900 selling square feet.

2021 Form 10-K Page 1

Kids Foot Locker — Kids Foot Locker offers a large selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment with only the best assortment in stores and online. We drive a sense of community in local markets through our newly-launched "House of Play" Community Store concept, which connects with kids, parents, and caregivers through the power of play –– offering experiences and products that celebrate the wonder and fun of childhood. Of our 410 stores, 373 are located in the United States, and Puerto Rico, 20 in Europe, 15 in Canada, 1 in Australia, and 1 in New Zealand. These stores have an average of 1,800 selling square feet.

Lady Foot Locker — Lady Foot Locker is a U.S. retailer of athletic footwear, apparel, and accessories dedicated to sneaker-obsessed young women. Our stores provide premium sneakers and apparel, carefully selected to reflect the latest styles. Lady Foot Locker operates 14 stores that are located in the United States and Puerto Rico. These stores have an average of 1,100 selling square feet.

Champs Sports — Champs Sports is one of the largest primarily mall-based specialty athletic footwear and apparel retailers in North America. With a focus on the lifestyle expression of sport, Champs Sports’ product categories include athletic footwear and apparel, and sport-lifestyle inspired accessories. This assortment allows Champs Sports to offer the best head-to-toe fashion stories representing the most powerful athletic brands, sports teams, and athletes in North America. Of our 525 stores, 492 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 33 in Canada. The Champs Sports stores have an average of 3,600 selling square feet.

Footaction — During the second quarter of 2021, we announced that in order to position our fleet for the future, we planned to convert approximately one third of the approximately 200 Footaction stores into new Foot Locker stores, enabling us to elevate our women’s, kids’ and apparel presence, as well as new Champs Sports and Kids Foot Locker stores. Of our 41 remaining stores, 40 are located in the United States and Puerto Rico and 1 is in Canada. We plan to close the remaining stores, either through natural lease expiration or early termination by the end of 2022. The e-commerce site will be closed down during the early part of 2022 with the traffic re-directed to our other e-commerce sites.

Sidestep — Sidestep is a predominantly athletic fashion footwear banner. Our 86 stores are located in Germany, Netherlands, Spain, Belgium, Luxembourg, and Switzerland. Sidestep caters to a more discerning, fashion-forward consumer. Sidestep stores have an average of 1,200 selling square feet.

Eastbay — Eastbay is a sporting goods direct-to-customer business operating in the United States, providing high school and other athletes with a complete sports solution including athletic footwear, apparel, equipment, and team licensed merchandise for a broad range of sports. With over 100 sales professionals, Eastbay Team Sales connects directly with thousands of high school coaches and athletic directors in the United States to offer the best performance product and a premium service level.

WSS — Acquired in 2021, WSS is an athletic-inspired retailer focused on the large and rapidly growing Hispanic consumer demographic, operating a fleet of 98 off-mall stores in key markets across California, Texas, Arizona, and Nevada. WSS’s community-driven business benefits from deep relationships with customers. WSS stores have an average of 9,800 selling square feet.

atmos — Acquired in 2021, atmos is a digitally-led, culturally-connected global brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. atmos operates 34 stores in Japan and 3 stores in the United States, with an average of 1,000 selling square feet. The brand is also licensed to various entities across Asia.

Franchise/Licensed Operations

We have a total of 142 franchised/licensed Foot Locker stores located within the Middle East and Asia as of January 29, 2022. These amounts are not included in the store counts in the table on the prior page.

Competition

The athletic footwear and apparel industry is highly competitive. We compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, some of which are our suppliers.

2021 Form 10-K Page 2

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the “Liquidity” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the “Business Risk” section in the Financial Instruments and Risk Management note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Human Capital

We had 16,555 full-time and 33,378 part-time employees as of January 29, 2022, and we consider employee relations to be satisfactory.

Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community. We believe the strength of our workforce is a significant contributor to our success as a global brand that leads with purpose. We seek to be a great place to work by cultivating and celebrating a culture that promotes diversity, inclusion, and belonging (DIBs). Our “Live Well. Work Well.” framework enables us to provide support and resources for a variety of needs to help our team members reach their fullest potential.

Our People Strategy includes actions surrounding “Uniting our Communities of Talent” around the world to achieve focus and drive results as a more agile and dynamic organization. By following our DIBs strategy as part of our people processes, we are able to attract, select, hire, grow, develop, promote, and retain valued team members with diverse backgrounds, perspectives, and experiences. We are relentless in creating a work environment that celebrates the differences that make us even stronger. We provide career growth and professional development through formal learning and on-the-job experiences to advance our team members’ capabilities, confidence, and contributions.

We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to eligible employees in each of our locations around the globe. Our compensation program is designed to attract, retain, and reward talented individuals who possess the skills necessary to lead and support our business objectives, achieve our strategic goals, and create long-term value for our shareholders. To support our team members, we provide competitive compensation and benefits, including:

●	Health and wellness benefits (medical, dental, vision, and behavioral health coverage)
●	Financial benefits (401(k) Plan with Company matching contribution, life and disability coverage, Employee Stock Purchase Plan at a 15% discount, and commuter benefits)
●	Work-life balance and lifestyle benefits (such as paid time off for full-time team members and Employee Discount Program for all team members)
●	In the United States and EMEA, we provide tuition reimbursement
●	Outside the United States, we may offer supplemental Health and Wellness benefits, as well as retirement benefits for eligible employees, based on local competitive practices.

Through our listening session communication strategy, we are committed to listening to and learning from our team members. For many years, we have tracked engagement and leadership effectiveness through our engagement surveys. We have improved our overall engagement, with 79% overall favorable rating and 96% response rate in 2021. We use insights from these surveys to assess our culture, evaluate our leaders, adjust our plans, and evolve our culture.

We strive to provide a safe and healthy workplace for all team members and drive a culture of safe practices and continuous improvement. In response to the COVID-19 pandemic, we implemented enhanced cleaning standards, adapted to the evolving public health guidance in our workplaces, and provided training and education to our team members. We continually monitor and adapt our safety practices as the COVID-19 pandemic continues and evolves.

We are committed to engaging in environmental, social, and governance (ESG) initiatives that support our communities and help us develop trusted relationships with our stakeholders. Our ESG disclosure is available at investors.footlocker-inc.com/impactreport.

2021 Form 10-K Page 3

Available Information

We maintain a corporate website at www.footlocker.com/corp. Our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Corporate Governance section of our corporate website contains our Corporate Governance Guidelines, Committee Charters, and the Code of Business Conduct for directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to our Corporate Secretary at 330 West 34th Street, New York, NY 10001.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Our inability to implement our long-range strategic plan may adversely affect our future results.

Our ability to successfully implement and execute our long-range strategic plan is dependent on many factors. Our strategies may require significant capital investment and management attention. Additionally, any new initiative is subject to certain risks including customer acceptance of our products and renovated store designs, competition, product differentiation, the ability to attract and retain qualified personnel, and our ability to successfully integrate our acquisitions and implement technological initiatives. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet shareholder expectations, particularly with respect to sales, supplier diversification, cost-cutting programs, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

The retail athletic footwear and apparel business is highly competitive.

Our athletic footwear and apparel operations compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, as well as our merchandise vendor suppliers direct-to-customers channels. Although we sell an increasing proportion of our merchandise online, a significantly faster shift in customer buying patterns to purchasing athletic footwear, athletic apparel, and sporting goods online could have a material adverse effect on our business results. In addition, all of our significant suppliers operate retail stores and distribute products directly through the internet and others may follow. Should this continue to occur or accelerate, and if our customers decide to purchase directly from our suppliers, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We purchased 87% of our merchandise in 2021 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 68% of all merchandise purchased in 2021 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our banners are highly dependent on Nike. Individually, they purchased between 50% and 75% of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their own criteria. Beginning with the fourth quarter of 2022, we do not expect any one supplier to represent more than 55% of merchandise purchases. We cannot be certain that our suppliers will allocate sufficient amounts to us in the future or whether our suppliers will choose to further sell such merchandise through their own direct-to-customers channel.

2021 Form 10-K Page 4

Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by our suppliers, or any disruption in the supply chain, could have a material adverse effect on our business, financial condition, and results of operations. Because of the high proportion of purchases from Nike, any adverse development in Nike’s reputation, financial condition or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations. We cannot be certain that we will be able to acquire merchandise at competitive prices or on competitive terms in the future. These risks could have a material adverse effect on our business, financial condition, and results of operations.

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

The COVID-19 pandemic significantly affected our business as the uncertainty, volatility, and disruption of a new public health crisis emerged in 2020. We experienced disruption to our normal business operations from a number of factors, including stay at home orders, fully closing our stores, rapidly adopting new health and safety measures, and uncertainty around regulatory, economic, and market conditions.

We continue to monitor COVID-19, as well as new strains of the virus, and other closures, capacity limitations, social distancing requirements, and reduced operating hours which may be required to help ensure the health and safety of our team members and our customers. Businesses and consumers have been adjusting their plans to comply with renewed and evolving mask and vaccine mandates, symptom and temperature check requirements, travel restrictions, and delayed office reopenings. We are also continuing to communicate with our suppliers regarding the flow of product. To the extent one or more of our suppliers is negatively affected by COVID-19, including due to the closure of their distribution centers or manufacturing facilities, we may be unable to maintain adequate inventory in our stores or distribution centers. COVID-19 has also caused disruption in transportation, such as shipping port congestion, which has adversely affected our ability to receive merchandise on a timely basis.

The full extent of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors beyond our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures such as masks and vaccine mandates; and the continuing global disruption in supply chains in our industries and the effect of the pandemic on the global economy, inflation, and demand for consumer products. Even after the pandemic has subsided, we may continue to experience material and adverse effects to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic effect, including any recession that has occurred or may occur in the future in our industries or continuing inflationary concerns.

2021 Form 10-K Page 5

We are affected by mall traffic and our ability to secure suitable store locations, both in malls and off-malls.

Many of our stores, especially in North America where only 21% of our locations are off-mall, are located primarily in enclosed regional and neighborhood malls. Our sales are affected, in part, by the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing or continued decline of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. Further, any terrorist act, natural disaster, public health issue, such as COVID-19, flu or other pandemics, or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in such locations, could have a material adverse effect on our business.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations, such as in regional and neighborhood malls, as well as high-traffic urban retail areas and high streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions, public health issues, the closure of certain mall anchor tenants, and changes in customer shopping preferences, such as online shopping. Further, some malls have closed, and others may close in the future. While we seek to obtain suitable locations off-mall, there is no guarantee that we will be able to secure such locations.

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

We have recently made, and may continue to make, acquisitions in the future based on available opportunities in the market. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability, and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including difficulties integrating operations, personnel, and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses; and potential loss of key management or customers of the acquired business.

During the third quarter of 2021, we acquired Eurostar, Inc., a Delaware corporation, operating as WSS, a U.S.-based athletic footwear and apparel retailer. During the fourth quarter of 2021, we acquired certain entities collectively operated as atmos, primarily based in Japan. The acquisitions of WSS and atmos involve a number of risks, which could significantly and adversely affect our business, financial condition, and results of operations, including failure of the acquired businesses to achieve the results that we expect; diversion of management’s attention from existing operational matters; difficulties integrating the operations and personnel; and failure to retain key personnel.

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

2021 Form 10-K Page 6

The effects of natural disasters, terrorism, acts of war, acts of violence, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Any act of violence, including active shooter situations and terrorist activities, that are targeted at or threatened against shopping malls, our stores, offices or distribution centers, could result in restricted access to our stores and/or store closures in the short-term and, in the long-term, may cause our customers and employees to avoid visiting our stores. Recently, Russian troops invaded Ukraine. The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO, and other countries have created global security concerns and economic uncertainty that could have a lasting effect on regional and global economies.

Public health issues, such as COVID-19, flu, or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or result in significantly lower traffic to or closure of our stores, or customer demand.

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

Information technology is a critical part of our business operations. We depend on information systems to process transactions, make operational decisions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center or data leakage of confidential information, either internally or through our third-party providers. In addition, cybersecurity researchers anticipate an increase in cyberattack activity in connection with the Russian invasion of Ukraine.

We may experience operational problems with our information systems as a result of system failures, system implementation issues, viruses, malicious hackers, sabotage, or other causes. We invest in security technology to protect the data stored by us, including our data and business processes, against the risk of data security breaches and cyber-attacks. Our data security management program includes enforcement of standard data protection policies such as Payment Card Industry compliance and other regulatory requirements. Additionally, we evaluate our major technology suppliers and any outsourced services through accepted security assessment measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

2021 Form 10-K Page 7

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

Any security breaches and cyber incidents could adversely affect our business. Failure of our systems, either internally or at our third-party providers, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. A cyberattack on a communications network or power grid could cause operational disruption resulting in loss of revenues. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, increase operating costs associated with remediation, and harm our business. While we carry insurance that would mitigate the losses, insurance may be insufficient to compensate us fully for potentially significant losses.

Risks associated with digital operations.

Our digital operations are subject to numerous risks, including risks related to the failure of the computer systems that operate our websites, mobile sites, and apps and their related support systems, computer viruses, cybersecurity risks, telecommunications or power failures, denial of service attacks, bot attacks, and similar disruptions. Also, to sustain, keep current, or grow our digital commerce business we will need to make additional investments. Risks related to digital commerce include those associated with credit card fraud, the need to keep pace with rapid technological change, governmental regulation, and legal uncertainties with respect to internet regulatory compliance. If any of these risks materialize, it could have a material adverse effect on our business.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions.

The European Union (“E.U.”) adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue.

Data protection legislation and enforcement is also becoming increasingly common in the Asia Pacific region and in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA, among other things, requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA, among other things, also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed new consumer privacy laws in 2021 that take effect in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA, and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement, sanctions, and private litigation.

2021 Form 10-K Page 8

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

We operate multiple distribution centers worldwide to support our businesses. In addition to the distribution centers that we operate, we have third-party arrangements to support our operations in the United States, Canada, England, Australia, New Zealand, and Asia.

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

During 2021, we experienced unusually low availability of workers, which we believe was primarily attributable to COVID-19 pandemic related factors and in turn has created increased competition in labor markets. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations.

2021 Form 10-K Page 9

Risks Related to our Investments

If our long-lived tangible assets and operating lease right-of-use assets, or goodwill become impaired, we may need to record significant non-cash impairment charges.

We review our long-lived tangible assets, operating lease right-of-use assets, and goodwill when events indicate that the carrying value of such assets may be impaired. Goodwill is reviewed for impairment if impairment indicators arise and, at a minimum, annually. Goodwill is not amortized but is subject to an impairment test, which consists of either a qualitative assessment on a reporting unit level, or a quantitative impairment test, if necessary. The determination of impairment charges is significantly affected by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are identified from our long-range strategic plans, which are based upon our experience, knowledge, and expectations; however, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions, all of which are difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, operating lease right-of-use assets, and goodwill and could result in future impairment charges, which would adversely affect our results of operations.

We do not have the ability to exert control over our minority investments, and therefore, we are dependent on others in order to realize their potential benefits.

At January 29, 2022 we hold $781 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

A significant portion of our sales and operating income for 2021 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States. In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly, our earnings in other jurisdictions may be affected by the value of currencies when translated into U.S. dollars.

2021 Form 10-K Page 10

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

Our stock price may be volatile, and the value of our common stock has declined and may continue to decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including without limitation:

•	a change in the relationship with any of our key suppliers or the unavailability of key products at competitive prices;
•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts and securities analysts may issue unfavorable research about us;
•	changes in our projected operating and financial results;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	significant data breaches;
•	material litigation;
•	future sales of our common stock by us or our shareholders, or the perception that such sales may occur;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general macroeconomic, geopolitical, and market conditions beyond our control.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may also negatively affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related effects on consumer spending levels. Continued uncertainty about global economic conditions, including the COVID-19 pandemic, poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products. The invasion of Ukraine by Russia has created global security concerns and economic uncertainty.

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

2021 Form 10-K Page 11

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

A significant portion of the products that we purchase, including the portion purchased from U.S.-based suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain Chinese-made goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations, and financial condition.

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation, as well as some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Instability in the financial markets may adversely affect our business.

Uncertainty surrounding the potential effects of the COVID-19 pandemic helped create volatility in financial markets around the world. In addition, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of Brexit, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

LIBOR is in the process of being phased out and may be replaced by other benchmark rates; at this time, the future of LIBOR remains uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. The phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding. Our 2020 Credit Agreement provides for alternative methods of calculating the interest rate payable on indebtedness thereunder.

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

2021 Form 10-K Page 12

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

At January 29, 2022 our cash and cash equivalents totaled $804 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 29, 2022, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $631 million at January 29, 2022. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

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

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime and sick pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act, and the Protecting the Right to Organize Act, unemployment tax rates, workers’ compensation rates, European works council requirements, and union organization.

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

We face reputational, regulatory, human capital, and business development risks from a perceived or actual failure to effectively manage our material ESG risks and opportunities.

Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to ESG matters, which could adversely affect our business, results of operations, cash flows, and financial condition. Our global ESG program is focused on the following four pillars through which we believe we may significantly impact our stakeholders, or which may pose a material risk or opportunity for our business: (1) Leveraging the Power of Our People and Communities, (2) Strengthening the Sustainability of Our Supply Chain, (3) Managing and Reducing Our Environmental Impacts, and (4) Operating Ethically and Transparently.

2021 Form 10-K Page 13

These focus areas could prove to be the wrong focus areas, or not the most material focus areas, for our business.

In light of increasing regulatory, customer, team member, investor, and societal scrutiny of businesses’ management of material ESG issues, we may face a number of related risks, including making insufficient progress on or failing to identify all material ESG issues, resulting in potentially significant negative impacts on our stakeholders and related reputational harm; being perceived as having a superficial commitment to ESG without meaningfully addressing stakeholder impacts, risks, and opportunities, thereby potentially reducing important stakeholders’ willingness to be associated with, do business with, or be employed by us; an inability to control or avoid stakeholders politicizing our ESG positions, causing potential reputational harm among segments of our important stakeholders; or failing to comply with rapidly developing regulation on ESG in various jurisdictions, which may compromise our credibility, cause reputational harm, or lead to legal proceedings against us.

Increasing attention to ESG matters may also cause certain institutional investors to be discouraged from investing in us. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. In addition, the importance of ESG scoring evaluations is becoming more broadly accepted by shareholders. Certain organizations have developed scores and ratings to evaluate companies based upon certain ESG metrics. Many shareholders focus on positive ESG business practices and scores when making investments and may consider a company’s score as a reputational or other factor in making an investment decision.

In addition, certain investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our ESG procedures or standards do not meet the standards set by various constituencies. A low score could result in a negative perception of us, or exclusion of our common stock from consideration by certain investors. In addition, the cost of compliance to receive high ESG scores may be considerable.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively affect our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs, including health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in litigation, including commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, anti-corruption, and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement, mediation, arbitration, or adverse court or agency decision, may harm our business.

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

2021 Form 10-K Page 14

Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

We continue to document, test, and monitor our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. During 2021, we closed on the acquisitions of WSS and atmos and we excluded both of these businesses from the scope of management’s report on internal control over financial reporting and will include them in scope, if necessary, for the year ending January 28, 2023. This process may result in additions or changes to our internal control over financial reporting. However, we cannot be assured that our disclosure controls and procedures and our internal control over financial reporting will prove to be completely adequate in the future. Failure to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, market confidence in our reported financial information, and the price of our common stock.

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

Risks Related to our Indebtedness and our Credit Facility

Our recent debt offering may cause an adverse effect on our business.

During the third quarter of 2021, we completed the sale of $400 million of 4% Senior Notes due 2029. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our debt obligations could adversely affect our business, financial condition, results of operations, capital expenditures, and other corporate requirements, requiring us to direct a substantial portion of our future cash flow toward payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, and other corporate requirements, limiting our ability to respond to business opportunities and subjecting us to financial and other restrictive covenants, the failure of which to satisfy could result in a default of our indebtedness.

We may be unable to draw on our credit facility in the future.

Borrowings and letters of credit under our credit facility are not permitted to exceed a borrowing base, which is tied to our level of inventory. Therefore, reductions in the value of our inventory would result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. Also, if we do not comply with our financial covenants and we do not obtain a waiver or amendment from our lenders, the lenders may elect to cause any amounts then owed to become immediately due and payable or may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2021 were approximately 13.28 and 7.91 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

We currently operate six distribution centers, of which two are owned and four are leased, occupying an aggregate of 3.2 million square feet. Four of these distribution centers are located in the United States, one in Canada, and one in the Netherlands. We also own a manufacturing facility and operate a leased warehouse in the United States, which support our Team Edition apparel business.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms similar to existing leases. Currently, WSS operates one leased distribution center and in 2022 we expect to open a second distribution center in Texas to support the planned sales growth for that business. Also, we expect to open for operations our new distribution center in Nevada in the back half of 2022.

2021 Form 10-K Page 15

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 24, 2022, including business experience for the last five years.

Chairman, President and Chief Executive Officer	Richard A. Johnson
Executive Vice President and Chief Operating Officer	Franklin R. Bracken
Executive Vice President, General Counsel and Secretary	Sheilagh M. Clarke
Executive Vice President and Chief Commercial Officer	Andrew I. Gray
Executive Vice President and Chief Strategy and Corporate Development Officer	W. Scott Martin
Executive Vice President and Chief Human Resources Officer	Elizabeth S. Norberg
Executive Vice President and Chief Financial Officer	Andrew E. Page
President, Global Brands	Samantha Lomow
President - EMEA and General Manager - Foot Locker Europe	Susie J. Kuhn
Senior Vice President, Chief Accounting Officer	Giovanna Cipriano
Senior Vice President, Global Supply Chain	Todd Greener
Senior Vice President, Chief Information Officer	Himanshu Parikh
Vice President, Treasurer	John A. Maurer

Richard A. Johnson, age 64, has served as Chairman of the Board since May 2016 and President and Chief Executive Officer since December 2014.

Franklin R. Bracken, age 49, has served as Executive Vice President and Chief Operating Officer since November 2021. He previously served as Executive Vice President and Chief Executive Officer — North America from July 2020 through November 2021, Senior Vice President and General Manager Foot Locker U.S., Lady Foot Locker, and Kids Foot Locker from October 2017 through July 2020, and Vice President General Manager of Foot Locker Canada from February 2016 through October 2017.

Sheilagh M. Clarke, age 62, has served as Executive Vice President, General Counsel and Secretary since March 2022 and previously served as Senior Vice President, General Counsel and Secretary from June 2014 through March 2022.

Andrew I. Gray, age 44, has served as Executive Vice President and Chief Commercial Officer since July 2020. Mr. Gray previously served as Vice President and Chief Merchandising Officer — North America from October 2017 through July 2020 and Vice President and General Manager of U.S. Foot Locker and Lady Foot Locker from April 2016 to October 2017.

W. Scott Martin, age 54, has served as Executive Vice President and Chief Strategy and Corporate Development Officer since March 2022. Mr. Martin previously served as President — Asia Pacific from November 2021 through March 2022, Executive Vice President and Chief Executive Officer — Asia Pacific and Chief Strategy Officer from July 2020 through November 2021, Senior Vice President, Chief Strategy and Development Officer from March 2019 to July 2020, Senior Vice President — Strategy and Store Development from October 2017 to March 2019 and as Senior Vice President — Real Estate from June 2016 to September 2017.

Elizabeth S. Norberg, age 55, has served as Executive Vice President and Chief Human Resources Officer since November 2021. From September 2018 through November 2021, she served as Senior Vice President and Chief Human Resources Officer. Ms. Norberg previously served as Executive Vice President, Chief Human Resources Officer at Loews Hotels & Co. (a subsidiary of Loews Corporation) from August 2017 to September 2018.

Andrew E. Page, age 52, has served as Executive Vice President and Chief Financial Officer since April 2021. Mr. Page has served as Senior Vice President, Chief Accounting Officer and Controller at Advance Auto Parts, Inc. from May 2019 through April 2021 and Senior Vice President and Chief Accounting Officer at Under Armour, Inc. Mr. Page worked for Under Armour, Inc. from 2011 to 2019, where he initially served as the company’s Assistant Controller.

2021 Form 10-K Page 16

Samantha Lomow, age 48, has served as President, Global Brands since March 2022. Ms. Lomow previously served as a Special Advisor to Hasbro, Inc. from February 2021 through February 2022, President, Branded Entertainment, Hasbro & e-One from January 2020 through January 2021, President, Hasbro Entertainment Brands from September 2018 through January 2020, and Senior Vice President, Hasbro Brands from January 2016 through August 2018.

Susan J. Kuhn, age 46, has served as President — EMEA and General Manager — Foot Locker Europe since November 2021. Ms. Kuhn previously served as Senior Vice President, General Manager, Foot Locker Europe from February 2020 through November 2021, Executive Director, Strategy & Business Development, Urban Outfitters, Inc. from January 2019 through February 2020, and Vice President and General Manager, Digital and Direct Retail—Converse China, Nike, Inc. from October 2016 through August 2018.

Giovanna Cipriano, age 52, has served as Senior Vice President and Chief Accounting Officer since May 2009.

Todd Greener, age 51, has served as Senior Vice President — Global Supply Chain since October 2018. Mr. Greener previously served as Senior Vice President — Supply Chain at Advance Auto Parts from March 2015 to October 2018.

Himanshu Parikh, age 49, has served as Senior Vice President, Chief Information Officer since December 2020. From January 2015 to November 2020, Mr. Parikh served in various technology leadership roles at Michaels Corporation with his most recent role as Senior Vice President — Chief Technology Officer.

John A. Maurer, age 62, has served as Vice President, Treasurer since September 2006. In addition to Treasurer, he also served as Vice President of Investor Relations from February 2011 through March 2018.

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on the New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany.

As of January 29, 2022, we had 11,316 shareholders of record owning 97,020,796 common shares.

We declared a dividend of $0.20 per share in the first and second quarters of 2021, and a dividend of $0.30 per share in the third and fourth quarters of 2021. On February 24, 2022, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on April 29, 2022. This dividend represents a 33% increase from the previous quarterly per share amount of $0.30 per share. The Board of Directors regularly reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow.

The following table is a summary of our fourth quarter share repurchases:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
October 31 to November 27, 2021	400,356	$49.01	400,000	$640,410,413
November 28 to January 1, 2022	2,400,000	43.64	2,400,000	535,677,083
January 2 to January 29, 2022	1,250,000	42.89	1,250,000	482,063,933
	4,050,356	$43.94	4,050,000
(1)	These columns also reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards, which vested during the quarter and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 20, 2019, the Board of Directors approved a 3-year, $1.2 billion share repurchase program extending through January 2022. Through January 29, 2022, 16.5 million shares of common stock were purchased under this program for an aggregate cost of $718 million.

On February 24, 2022, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock replacing the prior authorization. The new share repurchase program does not have an expiration date.

2021 Form 10-K Page 17

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) of our common stock relative to the total returns of the S&P 400 Specialty Retailing Index and the Russell Midcap Index.

Indexed Share Price Performance

180
160
140
120
100
80
60
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
Foot Locker, Inc.
S&P 400 Specialty Retailing Index
Russell Midcap Index

	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
Foot Locker, Inc.	$100.00	$73.07	$85.50	$60.95	$72.14	$74.63
S&P 400 Specialty Retailing Index	$100.00	$97.46	$98.50	$99.84	$148.32	$159.70
Russell Midcap Index	$100.00	$117.03	$116.55	$135.63	$159.68	$177.21

The above information should not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2021 Form 10-K Page 18

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2021	2020	2019	2018	2017 (1)
Summary of Operations
Sales	$8,958	7,548	8,005	7,939	7,782
Gross margin	3,080	2,183	2,543	2,528	2,456
Selling, general and administrative expenses	1,851	1,587	1,650	1,614	1,501
Depreciation and amortization	197	176	179	178	173
Impairment and other charges	172	117	65	37	211
Interest (expense) income, net	(14)	(7)	11	9	2
Other income, net	394	198	12	5	5
Net income attributable to Foot Locker, Inc.	893	323	491	541	284
Per Common Share Data
Basic earnings	$8.72	3.10	4.52	4.68	2.23
Diluted earnings	$8.61	3.08	4.50	4.66	2.22
Common stock dividends declared per share	$1.00	0.70	1.52	1.38	1.24
Weighted-average Common Shares Outstanding
Basic earnings	102.5	104.3	108.7	115.6	127.2
Diluted earnings	103.8	105.1	109.1	116.1	127.9
Financial Condition
Cash and cash equivalents	$804	1,680	907	891	849
Merchandise inventories	1,266	923	1,208	1,269	1,278
Property and equipment, net	917	788	824	836	866
Total assets	8,135	7,043	6,589	3,820	3,961
Long-term debt and obligations under capital leases	457	110	122	124	125
Total shareholders’ equity	3,243	2,776	2,473	2,506	2,519
Financial Ratios
Sales per average gross square foot (2)	$540	417	510	504	495
SG&A as a percentage of sales	20.7%	21.0	20.6	20.3	19.3
Net income margin	10.0%	4.3	6.1	6.8	3.6
Adjusted net income margin (3)	9.0%	3.9	6.7	6.9	6.6
Earnings before interest and taxes (EBIT) (3)	$1,254	501	661	704	576
EBIT margin (3)	14.0%	6.6	8.3	8.9	7.4
Adjusted EBIT (3)	$1,120	428	722	741	762
Adjusted EBIT margin (3)	12.5%	5.7	9.0	9.3	9.9
Return on assets (ROA)	11.8%	4.7	9.4	13.9	7.3
Return on invested capital (ROIC) (3)	17.4%	8.6	12.5	12.0	11.0
Net debt capitalization percent (3), (4)	44.4%	35.2	49.4	51.7	54.4
Current ratio	1.4	1.7	2.0	3.3	4.1
Other Data
Capital expenditures	$209	159	187	187	274
Number of stores at year end	2,858	2,998	3,129	3,221	3,310
Total selling square footage at year end (in millions)	7.91	7.50	7.57	7.63	7.71
Total gross square footage at year end (in millions)	13.28	12.98	13.15	13.24	13.30
(1)	2017 represented the 53 weeks ended February 3, 2018.
(2)	Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year. The 2017 amount has been calculated excluding the sales of the 53rd week.
(3)	These represent non-GAAP measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.
(4)	Represents total debt and obligations under leases, net of cash, and cash equivalents. For 2017 to 2018, this calculation includes the present value of operating leases prior to the adoption of the new lease accounting standard and therefore was considered a non-GAAP measure.

2021 Form 10-K Page 19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2021 and 2020 detail and year-over-year comparisons between these years. For a comparison of our results for 2020 to our results of 2019 and other financial information related to 2019, refer to our Annual Report on Form 10-K for the year ended January 30, 2021 filed with the SEC on March 25, 2021.

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, atmos, WSS, Footaction, and Sidestep. As of January 29, 2022, we operated 2,858 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 28 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia, as well as websites and mobile apps. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

Foot Locker, Inc. uses its omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners including footlocker.com, kidsfootlocker.com, champssports.com, atmosusa.com, shopwss.com and related e-commerce sites in the various international countries that we operate. These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the websites for eastbay.com and eastbayteamsales.com.

Segment Reporting

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, WSS, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as the related e-commerce businesses. The Asia Pacific operating segment also includes the operations of our newly acquired atmos business operating primarily in Japan. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

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

Period	2021	2020
First Quarter	76%	48%
Second Quarter	90%	70%
Third Quarter	94%	93%
Fourth Quarter	97%	87%
Full Year	89%	75%

We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, reduced operating hours, capacity limitations, and social distancing may be required to help ensure the health and safety of our team members and our customers. COVID-19 has and may continue to have an effect on ports and trade, as well as global travel.

2021 Form 10-K Page 20

Given the dynamic nature of these circumstances, the duration of business disruption, and reduced customer traffic, the related financial affect cannot be reasonably estimated at this time but may materially affect our business for the foreseeable future.

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

Reconciliation

($ in millions)	2021	2020	2019
Pre-tax income:
Income before income taxes	$1,240	$494	$672
Pre-tax adjustments excluded from GAAP:
Impairment and other charges (1)	172	117	65
Other income, net (2)	(306)	(190)	(4)
Adjusted income before income taxes (non-GAAP)	$1,106	$421	$733

Calculation of Earnings Before Interest and Taxes (EBIT):
Income before income taxes	$1,240	$494	$672
Interest (expense) income, net	(14)	(7)	11
EBIT	$1,254	$501	$661

Adjusted income before income taxes	$1,106	$421	$733
Interest (expense) income, net	(14)	(7)	11
Adjusted EBIT (non-GAAP)	$1,120	$428	$722

EBIT margin %	14.0%	6.6%	8.3%
Adjusted EBIT margin %	12.5%	5.7%	9.0%

2021 Form 10-K Page 21

($ in millions)	2021	2020	2019
After-tax income:
Net income attributable to Foot Locker, Inc.	$893	$323	$491
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $42, $24, and $16, respectively (1)	130	93	49
Other income, net of income tax expense of $80, $50, and $-, respectively (2)	(226)	(140)	(4)
Tax charge related to revaluation of certain intellectual property rights (3)	11	25	—
Tax benefits related to tax law rate changes (4)	(1)	(5)	(2)
U.S. tax reform (5)	—	—	2
Income tax valuation allowances (6)	—	—	2
Adjusted net income (non-GAAP)	$807	$296	$538

Earnings per share:
Diluted EPS	$8.61	$3.08	$4.50
Diluted EPS amounts excluded from GAAP:
Impairment and other charges (1)	1.24	0.87	0.44
Other income, net (2)	(2.18)	(1.33)	(0.04)
Tax charge related to revaluation of certain intellectual property rights (3)	0.11	0.24	—
Tax benefits related to tax law rate changes (4)	(0.01)	(0.05)	(0.02)
U.S. tax reform (5)	—	—	0.02
Income tax valuation allowances (6)	—	—	0.03
Adjusted diluted EPS (non-GAAP)	$7.77	$2.81	$4.93

Net income margin %	10.0%	4.3%	6.1%
Adjusted net income margin %	9.0%	3.9%	6.7%

Notes on Non-GAAP Adjustments:

(1)	For 2021, 2020, and 2019, we recorded impairment and other charges of $172 million ($130 million after tax), $117 million ($93 million after tax), and $65 million ($49 million after tax), respectively. See the Impairment and Other Charges section for further information.
(2)	During 2021 and 2020, we recorded non-cash gains of $290 million ($214 million after tax) and $190 million, ($140 million after-tax), respectively, related to our minority investment in GOAT. Our investment in GOAT is measured using the fair value measurement alternative and received additional funding at higher valuations than our initial investment. Also, in 2021, we made a minority investment in a public entity, Retailors Ltd. This investment was at a discount of $9 million ($7 million after tax) to the initial public offering price. Due to the infrequent and nonrecurring nature of the gains related to GOAT and discount on the initial public offering of our Retailors Ltd investment, the income was removed to arrive at non-GAAP earnings. This caption also included $7 million ($5 million after tax) related to the finalization of the insurance claim associated with the prior year social unrest. In 2019, Other income, net represented a gain recorded in connection with acquisition of a Canadian distribution center lease and related assets. The tax expense related to this transaction was largely offset by the release of a valuation allowance. See the Other Income, net section for further information.
(3)	We recorded tax charges related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement of $11 million and $25 million for 2021 and 2020, respectively.
(4)	We recognized tax benefits of $1 million, $5 million, and $2 million during the fourth quarters of 2021, 2020, and 2019, respectively, in connection with tax law changes in the Netherlands.
(5)	On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. In 2017, we recognized a $99 million provisional charge for the mandatory deemed repatriation of foreign sourced net earnings and a corresponding change in our permanent reinvestment assertion under ASC 740-30. During 2018, we reduced the provisional amounts by $28 million. This adjustment represented a $21 million reduction in the deemed repatriation tax and a $7 million benefit related to IRS accounting method changes and timing difference adjustments. In 2019, we recorded a charge for $2 million, which reflected an adjustment to U.S. tax on foreign income. We exclude the discrete U.S. tax reform effect from our Adjusted diluted EPS as it does not reflect our ongoing tax obligations under U.S. tax reform.
(6)	Valuation allowances were established against deferred tax assets associated with certain foreign tax losses.

Return on Invested Capital

ROIC is presented below and represents a non-GAAP measure. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also presented below. ROA is calculated as net income attributable to Foot Locker, Inc. in the fiscal year divided by the two-year average of total assets. ROA increased to 11.8% as compared with 4.7% in the prior year. This increase reflected higher profit in 2021, partially offset by higher average total assets.

2021 Form 10-K Page 22

Our ROIC increased to 17.4% in 2021, as compared with 8.6% in the prior year. The overall increase in ROIC reflected an increase in adjusted return after taxes as the prior year was negatively affected by the COVID-19 pandemic.

	2021	2020	2019
ROA (1)	11.8%	4.7%	9.4%
ROIC %	17.4%	8.6%	12.5%
(1)	Represents net income attributable to Foot Locker, Inc. of $893 million, $323 million, and $491 million divided by average total assets of $7,589 million, $6,816 million, and $5,205 million for 2021, 2020, and 2019, respectively.

Calculation of ROIC:

($ in millions)	2021	2020	2019
Adjusted EBIT	$1,120	$428	$722
+ Interest component of straight-line rent expense (1)	144	158	173
Adjusted net operating profit	1,264	586	895
- Adjusted income tax expense (2)	(340)	(167)	(236)
+ Net loss attributable to noncontrolling interests	1	—	—
= Adjusted return after taxes	$925	$419	$659
Average total assets (3)	$7,589	$6,816	$3,755
- Average cash and cash equivalents	(1,242)	(1,294)	(899)
- Average non-interest bearing current liabilities	(1,060)	(819)	(720)
- Average merchandise inventories	(1,095)	(1,066)	(1,239)
+ Average right-of-use assets (4)	—	—	3,024
+ 13‑month average merchandise inventories	1,116	1,243	1,361
= Average invested capital	$5,308	$4,880	$5,282
ROIC %	17.4%	8.6%	12.5%

(1)	Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each operating lease recorded as a component of rent expense. Operating lease interest is added back to adjusted net operating profit in the ROIC calculation to account for differences in capital structure between us and our competitors.
(2)	The adjusted income tax expense represents the marginal tax rate applied to adjusted net operating profit for each of the periods presented.
(3)	For 2019, the amount represents the average total assets for 2019 and 2018, excluding the 2019 right-of-use assets of $2,899 million for comparability to prior periods before the adoption of the new lease accounting standard.
(4)	For 2019, the amount represents the average of the right-of-use assets as of February 1, 2020 and February 3, 2019 (the date of the adoption of the new lease standard) of $2,899 million and $3,148 million, respectively.

Overview of Consolidated Results

(in millions, except per share data)	2021	2020	2019
Sales	$8,958	$7,548	$8,005
Sales per average square foot	540	417	510
Gross margin	3,080	2,183	2,543
Selling, general and administrative expenses	1,851	1,587	1,650
Depreciation and amortization	197	176	179

Operating Results
Division profit	$1,161	$491	$788
Less: Other charges	172	117	65
Less: Corporate expense	129	71	74
Income from operations	860	303	649
Interest (expense) income, net	(14)	(7)	11
Other income, net	394	198	12
Income before income taxes	$1,240	$494	$672

Net income attributable to Foot Locker, Inc.	$893	$323	$491
Diluted earnings per share	$8.61	$3.08	$4.50

2021 Form 10-K Page 23

Highlights of our 2021 financial performance include:

●	We delivered the highest sales in Foot Locker’s history as an athletic retailer, despite COVID-19’s continued effect on overall economic conditions in the various geographic areas in which we have operations. In response to the COVID-19 pandemic, stores across all of our brands in North America, EMEA, and Asia Pacific were temporarily closed for various periods during the year. As a result, our stores were open for approximately 89% of operating days in 2021, as compared with 75% in 2020.
●	Apparel and accessory sales penetration increased to 20% as compared with 16% last year, our footwear sales represented 80% of sales, down from last year’s penetration as we had increased success with branded and private-label apparel offerings.
●	Our stores channel sales rebounded well from the extensive store closures in 2020 as customer traffic returned to shopping centers and malls.
●	Sales per square foot increased to $540, increasing from $510 per square foot in 2019.
●	Our direct-to-customers sales channel decreased to 21.5% of total sales in 2021 as shoppers began returning to our stores. Despite the decrease, this penetration exceeded the 16.1% in 2019. Our ongoing investments in our omnichannel ecosystem, including consumer experience and supply chain capabilities, have been instrumental in delivering a seamless customer experience.
●	As noted in the table below, sales and comparable sales both increased in 2021. Our stores generated significant increases, which more than offset the reduction in the direct-to-customers channel.

	2021	2020	2019
Sales increase/(decrease)	18.7%	(5.7)%	0.8%
Comparable-store sales increase/(decrease)	15.4%	(5.9)%	2.2%
●	Gross margin, as a percentage of sales, increased to 34.4% as a result of decreased promotions, in part due to increased demand and relatively short supply of certain merchandise.
●	SG&A expenses were 20.7% of sales, a decrease of 30 basis points as compared with the prior year. The decrease reflected higher sales in the current year, partially offset by the effect of prior-year COVID-19 payroll subsidies from local governments and higher incentive compensation.
●	Net income attributable to Foot Locker, Inc. was $893 million, or $8.61 diluted earnings per share, both of which were record highs in the Company’s history as an athletic retailer. The $570 million increase from the prior-year period reflected higher sales and gross margin which outpaced increases in expenses, as well as an increase in other income primarily from fair value adjustments to our minority investments. Adjusted net income was $807 million, or $7.77 diluted earnings per share, as compared with adjusted net income of $296 million, or $2.81 diluted earnings per share, in the prior year.

Highlights of our financial position for the year ended January 29, 2022 include:

●	Our financial performance allowed us to use capital to strengthen our business through the strategic acquisitions of WSS and atmos.
●	We ended the year in a strong financial position. At year end, we had $347 million of cash and cash equivalents, net of debt. Cash and cash equivalents at January 29, 2022 were $804 million. Our ending cash balance declined, in part, due to the $1,056 million paid for the WSS and atmos acquisitions.
●	Net cash provided by operating activities was $666 million as compared with $1,062 million last year.
●	During the year we amended our $600 million asset-based revolving credit facility to reduce the interest rate and commitment fees. No amounts were outstanding at January 29, 2022.
●	In 2021, we completed the sale of $400 million of 4% Senior Notes due 2029 for net proceeds of $395 million and repaid the remaining $98 million of our 8.5% debentures.
●	Cash capital expenditures during 2021 totaled $209 million and were primarily directed to the remodeling or relocation of 182 stores, the build-out of 57 new stores, and conversion of 63 Footaction stores to other banners, as well as other technology and infrastructure projects.
●	During 2021, we returned $449 million of cash to our shareholders. Dividends totaling $101 million were declared and paid during 2021, and 7,545,544 shares were repurchased under our share repurchase program at a cost of $348 million. In February 2022, our Board of Directors approved a dividend increase to $0.40 per share payable on April 29, 2022, and authorized a new share repurchase program of up to $1.2 billion. These initiatives demonstrate our commitment to delivering meaningful returns to our shareholders.

2021 Form 10-K Page 24

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of WSS and atmos have been excluded from the computation of comparable-store sales.

The information shown below represents certain sales metrics by sales channel:

($ in millions)	2021	2020	2019
Stores
Sales	$7,029	$5,447	$6,720
$ Change	$1,582	$(1,273)
% Change	29.0	(18.9)%
% of total sales	78.5%	72.2%	83.9%
Comparable sales increase/(decrease)	25.8%	(19.3)%	1.6%

Direct-to-customers
Sales	$1,929	$2,101	$1,285
$ Change	$(172)	$816
% Change	(8.2)%	63.5%
% of total sales	21.5%	27.8%	16.1%
Comparable sales (decrease)/increase	(10.6)%	62.8%	5.6%

In 2021, sales increased by 18.7% to $8,958 million from sales of $7,548 million in 2020. Excluding the effect of foreign currency fluctuations, sales increased by 17.8% as compared with 2020. Sales from our newly acquired WSS and atmos banners totaled $244 million for 2021 since their respective acquisition dates.

The comparisons to 2020 were significantly affected by the closures necessitated by the COVID-19 pandemic, as most of the stores were closed during the first quarter of 2020 when our stores were only open for 48% of the total available operating days. While our operating days improved overall, there remained geographic differences throughout 2021. Our stores in Canada and Europe were heavily affected in the first quarter and into the second quarter, while Asia Pacific experienced significant closures during the third quarter. During 2021, EMEA and Asia Pacific stores operated 76% of the available days, whereas North America operated 95% of the available days.

While sales increased significantly compared with 2020, we also exceeded 2019 sales. Excluding the effect of foreign exchange rate fluctuations, sales increased by 10.3%, as compared with 2019 and excluding the sales from acquired businesses, sales increased 7.3% as compared with 2019.

Comparable sales increased by 15.4% as compared with the prior year, by operating segment the increases were 13.7%, 21.7%, and 21.3% for North America, EMEA, and Asia Pacific, respectively. Our stores channel generated significant increases for both the quarter and year-to-date periods, which was a result of the temporary closure of our stores across all of our banners around the world during the first half of 2020, partially offset by a decline in our direct-to-customer channel as shopping navigated back to physical locations. While our digital penetration declined as compared with 2020, our penetration is higher than our historical levels. We continue to leverage our technology platforms to improve the digital experience for our customers. Our significant improvement also reflected increased consumer demand for exciting and new product offerings and the effect of government stimulus.

For the combined channels, sales excluding foreign currency fluctuations increased in all operating segments. North America increased by 15.8%, EMEA increased by 19.9%, and Asia Pacific increased by 51.9%, as compared with 2020. Our North American operating segment’s sales, while strong, were negatively affected by our decision to wind down our Footaction banner in 2021. Sales growth in North America was led by Foot Locker, Champs Sports, and Kids Foot Locker. WSS contributed sales of $195 million. Within EMEA, sales for the Foot Locker banner increased, partially offset by a decline due to the Runners Point shutdown. Sidestep’s sales increased slightly as pressure from the COVID-19 closures was less significant and aided by growth in e-commerce sales.

2021 Form 10-K Page 25

Asia Pacific generated a significant increase in 2021 from strong performance in both Australia and New Zealand, coupled with growth in Asia, based on expansion in that region including the acquisition of atmos during the fourth quarter. Our e-commerce growth in this region was significant, partially as a result of atmos’ business which has a high digital penetration.

From a product perspective for the combined channels, the sales increase in 2021 was across all families of business - footwear, apparel, and accessories. Footwear sales benefited from increases in sales across all wearer segments, led by kids and women’s shoes. Similarly, apparel sales increased across the board, with men’s and kids’ apparel sales driving the most significant gains. The continued athleisure and fitness trend, coupled with exciting product offerings, drove the significant increase in apparel sales as compared with last year.

Gross Margin

	2021	2020	2019
Gross margin rate	34.4%	28.9%	31.8%
Basis point increase/(decrease) in the gross margin rate	550	(290)
Components of the change:
Merchandise margin rate improvement/(decline)	450	(340)
Lower occupancy and buyers’ compensation expense rate	100	50

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

The gross margin rate increased in 2021 by 550 basis points as compared to the prior year, reflecting a higher merchandise margin rate since we were significantly less promotional than a year ago, due to increased demand and relatively short supply of certain merchandise.

The occupancy rates in 2021 and 2020 were affected by COVID-19 related rent abatements. Upon agreement with our landlord partners, we secured $16 million of rent savings due to rent abatements in 2021, as compared with $67 million in the prior year. We record rent abatements in occupancy expense when the negotiations are completed and the leases are modified. Excluding the rent savings, occupancy and buyers’ compensation expense rate would have been lower in the current year due to the strong sales.

Selling, General and Administrative Expenses (SG&A)

($ in millions)	2021	2020	2019
SG&A	$1,851	$1,587	$1,650
$ Change	$264	$(63)
% Change	16.6%	(3.8)%
SG&A as a percentage of sales	20.7%	21.0%	20.6%

SG&A increased by $264 million, or 16.6%, in 2021, as compared with the prior year. As a percentage of sales, the SG&A rate decreased by 30 basis points as compared with 2020. Excluding the effect of foreign currency fluctuations, SG&A increased by $247 million, or 15.6%, as compared with the prior year. WSS, which was acquired in mid-September 2021, and atmos, acquired at the beginning of the fourth quarter, contributed $54 million to SG&A.

SG&A, as a percentage of sales, was affected by the higher sales in the current year and the effect of prior-year COVID-19 related matters. SG&A in 2021 and 2020 included payroll subsidies from local governments of $16 million and $71 million, respectively. The higher prior year amounts related to the fact that we continued to pay our employees throughout most of the first quarter of 2020 despite the temporary store closures. In 2021, personal protective equipment expense decreased by $8 million, as compared with the prior year.

Incentive compensation expense increased by $14 million in 2021, as compared with the prior year, as we outperformed the targeted results in 2021.

Excluding the above-mentioned items and the effect of foreign currency fluctuations, SG&A increased primarily representing variable expenses associated with higher sales.

2021 Form 10-K Page 26

Depreciation and Amortization

($ in millions)	2021	2020	2019
Depreciation and amortization	$197	$176	$179
$ Change	$21	$(3)
% Change	11.9%	(1.7)%

Depreciation and amortization increased by $21 million and excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $20 million as compared with the prior year. The increase was related to the additions of WSS and atmos which contributed $11 million, as well as acceleration of depreciation and amortization associated with the Footaction closures.

Operating Results

Division profit was $1,161 million, or 13.0% of sales in 2021. This compares with $491 million, or 6.5% of sales, for the prior year. The significant increase in sales, due primarily to store closures in the prior year, resulted in expense leverage and coupled with gross margin improvement generated a meaningful increase in our results. The division profit results from our recent acquisitions were accretive but not significant to the overall results.

Impairment and Other Charges

During the second quarter of 2021, we conducted an impairment review of Footaction stores as a result of our decision to convert part of the stores to other existing banner concepts and close the remaining stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 locations, and accelerated tenancy charges for leases we expect to terminate prior to the end of the lease term. In connection with this, we recorded charges totaling $66 million. During the fourth quarter of 2021, we conducted an impairment review for approximately 100 underperforming stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $26 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 55 of these stores.

During 2021, we recorded non-cash charges of $42 million related to the write-down of certain minority investments representing full write downs on three of the Company’s minority investments due to the investee’s continued losses and updated estimate of value.

In connection with the acquisitions, we recorded acquisition and integration costs of $24 million, which primarily represented investment banking and integration consulting fees related to the WSS and atmos acquisitions.

In 2021, we recorded $15 million of lease termination costs related to the closure of certain stores. We also recorded $4 million of reorganization expense related to Footaction and certain support functions, as well as $2 million of intangible asset impairment on the Footaction tradename.

Losses related to social unrest represented inventory losses, damages to store property, repairs, and other costs incurred in connection with the riots that affected certain parts of the United States and Canada during the second quarter of 2020. In addition to the $10 million of insurance settlement income we recorded in 2020, in 2021, we reached a final insurance settlement for an additional $13 million, of which $7 million is classified in impairment and other charges, as it relates to the book value of property losses recorded in 2020.

See Note 4, Impairment and Other Charges for additional information.

Corporate Expense

($ in millions)	2021	2020	2019
Corporate expense	$129	$71	$74
$ Change	$58	$(3)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $34 million, $24 million, and $19 million in 2021, 2020, and 2019, respectively.

2021 Form 10-K Page 27

The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study; accordingly, the allocation increased by $19 million in 2021, thus reducing corporate expense. Excluding the corporate allocation change, corporate expense increased by $77 million as compared with 2020. The increase was primarily due to higher information technology and support expenses coupled with higher incentive compensation expense.

Interest (Expense) Income, net

($ in millions)	2021	2020	2019
Interest expense	$(17)	$(13)	$(10)
Interest income	3	6	21
Interest (expense) income, net	$(14)	$(7)	$11
Weighted-average interest rate (excluding fees)	4.8%	6.6%	6.9%

We recorded net interest expense of $14 million in 2021 as compared with $7 million in 2020. Interest income decreased as a result of lower average interest rates and a reduction in our cash and cash equivalents. Additionally, interest expense increased due to the issuance of the 4% Senior Notes due 2029 coupled with the interest associated with the WSS finance lease obligations.

Other Income, net

($ in millions)	2021	2020	2019
Other income, net	$394	$198	$12

One of our minority investments, GOAT, which is measured using the fair value alternative, received funding at higher valuations in both 2021 and 2020 resulting in non-cash gains of $290 million and $190 million, respectively. As of January 29, 2022, the fair value of our investment in GOAT totaled $613 million.

During 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment was at a discount of $9 million to the initial public offering price, resulting in a non-cash gain of $9 million. Changes in fair value represented on our Retailors, Ltd. investment also generated non-cash gains of $68 million during the year.

Other income, net also included $10 million in royalty income, $7 million of net benefit income related to our pension and postretirement programs, $7 million of insurance recoveries in excess of the losses sustained in the prior year related to the social unrest, and $3 million of income related to our equity method investments.

Income Taxes

($ in millions)	2021	2020	2019
Provision for income taxes	$348	$171	$181
Effective tax rate	28.1%	34.5%	27.0%

Our effective tax rate for 2021 was 28.1%, as compared with 34.5% in 2020. The decrease was primarily due to significantly higher pretax income earned in the United States reducing the effect of nondeductible expenses on the effective tax rate. We recorded a $11 million tax charge in 2021 related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. During 2020, a $25 million tax charge was recognized in connection with the revaluation. Additionally, during the fourth quarters of 2021 and 2020, we recorded tax benefits of $1 million and $5 million, respectively, in connection with tax law changes in the Netherlands.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. The changes in the tax reserves were not significant in 2021 and 2020.

2021 Form 10-K Page 28

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; quarterly dividend payments; and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies.

We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements.

We may also repurchase our common stock through open market purchases, privately negotiated transactions, or otherwise. Such repurchases if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 24, 2022, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock replacing the prior authorization. The new share repurchase program does not have an expiration date.

On February 24, 2022, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on April 29, 2022. This dividend represents a 33% increase from the previous quarterly per share amount of $0.30 per share and represents a return to the rate in effect prior to the COVID-19 pandemic.

On October 5, 2021, Foot Locker, Inc. completed the sale of $400 million 4% Senior Notes due 2029. We received net proceeds from the offering of $395 million, after deducting the initial purchasers’ discount. The proceeds will be used for general corporate purposes.

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

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased 87% and 91% of our merchandise from our top five suppliers in 2021 and 2020, respectively. Approximately 68% and 75% was purchased from one supplier, Nike, Inc., in 2021 and 2020, respectively. Beginning with the fourth quarter of 2022, we do not expect any one supplier to represent more than 55% of merchandise purchases.

Planned capital expenditures in 2022 are $275 million. Included in the planned amount is $190 million dedicated to real estate projects designed to elevate our customers’ in-store experience. The real estate total includes the remodeling or expansion of approximately 100 existing stores, as well as the planned opening of approximately 110 new stores, primarily representing the continued expansion of our off-mall community-based and “power” store formats, which provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. The real estate total includes continued expansion in Asia and funding for 30 WSS stores. Finally, the capital plan for 2022 also includes $85 million primarily for digital and supply chain initiatives. We have the ability to revise and reschedule some of the anticipated capital expenditure program should our financial position require it.

Operating Activities

($ in millions)	2021	2020	2019
Net cash provided by operating activities	$666	$1,062	$696
$ Change	$(396)	$366

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include non-cash gains, non-cash impairment and other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense. The decrease in cash provided by operating activities in 2021 as compared with the prior year reflected higher outflows associated with working capital changes, partially offset by higher net income and non-cash gains.

2021 Form 10-K Page 29

Our merchandise inventory levels last year were significantly affected by the COVID-19 pandemic and during the current year we experienced some easing of the inventory shortages, however slowdowns in the supply chain environment were challenging and we expect this to continue during 2022.

During 2021 and 2020, we did not make any contributions to our U.S. qualified pension plan, as compared with $55 million made in 2019. No U.S. qualified pension plan contributions were required due to the strong funded position of the plan. The amounts and timing of pension contributions are dependent on several factors, including asset performance.

As of January 29, 2022, we have withheld $12 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Cash paid for income taxes was $387 million, $100 million, and $201 million for 2021, 2020, and 2019, respectively.

Investing Activities

($ in millions)	2021	2020	2019
Net cash used in investing activities	$(1,376)	$168	$235
$ Change	$(1,544)	$(67)

Net cash used in investing activities increased significantly in 2021 primarily due our acquisitions of WSS and atmos. During the third quarter, we completed the acquisition of WSS for $737 million, net of cash acquired and in the fourth quarter, we completed the acquisition of atmos for $319, net of cash acquired.

Capital expenditures in 2021 increased to $209 million from $159 million in the prior year. During 2021, we completed the remodeling or relocation of 182 existing stores, the build-out of 57 new stores, and conversion of 63 Footaction stores to other banners.

Additionally, we invested $118 million in other companies primarily comprised of an additional $33 million investment in GOAT, a $68 million investment in a public entity (Retailors Ltd.), and $9 million invested in various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative.

In connection with the shutdown of the Runners Point banner completed last year, during the first quarter of 2021, we sold the former headquarters, resulting in proceeds of $3 million. As noted above, related to our insurance claim from the social unrest in 2020, we received proceeds of $4 million related to property and equipment loss.

Financing Activities

($ in millions)	2021	2020	2019
Net cash used in financing activities	$152	$126	$493
$ Change	$26	$(367)

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

($ in millions)	2021	2020	2019
Share repurchases	$348	$37	$335
Dividends paid on common stock	101	73	164
Total returned to shareholders	$449	$110	$499

Cash provided by financing activities included of the sale of $400 million aggregate principal amount of our 4% Senior Notes due 2029, for which we received $395 million in proceeds, net of the initial purchasers’ discount. During the fourth quarter of 2021, we repaid $98 million of principal related to the 8.5% debentures as well as paying $4 million related to our finance lease obligations.

During 2021, we repurchased 7,545,544 shares of common stock for $348 million under our share repurchase program, whereas in the prior year we spent $37 million to repurchase shares. We also declared and paid $101 million in dividends representing quarterly rates of $0.20 per share for the first two quarters of 2021 and an increase to $0.30 per share for the third and fourth quarters.

2021 Form 10-K Page 30

We paid $11 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during 2021. Offsetting this amount were proceeds received in connection with employee stock programs of $17 million.

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

($ in millions)	2021	2020	2019
Net cash provided by operating activities	$666	$1,062	$696
Capital expenditures	(209)	(159)	(187)
Free cash flow	$457	$903	$509

Capital Structure

On July 14, 2020, we amended our then-existing revolving credit agreement to provide for a $600 million asset-based revolving credit facility that is scheduled to mature on July 14, 2025 (as amended, “2020 Credit Agreement”). Under the 2020 Credit Agreement interest was determined, at our option, by either (1) the eurodollar rate, which is determined by reference to LIBOR, plus a margin of 1.75% to 2.25% per annum, or (2) the base rate, which is determined by reference to the federal funds rate, plus a margin of 0.75% to 1.25%, in each case. In addition, the commitment fee was 0.50% per annum on the unused portion of the commitments under the 2020 Credit Agreement.

In 2021, we entered into an amendment to the 2020 Credit Agreement (“Amended Credit Agreement”). The amendment provides for, among other things, (i) reducing the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below, and (ii) reducing the “floor” applicable. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25% to 0.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.25% to 1.75% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee of 0.25% per annum on the unused portion of the commitments under the Amended Credit Agreement. On October 1, 2021, WSS became a party to, and bound by the terms of the Amended Credit Agreement and other applicable Loan Documents (as defined in the Amended Credit Agreement) as guarantor. No events of default occurred during 2021.

Credit Rating

As of March 24, 2022, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

Debt Capitalization and Equity

($ in millions)	2021	2020
Long-term debt and obligations under finance leases	$457	$110
Operating lease liability	2,935	3,079
Total debt including finance and operating leases	3,392	3,189
Less:
Cash and cash equivalents	804	1,680
Total net debt including the present value of finance and operating leases	2,588	1,509
Shareholders’ equity	3,243	2,776
Total capitalization	$5,831	$4,285

Total net debt capitalization percent including finance and operating leases	44.4%	35.2%

2021 Form 10-K Page 31

Net debt capitalization percent increased to 44.4% as compared with 35.2% in the prior year, primarily reflecting higher debt and lower cash and cash equivalents.

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

2021 Form 10-K Page 32

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

During the second quarter of 2021, we conducted an impairment review of Footaction stores as a result of our decision to convert part of the stores to other existing banner concepts and close the remaining stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 locations, and accelerated tenancy charges for leases we expect to terminate prior to the end of the lease term. In connection with this, we recorded charges totaling $66 million in 2021. Additionally, we performed an impairment review for certain underperforming stores during the fourth quarter and recorded non-cash impairment charges totaling $26 million for approximately 55 stores.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. We allocate the purchase price of acquired businesses to the tangible, intangible assets, and contingent consideration based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist the Company and requires a significant amount of management judgment. The determination of fair values of identifiable assets and liabilities as well as contingent consideration requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically determine the fair value based on the discounted cash flow model, specifically the relief from royalty method for intangible assets related to a tradename. Significant estimates in valuing certain intangible assets and contingent consideration include, but are not limited to, the amount and timing of future cash flows, growth rates, customer attrition rates, discount rates and useful lives. Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill, as well as the depreciation and amortization expense recorded in future periods.

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

2021 Form 10-K Page 33

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

The annual impairment test in 2021 did not result in the recognition of impairment.

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

The weighted-average long-term rate of return used to determine 2021 pension expense was 5.3%.

A decrease of 50 basis points in the weighted-average expected long-term rate of return would have increased 2021 pension expense by approximately $3 million. The actual return on plan assets in a given year typically differs from the expected long-term rate of return, and the resulting gain or loss is deferred and amortized into expense over the average life expectancy of the inactive participants.

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

The weighted-average discount rates used to determine the 2021 benefit obligations related to our pension and postretirement plans was 3.2% for both plans.

Changing the weighted-average discount rate by 50 basis points would have changed the accumulated benefit obligation of the pension plans at January 29, 2022 by approximately $30 million and $33 million, depending on if the change was an increase or decrease, respectively. A decrease of 50 basis points in the weighted-average discount rate would have increased or decreased the accumulated benefit obligation on the postretirement plan by approximately $1 million depending on if the change was an increase or decrease, respectively.

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

2021 Form 10-K Page 34

Mortality Assumptions

The mortality assumption used to value our 2021 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2021 for both males and females, while in the prior year the obligation was valued using the Pri-2012 mortality table with generational projection using MP-2020. We used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value our Canadian pension obligations for 2021.

For the SERP Medical Plan, the mortality assumption used to value the 2021 obligation was updated to the PriH-2012 table with generational projection using MP-2021. Each year we update this assumption to the most recent study from the Society of Actuaries.

Income Taxes

Deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We are required to estimate taxable income for future years by taxing jurisdiction and to use our judgment to determine whether to record a valuation allowance for part or all of a deferred tax asset. Estimates of taxable income are based upon our long-range strategic plans. A 1% change in the overall statutory tax rate for 2021 would have resulted in a change of $5 million to the carrying value of the net deferred tax liability and a corresponding charge or credit to income tax expense depending on whether the tax rate change was a decrease or an increase.

We have operations in multiple taxing jurisdictions, and we are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Our effective tax rates could be affected by numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, foreign currency exchange rates, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations for the fiscal years ended:
-	January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Comprehensive Income for the fiscal years ended:
-	January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Balance Sheets as of:
-	January 29, 2022 and January 30, 2021
●	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended:
-	January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Cash Flows for the fiscal years ended:
-	January 29, 2022, January 30, 2021, and February 1, 2020
●	Notes to the Consolidated Financial Statements.

2021 Form 10-K Page 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value of asset group related to certain underperforming stores

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company performs an impairment review when circumstances indicate that the carrying amount of long-lived tangible assets and right-of-use assets may not be recoverable. The long-lived tangible assets and the right-of-use assets of the Company as of January 29, 2022 were $917 million and $2,616 million, respectively. If a triggering event is identified, the Company compares the carrying amount of the asset group with the estimated future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value.

2021 Form 10-K Page 36

The estimation of fair value of the asset group is measured by discounting expected future cash flows using a risk-adjusted discount rate and current market-based information for right-of-use assets. During the year ended January 29, 2022, the Company recorded impairment charges of $92 million related to certain underperforming stores.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived tangible asset and right-of-use asset impairment assessment process, including a control related to the estimate of the fair value of the asset group. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the market rent estimates by assessing comparable retail leasing activity applicable to each location, and (2) assessing historic leasing activity of the Company in relation to historical store sales performance.

Fair value of tradename intangible assets

As discussed in Note 2 to the consolidated financial statements, on September 18, 2021, the Company acquired Eurostar, Inc., operating as WSS (“WSS”), and on November 1, 2021, the Company acquired certain entities collectively referred to as atmos. In connection with these business combinations, the Company acquired certain tradename intangible assets. The preliminary, estimated acquisition-date fair value for the tradename intangible assets of WSS and atmos was $296 million and $135 million, respectively. The Company used the relief from royalty method to determine the fair value of the tradename intangible assets.

We identified the assessment of the acquisition-date fair value of the tradename intangible assets acquired in these business combinations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the amount and timing of near-term forecasted revenue, long-term revenue growth rates, the royalty rates, and the discount rates used to value the tradename intangible assets. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the tradename intangible assets. Valuation professionals with specialized skills and knowledge were also required to assess the long-term growth rates, royalty rates and discount rates assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the assumptions discussed above. We evaluated the amount and timing of near-term forecasted revenue, and long-term revenue growth rates used by the Company by comparing the near-term forecasted revenue to historical results of the acquired entities. To assess the impact that changes in certain assumptions would have had on the Company’s determination of fair value of the tradename intangible assets, we performed sensitivity analyses over the Company’s near-term forecasted revenue attributable to the tradename, royalty rates, and discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the long-term revenue growth rates by comparing them to certain nationwide economic trend data such as GDP and inflation, and to relevant industry data, and (2) assessing the royalty rates and certain elements of the discount rates applied by comparing them to publicly available market data.

2021 Form 10-K Page 37

Fair value of contingent consideration

As discussed in Notes 1 and 2 to the consolidated financial statements, on November 1, 2021, the Company acquired certain entities collectively referred to as atmos in a business combination for total purchase consideration of $360 million, including the fair value of contingent consideration initially measured at $35 million, which can reach up to $111 million based on the achievement of certain revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA) performance. The fair value of the contingent consideration liability is estimated using an option pricing model simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated forecasted revenue and EBITDA, adjusted for selected revenue and EBITDA volatilities and risk premiums based on market data for comparable guideline public companies. The projected payments are then discounted back to the valuation date at the Company's cost of debt using a term commensurate with the contractual payment dates.

We identified the assessment of the acquisition-date fair value of the contingent consideration liability resulting from the atmos business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the amount and timing of forecasted revenue, forecasted EBITDA, and the discount rate. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the contingent consideration. Valuation professionals with specialized skills and knowledge were also required to assess the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including a control related to the assumptions discussed above. We evaluated the amount and timing of forecasted revenue and EBITDA by comparing them to historical results of the acquired entity. To assess the impact that changes in certain assumptions would have had on the Company’s determination of acquisition-date fair value of the contingent consideration liability, we performed sensitivity analyses over the Company’s forecasted revenue, forecasted EBITDA, and discount rate. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the long-term revenue growth rates used to forecast revenue and EBITDA by comparing them to certain nationwide economic trend data such as GDP and inflation, and to relevant industry data, and (2) assessing certain elements of the discount rate applied by comparing them to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

New York, New York

March 24, 2022

2021 Form 10-K Page 38

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share amounts)	2021	2020	2019
Sales	$8,958	$7,548	$8,005

Cost of sales	5,878	5,365	5,462
Selling, general and administrative expenses	1,851	1,587	1,650
Depreciation and amortization	197	176	179
Impairment and other charges	172	117	65
Income from operations	860	303	649

Interest (expense) income, net	(14)	(7)	11
Other income, net	394	198	12
Income before income taxes	1,240	494	672
Income tax expense	348	171	181
Net income	$892	$323	$491
Net loss attributable to noncontrolling interests	1	—	—
Net income attributable to Foot Locker, Inc.	$893	$323	$491

Basic earnings per share	$8.72	$3.10	$4.52
Weighted-average shares outstanding	102.5	104.3	108.7

Diluted earnings per share	$8.61	$3.08	$4.50
Weighted-average shares outstanding, assuming dilution	103.8	105.1	109.1

See Accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K Page 39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	2021	2020	2019
Net income attributable to Foot Locker, Inc.	$893	$323	$491
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $(1), $3, and $(1), respectively	(43)	40	(20)

Cash flow hedges:
Change in fair value of derivatives, net of income tax expense of $-, $-, and $1, respectively	1	2	(3)

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense/(benefit) of $8, $4, and $(3), respectively	23	13	(9)

Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $3, and $3, respectively	7	8	8
Comprehensive income	$881	$386	$467

See Accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K Page 40

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
($ in millions, except share amounts)	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$804	$1,680
Merchandise inventories	1,266	923
Other current assets	293	232
	2,363	2,835
Property and equipment, net	917	788
Operating lease right-of-use assets	2,616	2,716
Deferred taxes	86	101
Goodwill	797	159
Other intangible assets, net	454	17
Minority investments	781	337
Other assets	121	90
	$8,135	$7,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$596	$402
Accrued and other liabilities	561	560
Current portion of debt and obligations under finance leases	6	102
Current portion of lease obligations	572	580
	1,735	1,644
Long-term debt and obligations under finance leases	451	8
Long-term lease obligations	2,363	2,499
Other liabilities	343	116
Total liabilities	4,892	4,267
Shareholders’ equity:
Common stock and paid-in capital: 99,070,796 and 103,693,359 shares issued, respectively	770	779
Retained earnings	2,900	2,326
Accumulated other comprehensive loss	(343)	(331)
Less: Treasury stock at cost: 2,050,000 and 74,236 shares, respectively	(88)	(3)
Noncontrolling interest	4	5
Total shareholders' equity	3,243	2,776
	$8,135	$7,043

See Accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K Page 41

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Non-	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Controlling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at February 2, 2019	112,933	$809	(711)	$(37)	$2,104	$(370)	$—	$2,506
Restricted stock issued	89	—	—	—	—	—	—	—
Issued under director and stock plans	187	3	—	—	—	—	—	3
Share-based compensation expense	—	18	—	—	—	—	—	18
Shares of common stock used to satisfy tax withholding obligations	—	—	(32)	(2)	—	—	—	(2)
Share repurchases	—	—	(8,375)	(335)	—	—	—	(335)
Reissued - Employee Stock Purchase Plan ("ESPP")	—	—	97	6	—	—	—	6
Retirement of treasury stock	(9,021)	(66)	9,021	368	(302)	—	—	—
Net income	—	—	—	—	491	—	—	491
Cash dividends declared on common stock ($1.52 per share)	—	—	—	—	(164)	—	—	(164)
Translation adjustment, net of tax	—	—	—	—	—	(20)	—	(20)
Change in cash flow hedges, net of tax	—	—	—	—	—	(3)	—	(3)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(1)	—	(1)
Cumulative effect of the adoption of Topic 842	—	—	—	—	(26)	—	—	(26)
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock issued	121	—	—	—	—	—	—	—
Issued under director and stock plans	297	7	—	—	—	—	—	7
Share-based compensation expense	—	15	—	—	—	—	—	15
Shares of common stock used to satisfy tax withholding obligations	—	—	(41)	(1)	—	—	—	(1)
Share repurchases	—	—	(969)	(37)	—	—	—	(37)
Reissued - ESPP	—	—	23	1	—	—	—	1
Retirement of treasury stock	(913)	(7)	913	34	(27)	—	—	—
Noncontrolling interest acquired	—	—	—	—	—	—	5	5
Net income	—	—	—	—	323	—	—	323
Cash dividends declared on common stock ($0.70 per share)	—	—	—	—	(73)	—	—	(73)
Translation adjustment, net of tax	—	—	—	—	—	40	—	40
Change in cash flow hedges, net of tax	—	—	—	—	—	2	—	2
Pension and postretirement adjustments, net of tax	—	—	—	—	—	21	—	21
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	499	—	—	—	—	—	—	—
Issued under director and stock plans	353	11	—	—	—	—	—	11
Share-based compensation expense	—	29	—	—	—	—	—	29
Shares of common stock used to satisfy tax withholding obligations	—	—	(205)	(11)	—	—	—	(11)
Share repurchases	—	—	(7,546)	(348)	—	—	—	(348)
Reissued - ESPP	—	(7)	301	14	—	—	—	7
Retirement of treasury stock	(5,474)	(42)	5,474	260	(218)	—	—	—
Net income (loss)	—	—	—	—	893	—	(1)	892
Cash dividends declared on common stock ($1.00 per share)	—	—	—	—	(101)	—	—	(101)
Translation adjustment, net of tax	—	—	—	—	—	(43)	—	(43)
Change in cash flow hedges, net of tax	—	—	—	—	—	1	—	1
Pension and postretirement adjustments, net of tax	—	—	—	—	—	30	—	30
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243

See Accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K Page 42

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2021	2020	2019
From operating activities:
Net income	$892	$323	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment and other charges	148	97	48
Non-cash gains	(367)	(190)	(4)
Depreciation and amortization	197	176	179
Deferred income taxes	74	(9)	5
Share-based compensation expense	29	15	18
Qualified pension plan contributions	—	—	(55)
Change in assets and liabilities:
Merchandise inventories	(259)	294	51
Accounts payable	161	60	(51)
Accrued and other liabilities	1	140	(40)
Insurance recovery received for inventory loss	10	—	—
Other, net	(220)	156	54
Net cash provided by operating activities	666	1,062	696
From investing activities:
Purchase of business, net of cash acquired	(1,056)	—	—
Capital expenditures	(209)	(159)	(187)
Minority investments	(118)	(9)	(50)
Proceeds from sale of property	3	—	2
Insurance proceeds related to loss on property and equipment	4	—	—
Net cash used in investing activities	(1,376)	(168)	(235)
From financing activities:
Proceeds from debt issuance, net	395	—	—
Payment of long-term debt and obligations under finance leases	(102)	(23)	—
Payment of debt issuance costs	(2)	(4)	—
Proceeds from the revolving credit facility	—	330	—
Repayment of the revolving credit facility	—	(330)	—
Purchase of treasury shares	(348)	(37)	(335)
Dividends paid on common stock	(101)	(73)	(164)
Proceeds from exercise of stock options	10	4	5
Shares of common stock repurchased to satisfy tax withholding obligations	(11)	(1)	(2)
Treasury stock reissued under employee stock plan	7	—	3
Proceeds from common stock issued under employee stock plan	—	2	—
Contribution from non-controlling interest	—	6	—
Net cash used in financing activities	(152)	(126)	(493)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	8	(7)
Net change in cash, cash equivalents, and restricted cash	(868)	776	(39)
Cash, cash equivalents, and restricted cash at beginning of year	1,718	942	981
Cash, cash equivalents, and restricted cash at end of period	$850	$1,718	$942

Cash paid during the year:
Interest	$11	$14	$11
Income taxes	$387	$100	$201

See Accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K Page 43

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

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations.

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

The extent to which COVID-19 affects our business, results of operations, or financial condition will depend on future developments which are outside of our control. This includes, without limitation, the efficacy and public acceptance of vaccination programs and/or testing mandates in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions or regulations on our operations.

Reporting Year

Our fiscal year end is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2021, 2020, and 2019 represented the 52 weeks ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

2021 Form 10-K Page 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of our gift card liability balance:

	January 29,	January 30,
($ in millions)	2022	2021
Gift card liability at beginning of year	$41	$35
Liabilities acquired - WSS	1	—
Redemptions	(249)	(118)
Breakage recognized in sales	(17)	(8)
Activations	271	131
Foreign currency fluctuations	(1)	1
Gift card liability	$46	$41

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2021 and 2020.

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

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

($ in millions)	2021	2020	2019
Advertising expenses	$113	$69	$91
Digital advertising expenses	110	89	95
Cooperative advertising reimbursements	(29)	(14)	(20)
Net advertising expense	$194	$144	$166

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

Awards of restricted stock units cliff vest after the passage of time, generally three years. Performance stock unit awards are earned only after the attainment of performance goals in connection with the relevant performance period and vest after an additional one-year period.

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

2021 Form 10-K Page 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted EPS is as follows:

(in millions, except per share data)	2021	2020	2019
Net income attributable to Foot Locker, Inc.	$893	$323	$491

Weighted-average common shares outstanding	102.5	104.3	108.7
Dilutive effect of potential common shares	1.3	0.8	0.4
Weighted-average common shares outstanding assuming dilution	103.8	105.1	109.1

Earnings per share - basic	$8.72	$3.10	$4.52
Earnings per share - diluted	$8.61	$3.08	$4.50

Anti-dilutive share-based awards excluded from diluted calculation	1.8	2.5	2.2

Performance stock units related to our long-term incentive programs of 0.4 million for 2021, 0.4 million for 2020, and 0.5 million for 2019, have been excluded from diluted weighted-average shares. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

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

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows:

	January 29,	January 30,	February 1,
($ in millions)	2022	2021	2020
Cash and cash equivalents (1)	$804	$1,680	$907
Restricted cash included in other current assets	8	8	6
Restricted cash included in other non-current assets	38	30	29
Cash, cash equivalents, and restricted cash	$850	$1,718	$942
(1)	Includes cash equivalents of $48 million, $503 million, and $366 million for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

Merchandise Inventories and Cost of Sales

Merchandise inventories for our stores are valued at the lower of cost or market using the retail inventory method. Cost for retail stores is determined on the last-in, first-out (“LIFO”) basis for domestic inventories and on the first-in, first-out (“FIFO”) basis for international inventories. Merchandise inventories of the e-commerce business are valued at net realizable value using weighted-average cost, which approximates FIFO. Merchandise inventories for our WSS and atmos businesses are valued at its net realizable value using the weighted average method. Cost is determined on the FIFO basis.

2021 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Minority Investments

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. As of January 29, 2022 and January 30, 2021, we had $56 million and $15 million, respectively, of investments which are accounted for under the equity method.

Our investments that are not accounted for under the equity method are measured either at cost, adjusted for changes in observable prices minus impairment under the practicability exception, or at fair value for our investment in the common stock of an entity that is publicly traded. As of January 29, 2022 and January 30, 2021, we had $725 million and $322 million, respectively, of investments which are accounted for under these methods.

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

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. We generally amortize these costs on a straight-line basis over a period not to exceed five years. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $103 million and $93 million at January 29, 2022 and January 30, 2021, respectively.

2021 Form 10-K Page 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We combine lease components and non-lease components. Given our policy election to combine lease and non-lease components, we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability. We recognize rent expense for operating leases as of the possession date for store leases or the commencement of the agreement for non-store leases. Rental expense, inclusive of rent holidays, concessions, and tenant allowances are recognized over the lease term on a straight-line basis. Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and, accordingly, are charged to operations as incurred.

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

2021 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For our 2021 annual impairment review, we concluded the fair value of each reporting unit exceeded its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented. Refer to Note 2 for further detail regarding acquisitions during 2021.

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

Contingent Consideration

As a result of our purchase of atmos, we recognized contingent consideration, as a component of the purchase consideration is payable contingent on the achievement of certain sales and EBITDA performance. See Note 2 for further details. Contingent consideration is classified as a liability when it will be settled in cash or a variable number of shares (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Company's common stock. The fair value of the contingent consideration liability is estimated using an option pricing model simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated sales and EBITDA derived from an internal forecast, adjusted for selected revenue and EBITDA volatilities and risk premiums based on market data for comparable guideline public companies. The projected payments are then discounted back to the valuation date at the Company's cost of debt using a term commensurate with the contractual payment dates.

The contingent consideration liability will be measured at fair value on a recurring basis until the contingency is resolved. Changes in the estimated fair value of the contingent consideration liability will be reflected in operating income or expense in the Consolidated Statements of Operations.

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

2021 Form 10-K Page 49

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

Insurance Liabilities

We are primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $14 million for January 29, 2022, $13 million for January 30, 2021 and $12 million for February 1, 2020. Workers’ compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

2021 Form 10-K Page 50

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

We retired 5,474,288 and 913,095 shares of our common stock held in treasury during 2021 and 2020, respectively. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $260 million and $34 million as of January 29, 2022 and January 30, 2021, respectively.

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

2. Acquisitions

WSS

Effective September 18, 2021, the Company, through its wholly-owned subsidiary Foot Locker Retail, Inc., acquired 100% of the shares of Eurostar, Inc., a Delaware corporation operating as WSS (“WSS”). WSS is a U.S.-based off-mall athletic footwear and apparel retailer, focused on the Hispanic consumer, which operated 93 stores at the acquisition, primarily on the West Coast. The aggregate purchase price for the acquisition was $807 million ($737 million paid in 2021, net of cash acquired) subject to the finalization of the value of net assets acquired and was funded with available cash. We believe that this acquisition enhances our growth opportunities in North America and creates further diversification and differentiation in terms of both customers and products. The results of WSS are included in our consolidated financial statements since the acquisition date.

atmos

Effective November 1, 2021, the Company, acquired certain entities collectively operated as atmos, headquartered in Japan. atmos is a digitally led, culturally-connected global brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. The aggregate purchase price for the acquisition was $360 million ($319 million paid in 2021, net of cash acquired) subject to adjustment for the finalization of the value of net assets acquired and was funded with available cash. The preliminary purchase price includes contingent consideration initially measured at $35 million, which can reach up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The results of atmos are included in our consolidated financial statements since the acquisition date.

2021 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the preliminary allocation of the purchase price for WSS and includes fair value adjustments to certain assets and liabilities since our most recent interim report. Goodwill was reduced from $494 million reported at the end of the third quarter to $401 million, primarily related to higher valuation of the tradenames. The adjustments did not have a significant effect on the consolidated results of operations. We determined that the WSS tradename will have an indefinite life and will not be amortized. The proforma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations.

($ in millions)
Assets acquired:
Cash and cash equivalents	$70
Merchandise inventories	82
Other current assets	10
Property and equipment, net	133
Operating lease right-of-use assets	143
Tradenames	296
Customer relationships	13
Other assets	4
Liabilities assumed:
Accounts payable	$(58)
Current portion of obligations under finance leases	(3)
Current portion of lease obligations	(19)
Long-term portion of obligations under finance leases	(50)
Long-term lease obligations	(127)
Deferred taxes	(84)
Other liabilities	(4)

Goodwill	401
Total purchase price	$807

The table below summarizes the preliminary allocation of the purchase price to the fair value of assets acquired for atmos using the exchange rate in effect as of the date of the acquisition. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of the purchase price and our detailed valuations, including the final valuations of atmos tradenames, other intangibles, inventory, and leases. We determined that the atmos tradenames will have an indefinite life and will not be amortized. The proforma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations. We are assessing the tax deductibility of the goodwill related to the acquisition.

($ in millions)
Assets acquired:
Cash and cash equivalents	$6
Merchandise inventories	22
Other current assets	12
Property and equipment, net	7
Operating lease right-of-use assets	47
Tradenames	135
Other assets	6
Liabilities assumed:
Accounts payable	$(10)
Current portion of lease obligations	(10)
Other current liabilities	(8)
Long-term lease obligations	(35)
Deferred taxes	(46)
Other liabilities	(8)

Goodwill	242
Total purchase price (1)	$360
(1)	Total purchase price consists of $325 million in cash and $35 million of contingent consideration.

2021 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, EMEA (Europe, Middle East and Africa), and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and WSS, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker operating in Australia, New Zealand, and Asia as well as their related e-commerce businesses. Effective with the acquisition, atmos is included in our Asia Pacific operating segment. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expense, net interest (expense) income and other income, net. The following table summarizes our results:

($ in millions)	2021	2020	2019
Division profit	$1,161	$491	$788
Less: Impairment and other charges (1)	172	117	65
Less: Corporate expense (2)	129	71	74
Income from operations	860	303	649
Interest (expense) income, net	(14)	(7)	11
Other income, net (3)	394	198	12
Income before income taxes	$1,240	$494	$672
(1)	See Note 4, Impairment and Other Charges for additional information on these amounts.
(2)	Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $19 million for 2021, $28 million for 2020, and $32 million for 2019, thereby reducing corporate expense. See Note 4, Impairment and Other Charges for additional information on these amounts.
(3)	See Note 5, Other Income, net for additional information on these amounts.

Sales disaggregated based upon channel for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 are presented in the following table.

($ in millions)	2021	2020	2019
Sales by Channel
Stores	$7,029	$5,447	$6,720
Direct-to-customers	1,929	2,101	1,285
Total sales	$8,958	$7,548	$8,005

Sales and long-lived asset information by geographic area as of and for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 are presented in the following tables. Sales are attributed to the country in which the sales transaction is fulfilled. Long-lived assets reflect property and equipment and lease right-of-use assets.

($ in millions)	2021	2020	2019
Sales by Geography
United States	$6,477	$5,581	$5,691
International	2,481	1,967	2,314

2021 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total sales	$8,958	$7,548	$8,005

($ in millions)	2021	2020	2019
Long-Lived Assets
United States	$2,285	$2,218	$2,479
International	1,248	1,286	1,244
Total long-lived assets	$3,533	$3,504	$3,723

For the year ended January 29, 2022, the countries that comprised the majority of the sales and long-lived assets for the international category were Canada, France, Italy, England, and Australia. No other individual country included in the international category was significant.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Division	$163	$152	$160	$127	$88	$105	$7,184	$5,159	$5,523
Corporate	34	24	19	82	71	82	951	1,884	1,066
Total	$197	$176	$179	$209	$159	$187	$8,135	$7,043	$6,589

(1) Represents cash capital expenditures for all years presented.

4. Impairment and Other Charges

($ in millions)	2021	2020	2019
Impairment of long-lived assets and right-of-use assets	$92	$77	$37
Impairment of investments	42	4	11
Acquisition and integration costs	24	—	—
Lease termination costs	15	—	13
Reorganization costs	4	7	—
Other intangible asset impairments	2	—	—
(Insurance recovery)/ losses related to social unrest	(7)	8	—
Runners Point shut down	—	19	—
Pension litigation related charges	—	2	4
Total impairment and other charges	$172	$117	$65

During the second quarter of 2021, we conducted an impairment review of Footaction stores as a result of our decision to convert part of the stores to other existing banner concepts and close the remaining stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 locations, and accelerated tenancy charges for leases we expect to terminate prior to the end of the lease term. In connection with this, we recorded charges totaling $66 million. During the fourth quarter of 2021, we conducted an impairment review for approximately 100 underperforming stores. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $26 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 55 of these stores.

During 2021, 2020 and 2019, we recorded non-cash charges of $42 million, $4 million and $11 million, respectively, related to the write-down of certain minority investments. In 2021, due to continued losses and updated estimates of value, we recorded full write downs on three of the Company’s minority investments. Additionally, one of our investments experienced a deterioration in their future outlook and due to the underperformance of this investee, we wrote down our investment in 2020 and 2019. In 2019, we recorded a full write down of our investment in a children’s athletics startup which filed for bankruptcy.

In connection with the acquisitions, we recorded acquisition and integration costs of $24 million, which primarily represented investment banking and integration consulting fees related to the WSS and atmos acquisitions.

In 2021, we recorded $15 million of lease termination costs related to the closure of certain stores. We also recorded $4 million of reorganization expense related to Footaction and certain support functions, as well as $2 million of intangible asset impairment on the Footaction tradename, due to the store and website closures.

2021 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2020, we recorded a partial insurance recovery of $10 million representing an advance on our claim. In 2021, we reached a final insurance settlement for an additional $13 million, of which $7 million is classified in impairment and other charges, as it relates to the book value of property losses recorded in 2020.

Due to COVID-19 and its effect on our actual and projected results, during the first quarter of 2020, we determined that a triggering event occurred for certain underperforming stores operating in Europe and, therefore, we conducted an impairment review. We recorded non-cash charges of $15 million to write down store fixtures, leasehold improvements, and right-of-use assets of 70 stores. During the fourth quarter of 2020, we recorded non-cash charges of $62 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 60 underperforming stores.

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

The Company and the Company’s U.S. pension plan were involved in litigation related to the conversion of the plan to a cash balance plan. The court entered its final judgment in 2018, which required the plan be reformed as directed by the court order. We recorded charges in 2020 and 2019, related to the pension matter and related plan reformation totaling $2 million and $4 million, respectively. These charges recorded represented certain costs of the reformation and related administrative expenses.

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

5. Other Income, net

Other income, net was $394 million, $198 million, and $12 million in 2021, 2020, and 2019, respectively. Other income, net includes non-operating items, such as:

-	Franchise royalty income/licensee income,
-	gains associated with disposal of property,
-	changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security,
-	premiums paid to repurchase and retire bonds,
-	changes in value for our investments accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment,
-	our share of earnings or losses related to our equity method investments, and
-	net benefit expense or income related to our pension and postretirement programs, excluding the service cost component.

2021 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of our minority investments, GOAT, which is measured using the fair value alternative, received funding at higher valuations in both 2021 and 2020 resulting in non-cash gains of $290 million and $190 million, respectively. During 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment was at a discount of $9 million to the initial public offering price, resulting in a non-cash gain of $9 million. Changes in fair value represented on our Retailors, Ltd. investment also generated non-cash gains of $68 million during the year.

For 2021 other income, net also included $10 million in royalty income, $7 million of net benefit income related to our pension and postretirement programs, $7 million of insurance recoveries in excess of the losses sustained in the prior year related to the social unrest, and $3 million of income related to our equity method investments.

Other income, net in 2020 also included $6 million of royalty income, $5 million of net benefit income relating to our pension and postretirement programs. This income was partially offset by $2 million in premiums paid in connection with the repurchase and retirement of bonds and a $1 million loss related to our equity method investments.

During 2019, we recorded $8 million of royalty income, a $4 million gain associated with the acquisition of a Canadian distribution center lease and related assets from the partial exchange of a note that had previously been written down to zero, a $2 million gain related to the sale of a building, a $1 million gain on our available-for-sale security, partially offset by $2 million of net benefit expense relating to our pension and postretirement programs, and $1 million loss related to our equity method investments.

6. Merchandise Inventories

($ in millions)	January 29, 2022	January 30, 2021
LIFO inventories	$788	$544
FIFO inventories	478	379
Total merchandise inventories	$1,266	$923

The value of our LIFO inventories as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

7. Other Current Assets

($ in millions)	January 29, 2022	January 30, 2021
Net receivables	$134	$124
Other prepaid expenses	64	56
Prepaid income taxes	56	20
Prepaid rent	19	14
Restricted cash	8	8
Income taxes receivable	2	1
Deferred tax costs	2	—
Other	8	9
	$293	$232

2021 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment, net

($ in millions)	January 29, 2022	January 30, 2021
Owned properties:
Land	$4	$4
Buildings	47	52
Furniture, fixtures, equipment and software development costs	1,331	1,274
	1,382	1,330
Less: accumulated depreciation	(902)	(907)
	480	423
Finance leases:
Assets under finance leases	65	11
Less: accumulated amortization	(6)	(1)
	59	10
Alterations to leased and owned buildings:
Cost	957	974
Less: accumulated amortization	(579)	(619)
	378	355
	$917	$788

9. Other Intangible Assets, net

	January 29, 2022				January 30, 2021
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (3)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$107	$(104)	$3	10.1	$121	$(116)	$5
Trademarks/tradenames (2)	18	(18)	—	—	20	(17)	3
Customer lists	13	(2)	11	3.0
	$138	$(124)	$14	6.9	$141	$(133)	$8

Indefinite life intangible assets: (1)
Trademarks/tradenames			$440				$9
Other intangible assets, net			$454				$17
(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the euro in relation to the U.S. dollar.
(2)	Includes a non-cash impairment charge of $2 million recorded in 2021, see Note 4, Impairment and Other Charges.
(3)	Represents the weighted-average useful life as of January 29, 2022 and excludes those assets that are fully amortized.

In connection with the acquisitions of WSS and atmos, we recognized indefinite life intangible assets of $296 million for WSS related tradenames, $135 million for atmos related tradenames, and a $13 million intangible asset for the WSS customer list that will be amortized over 3 years. Amortizing intangible assets primarily represent the WSS customer list, lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2021	2020	2019
Amortization expense	$5	$3	$3

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2022	$5
2023	5
2024	3
2025	1
2026	-

2021 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Assets

($ in millions)	January 29, 2022	January 30, 2021
Restricted cash	$38	$30
Security deposits	33	25
Pension asset	21	3
Auction rate security	7	7
Other	22	25
	$121	$90

11. Accrued and Other Liabilities

($ in millions)	January 29, 2022	January 30, 2021
Incentive bonuses	$82	$72
Other payroll and payroll related costs, excluding taxes	78	73
Taxes other than income taxes	75	96
Rent related costs	57	40
Property and equipment (1)	58	33
Customer deposits	50	49
Advertising	34	25
Income taxes payable	11	81
Other	116	91
	$561	$560

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

12. Revolving Credit Facility

On July 14, 2020, we amended our then-existing revolving credit agreement to provide for a $600 million asset-based revolving credit facility that is scheduled to mature on July 14, 2025 (as amended, “2020 Credit Agreement”). Under the 2020 Credit Agreement interest was determined, at our option, by either (1) the eurodollar rate, which is determined by reference to LIBOR, plus a margin of 1.75% to 2.25% per annum, or (2) the base rate, which is determined by reference to the federal funds rate, plus a margin of 0.75% to 1.25%, in each case. In addition, the commitment fee was 0.50% per annum on the unused portion of the commitments under the 2020 Credit Agreement.

In the second quarter of 2021, we entered into an amendment to the 2020 Credit Agreement (“Amended Credit Agreement”). The amendment provides for, among other things, (i) reducing the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below, and (ii) reducing the “floor” applicable. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25% to 0.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.25% to 1.75% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee of 0.25% per annum on the unused portion of the commitments under the Amended Credit Agreement. On October 1, 2021, WSS became a party to, and bound by the terms of the Amended Credit Agreement and other applicable Loan Documents (as defined in the Amended Credit Agreement) as guarantor. No events of default occurred during 2021.

We may use letters of credit issued pursuant to the 2020 Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 29, 2022 were not significant.

We paid fees of $1 million in connection with the amendment of our credit facility and such costs are amortized over the life of the facility. The unamortized balance at January 29, 2022 was $4 million. Interest expense, including facility fees, related to the revolving credit facility was $3 million, $5 million, and $1 million for 2021, 2020, and 2019, respectively.

2021 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

	January 29,	January 30,
($ in millions)	2022	2021
4% Senior Notes due 2029	$394	$—
8.5% debentures paid January 2022	—	98
Unamortized gain related to interest rate swaps (1)	—	2
Obligations under finance leases	63	10
	$457	$110
Current portion of debt and obligations under finance leases	6	102
	$451	$8
(1)	In 2009, we terminated an interest rate swap at a gain. This gain was amortized as part of interest expense over the term of the debt using the effective-yield method.

During 2021 we completed the sale of $400 million aggregate principal amount of 4% Senior Notes due 2029 (the “4% Notes”). We received net proceeds from the offering of $395 million, after deducting the initial purchasers’ discount. The proceeds will be used for general corporate purposes.

The 4% Notes were issued pursuant to an indenture by and among the Company, certain guarantors from time to time party thereto, and U.S. Bank National Association, as trustee. The 4% Notes are the senior unsecured, unsubordinated obligations of the Company and are guaranteed, jointly and severally, by the Company’s current and, subject to certain exceptions, future subsidiaries that guarantee the Company’s secured revolving credit facility or certain other debt of the Company or the guarantors.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $12 million for 2021 and $8 million for both 2020 and 2019.

14. Other Liabilities

($ in millions)	January 29, 2022	January 30, 2021
Deferred taxes	$224	$18
Contingent consideration	35	—
Income taxes	28	31
Pension benefits	16	38
Postretirement benefits	11	12
Workers’ compensation and general liability reserves	8	8
Other	21	9
	$343	$116

\

15. Leases

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

Amounts recognized in the Consolidated Balance Sheet were as follows:

	January 29,	January 30,
($ in millions)	2022	2021
Operating leases:
Operating lease right-of-use assets	$2,616	$2,716

Operating lease liabilities classified as current	$572	$580
Operating lease liabilities classified as long-term	2,363	2,499
Total operating lease liabilities	$2,935	$3,079

2021 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 29,	January 30,
($ in millions)	2022	2021
Finance leases:
Property and equipment, net	$59	$10

Finance lease obligations classified as current	$6	$2
Finance lease obligations classified as long-tern	57	8
Total finance lease obligations	$63	$10

Other information related to our leases as of January 29, 2022 and January 30, 2021 consisted of the following:

	January 29,	January 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	6.7	6.7
Finance leases	15.0	4.4
Weighted-average discount rate
Operating leases	4.7%	5.0%
Finance leases	4.2%	4.1%

Total lease costs include fixed operating lease costs, variable lease costs, and short-term lease costs. Most of our real estate leases require us to pay certain expenses, such as CAM costs, real estate taxes, and other executory costs, of which the fixed portion is included in operating lease costs. Variable lease costs include non-lease components which are not fixed and are not included in determining the present value of our lease liability. Variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels that are recognized when probable.

Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. Amortization of leased equipment assets is classified in depreciation and amortization. The components of lease cost for 2021, 2020, and 2019 were as follows:

($ in millions)	2021	2020	2019
Operating lease costs	$653	$620	$668
Variable lease costs	331	290	332
Short-term lease costs	23	23	23
Sublease income	(1)	(1)	(1)
Total operating lease costs	1,006	932	1,022
Finance lease costs:
Amortization of leased assets	4	1	—
Interest on lease liabilities	1	—	—
Total finance lease costs	5	1	—
Total lease cost	$1,011	$933	$1,022

2021 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of January 29, 2022 are as follows:

($ in millions)	Operating leases	Finance leases	Total
2022	$686	$8	$694
2023	603	8	611
2024	512	8	520
2025	418	6	424
2026	323	4	327
Thereafter	899	53	952
Total lease payments	3,441	87	3,528
Less: Interest	506	24	530
Total lease liabilities	$2,935	$63	$2,998

As of January 29, 2022, we signed operating leases primarily for retail stores that have not yet commenced and the total future undiscounted lease payments under these leases are $87 million.

Supplemental cash flow information related to leases for the years ended January 29, 2022 and January 30, 2021 were as follows:

($ in millions)	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$790	$626
Right-of-use assets obtained in exchange for lease obligations	417	331
Cash paid for amounts included in measurement of finance lease liabilities	5	1
Leases obtained in exchange for finance lease obligations	4	11

16. Accumulated Other Comprehensive Loss

AOCL, net of tax, is comprised of the following:

($ in millions)	2021	2020	2019
Foreign currency translation adjustments	$(107)	$(64)	$(104)
Cash flow hedges	—	(1)	(3)
Unrecognized pension cost and postretirement benefit	(236)	(266)	(287)
	$(343)	$(331)	$(394)

The changes in AOCL for the year ended January 29, 2022 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of January 30, 2021	$(64)	$(1)	$(266)	$(331)

OCI before reclassification	(43)	1	—	(42)
Amortization of pension actuarial loss, net of tax	—	—	7	7
Pension remeasurement, net of tax	—	—	23	23
Other comprehensive income	(43)	1	30	(12)
Balance as of January 29, 2022	$(107)	$—	$(236)	$(343)

2021 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications to income from AOCL for the year ended January 29, 2022 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$10
Income tax benefit	(3)
Total, net of tax	$7

17. Income Taxes

The domestic and international components of pre-tax income are as follows:

($ in millions)	2021	2020	2019
Domestic	$1,244	$647	$591
International	(4)	(153)	81
Total pre-tax income	$1,240	$494	$672

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

($ in millions)	2021	2020	2019
Current:
Federal	$192	$114	$106
State and local	66	43	39
International	16	23	31
Total current tax provision	274	180	176
Deferred:
Federal	49	6	(1)
State and local	15	(2)	—
International	10	(13)	6
Total deferred tax provision	74	(9)	5
Total income tax provision	$348	$171	$181

Following the enactment of Public Law 115-97 (“Tax Act”) and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned.

At January 29, 2022, we had accumulated undistributed foreign earnings of approximately $617 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts.

We have not recorded a deferred tax liability for the difference between the financial statement carrying amount and the tax basis of our investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

2021 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase in valuation allowance	0.7	6.3	1.0
State and local income taxes, net of federal tax benefit	5.4	6.6	4.5
International income taxed at varying rates	2.4	4.3	1.9
Foreign tax credits	(1.4)	(2.4)	(2.0)
Domestic/foreign tax settlements	(0.3)	(0.5)	—
Federal tax credits	(0.1)	(0.4)	(0.2)
Other, net	0.4	(0.4)	0.8
Effective income tax rate	28.1%	34.5%	27.0%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets and liabilities are as follows:

	January 29,	January 30,
($ in millions)	2022	2021
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$133	$120
Employee benefits	38	52
Property and equipment	15	13
Operating leases - liabilities	720	811
Other	74	39
Total deferred tax assets	$980	$1,035
Valuation allowance	(80)	(76)
Total deferred tax assets, net	$900	$959
Deferred tax liabilities:
Merchandise inventories	$68	$62
Operating leases - assets	662	746
Goodwill and other intangible assets	155	13
Net investment gains	131	46
Other	22	9
Total deferred tax liabilities	$1,038	$876
Net deferred tax (liability) asset	$(138)	$83
Balance Sheet caption reported in:
Deferred taxes	$86	$101
Other liabilities	(224)	(18)
	$(138)	$83

Based upon the level of historical taxable income and projections for future taxable income, which are based upon our long-range strategic plans, management believes it is more likely than not that we will realize the benefits of deductible differences, net of the valuation allowances at January 29, 2022, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of January 29, 2022, we have a valuation allowance of $80 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $68 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of January 29, 2022, a valuation allowance of $11 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available.

2021 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, since we do not have any reasonably foreseeable sources of Canadian capital gains, a valuation allowance of $1 million was established since 2019 for a deferred tax asset arising from a capital loss associated with an uncollectible Canadian note receivable.

At January 29, 2022, we have international minimum tax credit carryforwards with a potential tax benefit of $3 million and operating loss carryforwards with a potential tax benefit of $114 million, a portion of which will expire between 2022 and 2036 and a portion of which will never expire. We will have, when realized, a capital loss with a potential benefit of $1 million arising from a Canadian note receivable. The Canadian loss will carryforward indefinitely after realization. The international operating loss carryforwards include nominal unrecognized tax benefits. We also have foreign tax credit carrybacks and carryforwards with a potential tax benefit of $15 million that will expire between 2022 and 2031.

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing the income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences.

The examination of our 2020 U.S. Federal income tax filing was concluded in March 2022. We are participating in the IRS’s Compliance Assurance Process (“CAP”) for 2022 and 2021. The 2021 CAP is expected to conclude during 2022. We are subject to state and local tax examinations from 2015 to the present. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

At January 29, 2022, we had $41 million of gross unrecognized tax benefits, of which $35 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. We recognized $1 million of interest expense in 2021, 2020, and 2019. The total amount of accrued interest and penalties was $3 million, $3 million, and $2 million in 2021, 2020, and 2019, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

($ in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$47	$45	$34
Foreign currency translation adjustments	(2)	3	(1)
Increases related to current year tax positions	3	2	3
Increases related to prior period tax positions	2	3	12
Decreases related to prior period tax positions	(3)	—	—
Settlements	(1)	(1)	(2)
Lapse of statute of limitations	(5)	(5)	(1)
Unrecognized tax benefits at end of year	$41	$47	$45

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2022 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings.

Due to the uncertainty of amounts and in accordance with our accounting policies, we have not recorded any potential consequences of these settlements. In addition, to the extent there are settlements in the future for certain foreign unrecognized tax benefits, the transition tax may also be revised accordingly.

2021 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At January 29, 2022, no contracts were outstanding. The notional value of the contracts outstanding January 30, 2021 was $69 million. The loss in AOCL was not significant for any of the periods presented.

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

The notional value of foreign exchange forward contracts outstanding at January 29, 2022 and January 30, 2021 was $99 million and $135 million, respectively. The foreign exchange forward contracts outstanding at January 29, 2022 extend less than twelve months into the future.

2021 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Contracts

The following represents the fair value of our derivative contracts.

	Balance Sheet	January 29,	January 30,
($ in millions)	Caption	2022	2021
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$—	$1
Foreign exchange forward contracts	Current liabilities	$1	$1

Notional Values and Foreign Currency Exchange Rates

The table below presents the notional amounts for all outstanding derivatives and the weighted-average exchange rates of foreign exchange forward contracts at January 29, 2022:

		Weighted-Average
($ in millions)	Contract Value	Exchange Rate
Intercompany
Buy US $/Sell CAD $	$2	1.2512
Buy US $/Sell AUD $	$2	1.3740
Buy US $/ Sell Yen	$95	116.2600

Business Risk

The retail business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in our business. We operate in 28 countries and purchased 87% of our merchandise in 2021 from our top 5 suppliers. In 2021, we purchased 68% of our athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our banners are highly dependent on Nike; they individually purchased 50% to 75% of their merchandise from Nike. Beginning with the fourth quarter of 2022, we do not expect any one supplier to represent more than 55% of merchandise purchases.

Included in our Consolidated Balance Sheet at January 29, 2022, are the net assets of our European operations, which total $505 million and are located in 19 countries, 11 of which have adopted the euro as their functional currency.

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

2021 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment is classified as a Level 1 instrument since the fair value is readily available in an active market.

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

The fair value of the contingent consideration liability associated with the atmos acquisition is estimated using an option pricing model simulation that determines an average projected payment value across numerous iterations. See Note 1 for further details.

Our derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of January 29, 2022			As of January 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$145	$—	$—	$—	$—	$—
Available-for-sale security	—	7	—	—	7	—
Foreign exchange forward contracts	—	—	—	—	1	—
Total assets	$145	$7	$—	$—	$8	$—
Liabilities
Contingent consideration	—	—	35	—	—	—
Foreign exchange forward contracts	—	1	—	—	1	—
Total liabilities	$—	$1	$35	$—	$1	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, other intangible assets, and minority investments that are not accounted for under the equity method of accounting. These assets are measured using Level 3 inputs, if determined to be impaired. As of January 29, 2022, cumulative impairments on our portfolio of minority investments were $53 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2.

($ in millions)	January 29, 2022	January 30, 2021
Carrying value (1)	$394	$100
Fair value	$389	$106

(1)	The carrying value of debt as of January 29, 2022 reflects $6 million of issuer’s discount and costs related to 4% Notes due in 2029.

The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

2021 Form 10-K Page 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

We have defined benefit pension plans covering certain of our North American employees. In May 2019, the U.S. qualified pension plan was amended such that all employees who were not participants in the plan as of December 31, 2019, will not become participants after such date. All benefit accruals were frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of December 31, 2019. For participants with more than eleven years of service as of December 31, 2019, benefit accruals will be frozen as of December 31, 2022. Participants will continue to accrue interest at a fixed rate of 6% per year.

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

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
($ in millions)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$753	$775	$13	$11
Service cost	16	14	—	—
Interest cost	18	21	—	—
Plan participants’ contributions	—	—	1	1
Actuarial (gain)/loss	(55)	8	—	2
Foreign currency translation adjustments	(1)	2	—	—
Benefits paid	(55)	(67)	(2)	(1)
Settlement	(2)	—	—	—
Benefit obligation at end of year	$674	$753	$12	$13

Change in plan assets
Fair value of plan assets at beginning of year	$716	$715
Actual return on plan assets	11	65
Employer contributions	3	1
Foreign currency translation adjustments	1	2
Benefits paid	(55)	(67)
Fair value of plan assets at end of year	$676	$716

Funded status	$2	$(37)	$(12)	$(12)

Amounts recognized on the balance sheet:
Other assets	$21	$3	$—	$—
Accrued and other liabilities	(3)	(2)	(1)	(1)
Other liabilities	(16)	(38)	(11)	(12)
	$2	$(37)	$(12)	$(13)

The Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation for both 2021 and 2020. In 2021, the U.S. qualified pension plan’s assets exceeded its accumulated benefit obligation. Our non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects the U.S. non-qualified plans for 2021 and 2020 and the U.S. qualified plan for 2020.

($ in millions)	2021	2020
Projected benefit obligation	$20	$706
Accumulated benefit obligation	20	706
Fair value of plan assets	—	666

2021 Form 10-K Page 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the amounts recognized in AOCL on a pre-tax basis:

	Pension	Postretirement
($ in millions)	Benefits	Benefits
Net actuarial loss (gain) at beginning of year	$361	$(2)
Amortization of net loss	(10)	—
Gain arising during the year	(31)	—
Net actuarial loss (gain) at end of year	$320	$(2)

The actuarial gains recognized during 2021 were primarily driven from an increase in discount rates applied against future expected benefit payments and resulted in a decrease in the benefit obligation for the pension benefit plans. This was partially offset by lower actual return as compared with the expected return on plan assets.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Discount rate	3.2%	2.5%	3.2%	2.8%
Rate of compensation increase	3.6%	3.6%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $652 million and $661 million for 2021 and 2020, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.5%	2.9%	4.0%	2.8%	3.0%	4.1%
Rate of compensation increase	3.6%	3.6%	3.6%
Expected long-term rate of return on assets	5.3%	5.5%	5.8%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.

The following are the components of net periodic pension benefit cost and net periodic postretirement benefit income.

	Pension Benefits			Postretirement Benefits
($ in millions)	2021	2020	2019	2021	2020	2019
Service cost	$16	$14	$20	$—	$—	$—
Interest cost	18	21	27	—	—	—
Expected return on plan assets	(35)	(37)	(37)	—	—	—
Amortization of net loss	10	12	12	—	(1)	(1)
Net benefit expense	$9	$10	$22	$—	$(1)	$(1)

Service cost is recognized as a component of SG&A and the remaining pension and postretirement expense components are recognized as part of Other income, net.

2021 Form 10-K Page 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2001, new retirees were charged the expected full cost of the medical plan, and then-existing retirees will incur 100% of the expected future increases in medical plan costs. Any changes in the health care cost trend rates assumed would not affect the accumulated benefit obligation or net benefit income, since retirees will incur 100% of such expected future increases.

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan that includes provisions for the continuation of medical and dental insurance benefits to certain executive officers and other key employees of the Company (“SERP Medical Plan”). The SERP Medical Plan’s accumulated projected benefit obligation at January 29, 2022 was $11 million. The following initial and ultimate cost trend rate assumptions were used to determine the benefit obligations under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2021	2020	2019	2021	2020	2019
Initial cost trend rate	6.3%	6.3%	6.5%	5.0%	5.0%	5.0%
Ultimate cost trend rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2025	2025	2025	2021	2020	2020

The following initial and ultimate cost trend rate assumptions were used to determine the net periodic cost under the SERP Medical Plan:

	Medical Trend Rate			Dental Trend Rate
	2021	2020	2019	2021	2020	2019
Initial cost trend rate	6.3%	6.5%	6.5%	5.0%	5.0%	5.0%
Ultimate cost trend rate	4.8%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the ultimate cost trend rate is reached	2028	2025	2025	2020	2020	2019

The mortality assumption used to value the 2021 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2021 for both males and females, while in the prior year the obligation was valued using the Pri-2012 mortality table with generational projection using MP-2020. For years ended January 29, 2022 and January 30, 2021, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations. For the SERP Medical Plan, the mortality assumption used to value the 2021 obligation was updated to the PriH-2012 table with generational projection using MP-2021, while in the prior year the obligation was valued using the PriH-2012 table with generational projection using MP-2020.

Plan Assets

The target composition of our Canadian qualified pension plan assets is 95% fixed-income securities and 5% equities. We believe plan assets are invested in a conservative manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility with regard to the funded status of the plan.

The target composition of our U.S. qualified pension plan assets is 70% fixed-income securities, 28.5% equities, and 1.5% real estate. We may alter the asset allocation targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation has and is expected to limit volatility with regard to the funded status of the plan, but may result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

2021 Form 10-K Page 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation of Investments

Significant portions of plan assets are invested in commingled trust funds. These funds are valued at the net asset value of units held by the plan at year end. Stocks traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date. The fair values of the Canadian pension plan assets at January 29, 2022 and January 30, 2021 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2021 Total	2020 Total*
Cash equivalents	$—	$6	$—	$6	$—
Equity securities:
Canadian and international (1)	3	—	—	3	3
Fixed-income securities:
Cash matched bonds (2)	—	36	—	36	47
Total assets at fair value	$3	$42	$—	$45	$50
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2021 and 2020.
(1)	This category comprises one mutual fund that invests primarily in a diverse portfolio of Canadian securities.
(2)	This category consists of fixed-income securities, including strips and coupons, issued or guaranteed by the Government of Canada, provinces or municipalities of Canada including their agencies and crown corporations, as well as other governmental bonds and corporate bonds.

The fair values of the U.S. pension plan assets at January 29, 2022 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2021 Total	2020 Total*
Cash equivalents	$—	$4	$—	$4	$4
Equity securities:
U.S. large-cap (1)	—	93	—	93	117
U.S. mid/small-cap (1)	—	24	—	24	34
International (2)	—	58	—	58	84
Corporate stock (3)	18	—	—	18	17
Fixed-income securities:
Long duration corporate and government bonds (4)	—	282	—	282	269
Intermediate duration corporate and government bonds (5)	—	143	—	143	119
Other types of investments:
Real estate securities (6)	—	9	—	9	22
Total assets at fair value	$18	$613	$—	$631	$666
*	Each category of plan assets is classified within the same level of the fair value hierarchy for 2021 and 2020.
(1)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.
(2)	This category comprises two managed funds that invest primarily in international common stocks, as well as other equity securities and a combination of other funds.
(3)	This category consists of the Company’s common stock.
(4)	This category consists of various fixed-income funds that invest primarily in long-term bonds, as well as a combination of other funds, that together are designed to exceed the performance of related long-term market indices.
(5)	This category consists of two fixed-income funds that invest primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to exceed the performance of related indices.
(6)	This category consists of one fund that invests in global real estate securities.

2021 Form 10-K Page 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions and Expected Payments

We were not required to make any contributions to the U.S. qualified pension plan in 2021 and 2020. We do not anticipate making any contributions to the U.S. qualified pension plan in 2022 due to the strong funded status of the plan, however we continually evaluate the amount and timing of any potential contributions based on market conditions and other factors. We paid $3 million and $1 million in pension benefits related to our non-qualified pension plans during 2021 and 2020, respectively.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

	Pension	Postretirement
($ in millions)	Benefits	Benefits
2022	$69	$1
2023	52	1
2024	50	1
2025	47	—
2026	46	—
2027-2031	203	3

Savings Plans

We have two qualified savings plans, a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. Eligible team members may contribute to the plans following 28 days of employment and are eligible for matching contributions upon completion of one year of service consisting of at least 1,000 hours. As of January 1, 2022, the savings plans allow eligible employees to contribute up to 40% of their compensation on a pre-tax basis, subject to a maximum of $20,500 for the U.S. plan and $15,000 for the Puerto Rico plan. Prior to January 1, 2020, we matched 25% of employees’ pre-tax contributions on up to the first 4% of the employees’ compensation (subject to certain limitations). Effective January 1, 2020, we match 100% of employees’ pre-tax contributions on up to the first 1% and 50% of the next 5% of the employees’ compensation (subject to certain limitations). Prior to January 1, 2020, such matching contributions were vested incrementally over the first five years of participation for both plans. Effective January 1, 2020, matching contributions are vested over two years. The charge to operations for matching contributions was $14 million, $13 million, and $4 million for 2021, 2020, and 2019, respectively.

With the acquisition of WSS in 2021, we became the sponsor of the 401(k) plan for WSS employees. Eligible team members may contribute to the plan following three months of employment and are eligible for matching contributions upon completion of one year of service consisting of at least 1,000 hours. The charge for matching contributions was an insignificant amount in 2021.

21. Share-Based Compensation

Stock Awards

Under our 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers and other employees, including our subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of common stock reserved for all awards to 14 million shares. As of January 29, 2022, there were 5,714,498 shares available for issuance under this plan.

2021 Form 10-K Page 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees Stock Purchase Plan

Under our 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10% of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of our common stock at 85% of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 1,974,376 shares available for purchase as of January 29, 2022. During 2021 and 2020, participating employees purchased 300,788 shares and 104,054 shares, respectively.

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

($ in millions)	2021	2020	2019
Options and shares purchased under the stock purchase plan	$6	$6	$6
Restricted stock units and performance stock units	23	9	12
Total share-based compensation expense	$29	$15	$18

Tax benefit recognized	$3	$2	$2

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

The following table shows the assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2021	2020	2019	2021	2020	2019
Weighted-average risk free rate of interest	0.9%	0.5%	2.2%	0.1%	1.8%	2.2%
Expected volatility	47%	37%	38%	45%	48%	54%
Weighted-average expected award life (in years)	5.5	4.9	5.5	1.0	1.0	1.0
Dividend yield	1.5%	4.3%	2.6%	4.0%	4.2%	3.1%
Weighted-average fair value	$20.22	$5.03	$17.07	$9.61	$13.97	$16.68

2021 Form 10-K Page 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information set forth in the following table covers options granted under our stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,540		$47.17
Granted	183		53.82
Exercised	(311)		33.28
Expired or cancelled	(201)		47.93
Options outstanding at January 29, 2022	3,211	4.8	$48.84
Options exercisable at January 29, 2022	2,472	3.7	$53.70

The total fair value of options vested was $4 million and $6 million during 2021 and 2020. During the year ended January 29, 2022, we received $10 million in cash from option exercises and recognized a related tax benefit of $2 million.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

($ in millions)	2021	2020	2019
Exercised	$8	$3	$5

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

($ in millions)	2021
Outstanding	$20
Outstanding and exercisable	$8

As of January 29, 2022, there was $2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

The following table summarizes information about stock options outstanding and exercisable at January 29, 2022:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	965	6.2	$23.91	467	$26.32
$44.78 - $48.98	471	3.7	45.01	471	45.01
$53.61 - $58.94	523	6.5	56.71	282	57.94
$62.02 - $72.83	1,252	3.4	66.23	1,252	66.23
	3,211	4.8	$48.84	2,472	$53.70

2021 Form 10-K Page 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) may be awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to officers and certain key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied.

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

Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period, provided the recipient continues to be employed. RSU and PSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,348		$38.48
Granted	450		54.28
Vested	(523)		43.58
Performance adjustment (1)	240
Forfeited	(124)		39.49
Nonvested at January 29, 2022	1,391	1.5	$43.95

Aggregate value ($ in millions)	$61
(1)	This represents adjustments made to PSU awards reflecting changes in estimates based upon our current performance against predefined financial targets.

The total fair value of awards vested was $23 million, $6 million, and $5 million, for 2021, 2020, and 2019, respectively. At January 29, 2022, there was $33 million of total unrecognized compensation cost related to nonvested awards.

22. Shareholder Rights Plan

In 2020, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record at the close of business on December 18, 2020. The rights expired in accordance with their terms on December 7, 2021 and the rights plan is no longer effective.

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

2021 Form 10-K Page 75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Quarterly Results (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Sales
2021	2,153	2,275	2,189	2,341	$8,958
2020	1,176	2,077	2,106	2,189	$7,548
Gross margin (1)
2021	749	798	760	773	$3,080
2020	271	538	650	724	$2,183
Income from operations (2)
2021	282	264	196	118	$860
2020	(105)	69	178	161	$303
Net income attributable to Foot Locker, Inc. (3), (4), (5)
2021	202	430	158	103	$893
2020	(110)	45	265	123	$323
Basic earnings per share (6)
2021	1.95	4.14	1.53	1.04	$8.72
2020	(1.06)	0.43	2.54	1.18	$3.10
Diluted earnings per share (6)
2021	1.93	4.09	1.52	1.02	$8.61
2020	(1.06)	0.43	2.52	1.17	$3.08
(1)	Gross margin represents sales less cost of sales. Cost of sales includes: the cost of merchandise, freight, distribution costs including related depreciation expense, shipping and handling, occupancy and buyers’ compensation. Occupancy costs include rent (including fixed common area maintenance charges and other fixed non-lease components), real estate taxes, general maintenance, and utilities.
(2)	Represents income before income taxes, net interest income and non-operating income.
(3)	During the first, second, third, and fourth quarters of 2021, we recorded impairment and other charges totaling $4 million, $36 million, $57 million, and $75 million, respectively. During the first, second, third, and fourth quarters of 2020, we recorded impairment and other charges totaling $16 million, $38 million, $4 million, and $59 million, respectively. See Note 4, Impairment and Other Charges for additional information.
(4)	During the second quarter of 2021, we recorded a benefit of $290 million related to GOAT. During the third quarter of 2020, we recorded a benefit of $190 million. Additionally, during the second quarter of 2021 we invested $68 million to take a common stock minority stake in Retailors, Ltd. at a discount to the initial public offering price, which represented a non-cash gain for the year. See Note 5, Other Income for further information.
(5)	Quarterly income per share amounts may not total to the annual amount due to changes in weighted-average shares outstanding during the year.

2021 Form 10-K Page 76

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2022. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022. KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in this annual report, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting.

During 2021, we closed on the acquisitions of WSS and atmos and we excluded both of these businesses from the scope of management’s report on internal control over financial reporting and will include them in scope, if necessary, for the year ending January 28, 2023. This process may result in additions or changes to our internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting- the report appears on the following page.

2021 Form 10-K Page 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired WSS and atmos during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022, WSS and atmos’ internal control over financial reporting associated with approximately 6.4% of total consolidated assets, excluding goodwill and intangibles assets, which are included within the scope of the assessment, and approximately 2.7% of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended January 29, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of WSS and atmos.

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

March 24, 2022

2021 Form 10-K Page 78

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the section captioned “Proposal 1: Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth in Item 4A in Part I.

(c)	Information on our audit committee and the audit committee financial expert will be contained in the Proxy Statement under the section captioned “Committees of the Board” and is incorporated herein by reference.
(d)	Information about the Code of Business Conduct applicable to our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, will be set forth under the heading “Code of Business Conduct” under the Governance section of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Director Compensation” through and including the section captioned “Excess Savings Plan” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information set forth in the Proxy Statement under the section captioned “Share Ownership” is incorporated herein by reference. Equity compensation plan information is contained under the “Stock Awards” and “Employees Stock Purchase Plan” sections of the Share-Based Compensation note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth in the Proxy Statement under the section captioned “Directors’ Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the principal accounting fees and services is set forth under the section captioned “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s preapproval policies and procedures is set forth in the section captioned “Audit Committee Preapproval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits are on pages 80 through 82.

Item 16. Form 10-K Summary

None.

2021 Form 10-K Page 79

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

3.2	By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 20, 2018 filed on February 22, 2018).

4.1*	Description of Registrant’s Securities.

4.2

Indenture, dated as of October 5, 2021, by and among the Registrant, certain guarantors from time to time party thereto, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 29, 2021 filed on October 5, 2021.

4.3	Form of 4% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the September 29, 2021 Form 8-K).
10.1

Credit Agreement, dated as of May 19, 2016, among the Registrant, the guarantors party thereto, the lenders party thereto and Wells Fargo, National Association, as agent, letter of credit issuer and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2016 filed on May 19, 2016).

10.2

Amendment No. 1 to Credit Agreement, dated as of July 14, 2020, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 14, 2020 filed on July 16, 2020).

10.3

Amendment No. 2 to Credit Agreement, dated as of May 19, 2021, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative agent, letter of credit issuer, and swing line lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Foot Locker, Inc. on May 20, 2021).

10.4†

2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 23, 2014 filed on December 31, 2014.

10.5†

Amendment No. 1 to 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 23, 2017).

10.6†	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

2021 Form 10-K Page 80

Exhibit No.	Description
10.7†	Executive Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).

10.8†*	Form of Stock Option Award Agreement.

10.9†*	Form of Restricted Stock Unit Award Agreement for Executives.

10.10†*	Form of Restricted Stock Unit Award Agreement for Directors.

10.11†*	Form of Performance Stock Unit Award Agreement.

10.12†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.13†

Amendment No. 1 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.14†

Amendment No. 2 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

10.15†

Supplemental Executive Retirement Plan (the “SERP”), as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).

10.16†	Amendment No. 1 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).

10.17†	Amendment No. 2 to SERP (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014.

10.18†	Amendment No. 3 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019).

10.19†	Amendment No. 4 to SERP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 filed on September 11, 2019).

10.20†	Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.21†

Amendment No. 1 to Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.22†

Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.23†	Excess Savings Plan (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed on March 25, 2021).

10.24†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).

10.25†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).

10.26†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).

2021 Form 10-K Page 81

Exhibit No.	Description
10.27	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).

10.28*	Form of Indemnification Agreement, as amended.

10.29

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.30	Amendment No. 1 to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

10.31†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.32†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

10.33†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE* 104*	XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10.1).

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

2021 Form 10-K Page 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ RICHARD A. JOHNSON
Richard A. Johnson Chairman, President and Chief Executive Officer

Date: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2022, by the following persons on behalf of the Company and in the capacities indicated.

/s/ RICHARD A. JOHNSON	/s/ ANDREW E. PAGE
Richard A. Johnson	Andrew E. Page
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO
Giovanna Cipriano
Senior Vice President and Chief Accounting Officer

/s/ VIRGINIA C. DROSOS	/s/ STEVEN OAKLAND
Virginia C. Drosos	Steven Oakland
Director	Director

/s/ ALAN D. FELDMAN	/s/ ULICE PAYNE, JR.
Alan D. Feldman	Ulice Payne, Jr.
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ KIMBERLY K. UNDERHILL
Guillermo G. Marmol	Kimberly K. Underhill
Director	Director

/s/ MATTHEW M. MCKENNA	/s/ TRISTAN WALKER
Matthew M. McKenna	Tristan Walker
Director	Director

/s/ DARLENE NICOSIA	/s/ DONA D. YOUNG
Darlene Nicosia	Dona D. Young
Director	Lead Director

2021 Form 10-K Page 83

2021 Form 10-K Page 84