Form 10-Q
period 2022-04-30
FOOT LOCKER, INC.
filed 2022-06-08
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2022

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

Number of shares of Common Stock outstanding as of May 27, 2022: 94,510,269

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to a change in the relationship with any of our key suppliers, including the unavailability of premium products at competitive prices, a change in negotiated volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders and return excess or unneeded merchandise; our ability to fund our planned capital investments; volatility in the financial markets or other global economic factors; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from recent or future acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; liquidity; cash flow from operations; use of cash and cash requirements; borrowing capacity and use of proceeds; repatriation of cash to the United States; supply chain issues, including delays in merchandise receipts and increasing cost pressure caused by higher oceanic shipping and freight costs; labor shortages; expectations regarding increased wages; inflation; consumer spending levels; the effect of governmental assistance programs; social unrest; the direct and indirect effects of all variants of the coronavirus pandemic (COVID-19) on our business, including any adverse effects of COVID-19 vaccine mandates or other safety protocols; expectations regarding increasing global taxes; the effect of government regulation, including changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this filing. Additional risks and uncertainties that we do not presently know about or that we currently consider to be insignificant may also affect our business operations and financial performance. The Company does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report for a discussion of certain risks relating to our business and any investment in our securities. We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	May 1,	January 29,
($ in millions, except share amounts)	2022	2021	2022*
ASSETS

Current assets:
Cash and cash equivalents	$551	$1,963	$804
Merchandise inventories	1,401	1,021	1,266
Other current assets	281	283	293
	2,233	3,267	2,363
Property and equipment, net	899	769	917
Operating lease right-of-use assets	2,566	2,700	2,616
Deferred taxes	79	101	86
Goodwill	783	159	797
Other intangible assets, net	441	16	454
Minority investments	759	342	781
Other assets	118	88	121
	$7,878	$7,442	$8,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$565	$658	$596
Accrued and other liabilities	428	572	561
Current portion of debt and obligations under finance leases	6	101	6
Current portion of lease obligations	557	582	572
	1,556	1,913	1,735
Long-term debt and obligations under finance leases	450	8	451
Long-term lease obligations	2,323	2,470	2,363
Other liabilities	334	121	343
Total liabilities	4,663	4,512	4,892
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 99,233,112; 104,286,151; and 99,070,796 shares issued, respectively	779	791	770
Retained earnings	2,995	2,507	2,900
Accumulated other comprehensive loss	(384)	(326)	(343)
Less: Treasury stock at cost: 4,731,931; 886,661; and 2,050,000 shares, respectively	(178)	(47)	(88)
Noncontrolling interest	3	5	4
Total shareholders' equity	3,215	2,930	3,243
	$7,878	$7,442	$8,135
*

The balance sheet at January 29, 2022 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2022.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2022 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended
	April 30,	May 1,
($ in millions, except per share amounts)	2022	2021
Sales	$2,175	$2,153

Cost of sales	1,435	1,404
Selling, general and administrative expenses	463	418
Depreciation and amortization	54	45
Impairment and other charges	6	4
Income from operations	217	282

Interest expense, net	(5)	(2)
Other (expense) / income, net	(22)	4
Income before income taxes	190	284
Income tax expense	58	82
Net income	132	202
Net loss attributable to noncontrolling interests	1	—
Net income attributable to Foot Locker, Inc.	$133	$202

Basic earnings per share	$1.38	$1.95
Weighted-average shares outstanding	96.1	103.6

Diluted earnings per share	$1.37	$1.93
Weighted-average shares outstanding, assuming dilution	97.2	105.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2022 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Net income attributable to Foot Locker, Inc.	$133	$202
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $(1), and $1, respectively	(44)	4

Cash flow hedges:
Change in fair value of derivatives, net of income tax expense of $-, and $-, respectively	1	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1, respectively	2	1
Comprehensive income	$92	$207

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2022 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	88							—
Issued under director and stock plans	74	2						2
Share-based compensation expense		7						7
Shares of common stock used to satisfy tax withholding obligations			(32)	(1)				(1)
Share repurchases			(2,650)	(89)				(89)
Net income					133		(1)	132
Cash dividends declared on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(44)		(44)
Change in cash flow hedges, net of tax						1		1
Pension and postretirement adjustments, net of tax						2		2
Balance at April 30, 2022	99,233	$779	(4,732)	$(178)	$2,995	$(384)	$3	$3,215

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	468							—
Issued under director and stock plans	125	4						4
Share-based compensation expense		8						8
Shares of common stock used to satisfy tax withholding obligations			(192)	(10)				(10)
Share repurchases			(621)	(34)				(34)
Net income					202			202
Cash dividends declared on common stock ($0.20 per share)					(21)			(21)
Translation adjustment, net of tax						4		4
Pension and postretirement adjustments, net of tax						1		1
Balance at May 1, 2021	104,286	$791	(887)	$(47)	$2,507	$(326)	$5	$2,930

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2022 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
From operating activities:
Net income	$132	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment and other charges	3	2
Fair value adjustments to minority investments	25	—
Depreciation and amortization	54	45
Deferred income taxes	3	7
Share-based compensation expense	7	8
Change in assets and liabilities:
Merchandise inventories	(150)	(94)
Accounts payable	(25)	255
Accrued and other liabilities	(80)	(25)
Insurance recovery received for inventory loss	—	8
Other, net	10	(10)
Net cash (used in) provided by operating activities	(21)	398
From investing activities:
Capital expenditures	(95)	(51)
Purchase of business, net of cash acquired	(7)	—
Minority investments	(3)	(8)
Proceeds from sale of property	—	3
Insurance proceeds related to loss on property and equipment	—	2
Net cash used in investing activities	(105)	(54)
From financing activities:
Purchase of treasury shares	(89)	(34)
Dividends paid on common stock	(38)	(21)
Payment of obligations under finance leases	(2)	—
Proceeds from exercise of stock options	2	4
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(10)
Net cash used in financing activities	(128)	(61)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1)	—
Net change in cash, cash equivalents, and restricted cash	(255)	283
Cash, cash equivalents, and restricted cash at beginning of year	850	1,718
Cash, cash equivalents, and restricted cash at end of period	$595	$2,001

Cash paid during the year:
Interest	$8	$1
Income taxes	$18	$32
Cash paid for amounts included in measurement of operating lease liabilities	$174	$179

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$138	$114

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2022 Form 10-Q Page 5

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

The results of operations for the period ended April 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2022. Specifically, the ongoing COVID-19 pandemic and its continuing effect on our operations and traffic to our stores, as well as port delays, our distribution capabilities, and distribution capabilities of our suppliers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2021 Form 10-K.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2021 Form 10-K.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Acquisitions

In 2021, we acquired WSS and atmos, two businesses that will allow us to further differentiate our product offerings, as well as our customer base, and diversify our retail store and omnichannel portfolio.

WSS

During the thirteen weeks ended April 30, 2022, we paid an additional $4 million upon the finalization of the value of net assets acquired, with a corresponding increase to goodwill as compared with the amounts presented in the most recent annual report. The aggregate purchase price for the acquisition has increased to $811 million ($741 million, net of cash acquired).

First Quarter 2022 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The following table represents the final allocation of the purchase price for WSS.

($ in millions)
Assets acquired:
Cash and cash equivalents	$70
Merchandise inventories	82
Other current assets	10
Property and equipment, net	133
Operating lease right-of-use assets	143
Tradenames	296
Customer relationships	13
Other assets	4
Liabilities assumed:
Accounts payable	$(58)
Current portion of obligations under finance leases	(3)
Current portion of lease obligations	(19)
Long-term portion of obligations under finance leases	(50)
Long-term lease obligations	(127)
Deferred taxes	(84)
Other liabilities	(4)

Goodwill	405
Total purchase price	$811

atmos

During the thirteen weeks ended April 30, 2022, we paid an additional $3 million in connection with the finalization of certain post-closing conditions. The aggregate purchase price for the acquisition has increased to $363 million, subject to adjustment for the finalization of the value of net assets acquired and other post-closing matters. The acquisition was funded with available cash. The preliminary purchase price includes contingent consideration initially measured at $35 million, which can reach up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The fair value of the contingent consideration has not changed from the initial measurement. The preliminary purchase price does not yet reflect the finalization of the net working capital provisions and other post-closing adjustments. At closing, we placed $30 million in escrow, and an additional $11 million will be payable if certain post-closing conditions are satisfied. We made a payment of $5 million during the second quarter of 2022 and expect to finalize the other amounts by the end of this fiscal year.

The following table represents the preliminary allocation of the purchase price for atmos and includes fair value adjustments to certain assets and liabilities since our most recent annual report. Goodwill remained unchanged at $242 million from the amount reported at year end, however changes included the additional purchase price, revised downward valuation of the tradenames and the addition of the customer list intangible. The adjustments did not have a significant effect on the consolidated results of operations. We determined that the atmos tradenames will have an indefinite life and will not be amortized.

We are assessing the tax deductibility of the goodwill related to the acquisition.

First Quarter 2022 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The following table represents the preliminary allocation of the purchase price for atmos.

($ in millions)
Assets acquired:
Cash and cash equivalents	$6
Merchandise inventories	22
Other current assets	12
Property and equipment, net	7
Operating lease right-of-use assets	44
Tradenames	130
Customer relationships	9
Other assets	6
Liabilities assumed:
Accounts payable	$(10)
Current portion of lease obligations	(10)
Other current liabilities	(8)
Long-term lease obligations	(35)
Deferred taxes	(44)
Other liabilities	(8)

Goodwill (1)	242
Total purchase price (2)	$363

(1)	Goodwill represented on this table is at the exchange rate in effect as of the date of acquisition.
(2)	Total purchase price consists of $328 million in cash and $35 million of contingent consideration.

3. Revenue

The table below presents sales disaggregated based upon sales channel. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Sales by Channel
Stores	$1,776	$1,620
Direct-to-customers	399	533
Total sales	$2,175	$2,153

Sales disaggregated based upon geographic area are presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Sales by Geography
United States	$1,632	$1,713
International	543	440
Total sales	$2,175	$2,153

First Quarter 2022 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue (continued)

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	April 30,	May 1,
($ in millions)	2022	2021
Gift card liability at beginning of year	$46	$41
Redemptions	(65)	(56)
Breakage recognized in sales	(4)	(4)
Activations	60	62
Gift card liability	$37	$43

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

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Sales	$2,175	$2,153

Operating Results
Division profit	260	315
Less: Impairment and other charges (1)	6	4
Less: Corporate expense (2)	37	29
Income from operations	217	282
Interest expense, net	(5)	(2)
Other (expense) / income, net (3)	(22)	4
Income before income taxes	$190	$284
(1)	We recorded pre-tax charges of $6 million and $4 million during the first quarter of 2022 and 2021, respectively, as detailed in Note 5, Impairment and Other Charges.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other (expense) income, net for the thirteen weeks ended April 30, 2022 primarily consisted of a $25 million loss on the change in fair value of our investment in Retailors, Ltd., a publicly-listed entity, which was partially offset by other income.

First Quarter 2022 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Impairment and Other Charges

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Impairment of long-lived assets and right-of-use assets	$3	$—
Acquisition and integration costs	2	—
Other	1	—
Impairment of investments	—	2
Reorganization costs	—	2
Total impairment and other charges	$6	$4

During the first quarter of 2022, we recorded impairment charges of $3 million related to long-lived assets and right-of-use assets as well as accelerated tenancy charges, $2 million of acquisition and integration costs related to WSS and atmos, and $1 million of other expenses.

In the first quarter of 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments. Additionally, in connection with the reorganization of certain support functions, we recorded severance charges of $2 million.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	April 30,	May 1,
($ in millions)	2022	2021
Cash and cash equivalents	$551	$1,963
Restricted cash included in other current assets	8	8
Restricted cash included in other non-current assets	36	30
Cash, cash equivalents, and restricted cash	$595	$2,001

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

7. Goodwill

See footnote 2, Acquisitions, for additional information on our recent acquisitions. We review goodwill for impairment annually during the first quarter of each fiscal year, or more frequently if impairment indicators arise. The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test.

The results of the first quarter analysis did not result in an impairment since the fair value of each reporting unit exceeded its carrying value.

First Quarter 2022 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	April 30, 2022			May 1, 2021
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$101	$(98)	$3	$119	$(115)	$4
Trademarks/tradenames (2)	18	(18)	—	20	(17)	3
Customer lists	20	(4)	16	—	—	—
	$139	$(120)	$19	$139	$(132)	$7

Indefinite life intangible assets: (1)
Trademarks/tradenames			$422			$9
Other intangible assets, net			$441			$16
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.
(2)	During the fourth quarter of 2021, we recorded a non-cash impairment charge related to the Footaction tradename.

In connection with the acquisitions of WSS and atmos, we recognized indefinite life intangible assets of $296 million for WSS related tradenames and $130 million for atmos related tradenames. Additionally, we recognized customer list intangible assets of $13 million for WSS and $9 million for atmos, both of which will be amortized over 3 years. The intangibles related to atmos were originally recorded at the exchange rate in effect as of the date of acquisition and are presented in the above table at current period exchange rates. Amortizing intangible assets primarily represent the WSS and atmos customer lists, lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe.

Amortization expense recorded is as follows:

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Amortization expense	$3	$1

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2022	$6
2023	7
2024	5
2025	1

First Quarter 2022 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	April 30,	May 1,	January 29,
($ in millions)	2022	2021	2022
Foreign currency translation adjustments	$(151)	$(60)	$(107)
Cash flow hedges	1	(1)	—
Unrecognized pension cost and postretirement benefit	(234)	(265)	(236)
	$(384)	$(326)	$(343)

The changes in AOCL for the thirteen weeks ended April 30, 2022 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Cash Flow	Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of January 29, 2022	$(107)	—	$(236)	$(343)

OCI before reclassification	(44)	1	1	(42)
Amortization of pension actuarial loss, net of tax	—	—	1	1
Pension remeasurement, net of tax	—	—	—	—
Other comprehensive income	(44)	1	2	(41)
Balance as of April 30, 2022	$(151)	$1	$(234)	$(384)

Reclassifications from AOCL for the thirteen weeks ended April 30, 2022 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$2
Income tax benefit	(1)
Total, net of tax	$1

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

First Quarter 2022 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements (continued)

In 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd, which is traded on the Tel Aviv stock exchange. This investment is classified as a Level 1 instrument since the fair value is readily available in an active market.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of April 30, 2022			As of May 1, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$120	$—	$—	$—	$—	$—
Available-for-sale security	—	6	—	—	7	—
Foreign exchange forward contracts	—	2	—	—	2	—
Total assets	$120	$8	$—	$—	$9	$—
Liabilities
Contingent consideration	—	—	35	—	—	—
Foreign exchange forward contracts	—	—	—	—	4	—
Total liabilities	$—	$—	$35	$—	$4	$—

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

Minority investments measured using the fair value measurement alternative had a carrying value of $579 million and $323 million as of April 30, 2022 and May 1, 2021, respectively.

First Quarter 2022 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements (continued)

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The balance as of April 30, 2022 includes the $400 million 4% Notes.

The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	April 30, 2022	May 1, 2021
Carrying value (1)	$394	$99
Fair value	$332	$104
(1)	The carrying value of debt as of April 30, 2022 reflects $6 million of issuer’s discount and costs related to the 4% Notes.

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended
	April 30,	May 1,
(in millions, except per share data)	2022	2021
Net income attributable to Foot Locker, Inc.	$133	$202

Weighted-average common shares outstanding	96.1	103.6
Dilutive effect of potential common shares	1.1	1.4
Weighted-average common shares outstanding assuming dilution	97.2	105.0

Earnings per share - basic	$1.38	$1.95
Earnings per share - diluted	$1.37	$1.93

Anti-dilutive share-based awards excluded from diluted calculation	2.5	1.7

Performance stock units related to our long-term incentive programs of 0.9 million and 0.4 million have been excluded from diluted weighted-average shares for the periods ended April 30, 2022 and May 1, 2021, respectively. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

First Quarter 2022 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income, net.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Service cost	$4	$4
Interest cost	5	4
Expected return on plan assets	(8)	(9)
Amortization of net loss	2	3
Net benefit expense	$3	$2

13. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Options and employee stock purchase plan	$1	$2
Restricted stock units and performance stock units	6	6
Total share-based compensation expense	$7	$8

Tax benefit recognized	$1	$1

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the thirteen weeks ended April 30, 2022 and May 1, 2021.

	Stock Option Plans		Stock Purchase Plan
	April 30,	May 1,	April 30,	May 1,
	2022	2021	2022	2021
Weighted-average risk free rate of interest	2.3%	0.9%	0.1%	0.2%
Expected volatility	50%	47%	40%	48%
Weighted-average expected award life (in years)	5.5	5.5	1.0	1.0
Dividend yield	3.9%	1.5%	1.8%	5.6%
Weighted-average fair value	$10.42	$20.22	$29.46	$6.35

First Quarter 2022 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation (continued)

The information in the table below provides activity under our stock option plans for the thirteen weeks ended April 30, 2022.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,211		$48.84
Granted	506		30.97
Exercised	(74)		28.75
Expired or cancelled	(115)		54.60
Options outstanding at April 30, 2022	3,528	5.5	$46.51
Options exercisable at April 30, 2022	2,665	4.3	$51.41
Options available for future grant at April 30, 2022	2,296

The total fair value of options vested during thirteen weeks ended April 30, 2022 and May 1, 2021 was $4 million for both periods. The cash received and related tax benefits realized from option exercises during the thirteen weeks ended April 30, 2022 were $2 million and not significant, respectively.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Exercised	$—	$3

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Outstanding	$6	$48
Outstanding and exercisable	$4	$27

As of April 30, 2022, there was $7 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.8 years.

First Quarter 2022 Form 10-Q Page 16

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation (continued)

The table below summarizes information about stock options outstanding and exercisable at April 30, 2022.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	1,372	7.7	$26.18	624	$24.04
$44.78 - $48.98	453	3.6	45.02	452	45.02
$53.61 - $58.94	510	6.3	56.66	396	57.48
$62.02 - $72.83	1,193	3.3	66.13	1,193	66.13
	3,528	5.5	$46.51	2,665	$51.41

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

Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period. RSU and PSU activity for the thirteen weeks ended April 30, 2022 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,391		$43.95
Granted	979		30.17
Vested	(88)		58.39
Performance adjustment (1)	(22)
Forfeited	(21)		35.15
Nonvested at April 30, 2022	2,239	2.0	$36.85

Aggregate value ($ in millions)	$83
(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

First Quarter 2022 Form 10-Q Page 17

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation (continued)

The total value of RSU and PSU awards that vested during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $5 million and $21 million, respectively. As of April 30, 2022, there was $54 million of total unrecognized compensation cost related to nonvested awards.

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

First Quarter 2022 Form 10-Q Page 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, atmos, WSS, Footaction, and Sidestep. As of April 30, 2022, we operated 2,815 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 28 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia, as well as websites and mobile apps. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

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

Store Count

At April 30, 2022, we operated 2,815 stores as compared with 2,858 and 2,952 stores at January 29, 2022 and May 1, 2021, respectively.

Franchise Operations

A total of 148 franchised stores were operating at April 30, 2022, as compared with 142 and 131 stores at January 29, 2022 and May 1, 2021, respectively. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

COVID-19 Update

COVID-19 had a significant effect on overall economic conditions in the various geographic areas in which we have operations. We have made best efforts to comply with all precautionary measures as directed by health authorities and local, state, and national governments. We continue to monitor outbreaks of COVID-19 which cause store closures, reduced operating hours, capacity limitations, and social distancing that may be required to help ensure the health and safety of our team members and our customers. COVID-19 has had, and may continue to have, an effect on ports and trade, as well as global travel.

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

First Quarter 2022 Form 10-Q Page 19

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

Effective with the first quarter of 2022, the calculation for non-GAAP earnings will exclude gains and losses from all minority investments, including the adjustments related to the investment in Retailors, Ltd. We believe this is a more representative measure of our recurring earnings, assists in the comparability of results, and is consistent with how management reviews performance. The non-GAAP results for 2021 will be recast, as applicable, to conform to the current year’s presentation. As we report quarterly results through 2022, we will provide updated non-GAAP reconciliations for the corresponding prior year’s quarter under this revised definition. First quarter 2021’s results were not affected by this change.

Presented below is a reconciliation of GAAP and non-GAAP.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions, except per share amounts)	2022	2021
Pre-tax income:
Income before income taxes	$190	$284
Pre-tax amounts excluded from GAAP:
Impairment and other charges	6	4
Other expense	24	—
Adjusted income before income taxes (non-GAAP)	$220	$288

After-tax income:
Net income attributable to Foot Locker, Inc.	$133	$202
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $2 and $1, respectively	4	3
Other expense, net of income tax benefit of $6 and $-, respectively	18	—
Adjusted net income (non-GAAP)	$155	$205

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
Earnings per share:
Diluted earnings per share	$1.37	$1.93
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.05	0.03
Other expense	0.18	—
Adjusted diluted earnings per share (non-GAAP)	$1.60	$1.96

First Quarter 2022 Form 10-Q Page 20

During the thirteen weeks ended April 30, 2022, we recorded pre-tax charges of $6 million and $4 million, respectively, classified as Impairment and Other. See the Impairment and Other Charges section for further information.

Other expense for the thirteen weeks ended April 30, 2022, primarily consisted of a $25 million loss on the change in fair value of our investment in Retailors, Ltd., a publicly-listed entity, which was partially offset by $1 million of dividend income and other various equity method investments.

Segment Reporting

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, WSS, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business that includes internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker and Kids Foot Locker and the related e-commerce businesses operating in Australia, New Zealand, and Asia, as well as atmos, which operates primarily in Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Sales	$2,175	$2,153

Operating Results
Division profit	260	315
Less: Impairment and other charges (1)	6	4
Less: Corporate expense (2)	37	29
Income from operations	217	282
Interest expense, net	(5)	(2)
Other (expense) income, net (3)	(22)	4
Income before income taxes	$190	$284
(1)	See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income includes non-operating items, franchise royalty income, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other (expense)/income, net section for further information.

First Quarter 2022 Form 10-Q Page 21

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

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Stores
Sales	$1,776	$1,620
$ Change	$156
% Change	9.6%
% of total sales	81.7%	75.2%
Comparable sales increase	7.9%	97.4%

Direct-to-customers
Sales	$399	$533
$ Change	$(134)
% Change	(25.1)%
% of total sales	18.3%	24.8%
Comparable sales (decrease)/increase	(29.0)%	43.0%

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen weeks ended April 30, 2022 as compared with the corresponding prior-year period.

	Sales at constant currencies, excluding acquisitions	Comparable Sales
North America	(16.9)%	(11.8)%
EMEA	60.9%	56.3%
Asia Pacific	14.5%	10.0%
	(6.0)%	(1.9)%

For the thirteen weeks ended April 30, 2022, total sales increased by $22 million, or 1.0%, to $2,175 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by $63 million, or 3.0%, for the thirteen weeks ended April 30, 2022. Sales from our acquired WSS and atmos banners were $138 million and $49 million, respectively, during the first quarter of 2022.

The period over period comparisons were affected by the closures necessitated by the COVID-19 pandemic, as our stores were open for approximately 80% of the total available operating days during the first quarter of 2021 as compared with approximately 98% this year. Total comparable sales represented a decrease of 1.9% for the quarter.

First Quarter 2022 Form 10-Q Page 22

Our direct-to-customer channel saw significant decreases as shoppers navigated back to physical locations, partially offset by an increase in our stores channel as a result of the temporary store closures during 2021.

As summarized on the prior page, our North American operating segment’s sales for the quarter were negatively affected primarily by the significant fiscal stimulus which contributed to last year’s growth. North American sales were also negatively affected by the wind down of the Footaction business, last year we operated 231 stores as compared with 22 this quarter. Within EMEA, sales from the Foot Locker and Sidestep banners increased primarily in line with the increase in operating days, resulting from COVID-19 related store closures in the prior year. Asia Pacific generated increases from both strong performance in Australia and New Zealand, coupled with growth in Asia, based on expansion in that region, and primarily related to the growth in e-commerce sales.

From a product perspective for the combined channels, sales decline in the quarter was primarily related to decreased sales of footwear, slightly offset by increased sales of apparel and accessories. The decline in sales of footwear primarily represented a decline in sales of men’s and kids’ basketball footwear styles, partially offset by an increase in sales of women’s footwear. Apparel sales benefited from increases in sales across all wearer segments, led by sales of men’s and women’s apparel.

Gross Margin

	Thirteen weeks ended
	April 30,	May 1,
	2022	2021
Gross margin rate	34.0%	34.8%
Basis point decrease in the gross margin rate	(80)
Components of the change:
Merchandise margin rate decline	(80)
Occupancy and buyers’ compensation expense rate	-

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

The gross margin rate decreased to 34.0% for the thirteen weeks ended April 30, 2022, as compared with the corresponding prior-year period, reflecting an 80-basis point decrease in the merchandise margin rate, while occupancy and buyers’ compensation rate remained unchanged. The decline in merchandise margin rate reflects higher supply chain costs and slightly higher markdowns versus historically-low levels last year.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
SG&A	$463	$418
$ Change	$45
% Change	10.8%
SG&A as a percentage of sales	21.3%	19.4%

SG&A increased by $45 million, or $55 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended April 30, 2022, as compared with the corresponding prior-year period. Our newly acquired businesses contributed $34 million to the overall increase. As a percentage of sales, SG&A increased by 190 basis points for the thirteen weeks ended April 30, 2022, driven by higher labor costs, information technology and support expenses this quarter, as well as the effect of COVID-19 related matters in the prior year.

First Quarter 2022 Form 10-Q Page 23

SG&A for the thirteen weeks ended April 30, 2022 included nominal payroll subsidies from local governments, compared to $10 million for the corresponding prior-year period.

Depreciation and Amortization

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Depreciation and amortization	$54	$45
$ Change	$9
% Change	20.0%

Depreciation and amortization expense increased by $9 million for the thirteen weeks ended April 30, 2022, as compared with the corresponding prior-year period. The increase was primarily related to the acquisitions of WSS and atmos.

Impairment and Other Charges

During the first quarter of 2022, we recorded impairment charges of $3 million related to long-lived assets and right-of-use assets as well as accelerated tenancy charges, $2 million of acquisition and integration costs related to WSS and atmos acquisitions, and $1 million of other expenses. This compared with impairment charges of $2 million related to the underperformance of our minority investment and reorganization charges of $2 million for the prior-year period.

Corporate Expense

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Corporate expense	$37	$29
$ Change	$8

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $9 million and $7 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Corporate expense increased by $8 million for the thirteen weeks ended April 30, 2022, as compared with the prior-year period. The increase was primarily due to higher information technology and support expenses.

Operating Results

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Division profit	$260	$315
Division profit margin	12.0%	14.6%

Division profit margin as a percentage of sales decreased to 12.0% of sales for the thirteen weeks ended April 30, 2022, with both sales channels experiencing declines in gross margin. Division profit reflected the stores and direct-to-customers channels deleveraging expenses. WSS and atmos generated division profit of $14 million and $8 million, respectively.

First Quarter 2022 Form 10-Q Page 24

Interest Expense, Net

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Interest expense	$(6)	$(3)
Interest income	1	1
Interest (expense) income, net	$(5)	$(2)

We recorded $5 million of net interest expense for the thirteen weeks ended April 30, 2022, as compared with net interest expense of $2 million for the corresponding prior-year period. Interest expense increased primarily due to the issuance of the 4% Notes.

Other (Expense) / Income, Net

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Other (expense) / income, net	$(22)	$4

Other (expense) / income includes non-operating items, including franchise royalty income, changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit (expense) related to our pension and postretirement programs excluding the service cost component.

The change in other (expense) / income primarily represented a decrease in the fair value of our Retailors, Ltd. investment, resulting in a non-cash loss of $25 million, partially offset by franchise income of $3 million.

Income Taxes

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Provision for income taxes	$58	$82
Effective tax rate	30.3%	28.8%

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

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

During the thirteen weeks ended April 30, 2022, we recorded $1 million related to excess tax deficiencies from share-based compensation, as compared with a benefit of $1 million in the corresponding prior-year period.

Excluding the above-mentioned discrete items, the effective tax rates for the current year period increased, as compared with the corresponding prior-year period, primarily due to the change in the mix of domestic and foreign earnings and losses.

First Quarter 2022 Form 10-Q Page 25

We currently expect our full-year tax rate to approximate 29% to 30% excluding the effect of any nonrecurring items that may occur. The actual tax rate will vary due to numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, foreign currency exchange rates, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of April 30, 2022, approximately $1,143 million remained available under our current $1.2 billion share repurchase program, which was approved in February 2022. The new program does not have an expiration date.

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

Operating Activities

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Net cash (used in) / provided by operating activities	$(21)	$398
$ Change	$(419)

Operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include gains, losses, impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities reflected higher merchandise purchases and payments of accounts payable and accrued and other liabilities, as well as lower net income, as compared with the same period last year. Higher merchandise purchases were necessary as our year-end inventory levels were affected by the COVID-19 pandemic and the associated supply chain challenges.

First Quarter 2022 Form 10-Q Page 26

As of April 30, 2022, we have withheld approximately $12 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Investing Activities

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Net cash used in investing activities	$(105)	$(54)
$ Change	$(51)

For the thirteen weeks ended April 30, 2022, capital expenditures increased by $44 million to $95 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $275 million. The forecast includes $190 million related to the remodeling or relocation of approximately 100 existing stores and the opening of approximately 110 new stores, as well as $85 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

During the thirteen weeks ended April 30, 2022, we paid an additional $7 million for the WSS and atmos acquisitions upon the resolution of certain post-closing conditions.

Additionally, we invested $3 million in minority investments, including various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative. In the prior-year period, we invested $8 million in minority investments.

We sold the former Runners Point headquarters in the first quarter of 2021, generating proceeds of $3 million. Also last year, we received insurance proceeds of $2 million related to property and equipment claims from the social unrest losses in 2020.

Financing Activities

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Net cash used in financing activities	$(128)	$(61)
$ Change	$(67)

Cash used in financing activities was driven by our return to shareholders initiatives, including our share repurchase program and cash dividends, as follows:

	Thirteen weeks ended
	April 30,	May 1,
($ in millions)	2022	2021
Share repurchases	$89	$34
Dividends paid on common stock	38	21
Total returned to shareholders	$127	$55

During the thirteen weeks ended April 30, 2022, we repurchased 2,650,000 shares of common stock for $89 million under our share repurchase programs, whereas in the prior year we spent $34 million to repurchase shares. We also declared and paid $38 million in dividends representing a quarterly rate of $0.40 per share in 2022, as compared with a quarterly rate of $0.20 per share in the prior-year period.

First Quarter 2022 Form 10-Q Page 27

We paid $1 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the thirteen weeks ended April 30, 2022, as compared with $10 million in 2021. Offsetting this amount were proceeds received in connection with employee stock programs of $2 million in the current year, as compared with $4 million in the prior-year period.

Additionally, we paid $2 million of principal on our finance lease obligations, mainly related to certain WSS stores.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2021 Form 10-K.

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

During the quarter ended April 30, 2022, there were no changes, other than process changes that may be necessary related to the newly acquired businesses, in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K filed with the SEC on March 24, 2022 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2021 Form 10-K.

First Quarter 2022 Form 10-Q Page 28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended April 30, 2022.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
January 30 to February 26, 2022	765,298	$42.62	765,200	$1,200,000,000
February 27 to April 2, 2022	264,297	30.99	234,600	1,192,716,090
April 3 to April 30, 2022	1,652,336	29.93	1,650,200	1,143,322,902
	2,681,931	$33.66	2,650,000
(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. Share repurchases during February and March were pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	Under the Company’s previous share repurchase program, we repurchased 765,200 shares for $33 million. On February 24, 2022, the Board of Directors approved a new $1.2 billion share repurchase program. The new program does not have an expiration date.

First Quarter 2022 Form 10-Q Page 29

Item 6. Exhibits

Exhibit No.	Description
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile).

*    Filed herewith.

**   Furnished herewith.

First Quarter 2022 Form 10-Q Page 30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2022	FOOT LOCKER, INC.

/s/ Andrew E. Page
ANDREW E. PAGE
Executive Vice President and Chief Financial Officer

First Quarter 2022 Form 10-Q Page 31