Form 10-Q
period 2022-07-30
FOOT LOCKER, INC.
filed 2022-09-07
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2022

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

Number of shares of Common Stock outstanding as of August 26, 2022: 93,301,646

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

Examples of forward-looking statements include, but are not limited to, statements regarding our financial position, business strategy, and other plans and objectives for our future operations, and generation of free cash flow. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. The forward-looking statements contained herein are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including the unavailability of premium products at competitive prices, volume discounts, cooperative advertising, markdown allowances, or ability to cancel orders and return merchandise; our ability to fund our planned capital investments; volatility in the financial markets or other global economic factors; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; liquidity; cash flow from operations; use of cash and cash requirements; borrowing capacity; repatriation of cash to the United States; supply chain issues, including delays in merchandise receipts and increasing cost pressure caused by higher oceanic shipping and freight costs; labor shortages; expectations regarding increased wages; inflation; consumer spending levels; the effect of governmental assistance programs; social unrest; continuing risks relating to the effects of the COVID-19 pandemic, including vaccines and safety protocols; expectations regarding increasing global taxes; the effect of increased government regulation and changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; ESG risks; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 30,	July 31,	January 29,
($ in millions, except share amounts)	2022	2021	2022*
ASSETS

Current assets:
Cash and cash equivalents	$386	$1,845	$804
Merchandise inventories	1,644	1,081	1,266
Other current assets	285	252	293
	2,315	3,178	2,363
Property and equipment, net	899	743	917
Operating lease right-of-use assets	2,526	2,569	2,616
Deferred taxes	74	108	86
Goodwill	773	158	797
Other intangible assets, net	432	16	454
Minority investments	736	728	781
Other assets	113	85	121
	$7,868	$7,585	$8,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$596	$539	$596
Accrued and other liabilities	435	474	561
Current portion of debt and obligations under finance leases	6	102	6
Current portion of lease obligations	548	566	572
	1,585	1,681	1,735
Long-term debt and obligations under finance leases	449	10	451
Long-term lease obligations	2,287	2,363	2,363
Other liabilities	330	190	343
Total liabilities	4,651	4,244	4,892
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 99,319,014; 104,515,702; and 99,070,796 shares issued, respectively	788	799	770
Retained earnings	3,051	2,916	2,900
Accumulated other comprehensive loss	(416)	(338)	(343)
Less: Treasury stock at cost: 6,018,197; 714,490; and 2,050,000 shares, respectively	(213)	(41)	(88)
Noncontrolling interest	7	5	4
Total shareholders' equity	3,217	3,341	3,243
	$7,868	$7,585	$8,135
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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2022 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions, except per share amounts)	2022	2021	2022	2021
Sales	$2,065	$2,275	$4,240	$4,428

Cost of sales	1,411	$1,477	2,846	2,881
Selling, general and administrative expenses	452	$450	915	868
Depreciation and amortization	51	$48	105	93
Impairment and other charges	12	$36	18	40
Income from operations	139	264	356	546

Interest expense, net	(5)	$(2)	(10)	(4)
Other income / (expense), net	9	$325	(13)	329
Income before income taxes	143	587	333	871
Income tax expense	49	$157	107	239
Net income	94	430	226	632
Net loss attributable to noncontrolling interests	—	—	1	—
Net income attributable to Foot Locker, Inc.	$94	$430	$227	$632

Basic earnings per share	$1.00	$4.14	$2.39	$6.10
Weighted-average shares outstanding	94.1	103.8	95.1	103.7

Diluted earnings per share	$0.99	$4.09	$2.36	$6.02
Weighted-average shares outstanding, assuming dilution	95.1	105.2	96.1	105.1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2022 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Net income attributable to Foot Locker, Inc.	$94	$430	$227	$632
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $-, $-, $(1) and $1, respectively	(31)	(14)	(75)	(10)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $-, $-, $-, and $-, respectively	(3)	—	(2)	—

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $-, $1 and $1, respectively	2	2	4	3
Comprehensive income	$62	$418	$154	$625

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2022 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at April 30, 2022	99,233	$779	(4,732)	$(178)	$2,995	$(384)	$3	$3,215
Restricted stock issued	23							—
Issued under director and stock plans	63	2						2
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(6)					—
Share repurchases			(1,400)	(40)				(40)
Reissued for Employee Stock Purchase Plan ("ESPP")		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					94			94
Cash dividends on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(31)		(31)
Change in hedges, net of tax						(3)		(3)
Pension and postretirement adjustments, net of tax						2		2
Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217

Balance at May 1, 2021	104,286	$791	(887)	$(47)	$2,507	$(326)	$5	$2,930
Restricted stock issued	11							—
Issued under director and stock plans	219	7						7
Share-based compensation expense		8						8
Shares of common stock used to satisfy tax withholding obligations			(3)	(1)				(1)
Share repurchases			(125)	(7)				(7)
Reissued for ESPP		(7)	301	14				7
Net income					430			430
Cash dividends on common stock ($0.20 per share)					(21)			(21)
Translation adjustment, net of tax						(14)		(14)
Pension and postretirement adjustments, net of tax						2		2
Balance at July 31, 2021	104,516	$799	(714)	$(41)	$2,916	$(338)	$5	$3,341

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	111							—
Issued under director and stock plans	137	4						4
Share-based compensation expense		16						16
Shares of common stock used to satisfy tax withholding obligations			(38)	(1)				(1)
Share repurchases			(4,050)	(129)				(129)
Reissued for ESPP		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					227		(1)	226
Cash dividends on common stock ($0.80 per share)					(76)			(76)
Translation adjustment, net of tax						(75)		(75)
Change in hedges, net of tax						(2)		(2)
Pension and postretirement adjustments, net of tax						4		4
Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217

Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	479							—
Issued under director and stock plans	344	11						11
Share-based compensation expense		16						16
Shares of common stock used to satisfy tax withholding obligations			(195)	(11)				(11)
Share repurchases			(746)	(41)				(41)
Reissued for ESPP		(7)	301	14				7
Net income					632			632
Cash dividends on common stock ($0.40 per share)					(42)			(42)
Translation adjustment, net of tax						(10)		(10)
Pension and postretirement adjustments, net of tax						3		3
Balance at July 31, 2021	104,516	$799	(714)	$(41)	$2,916	$(338)	$5	$3,341

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2022 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
From operating activities:
Net income	$226	$632
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other charges	5	45
Fair value adjustments to minority investments	38	(314)
Depreciation and amortization	105	93
Deferred income taxes	8	67
Share-based compensation expense	16	16
Gain on disposal of business	(18)	—
Change in assets and liabilities:
Merchandise inventories	(413)	(163)
Accounts payable	10	139
Accrued and other liabilities	(69)	(12)
Insurance recovery received for inventory loss	—	8
Other, net	(10)	(109)
Net cash (used in) provided by operating activities	(102)	402
From investing activities:
Capital expenditures	(156)	(87)
Purchase of business, net of cash acquired	(12)	—
Minority investments	(4)	(78)
Proceeds from sale of business	47	—
Proceeds from minority investments	12	—
Proceeds from sale of property	—	3
Insurance proceeds related to loss on property and equipment	—	3
Net cash used in investing activities	(113)	(159)
From financing activities:
Purchase of treasury shares	(129)	(41)
Dividends paid on common stock	(76)	(42)
Payment of obligations under finance leases	(3)	(1)
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(11)
Treasury stock reissued under employee stock plan	3	7
Proceeds from exercise of stock options	3	10
Contribution from non-controlling interest	4	—
Payment of revolving credit agreement costs	—	(1)
Net cash used in financing activities	(199)	(79)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(5)	(1)
Net change in cash, cash equivalents, and restricted cash	(419)	163
Cash, cash equivalents, and restricted cash at beginning of year	850	1,718
Cash, cash equivalents, and restricted cash at end of period	$431	$1,881

Cash paid during the year:
Interest	$8	$6
Income taxes	$103	$229
Cash paid for amounts included in measurement of operating lease liabilities	$354	$358

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$277	$171
Assets obtained in exchange for finance lease obligations	$1	$4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2022 Form 10-Q Page 5

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

The results of operations for the period ended July 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2022.

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

WSS

During the twenty-six weeks ended July 30, 2022, we paid an additional $4 million upon the finalization of the value of net assets acquired, with a corresponding increase to goodwill as compared with the amounts presented in the most recent annual report. The aggregate purchase price for the acquisition has increased to $811 million ($741 million, net of cash acquired). There were no additional payments or changes to the value of net assets acquired in the thirteen weeks ended July 30, 2022.

Second Quarter 2022 Form 10-Q Page 6

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

atmos

During the thirteen and twenty-six weeks ended July 30, 2022, we paid an additional $5 million and $8 million, respectively, in connection with the finalization of certain post-closing conditions. The aggregate purchase price for the acquisition has increased to $368 million, subject to adjustment for the finalization of the value of net assets acquired and other post-closing matters. The preliminary purchase price includes contingent consideration initially measured at $35 million, which can reach up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The fair value of the contingent consideration has not changed from the initial measurement. The preliminary purchase price does not yet reflect the finalization of the net working capital provisions and other post-closing adjustments. At closing, we placed $30 million in escrow, and an additional $6 million will be payable if certain post-closing conditions are satisfied. We expect to finalize the remaining amounts by the end of this fiscal year.

The following table represents the preliminary allocation of the purchase price for atmos and includes fair value adjustments to certain assets and liabilities since our most recent annual report. Changes to amounts reported at year end and the previous quarter included an $8 million increase in goodwill due to the additional purchase price, revised downward valuation of the tradenames and the addition of the customer list intangible. The adjustments did not have a significant effect on the consolidated results of operations. We determined that the atmos tradenames will have an indefinite life and will not be amortized.

We are assessing the tax deductibility of the goodwill related to the acquisition.

Second Quarter 2022 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The following table represents the preliminary allocation of the purchase price for atmos.

($ in millions)
Assets acquired:
Cash and cash equivalents	$6
Merchandise inventories	22
Other current assets	12
Property and equipment, net	7
Operating lease right-of-use assets	44
Tradenames	130
Customer relationships	9
Other assets	6
Liabilities assumed:
Accounts payable	$(10)
Current portion of lease obligations	(10)
Other current liabilities	(8)
Long-term lease obligations	(35)
Deferred taxes	(44)
Other liabilities	(8)

Goodwill (1)	247
Total purchase price (2)	$368

(1)	Goodwill represented on this table is at the exchange rate in effect as of the date of acquisition.
(2)	Total purchase price consists of $333 million in cash and $35 million of contingent consideration.

3. Revenue

The table below presents sales disaggregated based upon sales channel. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Sales by Channel
Stores	$1,716	$1,817	$3,492	$3,437
Direct-to-customers	349	458	748	991
Total sales	$2,065	$2,275	$4,240	$4,428

Sales disaggregated based upon geographic area are presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Sales by Geography
United States	$1,383	$1,623	$2,923	$3,336
International	682	652	1,317	1,092
Total sales	$2,065	$2,275	$4,240	$4,428

Second Quarter 2022 Form 10-Q Page 8

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

	July 30,	July 31,
($ in millions)	2022	2021
Gift card liability at beginning of year	$46	$41
Redemptions	(120)	(122)
Breakage recognized in sales	(8)	(9)
Activations	115	128
Foreign currency fluctuations	(1)	—
Gift card liability	$32	$38

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

4. Segment Information

We have integrated all available shopping channels including stores, websites, apps, and social channels. Store sales are primarily fulfilled from the store’s inventory, but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on availability.

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expense, non-operating income, and net interest expense.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Sales	$2,065	$2,275	$4,240	$4,428

Operating Results
Division profit	184	332	$444	$647
Less: Impairment and other charges (1)	12	36	18	40
Less: Corporate expense (2)	33	32	70	61
Income from operations	139	264	356	546
Interest expense, net	(5)	(2)	(10)	(4)
Other income / (expense), net (3)	9	325	(13)	329
Income before income taxes	$143	$587	$333	$871
(1)	See Note 5, Impairment and Other Charges for further detail.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income / (expense), net for the thirteen weeks and twenty-six weeks ended July 30, 2022 represented primarily the loss on the change in fair value of our investment in Retailors, Ltd., a publicly-listed entity, which was partially offset by other income. See Note 6, Other Income / (Expense), net.

Second Quarter 2022 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Impairment and Other Charges

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Transformation consulting	$9	$—	$10	$—
Impairment of long-lived assets and right-of-use assets	2	39	5	39
Acquisition and integration costs	1	—	3	—
Lease termination costs	—	4	—	4
Impairment of investments	—	—	—	2
Reorganization costs	—	—	—	2
Insurance recovery	—	(7)	—	(7)
Total impairment and other charges	$12	$36	$18	$40

For the thirteen and twenty-six weeks ended July 30, 2022, we incurred $9 million and $10 million of transformation consulting expense, respectively. We recorded impairment charges of $2 million and $5 million related to long-lived assets and right-of-use assets, as well as accelerated tenancy charges for the thirteen and twenty-six weeks ended July 30, 2022, respectively. Additionally, we recorded $1 million and $3 million in acquisition and integration costs related to WSS and atmos for the thirteen and twenty-six weeks ended July 30, 2022, respectively.

For the thirteen and twenty-six weeks ended July 31, 2021, we recorded impairment charges of $39 million, related to the decision to exit the Footaction banner. For the thirteen and twenty-six weeks ended July 31, 2021, we recorded charges of $4 million in lease-related termination costs, offset by $7 million of insurance recovery income related to 2020 social unrest losses. For the twenty-six weeks ended July 31, 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments, and a severance charge of $2 million in connection with the reorganization of certain support functions.

6. Other Income / (Expense), net

Effective June 27, 2022, the Company reached a definitive agreement to sell all assets related to the Eastbay Team Sales business, consisting primarily of inventory and accounts receivable. We received proceeds of $47 million from the transaction, resulting in a gain of $18 million, reported in other income / (expense), net.

7. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	July 30,	July 31,
($ in millions)	2022	2021
Cash and cash equivalents	$386	$1,845
Restricted cash included in other current assets	7	7
Restricted cash included in other non-current assets	38	29
Cash, cash equivalents, and restricted cash	$431	$1,881

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

Second Quarter 2022 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill

See footnote 2, Acquisitions, for additional information on our recent acquisitions.

In conjunction with the sale of the Eastbay Team Sales business, we allocated $6 million of goodwill to the assets sold, representing the allocable share of the fair value of the reporting unit disposed of.

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

9. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	July 30, 2022			July 31, 2021
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$97	$(95)	$2	$116	$(112)	$4
Trademarks/tradenames (2)	18	(18)	—	20	(17)	3
Customer lists	20	(5)	15	—	—	—
	$135	$(118)	$17	$136	$(129)	$7

Indefinite life intangible assets: (1)
Trademarks/tradenames			$415			$9
Other intangible assets, net			$432			$16
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.
(2)	During the fourth quarter of 2021, we recorded a non-cash impairment charge related to the Footaction tradename.

In connection with the acquisitions of WSS and atmos, we recognized indefinite life intangible assets of $296 million for WSS related tradenames and $130 million for atmos related tradenames. Additionally, we recognized customer list intangible assets of $13 million for WSS and $9 million for atmos, both of which will be amortized over 3 years. The intangibles related to atmos were originally recorded at the exchange rate in effect as of the date of acquisition and are presented in the above table at current period exchange rates. Amortizing intangible assets primarily represent the WSS and atmos customer lists, and lease acquisition costs, which are amounts that are required to secure prime lease locations and other lease rights, primarily in Europe.

Amortization expense recorded is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Amortization expense	$2	$1	$5	$2

Second Quarter 2022 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Other Intangible Assets, net (continued)

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2022	$4
2023	7
2024	5
2025	1

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	July 30,	July 31,	January 29,
($ in millions)	2022	2021	2022
Foreign currency translation adjustments	$(182)	$(74)	$(107)
Hedge contracts	(2)	(1)	—
Unrecognized pension cost and postretirement benefit	(232)	(263)	(236)
	$(416)	$(338)	$(343)

The changes in AOCL for the twenty-six weeks ended July 30, 2022 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation		Postretirement
($ in millions)	Adjustments	Hedges	Benefits	Total
Balance as of January 29, 2022	$(107)	—	$(236)	$(343)

OCI before reclassification	(75)	2	—	(73)
Reclassification of hedges, net of tax	—	(4)	—	(4)
Amortization of pension actuarial loss, net of tax	—	—	4	4
Other comprehensive income	(75)	(2)	4	(73)
Balance as of July 30, 2022	$(182)	$(2)	$(232)	$(416)

Reclassifications from AOCL for the twenty-six weeks ended July 30, 2022 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(4)
Income tax	—
Reclassification of hedges, net of tax	$(4)

Amortization of actuarial loss:
Pension benefits	$5
Income tax benefit	(1)
Amortization of actuarial loss, net of tax	$4
Total, net of tax	$—

Second Quarter 2022 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Financial Instruments and Risk Management

Fair Value Hedge

On May 6, 2022, we entered into a cross-currency swap contract to reduce the effect of the fluctuating U.S. Dollar (“USD”) to Japanese Yen (“JPY”) foreign exchange rate on our foreign currency-denominated intercompany loan between our Japanese and U.S. subsidiary. We expect the gains and losses on this contract to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from the remeasurement of the principal and interest accrued on the loan. Though the intercompany loan eliminates in consolidation, the foreign currency remeasurement of the loan and interest by the U.S. subsidiary is reflected in the consolidated financial statements.

The cross-currency swap contract has a notional amount of JPY 11 billion and final receipt of $85 million. The cross-currency swap contract, which matures on November 2, 2031, swaps Yen-denominated interest payments for U.S. dollar-denominated interest payments, thereby economically converting the JPY 11 billion fixed-rate 3.51% intercompany loan to a fixed-rate 6.77% USD-denominated receivable for our U.S. subsidiary.

We designated the cross-currency swap contract to hedge the changes in value of the intercompany loan and its variability on earnings. We will apply fair value hedge accounting, and we will consider market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components. The foreign currency spot rate fluctuations on the cross-currency swap notional amount and interest accruals are reported in earnings each period, while all other changes are reported in other comprehensive income. Because the terms of the hedged item and the hedging instrument match and the likelihood of swap counterparty default is not probable, the hedge is expected to exactly offset changes in the fair value of the foreign currency debt resulting from to foreign currency fluctuations over the term of the swap.

As of July 30, 2022, the cross-currency swap had a fair value of $1 million and was included in other assets. We record the changes in the fair value of the contract to AOCL. Each period, we reclassify an amount out of AOCL equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of July 30, 2022, there was $3 million in AOCL, net of tax, related to the cross-currency swap. In addition, we recognize swap interest income based on the differential in fixed interest rates per the contract. For the thirteen and twenty-six weeks ended July 30, 2022, we recorded $1 million of income in interest expense, net. Refer to Note 10 for further information regarding amounts recorded in AOCL.

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

Second Quarter 2022 Form 10-Q Page 13

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of July 30, 2022			As of July 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$107	$—	$—	$92	$—	$—
Available-for-sale security	—	6	—	—	7	—
Foreign exchange forward contracts	—	1	—	—	1	—
Cross-currency swap contract	—	1	—	—	—	—
Total assets	$107	$8	$—	$92	$8	$—
Liabilities
Contingent consideration	—	—	35	—	—	—
Foreign exchange forward contracts	—	—	—	—	2	—
Total liabilities	$—	$—	$35	$—	$2	$—

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

Minority investments measured using the fair value measurement alternative had a carrying value of $579 million and $612 million as of July 30, 2022 and July 31, 2021, respectively.

Second Quarter 2022 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value Measurements (continued)

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The balance as of July 30, 2022 includes the $400 million 4% Notes. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	July 30, 2022	July 31, 2021
Carrying value (1)	$394	$99
Fair value	$313	$102
(1)	The carrying value of debt as of July 30, 2022 reflects $6 million of issuer’s discount and costs related to the 4% Notes.

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

The computation of basic and diluted EPS is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to Foot Locker, Inc.	$94	$430	$227	$632

Weighted-average common shares outstanding	94.1	103.8	95.1	103.7
Dilutive effect of potential common shares	1.0	1.4	1.0	1.4
Weighted-average common shares outstanding assuming dilution	95.1	105.2	96.1	105.1

Earnings per share - basic	$1.00	$4.14	$2.39	$6.10
Earnings per share - diluted	$0.99	$4.09	$2.36	$6.02

Anti-dilutive share-based awards excluded from diluted calculation	2.8	1.5	2.7	1.7

Performance stock units related to our long-term incentive programs of 0.8 million and 0.6 million have been excluded from diluted weighted-average shares for the periods ended July 30, 2022 and July 31, 2021, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

Second Quarter 2022 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income / (expense), net.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Service cost	$3	$4	$7	$8
Interest cost	5	5	10	9
Expected return on plan assets	(7)	(8)	(15)	(17)
Amortization of net loss	3	2	5	5
Net benefit expense	$4	$3	$7	$5

15. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Options and employee stock purchase plan	$2	$2	$3	$4
Restricted stock units and performance stock units	7	6	13	12
Total share-based compensation expense	$9	$8	$16	$16

Tax benefit recognized	$1	$1	$2	$2

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended July 30, 2022 and July 31, 2021.

	Stock Option Plans		Stock Purchase Plan
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Weighted-average risk free rate of interest	2.3%	0.9%	0.4%	0.2%
Expected volatility	48.2%	47%	40%	48%
Weighted-average expected award life (in years)	5.3	5.5	1.0	1.0
Dividend yield	3.7%	1.5%	2.0%	5.0%
Weighted-average fair value	$10.5	$20.22	$23.47	$7.84

Second Quarter 2022 Form 10-Q Page 16

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-Based Compensation (continued)

The information in the table below provides activity under our stock option plans for the twenty-six weeks ended July 30, 2022.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,211		$48.84
Granted	522		31.02
Exercised	(116)		26.15
Expired or cancelled	(148)		51.29
Options outstanding at July 30, 2022	3,469	5.1	$46.82
Options exercisable at July 30, 2022	2,635	3.9	$51.67
Options available for future grant at July 30, 2022	1,837

The total fair value of options vested July 30, 2022 and July 31, 2021 was $4 million for both periods. The cash received from option exercises during the thirteen and twenty-six weeks ended July 30, 2022 were $1 million and $3 million, respectively. The related tax benefits realized from option exercises during the thirteen and twenty-six weeks ended July 30, 2022 were not significant. The cash received from option exercises during the thirteen and twenty-six weeks ended July 31, 2021 were $6 million and $10 million, respectively. The related tax benefits realized from option exercises during the thirteen and twenty-six weeks ended July 31, 2021 were $1 million and $2 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Exercised	$—	$5	$—	$8

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
Outstanding	$5	$40
Outstanding and exercisable	$3	$20

As of July 30, 2022, there was $5 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Second Quarter 2022 Form 10-Q Page 17

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-Based Compensation (continued)

The table below summarizes information about stock options outstanding and exercisable at July 30, 2022.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	1,326	7.4	$26.37	601	$24.21
$44.78 - $48.98	449	3.3	45.02	448	45.02
$53.61 - $58.94	506	5.8	56.68	398	57.44
$62.02 - $72.83	1,188	3.0	66.13	1,188	66.13
	3,469	5.1	$46.82	2,635	$51.67

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to officers and certain key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied. PSU awards granted in 2022 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards.

Generally, RSU awards fully vest after the passage of time, typically three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period and vest after an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized over the vesting period. RSU and PSU activity for the twenty-six weeks ended July 30, 2022 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,391		$43.95
Granted	1,026		30.22
Vested	(110)		55.58
Performance adjustment (1)	(60)
Forfeited	(92)		34.41
Nonvested at July 30, 2022	2,155	1.8	$36.95

Aggregate value ($ in millions)	$80
(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

Second Quarter 2022 Form 10-Q Page 18

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-Based Compensation (continued)

The total value of RSU and PSU awards that vested during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $6 million and $22 million, respectively. As of July 30, 2022, there was $44 million of total unrecognized compensation cost related to nonvested awards.

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

Second Quarter 2022 Form 10-Q Page 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, atmos, WSS, Footaction, and Sidestep. As of July 30, 2022, we operated 2,799 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 28 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia, as well as websites and mobile apps. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners including footlocker.com, kidsfootlocker.com, champssports.com, atmosusa.com, shopwss.com and related e-commerce sites in the various international countries that we operate. These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores. We also operate the website for eastbay.com.

Store Count

At July 30, 2022, we operated 2,799 stores as compared with 2,858 and 2,911 stores at January 29, 2022 and July 31, 2021, respectively.

Franchise Operations

A total of 148 franchised stores were operating at July 30, 2022, as compared with 142 and 134 stores at January 29, 2022 and July 31, 2021, respectively, operating in the Middle East and Asia. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

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

Second Quarter 2022 Form 10-Q Page 20

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

Effective with the first quarter of 2022, the calculation for non-GAAP earnings excludes gains and losses from all minority investments, including the adjustments related to the investment in Retailors, Ltd. We believe this is a more representative measure of our recurring earnings, assists in the comparability of results, and is consistent with how management reviews performance. The non-GAAP results for 2021 have been recast, as applicable, to conform to the current year’s presentation. As we report quarterly results through 2022, we will provide updated non-GAAP reconciliations for the corresponding prior year’s quarter under this revised definition.

Presented below is a reconciliation of GAAP and non-GAAP.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions, except per share amounts)	2022	2021	2022	2021
Pre-tax income:
Income before income taxes	$143	$587	$333	$871
Pre-tax amounts excluded from GAAP:
Impairment and other charges	12	36	18	40
Other income / expense, net	(6)	(320)	18	(320)
Adjusted income before income taxes (non-GAAP)	$149	$303	$369	$591

After-tax income:
Net income attributable to Foot Locker, Inc.	$94	$430	$227	632
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $3, $9, $5, and $10, respectively	9	27	13	30
Other income / expense, net of (expense)/income tax benefit of $(3), $(84), $3, and $(84), respectively	(3)	(236)	15	(236)
Tax reserves charge	5	—	5	—
Adjusted net income (non-GAAP)	$105	$221	$260	426

Earnings per share:
Diluted earnings per share	$0.99	$4.09	$2.36	6.02
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.09	0.25	0.14	0.28
Other income / expense, net	(0.03)	(2.25)	0.16	(2.25)
Tax reserves charge	0.05	—	0.05	—
Adjusted diluted earnings per share (non-GAAP)	$1.10	$2.09	$2.71	4.05

During the thirteen and twenty-six weeks ended July 30, 2022, we recorded pre-tax charges of $12 million and $18 million, respectively, classified as Impairment and Other. See the Impairment and Other Charges section for further information.

Second Quarter 2022 Form 10-Q Page 21

The adjustments made to other income / (expense), net reflect gains or losses primarily associated with our minority investments. See the Other Income / (Expense), net section for further information.

In the second quarter of 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement.

Segment Reporting

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, WSS, and Footaction, including each of their related e-commerce businesses, as well as our Eastbay business. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia, New Zealand, and Asia, as well as atmos, which operates primarily in Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Sales	$2,065	$2,275	$4,240	$4,428

Operating Results
Division profit	184	332	444	647
Less: Impairment and other charges (1)	12	36	18	40
Less: Corporate expense (2)	33	32	70	61
Income from operations	139	264	356	546
Interest expense, net	(5)	(2)	(10)	(4)
Other income / (expense), net (3)	9	325	(13)	329
Income before income taxes	$143	$587	$333	$871
(1)	See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income / (expense), net includes non-operating items, franchise royalty income, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income / (expense), net section for further information.

Second Quarter 2022 Form 10-Q Page 22

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of WSS and atmos have been excluded from the computation of comparable-store sales. As a result of the Eastbay Team Sales divestiture, sales from this business were removed for the computation of comparable sales for all periods.

The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Stores
Sales	$1,716	$1,817	$3,492	$3,437
$ Change	$(101)		$55
% Change	(5.6)%		1.6%
% of total sales	83.1%	79.9%	82.4%	77.6%
Comparable sales (decrease) increase	(6.0)%	28.4%	0.5%	54.0%

Direct-to-customers
Sales	$349	$458	$748	$991
$ Change	$(109)		$(243)
% Change	(23.8)%		(24.5)%
% of total sales	16.9%	20.1	17.6%	22.4%
Comparable sales decrease	(26.7)%	(35.1)	(28.3)%	(8.2)%

For the thirteen weeks ended July 30, 2022, total sales decreased by $210 million, or 9.2%, to $2,065 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 30, 2022, total sales decreased by $188 million, or 4.2%, to $4,240 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $139 million, or 6.1%, for the thirteen weeks ended July 30, 2022, and decreased by $76 million, or 1.7%, for the twenty-six weeks ended July 30, 2022. Sales from our acquired WSS and atmos banners were $137 million and $48 million, respectively, for the thirteen weeks ended July 30, 2022, and $275 million and $101 million, respectively for the twenty-six weeks ended July 30, 2022. The information shown below represents certain combined stores and direct-to-customers sales metrics, excluding the sales from WSS and atmos.

	Thirteen weeks		Twenty-six weeks
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
North America	(21.5)%	(16.1)%	(19.2)%	(13.9)%
EMEA	6.7%	4.5%	26.7%	23.6%
Asia Pacific	21.5%	17.7%	18.1%	14.0%
	(14.1)%	(10.3)%	(10.1)%	(6.2)%

Second Quarter 2022 Form 10-Q Page 23

Despite the decline in sales as compared with our record levels in 2021, sales exceeded the results of 2019. Excluding the effect of foreign exchange rate fluctuations and our acquisitions, sales increased by 7.4% and by 1.1% for the quarter and year-to-date periods, respectively, as compared with the corresponding periods of 2019.

Comparable sales for both our stores and direct-to-customer channels decreased for the quarter. Our direct-to-customer channel saw significant decreases as shoppers navigated back to physical locations. For the year-to-date period, comparable sales were slightly up for our stores, while direct-to-customer decreased when compared with the prior year.

Our North American operating segment’s sales, excluding WSS, and comparable-store sales for the current year were negatively affected by the significant fiscal stimulus, which contributed to last year’s growth, as well as the effects of inflation on customer demand. Additionally, the wind down of the Footaction business negatively affected sales, last year we operated 211 stores as compared with 14 this quarter. Within EMEA, sales from the Foot Locker and Sidestep banners increased as tourism returned to more historical levels coupled with an increase in operating days resulting from COVID-19 related store closures in the prior year. Asia Pacific, excluding atmos, generated increases from both strong performance in Australia and New Zealand, coupled with growth in Asia, based on expansion in that region. Asia Pacific’s increases were also affected by the increase in operating days, the current year was essentially open for all days as compared with approximately 80% last year.

From a product perspective for the combined channels, sales declined for both the quarter and year-to-date periods and was related to decreased sales of footwear and apparel, partially offset by increased sales of accessories. The decline in footwear for the second quarter was primarily due to men’s and kids’ basketball footwear, and the decline in sales of apparel represented a decline in sales of men’s and performance apparel, however sales of women’s apparel generated an increase. For the year-to-date period, all wearer segments within the footwear category experienced declines, with the largest decreases coming from men’s and children’s basketball footwear styles. Apparel sales decreased in the men’s and children’s categories, while women’s increased.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Gross margin rate	31.7%	35.1%	32.9%	34.9%
Basis point decrease in the gross margin rate	(340)		(200)
Components of the change:
Merchandise margin rate decline	(260)		(160)
Occupancy and buyers’ compensation expense rate	(80)		(40)

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

The gross margin rate decreased to 31.7% for the thirteen weeks ended July 30, 2022, as compared with the corresponding prior-year period, reflecting a 260-basis point decrease in the merchandise margin rate, and an 80-basis point deleverage in the occupancy and buyers’ compensation rate. For the twenty-six weeks ended July 30, 2022, the gross margin rate declined by 200 basis points, reflecting a 160-basis point decrease in the merchandise margin rate and a 40-basis point deleverage in the occupancy and buyers’ compensation rate.

Second Quarter 2022 Form 10-Q Page 24

The declines in merchandise margin rate reflected higher markdowns versus historically-low levels last year and higher supply chain costs. Additionally, merchandise margin is negatively affected by the recent acquisitions that generate a lower rate, which is offset by lower occupancy costs and therefore not significantly affecting the overall gross margin rate. The occupancy rate deleverage also reflected the effect of prior year rent abatements related to COVID-19 that represented $6 million and $11 million for the thirteen and twenty-six weeks of last year, respectively, as compared with insignificant amounts this year.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
SG&A	$452	$450	$915	$868
$ Change	$2		$47
% Change	0.4%		5.4%
SG&A as a percentage of sales	21.9%	19.8%	21.6%	19.6%

SG&A increased by $2 million, or $22 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended July 30, 2022, as compared with the corresponding prior-year period. For the year-to-date period SG&A increased by $47 million, or $77 million excluding the effect of foreign currency fluctuations. Our newly acquired businesses contributed $38 million and $72 million for the quarter and year-to-date periods, respectively, to the overall increase. As a percentage of sales, SG&A increased by 210 basis points and 200 basis points for the thirteen and twenty-six weeks ended July 30, 2022, respectively, driven by higher labor costs, information technology and support expenses, as well as the effect of COVID-19 related matters in the prior year.

SG&A for the thirteen and twenty-six weeks ended July 30, 2022 included nominal payroll subsidies from local governments, compared with $4 million and $14 million for the corresponding prior-year periods, respectively.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Depreciation and amortization	$51	$48	$105	$93
$ Change	$3		$12
% Change	6.3%		12.9%

Depreciation and amortization expense increased by $3 million and $12 million for the thirteen weeks and twenty-six weeks ended July 30, 2022, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $5 million and $15 million for the thirteen weeks and twenty-six weeks ended July 30, 2022, respectively, as compared with the corresponding prior-year periods. The increase was primarily related to the acquisitions of WSS and atmos.

Impairment and Other Charges

Transformation consulting charges were $9 million and $10 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. Impairment of long-lived assets and right-of-use assets was $2 million and $5 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, and $39 million for both the thirteen and twenty-six weeks ended July 31, 2021. Acquisition and integration costs related to WSS and atmos were $1 million and $3 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively.

Second Quarter 2022 Form 10-Q Page 25

For the thirteen and twenty-six weeks ended July 31, 2021, we recorded charges of $4 million in lease-related termination costs, offset by $7 million of insurance recovery income related to 2020 social unrest losses. For the twenty-six weeks ended July 31, 2021, we recorded an impairment charge of $2 million related to the underperformance of one of our minority investments, and a severance charge of $2 million in connection with the reorganization of certain support functions.

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Corporate expense	$33	$32	$70	$61
$ Change	$1		$9

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense increased by $1 million and $9 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $10 million and $9 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and $19 million and $16 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. These increases were primarily due to higher information technology and support expenses.

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Division profit	$184	$332	$444	$647
Division profit margin	8.9%	14.6%	10.5%	14.6%

Division profit margin as a percentage of sales decreased to 8.9% and 10.5% of sales for the thirteen weeks and twenty-six weeks ended July 30, 2022, respectively, with both sales channels experiencing declines in gross margin and deleveraging expenses. WSS and atmos generated division profit of $6 million and $8 million, respectively for the second quarter, and $19 million and $16 million for the year-to-date period.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Interest expense	$(6)	$(3)	$(12)	$(6)
Interest income	1	1	2	2
Interest (expense) income, net	$(5)	$(2)	$(10)	$(4)

We recorded $5 million and $10 million of net interest expense for the thirteen and twenty-six weeks ended July 30, 2022, respectively as compared with net interest expense of $2 million and $4 million for the corresponding prior-year periods. Interest expense increased primarily due to the issuance of the 4% Notes.

Second Quarter 2022 Form 10-Q Page 26

Other Income / (Expense), Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Other income / (expense), net	$9	$325	$(13)	$329

This caption includes non-operating items, including franchise royalty income, changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit (expense) related to our pension and postretirement programs excluding the service cost component.

The thirteen weeks ended July 30, 2022 reflected a gain of $18 million from the divestiture of Eastbay Team Sales, $13 million loss related to a decline in the fair value of our Retailors, Ltd. investment, partially offset by $1 million of income associated with our other minority investments. The twenty-six weeks ended July 30, 2022 reflected the gain from the divestiture of $18 million, a decline in our Retailors, Ltd. investment of $38 million, offset by $1 million of dividend income, and $1 million of income from our other minority investments. The prior year amounts included a gain of $290 million representing the fair value adjustment of our minority investment in GOAT, a gain of $24 million related to our Retailors, Ltd. investment, $4 million insurance recovery related to the 2020 social unrest, and $2 million of income associated with our other minority investments. These were all considered our non-GAAP adjustments in all of the periods presented.

Other income / (expense), net also includes $3 million and $6 million of franchise income for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The year-to-date period also includes a charge of $1 million related to our auction rate security.

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	July 30,	July 31,	July 30,	July 31,
($ in millions)	2022	2021	2022	2021
Provision for income taxes	$49	$157	$107	$239
Effective tax rate	34.5%	26.8%	32.1%	27.4%

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

In the second quarter of 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement.  Partially offsetting this charge were tax benefits totaling $2 million from reserves releases due to various statute of limitation lapses. The changes in tax reserves were not significant for any of the prior-year periods.

During the quarter ended July 30, 2022, we also recorded a tax expense of $6 million in connection with Eastbay Team Sales divestiture, including the effect of a non-deductible goodwill write-off.

Second Quarter 2022 Form 10-Q Page 27

During the twenty-six weeks ended July 30, 2022, we recorded $1 million of expense related to tax deficiencies from share-based compensation, as compared with excess tax benefits of $1 million and $2 million in the first and second quarters of the corresponding prior-year periods, respectively.

Excluding the above-mentioned discrete items, the effective tax rates for the current year periods increased, as compared with the corresponding prior-year periods, primarily due to the change in the mix of domestic and foreign earnings.

Our effective tax rate will vary due to numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, foreign currency exchange rates, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) of 2022 into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. We do not currently expect the IRA tax provisions will have a significant effect on our overall effective tax rate.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of July 30, 2022, approximately $1,103 million remained available under our current $1.2 billion share repurchase program, which was approved in February 2022. The new program does not have an expiration date.

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

Second Quarter 2022 Form 10-Q Page 28

Operating Activities

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
Net cash (used in) provided by operating activities	$(102)	$402
$ Change	$(504)

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

As of July 30, 2022, we have withheld approximately $7 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Investing Activities

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
Net cash used in investing activities	$(113)	$(159)
$ Change	$46

The change in investing activities primarily reflected higher capital expenditures, partially offset by divestiture of certain assets.

For the twenty-six weeks ended July 30, 2022, capital expenditures increased by $69 million to $156 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $275 million. The forecast includes $191 million related to the remodeling or relocation of approximately 140 existing stores and the opening of approximately 110 new stores, as well as $84 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

During the twenty-six weeks ended July 30, 2022, we paid an additional $12 million for the WSS and atmos acquisitions upon the satisfaction of certain post-closing conditions.

We have invested $4 million in minority investments during the current year, including various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative. During the second quarter of 2022, we sold our position in one of our minority investments receiving proceeds of $12 million. In the prior-year period, we invested $68 million in a public entity, Retailors Ltd., and $10 million in minority investments primarily related to LEED.

Also during the second quarter of 2022, we sold our Eastbay Team Sales business receiving proceeds of $47 million and resulting in a gain of $18 million.

We sold the former Runners Point headquarters in the first quarter of 2021, generating proceeds of $3 million. Also last year, we received insurance proceeds of $3 million related to property and equipment claims from the social unrest losses in 2020.

Second Quarter 2022 Form 10-Q Page 29

Financing Activities

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
Net cash used in financing activities	$(199)	$(79)
$ Change	$(120)

Cash used in financing activities was driven by our return to shareholders initiatives, including our share repurchase program and cash dividends, as follows:

	Twenty-six weeks ended
	July 30,	July 31,
($ in millions)	2022	2021
Share repurchases	$129	$41
Dividends paid on common stock	76	42
Total returned to shareholders	$205	$83

During the twenty-six weeks ended July 30, 2022, we repurchased 4,050,000 shares of common stock for $129 million under our share repurchase programs, whereas in the prior year we spent $41 million to repurchase shares. We also declared and paid $76 million in dividends representing a quarterly rate of $0.40 per share in 2022, as compared with a quarterly rate of $0.20 per share in the prior-year period.

We paid $1 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the twenty-six  weeks ended July 30, 2022, as compared with $11 million in 2021. Offsetting this amount were proceeds received in connection with employee stock programs of $6 million in the current year, as compared with $17 million in the prior-year period.

Additionally, we paid $3 million of principal on our finance lease obligations, mainly related to certain WSS stores.

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

Second Quarter 2022 Form 10-Q Page 30

During the quarter ended July 30, 2022, there were no changes, other than process changes that may be necessary related to the newly acquired businesses, in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

There have not been any significant changes with respect to the risks described in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended July 30, 2022.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
May 1 to May 28, 2022	—	$—	—	$1,143,322,902
May 29 to July 2, 2022	1,405,235	28.22	1,400,000	1,103,814,042
July 3 to July 30, 2022	549	26.97	—	1,103,814,042
	1,405,784	$28.22	1,400,000
(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 24, 2022, the Board of Directors approved a new $1.2 billion share repurchase program. The new program does not have an expiration date.

Second Quarter 2022 Form 10-Q Page 31

Item 6. Exhibits

Exhibit No.	Description
10.1 †

Letter Agreement, by and between the Company and Richard A. Johnson, dated August 17, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

10.2 †

Employment Agreement, by and between the Company and Mary N. Dillon, dated August 16, 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

10.3 †

Form of Restricted Stock Unit Inducement Award Agreement, by and between the Company and Mary N. Dillon (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-267044) filed on August 24, 2022).

10.4 †

Form of Performance Stock Unit Inducement Award Agreement (Transformation Award), by and between the Company and Mary N. Dillon (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-267044) filed on August 24, 2022).

10.5 †

Form of Nonstatutory Stock Option Inducement Award Agreement (Annual Award), by and between the Company and Mary N. Dillon (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-267044) filed on August 24, 2022).

10.6 †

Form of Restricted Stock Unit Inducement Award Agreement (Annual Award), by and between the Company and Mary N. Dillon (incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (Registration No. 333-267044) filed on August 24, 2022).

10.7 †

Form of Performance Stock Unit Inducement Award Agreement (Annual Award), by and between the Company and Mary N. Dillon (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (Registration No. 333-267044) filed on August 24, 2022).

10.8 †

Letter Agreement, by and between the Company and W. Scott Martin, dated July 11, 2022 (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K dated July 11, 2022 filed on July 15, 2022).

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

Second Quarter 2022 Form 10-Q Page 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2022	FOOT LOCKER, INC.

/s/ Andrew E. Page
ANDREW E. PAGE
Executive Vice President and Chief Financial Officer

Second Quarter 2022 Form 10-Q Page 33