Form 10-Q
period 2022-10-29
FOOT LOCKER, INC.
filed 2022-12-07
CIK 850209

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 29, 2022

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

Number of shares of Common Stock outstanding as of November 25, 2022: 93,320,427

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

Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 29,	October 30,	January 29,
($ in millions, except share amounts)	2022	2021	2022*
ASSETS

Current assets:
Cash and cash equivalents	$351	$1,339	$804
Merchandise inventories	1,685	1,301	1,266
Other current assets	302	253	293
	2,338	2,893	2,363
Property and equipment, net	897	860	917
Operating lease right-of-use assets	2,449	2,619	2,616
Deferred taxes	65	95	86
Goodwill	764	651	797
Other intangible assets, net	424	235	454
Minority investments	722	762	781
Other assets	103	96	121
	$7,762	$8,211	$8,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$522	$578	$596
Accrued and other liabilities	455	498	561
Current portion of debt and obligations under finance leases	6	104	6
Current portion of lease obligations	539	577	572
	1,522	1,757	1,735
Long-term debt and obligations under finance leases	448	456	451
Long-term lease obligations	2,212	2,421	2,363
Other liabilities	321	235	343
Total liabilities	4,503	4,869	4,892
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 99,338,704; 104,541,760; and 99,070,796 shares issued, respectively	798	806	770
Retained earnings	3,110	3,044	2,900
Accumulated other comprehensive loss	(443)	(343)	(343)
Less: Treasury stock at cost: 6,018,983; 3,473,932; and 2,050,000 shares, respectively	(213)	(170)	(88)
Noncontrolling interest	7	5	4
Total shareholders' equity	3,259	3,342	3,243
	$7,762	$8,211	$8,135
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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2022 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions, except per share amounts)	2022	2021	2022	2021
Sales	$2,173	$2,189	$6,413	$6,617

Cost of sales	1,477	1,429	4,323	4,310
Selling, general and administrative expenses	467	458	1,382	1,326
Depreciation and amortization	52	49	157	142
Impairment and other charges	20	57	38	97
Income from operations	157	196	513	742

Interest expense, net	(3)	(4)	(13)	(8)
Other income / (expense), net	(11)	30	(24)	359
Income before income taxes	143	222	476	1,093
Income tax expense	47	64	154	303
Net income	96	158	322	790
Net loss attributable to noncontrolling interests	—	—	1	—
Net income attributable to Foot Locker, Inc.	$96	$158	$323	$790

Basic earnings per share	$1.02	$1.53	$3.41	$7.63
Weighted-average shares outstanding	93.4	103.2	94.6	103.5

Diluted earnings per share	$1.01	$1.52	$3.38	$7.54
Weighted-average shares outstanding, assuming dilution	94.7	104.4	95.7	104.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2022 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Net income attributable to Foot Locker, Inc.	$96	$158	$323	$790
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $-, $(2), $(1) and $(1), respectively	(29)	(7)	(104)	(17)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $(1), $-, $(1), and $-, respectively	(1)	1	(3)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2 and $2, respectively	3	1	7	4
Comprehensive income	$69	$153	$223	$778

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2022 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217
Restricted stock issued	2							—
Issued under director and stock plans	18	1						1
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(1)					—
Net income					96			96
Cash dividends on common stock ($0.40 per share)					(37)			(37)
Translation adjustment, net of tax						(29)		(29)
Change in hedges, net of tax						(1)		(1)
Pension and postretirement adjustments, net of tax						3		3
Balance at October 29, 2022	99,339	$798	(6,019)	$(213)	$3,110	$(443)	$7	$3,259

Balance at July 31, 2021	104,516	$799	(714)	$(41)	$2,916	$(338)	$5	$3,341
Restricted stock issued	19	—						—
Issued under director and stock plans	7	—						—
Share-based compensation expense		7						7
Shares of common stock used to satisfy tax withholding obligations			(10)					—
Share repurchases			(2,750)	(129)				(129)
Net income					158			158
Cash dividends on common stock ($0.30 per share)					(30)			(30)
Translation adjustment, net of tax						(7)		(7)
Change in hedges, net of tax						1		1
Pension and postretirement adjustments, net of tax						1		1
Balance at October 30, 2021	104,542	$806	(3,474)	$(170)	$3,044	$(343)	$5	$3,342

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirty-nine weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	113							—
Issued under director and stock plans	155	5						5
Share-based compensation expense		25						25
Shares of common stock used to satisfy tax withholding obligations			(39)	(1)				(1)
Share repurchases			(4,050)	(129)				(129)
Reissued for Employee Stock Purchase Plan ("ESPP")		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					323		(1)	322
Cash dividends on common stock ($1.20 per share)					(113)			(113)
Translation adjustment, net of tax						(104)		(104)
Change in hedges, net of tax						(3)		(3)
Pension and postretirement adjustments, net of tax						7		7
Balance at October 29, 2022	99,339	$798	(6,019)	$(213)	$3,110	$(443)	$7	$3,259

Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	498							—
Issued under director and stock plans	351	11						11
Share-based compensation expense		23						23
Shares of common stock used to satisfy tax withholding obligations			(205)	(11)				(11)
Share repurchases			(3,496)	(170)				(170)
Reissued for ESPP		(7)	301	14				7
Net income					790			790
Cash dividends on common stock ($0.70 per share)					(72)			(72)
Translation adjustment, net of tax						(17)		(17)
Change in hedges, net of tax						1		1
Pension and postretirement adjustments, net of tax						4		4
Balance at October 30, 2021	104,542	$806	(3,474)	$(170)	$3,044	$(343)	$5	$3,342

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2022 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
From operating activities:
Net income	$322	$790
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other charges	5	88
Fair value adjustments to minority investments	52	(340)
Depreciation and amortization	157	142
Deferred income taxes	14	57
Share-based compensation expense	25	23
Gain on disposal of business	(19)	—
Change in assets and liabilities:
Merchandise inventories	(466)	(306)
Accounts payable	(58)	122
Accrued and other liabilities	(46)	16
Insurance recovery received for inventory loss	—	8
Other, net	(18)	(102)
Net cash (used in) / provided by operating activities	(32)	498
From investing activities:
Capital expenditures	(218)	(137)
Purchase of business, net of cash acquired	(18)	(737)
Minority investments	(5)	(115)
Proceeds from sale of business	47	—
Proceeds from minority investments	12	—
Proceeds from sale of property	—	3
Insurance proceeds related to loss on property and equipment	—	3
Net cash used in investing activities	(182)	(983)
From financing activities:
Proceeds from debt issuance, net	—	395
Payment of debt issuance costs	—	(2)
Purchase of treasury shares	(129)	(170)
Dividends paid on common stock	(113)	(72)
Payment of obligations under finance leases	(5)	(3)
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(11)
Treasury stock reissued under employee stock plan	3	7
Proceeds from exercise of stock options	4	10
Contribution from non-controlling interest	4	—
Net cash (used in) / provided by financing activities	(237)	154
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	(2)
Net change in cash, cash equivalents, and restricted cash	(457)	(333)
Cash, cash equivalents, and restricted cash at beginning of year	850	1,718
Cash, cash equivalents, and restricted cash at end of period	$393	$1,385

Cash paid during the year:
Interest	$17	$7
Income taxes	$131	$313
Cash paid for amounts included in measurement of operating lease liabilities	$527	$527
Cash paid for amounts included in measurement of finance lease liabilities	$7	$3

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$363	$242
Assets obtained in exchange for finance lease obligations	$1	$4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2022 Form 10-Q Page 5

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

The results of operations for the period ended October 29, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of 2022.

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

WSS

During the thirty-nine weeks ended October 29, 2022, we paid an additional $4 million upon the finalization of the value of net assets acquired, with a corresponding increase to goodwill as compared with the amounts presented in the most recent annual report. The aggregate purchase price for the acquisition has increased to $811 million ($741 million, net of cash acquired). During the third quarter of 2022, we recorded changes to the value of net assets acquired related to income tax balances.

Third Quarter 2022 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The following table represents the final allocation of the purchase price for WSS.

($ in millions)
Assets acquired:
Cash and cash equivalents	$70
Merchandise inventories	82
Other current assets	10
Property and equipment, net	133
Operating lease right-of-use assets	143
Tradenames	296
Customer relationships	13
Other assets	4
Liabilities assumed:
Accounts payable and accrued liabilities	$(59)
Current portion of obligations under finance leases	(3)
Current portion of lease obligations	(19)
Long-term portion of obligations under finance leases	(50)
Long-term lease obligations	(127)
Deferred taxes	(87)
Other liabilities	(4)

Goodwill	409
Total purchase price	$811

atmos

During the thirteen and thirty-nine weeks ended October 29, 2022, we paid an additional $6 million and $14 million, respectively, in connection with the finalization of certain post-closing conditions. The aggregate purchase price for the acquisition has increased to $374 million, subject to additional adjustments for the finalization of the value of net assets acquired and other post-closing matters. The preliminary purchase price includes contingent consideration initially measured at $35 million, which can reach up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The fair value of the contingent consideration has not changed from the initial measurement. The preliminary purchase price does not yet reflect the finalization of the net working capital provisions and other post-closing adjustments. At closing, we placed $30 million in escrow, of which $10 million related to net working capital adjustments and $20 million related to certain indemnifications. The net working capital adjustment will be finalized during the fourth quarter and the indemnification escrow will be released in May 2023, unless there is a pending claim.

The following table represents the preliminary allocation of the purchase price for atmos and includes fair value adjustments to certain assets and liabilities since our most recent annual report. Changes to amounts reported at year end included a $14 million increase in goodwill due to the additional purchase price, a $5 million downward valuation of intangible assets, and other changes of $2 million. These adjustments did not have a significant effect on the consolidated results of operations. We determined that the atmos tradenames will have an indefinite life and will not be amortized.

We are assessing the tax deductibility of the goodwill related to the acquisition.

Third Quarter 2022 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The following table represents the preliminary allocation of the purchase price for atmos.

($ in millions)
Assets acquired:
Cash and cash equivalents	$6
Merchandise inventories	22
Other current assets	12
Property and equipment, net	7
Operating lease right-of-use assets	44
Tradenames	130
Customer relationships	9
Other assets	6
Liabilities assumed:
Accounts payable	$(10)
Current portion of lease obligations	(10)
Other current liabilities	(8)
Long-term lease obligations	(35)
Deferred taxes	(44)
Other liabilities	(8)

Goodwill (1)	253
Total purchase price (2)	$374

(1)	Goodwill represented on this table is at the exchange rate in effect as of the date of acquisition.
(2)	Total purchase price consists of $339 million in cash and $35 million of contingent consideration.

3. Revenue

The table below presents sales disaggregated based upon sales channel. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Sales by Channel
Stores	$1,818	$1,756	$5,310	$5,193
Direct-to-customers	355	433	1,103	1,424
Total sales	$2,173	$2,189	$6,413	$6,617

Sales disaggregated based upon geographic area are presented in the table below. Sales are attributable to the geographic area in which the sales transaction is fulfilled.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Sales by Geography
United States	$1,500	$1,524	$4,423	$4,860
International	673	665	1,990	1,757
Total sales	$2,173	$2,189	$6,413	$6,617

Third Quarter 2022 Form 10-Q Page 8

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

	October 29,	October 30,
($ in millions)	2022	2021
Gift card liability at beginning of year	$46	$41
Liabilities acquired - WSS	—	1
Redemptions	(187)	(187)
Breakage recognized in sales	(12)	(13)
Activations	178	192
Gift card liability	$25	$34

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Sales	$2,173	$2,189	$6,413	$6,617

Operating Results
Division profit	216	283	$660	$930
Less: Impairment and other charges (1)	20	57	38	97
Less: Corporate expense (2)	39	30	109	91
Income from operations	157	196	513	742
Interest expense, net	(3)	(4)	(13)	(8)
Other income / (expense), net (3)	(11)	30	(24)	359
Income before income taxes	$143	$222	$476	$1,093
(1)	See Note 5, Impairment and Other Charges for further detail.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income / (expense), net for the thirteen weeks and thirty-nine weeks ended October 29, 2022 represented primarily the loss on the change in fair value of our investment in Retailors, Ltd., a publicly-listed entity, which was partially offset by other income. See Note 6, Other Income / (Expense), net.

Third Quarter 2022 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Impairment and Other Charges

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Transformation consulting	$17	$—	$27	$—
Impairment of long-lived assets and right-of-use assets	—	13	5	52
Acquisition and integration costs	1	14	4	14
Reorganization costs	2	—	2	2
Impairment of investments	—	30	—	32
Lease termination costs	—	—	—	4
Insurance recovery	—	—	—	(7)
Total impairment and other charges	$20	$57	$38	$97

For the thirteen and thirty-nine weeks ended October 29, 2022, we incurred $17 million and $27 million of transformation consulting expense, respectively. We recorded $1 million and $4 million in acquisition and integration costs related to WSS and atmos for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. We recorded reorganization costs, primarily severance, of $2 million for both the thirteen and thirty-nine weeks ended October 29, 2022, related to the announced closure of a North American distribution center. Additionally, we recorded impairment charges of $5 million related to long-lived assets and right-of-use assets, as well as accelerated tenancy charges for the thirty-nine weeks ended October 29, 2022.

For the thirteen and thirty-nine weeks ended October 30, 2021 we recorded $13 million and $52 million of impairment charges related to the decision to exit the Footaction banner, respectively. Impairment of investments was $30 million and $32 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, due to continued losses and updated estimates of value. In connection with the acquisitions, we recorded costs of $14 million, for the thirteen and thirty-nine weeks ended October 30, 2021. We recorded charges of $4 million in lease-related termination costs, and a severance charge of $2 million in connection with the reorganization of certain support functions, offset by $7 million of insurance recovery income related to 2020 social unrest losses for the thirty-nine weeks ended October 30, 2021.

6. Other Income / (Expense), net

Effective June 27, 2022, the Company reached a definitive agreement to sell all assets related to the Eastbay Team Sales business, consisting primarily of inventory and accounts receivable. During the second quarter, we received proceeds of $47 million from the transaction. During the third quarter we finalized the net assets sold to purchasers increasing the gain to $19 million for the thirty-nine weeks ended October 29, 2022.

7. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	October 29,	October 30,
($ in millions)	2022	2021
Cash and cash equivalents	$351	$1,339
Restricted cash included in other current assets	14	9
Restricted cash included in other non-current assets	28	37
Cash, cash equivalents, and restricted cash	$393	$1,385

Third Quarter 2022 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Cash, Cash Equivalents, and Restricted Cash (continued)

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

9. Other Intangible Assets, net

The components of finite-lived intangible assets and intangible assets not subject to amortization are as follows:

	October 29, 2022			October 30, 2021
	Gross	Accum.	Net	Gross	Accum.	Net
($ in millions)	value	amort.	value	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$94	$(92)	$2	$112	$(108)	$4
Trademarks/tradenames (2)	18	(18)	—	20	(18)	2
Customer lists	20	(7)	13	—	—	—
	$132	$(117)	$15	$132	$(126)	$6

Indefinite life intangible assets: (1)
Trademarks/tradenames			$409			$229
Other intangible assets, net			$424			$235
(1)	The change in the ending balances also reflects the effect of foreign currency fluctuations due primarily to movements of the euro in relation to the U.S. dollar.
(2)	During the fourth quarter of 2021, we recorded a non-cash impairment charge related to the Footaction tradename.

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

Third Quarter 2022 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Other Intangible Assets, net (continued)

Amortization expense recorded is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Amortization expense	$2	$—	$7	$2

Estimated future amortization expense for finite-life intangible assets is as follows:

($ in millions)
Remainder of 2022	$2
2023	7
2024	5
2025	1

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	October 29,	October 30,	January 29,
($ in millions)	2022	2021	2022
Foreign currency translation adjustments	$(211)	$(81)	$(107)
Hedge contracts	(3)	—	—
Unrecognized pension cost and postretirement benefit	(229)	(262)	(236)
	$(443)	$(343)	$(343)

The changes in AOCL for the thirty-nine weeks ended October 29, 2022 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of January 29, 2022	$(107)	—	$(236)	$(343)

OCI before reclassification	(104)	5	1	(98)
Reclassification of hedges, net of tax	—	(8)	—	(8)
Amortization of pension actuarial loss, net of tax	—	—	6	6
Other comprehensive income	(104)	(3)	7	(100)
Balance as of October 29, 2022	$(211)	$(3)	$(229)	$(443)

Third Quarter 2022 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Loss (continued)

Reclassifications from AOCL for the thirty-nine weeks ended October 29, 2022 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(9)
Income tax	1
Reclassification of hedges, net of tax	$(8)

Amortization of actuarial loss:
Pension benefits	$8
Income tax benefit	(2)
Amortization of actuarial loss, net of tax	$6
Total, net of tax	$(2)

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

As of October 29, 2022, the cross-currency swap had a fair value of $4 million and was included in other assets. We record the changes in the fair value of the contract to AOCL. Each period, we reclassify an amount out of AOCL equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of October 29, 2022, there was $4 million in AOCL, net of tax, related to the cross-currency swap. In addition, we recognize swap interest income based on the differential in fixed interest rates per the contract. For the thirteen and thirty-nine weeks ended October 29, 2022, we recorded $1 million and $2 million of income in interest expense, net, respectively. Refer to Note 10 for further information regarding amounts recorded in AOCL.

Third Quarter 2022 Form 10-Q Page 13

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of October 29, 2022			As of October 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$93	$—	$—	$118	$—	$—
Available-for-sale security	—	5	—	—	7	—
Foreign exchange forward contracts	—	2	—	—	—	—
Cross-currency swap contract	—	4	—	—	—	—
Total assets	$93	$11	$—	$118	$7	$—
Liabilities
Contingent consideration	$—	$—	$35	$—	$—	$—
Foreign exchange forward contracts	—	—	—	—	1	—
Total liabilities	$—	$—	$35	$—	$1	$—

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Third Quarter 2022 Form 10-Q Page 14

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, other intangible assets, and minority investments that are not accounted for under the equity method of accounting. These assets are measured using Level 3 inputs, if determined to be impaired. Minority investments measured using the fair value measurement alternative had a carrying value of $579 million and $618 million as of October 29, 2022 and October 30, 2021, respectively.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The balance as of October 29, 2022 includes the $400 million 4% Notes. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	October 29, 2022	October 30, 2021
Carrying value (1)	$395	$492
Fair value	$308	$497
(1)	The carrying value of debt as of October 29, 2022 reflects $5 million of issuer’s discount and costs related to the 4% Notes.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to Foot Locker, Inc.	$96	$158	$323	$790
Weighted-average common shares outstanding	93.4	103.2	94.6	103.5
Dilutive effect of potential common shares	1.3	1.2	1.1	1.4
Weighted-average common shares outstanding assuming dilution	94.7	104.4	95.7	104.9

Earnings per share - basic	$1.02	$1.53	$3.41	$7.63
Earnings per share - diluted	$1.01	$1.52	$3.38	$7.54

Anti-dilutive share-based awards excluded from diluted calculation	2.8	1.8	2.7	1.8

Third Quarter 2022 Form 10-Q Page 15

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Earnings Per Share (continued)

Performance stock units related to our long-term incentive programs of 0.8 million and 0.5 million have been excluded from diluted weighted-average shares for the periods ended October 29, 2022 and October 30, 2021, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

14. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income / (expense), net.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Service cost	$4	$4	$11	$12
Interest cost	5	4	15	13
Expected return on plan assets	(8)	(9)	(23)	(26)
Amortization of net loss	3	3	8	8
Net benefit expense	$4	$2	$11	$7

15. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Options and employee stock purchase plan	$1	$1	$4	$5
Restricted stock units and performance stock units	8	6	21	18
Total share-based compensation expense	$9	$7	$25	$23

Tax benefit recognized	$—	$—	$2	$2

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

Third Quarter 2022 Form 10-Q Page 16

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-Based Compensation (continued)

The table below shows assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended October 29, 2022 and October 30, 2021.

	Stock Option Plans		Stock Purchase Plan
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Weighted-average risk free rate of interest	1.7%	0.9%	0.7%	0.1%
Expected volatility	35.0%	47%	40%	45%
Weighted-average expected award life (in years)	3.8	5.5	1.0	1.0
Dividend yield	2.7%	1.5%	2.3%	4.4%
Weighted-average fair value	$10.71	$20.22	$20.51	$8.78

The information in the table below provides activity under our stock option plans for the thirty-nine weeks ended October 29, 2022.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,211		$48.84
Granted	576		31.53
Exercised	(134)		25.99
Expired or cancelled	(282)		42.62
Options outstanding at October 29, 2022	3,371	4.8	$47.31
Options exercisable at October 29, 2022	2,610	3.6	$51.82
Shares available for future grant at October 29, 2022 under the 2007 Stock Incentive Plan	2,822
Shares available for future grant at October 29, 2022 under the employment inducement award plan (1)	546
(1)	On August 24, 2022, the Company granted options and other awards to its new President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and do not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

The total fair value of options vested October 29, 2022 and October 30, 2021 was $4 million for both periods. The cash received from option exercises during the thirteen and thirty-nine weeks ended October 29, 2022 were $1 million and $4 million, respectively. The related tax benefits realized from option exercises during the thirteen and thirty-nine weeks ended October 29, 2022 were not significant. The cash received from option exercises during the thirteen and thirty-nine weeks ended October 30, 2021 were not significant and $10 million, respectively. The related tax benefits realized from option exercises during the thirteen and thirty-nine weeks ended October 30, 2021 were not significant and $2 million, respectively.

Third Quarter 2022 Form 10-Q Page 17

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Share-Based Compensation (continued)

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Exercised	$—	$—	$1	$8

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
Outstanding	$7	$25
Outstanding and exercisable	$5	$11

As of October 29, 2022, there was $4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.5 years.

The table below summarizes information about stock options outstanding and exercisable at October 29, 2022

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	1,241	7.1	$26.41	584	$24.22
$44.78 - $48.98	446	3.0	45.02	446	45.02
$53.61 - $58.94	501	5.5	56.69	397	57.44
$62.02 - $72.83	1,183	2.7	66.14	1,183	66.14
	3,371	4.8	$47.31	2,610	$51.82

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

Third Quarter 2022 Form 10-Q Page 18

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

RSU and PSU activity for the thirty-nine weeks ended October 29, 2022 is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,391		$43.95
Granted	1,221		30.60
Vested	(112)		55.20
Performance adjustment (1)	(40)
Forfeited	(314)		32.89
Nonvested at October 29, 2022	2,146	1.6	$37.15

Aggregate value ($ in millions)	$80
(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

The total value of RSU and PSU awards that vested during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $6 million and $23 million, respectively. As of October 29, 2022, there was $37 million of total unrecognized compensation cost related to nonvested awards.

16. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a purported wage/hour and wage statement violation class action in California.

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

17. Subsequent Events

Subsequent to the end of the third quarter, the Company entered into an agreement to sell its shares in Retailors, Ltd. at a discount to the publicly traded value. We expect to receive net proceeds of approximately $84 million in the fourth quarter of 2022.

Third Quarter 2022 Form 10-Q Page 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. leads the celebration of sneaker and youth culture around the globe through a portfolio of brands including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs Sports, Eastbay, atmos, WSS, Footaction, and Sidestep. As of October 29, 2022, we operated 2,794 primarily mall-based stores, as well as stores in high-traffic urban retail areas and high streets, in 28 countries across the United States, Canada, Europe, Australia, New Zealand, and Asia, as well as websites and mobile apps. Our purpose is to inspire and empower youth culture around the world, by fueling a shared passion for self-expression and creating unrivaled experiences at the heart of the global sneaker community.

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

Store Count

At October 29, 2022, we operated 2,794 stores as compared with 2,858 and 2,956 stores at January 29, 2022 and October 30, 2021, respectively.

Franchise Operations

A total of 155 franchised stores were operating at October 29, 2022, as compared with 142 and 136 stores at January 29, 2022 and October 30, 2021, respectively, operating in the Middle East and Asia. Revenue from franchised stores was not significant for any of the periods presented. These stores are not included in the operating store count above.

Leadership Transition

As part of a planned succession process, Richard A. Johnson retired as President and Chief Executive Officer, effective September 1, 2022. Mary N. Dillon, former Executive Chair and CEO of Ulta Beauty, Inc., was appointed President and Chief Executive Officer and a member of the Foot Locker Board, also effective September 1, 2022.

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

Third Quarter 2022 Form 10-Q Page 20

These non-GAAP measures are presented because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each item. The income tax items represent the discrete amount that affected the period. The non-GAAP financial information is provided in addition, and not as an alternative, to our reported results prepared in accordance with GAAP.

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

Presented below is a reconciliation of GAAP and non-GAAP.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions, except per share amounts)	2022	2021	2022	2021
Pre-tax income:
Income before income taxes	$143	$222	$476	$1,093
Pre-tax amounts excluded from GAAP:
Impairment and other charges	20	57	38	97
Other income / expense, net	14	(27)	32	(347)
Adjusted income before income taxes (non-GAAP)	$177	$252	$546	$843

After-tax income:
Net income attributable to Foot Locker, Inc.	$96	$158	$323	790
After-tax adjustments excluded from GAAP:
Impairment and other charges, net of income tax benefit of $5, $14, $10, and $24 million, respectively	15	43	28	73
Other income / expense, net of income tax benefit/(expense) of $4, ($7), $7, and $(91) million, respectively	10	(20)	25	(256)
Tax reserves charge	—	—	5	—
Adjusted net income (non-GAAP)	$121	$181	$381	607

Earnings per share:
Diluted earnings per share	$1.01	$1.52	$3.38	7.54
Diluted EPS amounts excluded from GAAP:
Impairment and other charges	0.16	0.41	0.29	0.69
Other income / expense, net	0.10	(0.19)	0.26	(2.43)
Tax reserves charge	—	—	0.05	—
Adjusted diluted earnings per share (non-GAAP)	$1.27	$1.74	$3.98	5.80

During the thirteen and thirty-nine weeks ended October 29, 2022, we recorded pre-tax charges of $20 million and $38 million, respectively, classified as Impairment and Other. See the Impairment and Other Charges section for further information.

Third Quarter 2022 Form 10-Q Page 21

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

The table below summarizes our results.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Sales	$2,173	$2,189	$6,413	$6,617

Operating Results
Division profit	216	283	660	930
Less: Impairment and other charges (1)	20	57	38	97
Less: Corporate expense (2)	39	30	109	91
Income from operations	157	196	513	742
Interest expense, net	(3)	(4)	(13)	(8)
Other income / (expense), net (3)	(11)	30	(24)	359
Income before income taxes	$143	$222	$476	$1,093
(1)	See the Impairment and Other Charges section for further information.
(2)	Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.
(3)	Other income / (expense), net includes non-operating items, franchise royalty income, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income / (expense), net section for further information.

Third Quarter 2022 Form 10-Q Page 22

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

For the thirteen weeks ended October 29, 2022, total sales decreased by $16 million, or 0.7%, to $2,173 million, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 29, 2022, total sales decreased by $204 million, or 3.1%, to $6,413 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales increased by $72 million, or 3.3%, for the thirteen weeks ended October 29, 2022, and decreased by $4 million, or 0.1%, for the thirty-nine weeks ended October 29, 2022. Comparable sales increased by 0.8% and decreased by 3.9% for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Stores
Sales	$1,818	$1,756	$5,310	$5,193
$ Change	$62		$117
% Change	3.5%		2.3%
% of total sales	83.7%	80.2%	82.8%	78.5%
Comparable sales increase	4.7%	4.2%	1.9%	32.7%

Direct-to-customers
Sales	$355	$433	$1,103	$1,424
$ Change	$(78)		$(321)
% Change	(18.0)%		(22.5)%
% of total sales	16.3%	19.8%	17.2%	21.5%
Comparable sales decrease	(14.5)%	(4.6)%	(24.2)%	(7.1)%

Sales from our acquired WSS and atmos banners were $162 million and $40 million, respectively, for the thirteen weeks ended October 29, 2022, and $437 million and $137 million, respectively for the thirty-nine weeks ended October 29, 2022. WSS, which was acquired during the third quarter of 2021, generated sales for partial quarter of 2021 of $56 million. The information shown below represents certain combined stores and direct-to-customers sales metrics, excluding the sales from WSS (current and prior-year periods) and atmos.

	Thirteen weeks		Thirty-nine weeks
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
North America	(7.7)%	(1.1)%	(15.6)%	(9.9)%
EMEA	3.5%	0.8%	17.6%	14.7%
Asia Pacific	42.2%	36.5%	25.5%	20.9%
	(3.5)%	0.8%	(8.0)%	(3.9)%

Third Quarter 2022 Form 10-Q Page 23

Despite the decline in sales as compared with our record levels in 2021, sales exceeded the results of 2019. Excluding the effect of foreign exchange rate fluctuations and our acquisitions, sales increased by 4.5% and by 2.2% for the quarter and year-to-date periods, respectively, as compared with the corresponding periods of 2019.

Comparable sales increased in our stores, however sales decreased in our direct-to-customer channel for the quarter and year-to-date periods of 2022. Our sales in stores increased, driven by strong demand, brand diversification efforts, and improved access to high-quality inventory. Our direct-to-customer channel continued to decrease as shoppers navigated back to physical locations.

Our North American operating segment’s sales, excluding WSS, and comparable-store sales for the current year were negatively affected by the significant fiscal stimulus, which contributed to last year’s growth, as well as the effects of inflation on customer demand. Additionally, the wind down of the Footaction business negatively affected sales, last year we operated 161 stores as compared with 11 this quarter. Within EMEA, sales from the Foot Locker banner increased as tourism returned to more historical levels driving traffic back to our stores. The overall positive comparable sales for EMEA was partly offset by continued decline in sales from the Sidestep banner, which generated a negative decline in comparable sales for the quarter. Asia Pacific, excluding atmos, generated increases from both strong performance in Australia and New Zealand compared to last year’s COVID-19 related store closures, coupled with growth in Asia, based on expansion in that region. Asia Pacific’s increases were affected by the increase in operating days, the current year was essentially open for all days as compared with approximately 56% and 75% for the quarter and year-to-date periods last year, respectively.

From a product perspective, for the combined channels for the quarter, increased sales from footwear product was offset by a decline in apparel sales, while sales of accessories were essentially flat.  For the year-to-date period, the decline in sales was primarily from lower footwear and apparel sales, offset, in part, by higher sales of accessories. The decline in footwear for the third quarter was primarily due to lower sales from men’s and kids’ running footwear products, and the decline in sales of apparel represented lower sales of men’s and performance apparel products. For the year-to-date period, men’s, kids’, and performance footwear decreased, offset by a small increase in sales of women’s footwear. Apparel sales decreased in the men’s, kids’, and performance categories, while sales of women’s product increased.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Gross margin rate	32.0%	34.7%	32.6%	34.9%
Basis point decrease in the gross margin rate	(270)		(230)
Components of the change:
Merchandise margin rate decline	(280)		(210)
Occupancy and buyers’ compensation expense rate	10		(20)

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

The gross margin rate decreased to 32.0% for the thirteen weeks ended October 29, 2022, as compared with the corresponding prior-year period, reflecting a 280-basis point decrease in the merchandise margin rate, and a 10-basis point leverage in the occupancy and buyers’ compensation rate. For the thirty-nine weeks ended October 29, 2022, the gross margin rate declined by 230 basis points, reflecting a 210-basis point decrease in the merchandise margin rate and a 20-basis point deleverage in the occupancy and buyers’ compensation rate.

Third Quarter 2022 Form 10-Q Page 24

The declines in merchandise margin rate reflected higher markdowns versus historically-low levels last year and higher supply chain costs. Additionally, merchandise margin is negatively affected by the recent acquisitions that generate a lower rate, which is offset by lower occupancy costs and therefore does not significantly affect the overall gross margin rate. The occupancy rate also reflected the effect of prior year rent abatements related to COVID-19 that represented $3 million and $14 million for the thirteen and thirty-nine weeks of last year, respectively, as compared with insignificant amounts this year.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
SG&A	$467	$458	$1,382	$1,326
$ Change	$9		$56
% Change	2.0%		4.2%
SG&A as a percentage of sales	21.5%	20.9%	21.5%	20.0%

SG&A increased by $9 million, or $32 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended October 29, 2022, as compared with the corresponding prior-year period. For the year-to-date period SG&A increased by $56 million, or $109 million excluding the effect of foreign currency fluctuations. Our newly acquired businesses contributed $44 million and $116 million for the quarter and year-to-date periods, respectively, to the overall increase. As a percentage of sales, SG&A increased by 60 basis points and 150 basis points for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, driven by higher labor costs, information technology and support expenses, and COVID-19 related matters in the prior year, partially offset by early savings from our cost optimization program.

SG&A for the thirteen and thirty-nine weeks ended October 29, 2022 included nominal payroll subsidies from local governments, compared with $1 million and $15 million for the corresponding prior-year periods, respectively.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Depreciation and amortization	$52	$49	$157	$142
$ Change	$3		$15
% Change	6.1%		10.6%

Depreciation and amortization expense increased by $3 million and $15 million for the thirteen weeks and thirty-nine weeks ended October 29, 2022, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $5 million and $20 million for the thirteen weeks and thirty-nine weeks ended October 29, 2022, respectively, as compared with the corresponding prior-year periods. The increase was primarily related to the acquisitions of WSS and atmos.

Impairment and Other Charges

Transformation consulting charges were $17 million and $27 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. Impairment of long-lived assets and right-of-use assets was not significant and $5 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, compared to $13 million and $52 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. Acquisition and integration costs related to WSS and atmos were $1 million and $4 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, compared with $14 million during each of the prior year periods.

Third Quarter 2022 Form 10-Q Page 25

We recorded reorganization costs, primarily severance, of $2 million for both the thirteen and thirty-nine weeks ended October 29, 2022.

For the thirteen and thirty-nine weeks ended October 30, 2021, impairment of investments was $30 million and $32 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, due to continued losses and updated estimates of value for the Company’s minority investments. We recorded charges of $4 million in lease-related termination costs, and a severance charge of $2 million in connection with the reorganization of certain support functions, offset by $7 million of insurance recovery income related to 2020 social unrest losses for the thirty-nine weeks ended October 30, 2021.

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Corporate expense	$39	$30	$109	$91
$ Change	$9		$18

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense increased by $9 million and $18 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $10 million and $9 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and $29 million and $25 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. Excluding the changes in depreciation and amortization, corporate expense increased primarily due to higher information technology and support expenses.

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Division profit	$216	$283	$660	$930
Division profit margin	9.9%	12.9%	10.3%	14.1%

Division profit margin as a percentage of sales decreased to 9.9% and 10.3% of sales for the thirteen weeks and thirty-nine weeks ended October 29, 2022, respectively, with both sales channels experiencing declines in gross margin and deleveraging expenses. WSS and atmos generated division profit of $8 million and $4 million, respectively for the third quarter, and $28 million and $21 million for the year-to-date period. WSS’ division results for the prior year period was not significant as the acquisition occurred during the quarter.

Our Sidestep business has been underperforming and management is currently reviewing strategic actions to assess this operation. Management will monitor the results of this business during the fourth quarter and will assess, if necessary, the effect of various initiatives on the projected performance of this division, which may include an impairment review.

Third Quarter 2022 Form 10-Q Page 26

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$(6)	$(4)	$(18)	$(10)
Interest income	3	—	5	2
Interest (expense) income, net	$(3)	$(4)	$(13)	$(8)

We recorded $3 million and $13 million of net interest expense for the thirteen and thirty-nine weeks ended October 29, 2022, respectively as compared with net interest expense of $4 million and $8 million for the corresponding prior-year periods. Interest expense increased primarily due to the issuance of the 4% Notes, partially offset by higher interest income from our cross-currency swap and higher interest rates earned on our cash and cash equivalents.

Other Income / (Expense), Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Other income / (expense), net	$(11)	$30	$(24)	$359

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

The thirteen weeks ended October 29, 2022 reflected a gain of $1 million from the divestiture of Eastbay Team Sales, and a $15 million loss on minority investments, primarily the decline in the fair value of our Retailors, Ltd. investment. The thirty-nine weeks ended October 29, 2022 reflected the gain from the divestiture of $19 million, a decline in our Retailors, Ltd. investment of $52 million, partially offset by $1 million of dividend income.

Other income / (expense), net also includes $3 million and $9 million of franchise income for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The year-to-date period also includes a charge of $1 million primarily related to our auction rate security.

Other income for the thirteen weeks ended October 30, 2021 primarily consisted of the $26 million increase in the fair value of our Retailors, Ltd. investment and other minority investment income of $1 million. The amount for the thirty-nine weeks ended October 30, 2021 includes a $290 million increase in the fair value of our minority investment in GOAT, $50 million of income related to Retailors, Ltd., $4 million related to our insurance recovery from the 2020 social unrest, and other minority investment income of $3 million.

Activity related to our minority investments and the insurance recovery were all considered our non-GAAP adjustments in all of the periods presented.

Third Quarter 2022 Form 10-Q Page 27

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
($ in millions)	2022	2021	2022	2021
Provision for income taxes	$47	$64	$154	$303
Effective tax rate	33.0%	28.8%	32.4%	27.7%

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

We also recorded a tax expense of $6 million in connection with Eastbay Team Sales divestiture, including the effect of a non-deductible goodwill write-off, that occurred in the second quarter.

During the thirty-nine weeks ended October 29, 2022, we recorded $1 million of expense related to tax deficiencies from share-based compensation, as compared with an excess tax benefit of $2 million recorded in the corresponding prior-year period.

Excluding the above-mentioned discrete items, the effective tax rates for the current year periods increased, as compared with the corresponding prior-year periods, primarily due to the change in the level and mix of domestic and foreign earnings.

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

Third Quarter 2022 Form 10-Q Page 28

We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements.

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of October 29, 2022, approximately $1,103 million remained available under our current $1.2 billion share repurchase program, which was approved in February 2022. The new program does not have an expiration date.

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

Operating Activities

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
Net cash (used in) provided by operating activities	$(32)	$498
$ Change	$(530)

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

As of October 29, 2022, we have withheld approximately $5 million of lease and lease-related payments as we continue to negotiate rent deferrals or abatements with our landlords for the period that our stores were closed due to the COVID-19 pandemic.

Investing Activities

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
Net cash used in investing activities	$(182)	$(983)
$ Change	$801

The change in investing activities primarily reflected the WSS acquisition in the prior year and higher capital expenditures in the current year, partially offset by divestiture of certain assets. During the third quarter of 2021, we completed the acquisition of WSS for $737 million, net of cash acquired. During the thirty-nine weeks ended October 29, 2022, we paid an additional $18 million for the WSS and atmos acquisitions upon the satisfaction of certain post-closing conditions.

Third Quarter 2022 Form 10-Q Page 29

For the thirty-nine weeks ended October 29, 2022, capital expenditures increased by $81 million to $218 million, as compared with the corresponding prior-year period. Our full-year capital spending is expected to be $265 million. The forecast includes $182 million related to the remodeling or relocation of approximately 140 existing stores and the opening of approximately 110 new stores, as well as $83 million for the development of information systems, websites, and infrastructure, including supply chain initiatives.

We have invested $5 million in minority investments during the current year, including various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative. During the second quarter of 2022, we sold our position in one of our minority investments receiving proceeds of $12 million. In the prior-year period, we invested $115 million which was comprised of an additional $33 million investment in GOAT, a $68 million investment in a public entity (Retailors, Ltd.), and a $14 million investment in various companies, primarily related to LEED.

Also during the second quarter of 2022, we sold our Eastbay Team Sales business receiving proceeds of $47 million.

We sold the former Runners Point headquarters in the first quarter of 2021, generating proceeds of $3 million. Also last year, we received insurance proceeds of $3 million related to property and equipment claims from the social unrest losses in 2020.

Financing Activities

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
Net cash (used in) / provided by financing activities	$(237)	$154
$ Change	$(391)

Cash used in financing activities was driven by our return to shareholders initiatives, including our share repurchase program and cash dividends, as follows:

	Thirty-nine weeks ended
	October 29,	October 30,
($ in millions)	2022	2021
Share repurchases	$129	$170
Dividends paid on common stock	113	72
Total returned to shareholders	$242	$242

During the thirty-nine weeks ended October 29, 2022, we repurchased 4,050,000 shares of common stock for $129 million under our share repurchase programs, whereas in the prior year we spent $170 million to repurchase shares. We also declared and paid $113 million in dividends representing a quarterly rate of $0.40 per share in 2022, as compared with $72 million in dividends representing quarterly rates of $0.20 per share for the first two quarters of 2021 and $0.30 per share for the third quarter.

We paid $1 million to satisfy tax withholding obligations relating to the vesting of share-based equity awards during the thirty-nine weeks ended October 29, 2022, as compared with $11 million in 2021. Offsetting this amount were proceeds received in connection with employee stock programs of $7 million in the current year, as compared with $17 million in the prior-year period. Additionally, we paid $5 million of principal on our finance lease obligations, mainly related to certain WSS stores.

Cash provided by financing activities in the prior-year period consisted primarily of the issuance of the 4% Notes due 2029, for which we received $395 million in proceeds, net of the initial purchasers’ discount.

Third Quarter 2022 Form 10-Q Page 30

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

During the quarter ended October 29, 2022, there were no changes, other than process changes that may be necessary related to the newly acquired businesses, in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act), that materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Third Quarter 2022 Form 10-Q Page 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended October 29, 2022.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
July 31 to August 27, 2022	—	$—	—	$1,103,814,042
August 28 to October 1, 2022	786	34.46	—	1,103,814,042
October 2 to October 29, 2022	—	—	—	1,103,814,042
	786	$34.46	—
(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 24, 2022, the Board of Directors approved a new $1.2 billion share repurchase program. The new program does not have an expiration date.

Third Quarter 2022 Form 10-Q Page 32

Item 6. Exhibits

Exhibit No.	Description
15*	Accountants’ Acknowledgement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	Report of Independent Registered Public Accounting Firm.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile).

*    Filed herewith

**   Furnished herewith

Third Quarter 2022 Form 10-Q Page 33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2022	FOOT LOCKER, INC.

/s/ Andrew E. Page
ANDREW E. PAGE
Executive Vice President and Chief Financial Officer

Third Quarter 2022 Form 10-Q Page 34