Form 10-K
period 2023-01-28
FOOT LOCKER, INC.
filed 2023-03-27
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 20, 2023:	93,429,371

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 30, 2022 was approximately:

$1,323,542,801*

*    For purposes of this calculation only (a) all non-employee directors plus six executive officers and owners of 5% or more of the registrant are deemed to be affiliates of the registrant, and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 17, 2023: Parts III and IV.

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including the unavailability of premium products at competitive prices, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders and return merchandise; our ability to fund our planned capital investments; volatility in the financial markets or other global economic factors; our ability to access the credit markets at competitive terms; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; liquidity; cash flow from operations; use of cash and cash requirements; borrowing capacity under our credit facility; repatriation of cash to the United States; supply chain issues; labor shortages and wage pressures; expectations regarding increased wages; inflation; consumer spending levels; the effect of governmental assistance programs;, including vaccines and safety protocols; expectations regarding increasing global taxes; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; ESG risks; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” in this Annual Report.

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

Please refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect.

We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the “Registrant,” “Company,” “we,” “our,” or “us.” Foot Locker, Inc. has its corporate headquarters in New York.

Foot Locker, Inc. is a leading footwear and apparel retailer that unlocks the “inner sneakerhead” in all of us.  As of January 28, 2023, we operated 2,714 stores in 29 countries across North America, Europe, Australia, New Zealand, and Asia, and a franchised store presence in the Middle East and Asia. Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, or on our mobile application, is a high priority for us. We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners. These sites offer some of the largest online product selections and provide a seamless link between e-commerce and physical stores.

The service marks, tradenames, and trademarks appearing in this report (except for Nike, Jordan, adidas, and Puma) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	January 29,			January 28,	Relocations/	(in thousands)
	2022	Opened	Closed	2023	Remodels	Selling	Gross
Foot Locker U.S. (1)	816	31	100	747	37	2,362	4,044
Foot Locker Canada	95	1	10	86	4	249	412
Kids Foot Locker	410	22	22	410	22	772	1,306
Champs Sports	525	3	42	486	6	1,792	2,809
WSS	98	17	—	115	4	1,138	1,435
Footaction (2)	41	—	39	2	—	6	11
North America	1,985	74	213	1,846	73	6,319	10,017
Foot Locker Europe	626	20	18	628	24	1,131	2,329
Sidestep	86	1	9	78	—	97	186
EMEA	712	21	27	706	24	1,228	2,515
Foot Locker Pacific	94	1	1	94	15	213	325
Foot Locker Asia	30	3	—	33	—	126	233
atmos	37	4	6	35	3	37	63
Asia Pacific	161	8	7	162	18	376	621
Total owned stores	2,858	103	247	2,714	115	7,923	13,153

Franchised stores	142	33	16	159
Grand Total	3,000	136	263	2,873
(1)	Includes 14 and 6 Lady Foot Locker stores as of January 29, 2022 and January 28, 2023, respectively.
(2)	We expect to close the two remaining stores in the first half of 2023.

As of January 28, 2023, we operate 173 Community and Power Stores across the geographies in which we operate. Community Stores are off-mall stores in the heart of the community that focus on creating authentic trust with local consumers and provide elevated shopping experiences with community spaces. Power Stores are stores that provide an elevated, seamless, and convenient shopping journey for the full family. Both Community and Power Stores provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community.

2022 Form 10-K Page 1

The following is a brief description of each of our banners:

Foot Locker — Foot Locker is a leading global youth culture brand that connects the sneaker-obsessed consumer with the most innovative and culturally relevant sneakers and apparel. Across all our consumer touchpoints, Foot Locker enables consumers to fulfill their desire to be part of sneaker and youth culture. We curate special product assortments and marketing content that supports our premium position, from leading global brands such as Nike, Jordan, adidas, and Puma, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events, highly targeted and personalized experiences in local markets, and through our social and digital channels. Foot Locker’s 1,588 stores are located in 28 countries including 747 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 86 in Canada, 628 in Europe, a combined 94 in Australia and New Zealand, and 33 in Asia. Our domestic stores have an average of 3,200 selling square feet and our international stores have an average of 2,000 selling square feet.

Kids Foot Locker — Kids Foot Locker offers a large selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment with only the best assortment in stores and online. We drive a sense of community in local markets through our newly-launched “House of Play” Community Store concept, which connects with kids, parents, and caregivers through the power of play, offering experiences and products that celebrate the wonder and fun of childhood. Of our 410 stores, 379 are located in the United States, and Puerto Rico, 16 in Europe, and 15 in Canada. These stores have an average of 1,900 selling square feet.

Champs Sports — Champs Sports is a primarily mall-based specialty athletic footwear and apparel retailer in North America focused on serving the “Active Athlete” segment that is highly connected to sport and inspired by what’s worn in the game and on the field. Champs Sports is our lead banner for apparel, driving more head-to-toe offerings for the consumer shopping for their performance and athleisure needs. Of our 486 stores, 454 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 32 in Canada. The Champs Sports stores have an average of 3,700 selling square feet.

Sidestep — We have announced our plan to wind down our Sidestep banner in 2023. We will close our 78 stores located in Germany, Netherlands, Spain, Belgium, and Luxembourg, with select stores converting to our Foot Locker banner. Sidestep stores have an average of 1,200 selling square feet.

WSS — Acquired in 2021, WSS is an athletic-inspired retailer focused on the large and rapidly growing Hispanic consumer demographic, operating a fleet of 115 off-mall stores in key markets across California, Texas, Arizona, and Nevada. WSS’s community-driven business benefits from deep relationships with customers. WSS stores have an average of 9,900 selling square feet.

atmos — Acquired in 2021, atmos is a digitally-led, culturally-connected global brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. atmos operates 32 stores in Japan and 3 stores in the United States, with an average of 1,100 selling square feet. The brand is also licensed to various entities across Asia.

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

Human Capital

We had 15,200 full-time and 31,680 part-time employees as of January 28, 2023, and we consider employee relations to be satisfactory.

2022 Form 10-K Page 2

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

2022 Form 10-K Page 3

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

We purchased 86% of our merchandise in 2022 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 65% of all merchandise purchased in 2022 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our banners are highly dependent on Nike. Individually, they purchased approximately 50% to 70% of their merchandise from Nike during the year. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their own criteria. We cannot be certain that our suppliers will allocate sufficient amounts to us in the future or whether our suppliers will choose to further sell such merchandise through their own direct-to-customers channel.

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

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order most of our footwear four to six months prior to delivery to us. If we fail to anticipate accurately either the market for the merchandise or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

We are affected by mall traffic and our ability to secure suitable store locations, both in malls and off-malls.

Many of our stores, especially in North America where only 26% of our locations are off-mall, are located primarily in enclosed regional and neighborhood malls. Our sales are affected, in part, by the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing or continued decline of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers.

2022 Form 10-K Page 4

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

The effects of natural disasters, terrorism, acts of war, acts of violence, and public health issues, such as COVID-19, may adversely affect our business.

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

2022 Form 10-K Page 5

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

Information technology is a critical part of our business operations. We depend on information systems to process transactions, analyze customer behaviors through our loyalty program, make operational decisions, manage inventory, operate our websites, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. There is a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center or data leakage of confidential information, either internally or through our third-party providers. In addition, cybersecurity researchers anticipate an increase in cyberattack activity in connection with the Russian invasion of Ukraine.

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

Failure of our systems, either internally or at our third-party providers, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and negative consequences to us, our employees, and those with whom we do business. A cyberattack on a communications network or power grid could cause operational disruption resulting in loss of revenues. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by us could also severely damage our reputation, expose us to the risks of litigation and liability, increase operating costs associated with remediation, and harm our business. While we carry insurance that would mitigate losses in connection with security breaches and cyber incidents, insurance may be insufficient to compensate us fully for potentially significant losses.

2022 Form 10-K Page 6

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

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers appear increasingly to have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation or breach involving this data could cause our customers to lose confidence in our ability to protect their data, which may cause them to potentially stop shopping with us or joining our loyalty program, attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position, and cash flows.

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time.

The European Union (“E.U.”) adopted a comprehensive General Data Privacy Regulation (the “GDPR”), which requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete data about themselves. Failure to comply with GDPR, including UK GDPR post-Brexit, requirements could result in penalties of up to 4% of worldwide revenue.

Data protection legislation and enforcement is also becoming increasingly common in the Asia Pacific region and in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA, among other things, requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) has revised and significantly expanded the scope of the CCPA. The CPRA, among other things, also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Connecticut, Utah, and Virginia have also enacted comprehensive consumer privacy laws, and other states may follow. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA, and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement, sanctions, and private litigation.

The technology enablement of omni-channel in our business is complex.

We continue to invest in initiatives designed to deliver a high-quality, coordinated shopping experience online, in stores, and on mobile devices, which requires substantial investment in technology, information systems, and employee training, as well as significant management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, software, and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. If our omni-channel initiatives are not successful we may not be able to provide a relevant shopping experience, or we may not realize the return on our omni-channel investments that we anticipate, our financial performance and future growth could be materially adversely affected.

2022 Form 10-K Page 7

Risks Related to our Operations and Supply Chain

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate multiple distribution centers worldwide, as well as third-party arrangements, to support our operations in the United States, Canada, England, Australia, New Zealand, and Asia.

If complications arise with any facility or third-party arrangements, or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. We also may be affected by disruptions in the global transportation network caused by events including delays caused by port disruption, port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

Our reliance on key management.

Future performance will depend upon our ability to attract, retain, and motivate our executive and senior management teams. Our future performance depends, to a significant extent, both upon the continued services of our current executive and senior management teams, as well as our ability to attract, hire, motivate, and retain additional qualified management in the future. We have succession plans in place and our Board of Directors reviews these succession plans. If our succession plans do not adequately cover significant and unanticipated turnover, the loss of the services of any of these individuals, or any resulting negative perceptions or reactions, could damage our reputation and our business.

Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Our ability to successfully execute our strategy depends on attracting, developing and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies.

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

We have experienced unusually low availability of workers, which we believe was primarily attributable to COVID-19 pandemic-related factors and in turn has created increased competition in labor markets. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations.

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

2022 Form 10-K Page 8

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

At January 28, 2023 we hold $630 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Risks Related to Internal Controls, Shareholder Activism, Geopolitics, Regulations, and Other External Risks

We have identified a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” we identified a material weakness in our control over financial reporting related to our newly acquired WSS business. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. We are actively engaged in developing a remediation plan designed to address this material weakness; however, we cannot guarantee that these steps will be sufficient or that we will not have a material weakness in the future. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We may face risks associated with shareholder activism.

Publicly-traded companies are subject to campaigns by shareholders advocating corporate actions related to matters such as corporate governance, operational practices, and strategic direction. We may become subject in the future to such shareholder activity and demands. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or stock price.

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2022 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States.

2022 Form 10-K Page 9

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

2022 Form 10-K Page 10

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

Increasing inflation could adversely affect our business, financial condition, results of operations, or cash flows.

Inflation, as well as some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation, may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. Fewer customers may shop as these purchases may be seen as discretionary, and those who do shop may limit the amount of their purchases. Any reduced demand or changes in customer purchasing behavior may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending. This could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Instability in the financial markets may adversely affect our business.

The global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, disruptions to the banking system and financial market volatility resulting from bank failures, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of Brexit, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

The phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding. The Federal Reserve Board adopted a final rule in December 2022 that replaces LIBOR in certain financial contracts after June 30, 2023. Our revolving credit agreement provides for alternative methods of calculating the interest rate payable on indebtedness thereunder.

2022 Form 10-K Page 11

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

At January 28, 2023 our cash and cash equivalents totaled $536 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At January 28, 2023, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

Our U.S. pension plan trust holds assets totaling $509 million at January 28, 2023. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

Our financial results may be adversely affected by tax rates or exposure to additional tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax results by tax jurisdiction, changes in tax laws or related interpretations in the jurisdictions in which we operate, and tax assessments and related interest and penalties resulting from income tax audits. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s Pillar II global minimum tax. Various countries are in the process of incorporating the Pillar II framework within their tax laws.

Changes in employment laws or regulation could harm our performance.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These laws include, but are not limited to, minimum wage requirements, overtime, sick, and premium pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act, and the Protecting the Right to Organize Act, unemployment tax rates, workers’ compensation rates, European works council requirements, and union organization.

A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime, sick, and premium pay, paid leaves of absence, mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. Complying with any new legislation or interpretation of law, or reversing changes implemented under existing law could be time-intensive and expensive and may affect our business.

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays, and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Concern over climate change may result in new or additional legal, legislative, regulatory, and compliance requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business.

2022 Form 10-K Page 12

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

Increasing attention to ESG matters may also cause certain institutional investors to be discouraged from investing in us. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and, in recent years, have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. In addition, the importance of ESG scoring evaluations is becoming more broadly accepted by shareholders. Certain organizations have developed scores and ratings to evaluate companies based upon certain ESG metrics. Many shareholders focus on positive ESG business practices and scores when making investments and may consider a company’s score as a reputational or other factor in making an investment decision.

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

2022 Form 10-K Page 13

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

Risks Related to our Indebtedness and our Credit Facility

Our debt may cause an adverse effect on our business.

During 2021, we completed the sale of $400 million of 4% Senior Notes due 2029. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our debt obligations could adversely affect our business, financial condition, results of operations, and other corporate requirements. This could require us to direct a substantial portion of our future cash flow toward payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, and other corporate requirements, thereby limiting our ability to respond to business opportunities.

We may be unable to draw on our credit facility in the future.

Borrowings and letters of credit under our credit facility are not permitted to exceed a borrowing base, which is tied to our level of inventory. Therefore, reductions in the value of our inventory would result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. Also, if we do not comply with our financial covenants and we do not obtain a waiver or amendment from our lenders, the lenders may elect to cause any amounts then owed to become immediately due and payable, or they may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2022 were approximately 13.15 and 7.92 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

As of January 28, 2023, we operated eight distribution centers, of which two are owned and six are leased, occupying an aggregate of 3.85 million square feet. Six of these distribution centers are in the United States, one in Canada, and one in the Netherlands. Additionally, we utilize the services of third-party providers for our operations in the U.K., Australia, New Zealand, and Asia. In connection with the closure of the Eastbay business, its distribution center will be closed in early 2023. We also own a manufacturing facility and operate a leased warehouse in the United States, which support our Team Edition apparel business.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms similar to existing leases.

2022 Form 10-K Page 14

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 27, 2023, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Mary N. Dillon	Chief Executive Officer since September 2022. Previously, Ms. Dillon served as Chief Executive Officer of Ulta Beauty, Inc. from July 2013 through June 2021.	61	2022
Franklin R. Bracken	Executive Vice President and Chief Commercial Officer since December 2022. Previously, he served as Executive Vice President and Chief Operating Officer from November 2021 through December 2022, Executive Vice President and Chief Executive Officer — North America from July 2020 through November 2021, Senior Vice President and General Manager Foot Locker U.S., Lady Foot Locker, and Kids Foot Locker from October 2017 through July 2020, and Vice President General Manager of Foot Locker Canada from February 2016 through October 2017.	50	2021
Sheilagh M. Clarke	Executive Vice President, General Counsel and Secretary since March 2022. Previously, she served as Senior Vice President, General Counsel and Secretary from June 2014 through March 2022.	63	2014
Rosalind Reeves	Executive Vice President and Chief Human Resource Officer since December 2022. Previously, she served as Vice President, Talent, Diversity & Organizational Capability from December 2021 through December 2022, and Vice President, Field Human Resources from July 2020 through December 2021. From March 2020 through July 2020, she was a founding partner of AgileHR Services. Prior to this, she served as VP, Employment Practice and Compliance of AMC Theaters from January 2019 through August 2019 and Vice President, Benefits and Employment Practices from January 2017 through December 2018.	55	2022
Elliott D. Rodgers	Executive Vice President and Chief Operations Officer since December 2022. Previously, Mr. Rodgers served as Chief People Officer for Project 44 from October 2021 through November 2022. He served various roles at Ulta Beauty, Inc., including Chief Information Officer from September 2020 through October 2021, Chief Supply Chain Officer from April 2019 to September 2020, and Senior Vice President, Supply Chain from March 2017 through March 2019.	47	2022
Robert Higginbotham	Mr. Higginbotham is the interim Chief Financial Officer, effective March 1, 2023. Mr. Higginbotham has served as Senior Vice President, Investor Relations and Financial Planning & Analysis since December 2022. Previously, Mr. Higginbotham served as Vice President, Investor Relations from January 2022 through November 2022. Prior to joining the Company, Mr. Higginbotham served as an Analyst at Guidepoint Global, LLC from January 2020 through January 2022, and Senior Analyst and Co-Portfolio Manager at BTG Pactual S.A. from August 2015 through October 2018.	46	2023
Giovanna Cipriano	Senior Vice President and Chief Accounting Officer since May 2009.	53	2009

There are no family relationships among the executive officers or directors of the Company.

2022 Form 10-K Page 15

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol “FL”) is listed on the New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of January 28, 2023, we had 9,183 shareholders of record owning 93,393,339 common shares.

We declared dividends of $0.40 per share in the first, second, third, and fourth quarters of 2022. On February 25, 2023, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on April 28, 2023. The Board of Directors regularly reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity, and cash flow.

The following table is a summary of our fourth quarter share repurchases:

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program (2)	Program (2)
October 30 to November 26, 2022	229	$31.41	—	$1,103,814,042
November 27 to December 31, 2022	—	—	—	1,103,814,042
January 1 to January 28, 2023	1,489	38.92	—	1,103,814,042
	1,718	$37.92	—
(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards, which vested during the quarter. The calculation of the average price paid per share includes all fees, commissions, and other costs associated with the repurchase of such shares.
(2)	On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock replacing the prior authorization. The new share repurchase program does not have an expiration date.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) of our common stock relative to the total returns of the S&P 400 Specialty Retailing Index and the Russell Midcap Index.

	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
Foot Locker, Inc.	$100.00	$117.01	$83.41	$98.73	$102.13	$106.51
S&P 400 Specialty Retailing Index	$100.00	$101.07	$102.43	$152.18	$163.86	$157.26
Russell Midcap Index	$100.00	$99.59	$115.89	$136.44	$151.42	$149.11

The above information should not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2022 Form 10-K Page 16

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2022	2021	2020	2019	2018
Summary of Operations
Sales	$8,747	8,958	7,548	8,005	7,939
Licensing revenue	12	10	6	8	6
Gross margin	2,792	3,080	2,183	2,543	2,528
Selling, general and administrative expenses	1,903	1,851	1,587	1,650	1,614
Depreciation and amortization	208	197	176	179	178
Impairment and other	112	172	117	65	37
Interest (expense) income, net	(15)	(14)	(7)	11	9
Other income / (expense), net	(42)	384	192	4	(1)
Net income attributable to Foot Locker, Inc.	342	893	323	491	541
Per Common Share Data
Basic earnings	$3.62	8.72	3.10	4.52	4.68
Diluted earnings	$3.58	8.61	3.08	4.50	4.66
Common stock dividends declared per share	$1.60	1.00	0.70	1.52	1.38
Weighted-average Common Shares Outstanding
Basic earnings	94.3	102.5	104.3	108.7	115.6
Diluted earnings	95.5	103.8	105.1	109.1	116.1
Financial Condition
Cash and cash equivalents	$536	804	1,680	907	891
Merchandise inventories	1,643	1,266	923	1,208	1,269
Property and equipment, net	920	917	788	824	836
Total assets	7,907	8,135	7,043	6,589	3,820
Long-term debt and obligations under capital leases	452	457	110	122	124
Total shareholders’ equity	3,293	3,243	2,776	2,473	2,506
Financial Ratios
Sales per average gross square foot (1)	$548	540	417	510	504
SG&A as a percentage of sales	21.8%	20.7	21.0	20.6	20.3
Net income margin	3.9%	10.0	4.3	6.1	6.8
Adjusted net income margin (2)	5.4%	8.4	3.9	6.7	6.9
Earnings before interest and taxes (EBIT) (2)	$539	1,254	501	661	704
EBIT margin (2)	6.2%	14.0	6.6	8.3	8.9
Adjusted EBIT (2)	$692	1,049	428	722	741
Adjusted EBIT margin (2)	7.9%	11.7	5.7	9.0	9.3
Return on assets (ROA)	4.3%	11.8	4.7	9.4	13.9
Return on invested capital (ROIC) (2)	9.2%	16.4	8.6	12.5	12.0
Current ratio	1.6	1.4	1.7	2.0	3.3
Other Data
Capital expenditures	$285	209	159	187	187
Number of stores at year end	2,714	2,858	2,998	3,129	3,221
Total selling square footage at year end (in millions)	7.92	7.91	7.50	7.57	7.63
Total gross square footage at year end (in millions)	13.15	13.28	12.98	13.15	13.24

(1)	Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year.
(2)	These represent non-GAAP measures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation.

2022 Form 10-K Page 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2022 and 2021 detail and year-over-year comparisons between these years. For a comparison of our results for 2021 to our results of 2020 and other financial information related to 2020, refer to our Annual Report on Form 10-K for the year ended January 29, 2022 filed with the SEC on March 24, 2022.

Our Business

Foot Locker, Inc. is a leading specialty retailer operating 2,714 stores in 29 countries across the North America, Europe, Australia, New Zealand, and Asia with a franchised store presence in the Middle East and Asia. Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

Overview of Consolidated Results

(in millions, except per share data)	2022	2021	2020
Sales	$8,747	$8,958	$7,548
Sales per average square foot	548	540	417
Licensing revenue	12	10	6
Gross margin	2,792	3,080	2,183
Gross margin rate	31.9%	34.4%	28.9
Selling, general and administrative expenses ("SG&A")	1,903	1,851	1,587
SG&A, as a percentage of sales	21.8%	20.7%	21.0
Income from operations	$581	$870	$309
Income from continuing operations before income taxes	$524	$1,240	$494
Net income attributable to Foot Locker, Inc.	$342	$893	$323
Diluted earnings per share	$3.58	$8.61	$3.08

Adjusted net income (non-GAAP)	$473	$755	$296
Adjusted diluted earnings per share (non-GAAP)	$4.95	$7.27	$2.81

Highlights of our 2022 financial performance include:

●	Sales per square foot increased to $548, from $540 per square foot in 2021, while total sales declined by 2.4%. Excluding the effect of foreign currency fluctuations, sales increased by 0.9% as compared to the prior-year period.
●	Our footwear sales represented 80% of total sales, while apparel and accessory sales were 20%, consistent with last year’s distribution of sales.
●	Sales and comparable sales both decreased in 2022 compared to our record year in 2021.

	2022	2021	2020
Sales increase/(decrease)	(2.4)%	18.7%	(5.7)%
Comparable-store sales increase/(decrease)	(1.9)%	15.4%	(5.9)%

●	The percentage of our direct-to-customers sales channel decreased to 17.5% of total sales in 2022 as compared with the prior year which represented 21.5% of total sales. The results in 2021 reflected some remaining effects from the COVID-19 pandemic. We are making ongoing investments in our omni-channel ecosystem, including our e-commerce experience and supply chain capabilities, in order to create seamless shopping experiences across all of our sales channels.
●	Gross margin, as a percentage of sales, decreased to 31.9% as a result of a more promotional marketplace during 2022. We took pricing actions in line with the market in order to ensure that our inventory position remained current and corresponding with sales trends.
●	SG&A expenses were 21.8% of sales, an increase of 110 basis points as compared with the prior year. The increase primarily reflected higher compensation costs and the effect of the prior-year payroll subsidies recorded in connection with the COVID-19 pandemic.

2022 Form 10-K Page 18

●	Our newly acquired businesses of WSS and atmos were both accretive to earnings. We continued to be excited about the growth potential in both these banners.
●	We substantially completed the wind down of the Footaction banner during 2022 and recently announced the closure of our underperforming Sidestep banner, which is expected to be completed in the first half of 2023.
●	Net income attributable to Foot Locker, Inc. was $342 million, or $3.58 diluted earnings per share. The $551 million decrease from the prior-year period reflected a $426 million reduction in other income, primarily from fair value adjustments to our minority investments, and a reduction in income from operations.
●	Adjusted net income was $473 million, or $4.95 diluted earnings per share, as compared with adjusted net income of $755 million, or $7.27 diluted earnings per share, in the prior year.

Highlights of our financial position for the year ended January 28, 2023 include:

●	We ended the year in a strong financial position. Our cash and cash equivalents at January 28, 2023 were $536 million and net of debt it was $84 million.
●	Net cash provided by operating activities was $173 million as compared with $666 million last year, as we built up our inventory position in 2022.
●	Cash capital expenditures during 2022 totaled $285 million and were primarily directed to the remodeling or relocation of 115 stores and the build-out of 103 new stores, as well as various technology and infrastructure projects.
●	During 2022, we returned $279 million of cash to our shareholders. Dividends totaling $150 million were declared and paid during 2022, and 4,050,000 shares were repurchased under our share repurchase program at a cost of $129 million. In February 2023, our Board of Directors approved a dividend of $0.40 per share payable in April 2023. These initiatives demonstrate our commitment to continue delivering meaningful returns to our shareholders.

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

Effective with the first quarter of 2022, the calculation for non-GAAP earnings excludes gains and losses from all minority investments, including the adjustments related to the investment in Retailors, Ltd. We believe this is a more representative measure of our recurring earnings, assists in the comparability of results, and is consistent with how management reviews performance. The non-GAAP results for prior periods have been recast, as applicable, to conform to the current year’s presentation.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results discussed throughout this Annual Report on Form 10-K. All adjusted amounts exclude the loss from discontinued operations. Please see the non-GAAP reconciliations for free cash flow in the “Liquidity and Capital Resources” section.

2022 Form 10-K Page 19

Reconciliation of Non-GAAP Measures

($ in millions)	2022	2021	2020
Pre-tax income:
Income from continuing operations before income taxes	$524	$1,240	$494
Pre-tax adjustments excluded from GAAP:
Impairment and other (1)	112	172	117
Other income, net (2)	41	(377)	(190)
Adjusted income before income taxes (non-GAAP)	$677	$1,035	$421

Calculation of Earnings Before Interest and Taxes (EBIT):
Income from continuing operations before income taxes	$524	$1,240	$494
Interest expense, net	(15)	(14)	(7)
EBIT	$539	$1,254	$501

Adjusted income before income taxes	$677	$1,035	$421
Interest expense, net	(15)	(14)	(7)
Adjusted EBIT (non-GAAP)	$692	$1,049	$428

EBIT margin %	6.2%	14.0%	6.6%
Adjusted EBIT margin %	7.9%	11.7%	5.7%

After-tax income:
Net income attributable to Foot Locker, Inc.	$342	$893	$323
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $21, $42, and $24, respectively (1)	91	130	93
Other income, net of income tax (benefit) expense of ($9), $99, and $50 respectively (2)	32	(278)	(140)
Net loss from discontinued operations, net of income tax benefit of $1, $-, and $-, respectively (3)	3	—	—
Tax reserves charge (4)	5	—	—
Tax benefits related to tax law rate changes (5)	—	(1)	(5)
Tax charge related to revaluation of certain intellectual property rights (6)	—	11	25
Adjusted net income (non-GAAP)	$473	$755	$296

Earnings per share:
Diluted EPS	$3.58	$8.61	$3.08
Diluted EPS amounts excluded from GAAP:
Impairment and other (1)	0.95	1.24	0.87
Other income, net (2)	0.33	(2.68)	(1.33)
Net loss from discontinued operations (3)	0.04	—	—
Tax reserves charge (4)	0.05	—	—
Tax benefits related to tax law rate changes (5)	—	(0.01)	(0.05)
Tax charge related to revaluation of certain intellectual property rights (6)	—	0.11	0.24
Adjusted diluted EPS (non-GAAP)	$4.95	$7.27	$2.81

Net income margin %	3.9%	10.0%	4.3%
Adjusted net income margin %	5.4%	8.4%	3.9%

2022 Form 10-K Page 20

Notes on Non-GAAP Adjustments:

(1)	For 2022, 2021, and 2020, we recorded impairment and other of $112 million ($91 million after tax), $172 million ($130 million after tax), and $117 million ($93 million after tax), respectively. See the Impairment and Other section for further information.
(2)	During 2022, 2021 and 2020, we recorded other expense of $41 million ($32 million after tax), and other income of $377 million ($278 million after tax), and $190 million, ($140 million after-tax), respectively. During 2022, we recognized a loss of $61 million ($45 million after tax) to measure the Retailors, Ltd. investment at fair value, based on the publicly available stock price, until it was sold in the fourth quarter. This includes an offset of $1 million of dividend income. We recorded a gain of $77 million ($59 million after tax) on the Retailors, Ltd. investment in 2021. In 2022, we recognized a $19 million ($12 million after tax) gain on the sale of our Eastbay Team Sales business. Non-cash gains of $290 million ($214 million after tax) and $190 million ($140 million after tax) in 2021 and 2020, respectively, related to our minority investment in GOAT, which is measured using the fair value measurement alternative and received additional funding at higher valuations than our initial investment. In 2021, this caption also included $7 million ($5 million after tax) related to the finalization of the insurance claim associated with the prior year social unrest.

See the Other Income / (Expense), net section for further information.

(3)	We recognized a charge to discontinued operations of $4 million ($3 million after tax) during the fourth quarter of 2022 related to the resolution of a legal matter of a business we formerly operated.
(4)	In the second quarter of 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement.
(5)	We recognized tax charges of $1 million and $5 million during the fourth quarters of 2021 and 2020, respectively, in connection with tax law changes in the Netherlands.
(6)	We recorded tax charges related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement of $11 million and $25 million for 2021 and 2020, respectively.

Return on Invested Capital

ROIC is presented below and represents a non-GAAP measure. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also presented below. ROA is calculated as net income attributable to Foot Locker, Inc. in the fiscal year divided by the two-year average of total assets. ROA decreased to 4.3% as compared with 11.8% in the prior year. This decrease reflected lower profits and higher average total assets compared with 2021. Our ROIC decreased to 9.2% in 2022, as compared with 16.4% in the prior year. The overall decrease in ROIC reflected a decrease in adjusted return after taxes, as well as higher average invested capital, primarily related to higher inventory levels in 2022.

	2022	2021	2020
ROA (1)	4.3%	11.8%	4.7%
ROIC %	9.2%	16.4%	8.6%
(1)	Represents net income attributable to Foot Locker, Inc. of $349 million, $893 million, and $323 million divided by average total assets of $8,021 million, $7,589 million, and $6,816 million for 2022, 2021, and 2020, respectively.

Calculation of ROIC:

($ in millions)	2022	2021	2020
Adjusted EBIT	$692	$1,049	$428
+ Interest component of straight-line rent expense (1)	136	144	158
Adjusted net operating profit	828	1,193	586
- Adjusted income tax expense (2)	(244)	(321)	(167)
+ Net loss attributable to noncontrolling interests	1	1	—
= Adjusted return after taxes	$585	$873	$419
Average total assets	$8,021	$7,589	$6,816
- Average cash and cash equivalents	(670)	(1,242)	(1,294)
- Average non-interest bearing current liabilities	(1,109)	(1,060)	(819)
- Average merchandise inventories	(1,455)	(1,095)	(1,066)
+ 13‑month average merchandise inventories	1,569	1,116	1,243
= Average invested capital	$6,356	$5,308	$4,880
ROIC %	9.2%	16.4%	8.6%

(1)	Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each operating lease recorded as a component of rent expense. Operating lease interest is added back to adjusted net operating profit in the ROIC calculation to account for differences in capital structure between us and our competitors.
(2)	The adjusted income tax expense represents the marginal tax rate applied to adjusted net operating profit for each of the periods presented.

2022 Form 10-K Page 21

Segment Reporting and Results of Operations

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

Sales

Comparable-store sales is a key performance indicator for us. All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes direct-to-customers sales as a result of our omnichannel strategy. We view our e-commerce business as an extension of our physical stores. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations.

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of WSS were included effective January 2023, while the sales from atmos continues to be excluded from the computation of comparable-store sales. Additionally, as a result of the Eastbay Team Sales divestiture, sales from this business were removed for the computation of comparable sales for all periods.

The information shown below represents certain sales metrics by sales channel:

($ in millions)	2022	2021	2020
Store sales	$7,219	$7,029	$5,447
$ Change	$190	$1,582
% Change	2.7%	29.0%
% of total sales	82.5%	78.5%	72.2%
Comparable sales increase (decrease)	3.7%	25.8%	(19.3)%
Direct-to-customer sales	$1,528	$1,929	$2,101
$ Change	$(401)	$(172)
% Change	(20.8)%	(8.2)%
% of total sales	17.5%	21.5%	27.8%
Comparable sales increase (decrease)	(21.2)%	(10.6)%	62.8%
Total sales	$8,747	$8,958	$7,548
$ Change	$(211)	$1,410
% Change	(2.4)%	18.7%
Comparable sales increase (decrease)	(1.9)%	62.8%	5.6%

In 2022, sales decreased by 2.4% to $8,747 million from sales of $8,958 million in 2021. Excluding the effect of foreign currency fluctuations, sales increased by 0.9% as compared with 2021. Sales from our acquired WSS and atmos banners totaled $604 million and $188 million for 2022, respectively, compared with a partial year in 2021 of $195 million and $49 million, respectively.

	Constant Currencies	Comparable Sales
Foot Locker	0.7%	0.9%
Champs Sports	(13.1)%	(13.1)%
Kids Foot Locker	(2.2)%	(5.4)%
WSS	209.7%	10.6%
Other	n.m.	n.m.
North America	(6.6)%	(7.2)%
Foot Locker	16.5%	14.1%
Sidestep	38.4%	23.0%
EMEA	17.5%	14.5%
Foot Locker	19.5%	16.0%
atmos	351.5%	n.m.
Asia Pacific	58.1%	16.0%
Total Foot Locker, Inc.	0.9%	(1.9)%

2022 Form 10-K Page 22

Comparable sales decreased by 1.9% as compared with the prior year. By operating segment, North America had a 7.2% decrease, while EMEA and Asia Pacific generated increases of 14.5% and 16.0%, respectively. Comparable sales increased in our stores; however, they declined in our direct-to-customer channel in 2022. Our sales in stores increased, driven by strong demand, brand diversification efforts, and improved access to high-quality inventory. Our direct-to-customer channel continued to decrease to more historical levels, as shoppers navigated back to physical locations.

For the combined channels, sales, excluding foreign currency fluctuations, decreased in North America by 6.6%, while EMEA increased by 17.5%, and Asia Pacific increased by 19.5%, as compared with 2021. Our North American operating segment’s sales, while strong in 2022, no longer benefited from the significant fiscal stimulus which contributed to growth in 2021. The effects of inflation negatively affected customer demand. Additionally, the wind down of the Footaction and Eastbay businesses negatively affected sales. Within EMEA, sales for the Foot Locker and Sidestep banners increased with the return of in-store traffic. Asia Pacific, excluding atmos, generated increases in all of the geographies in which it operates, led by our operations in Australia.

From a product perspective for the combined channels, the sales decrease in 2022 was across footwear and apparel, offset by a small increase in accessories. Footwear sales decreased mainly across the men’s and kids’ segments, while women’s increased. Similarly, apparel sales decreased for men’s and kids’, while women’s increased slightly.

Gross Margin

	2022	2021	2020
Gross margin rate	31.9%	34.4%	28.9%
Basis point (decrease)/increase in the gross margin rate	(250)	550
Components of the change:
Merchandise margin rate (decline)/ improvement	(240)	450
(Higher)/lower occupancy and buyers’ compensation expense rate	(10)	100

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

The gross margin rate decreased in 2022 by 250 basis points as compared to the prior year, reflecting a lower merchandise margin rate due to higher markdowns versus historically-low levels last year. The occupancy rate deleverage reflected the effect of prior year rent abatements related to COVID-19. Excluding the benefit from the prior year abatement, the rate would have decreased by 10 basis points despite the decline in sales.

Selling, General and Administrative Expenses (SG&A)

($ in millions)	2022	2021	2020
SG&A	$1,903	$1,851	$1,587
$ Change	$52	$264
% Change	2.8%	16.6%
SG&A as a percentage of sales	21.8%	20.7%	21.0%

SG&A increased by $52 million, or 2.8%, in 2022, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 110 basis points as compared with 2021. Excluding the effect of foreign currency fluctuations, SG&A increased by $121 million, or 6.5%, as compared with the prior year. Our newly acquired businesses contributed $104 million to SG&A, as the prior year represented a partial year.

The increase in SG&A, as a percentage of sales, was driven by higher labor costs, information technology and support expenses, and COVID-19 related matters in the prior year. SG&A in 2022 included nominal payroll subsidies from local governments, compared with $16 million in 2021.

2022 Form 10-K Page 23

Depreciation and Amortization

($ in millions)	2022	2021	2020
Depreciation and amortization	$208	$197	$176
$ Change	$11	$21
% Change	5.6%	11.9%

Depreciation and amortization increased by $11 million as compared with the prior year. Excluding the effect of foreign currency fluctuations, depreciation and amortization increased by $17 million primarily due to the additions of WSS and atmos.

Operating Results

Division profit was $832 million, or 9.5% of sales in 2022. This compares with $1,161 million, or 13.0% of sales, for the prior year. The decrease was driven by both sales channels experiencing declines in gross margin and deleveraging expenses. Our newly acquired businesses contributed $45 million to division profit, as the prior year represented a partial period.

Impairment and Other

During the fourth quarter of 2022, we conducted an impairment review for approximately 142 underperforming stores, including 70 Sidestep stores due to the announced closure of the banner. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $53 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 110 of these stores, which included $17 million for Sidestep stores. During the first and second quarters of 2022 we recorded impairment charges of $5 million related to long-lived assets and right-of-use assets, as well as accelerated tenancy charges.

During 2022, we incurred $42 million of transformation consulting expense. Additionally, we incurred $22 million of reorganization costs, primarily severance, due to the reduction of support functions as we streamlined the organization for operational efficiency and included $4 million of other costs related to the wind down of the Sidestep banner. We also recorded $8 million of intangible asset impairment on the Sidestep tradename, due to the store and website closures. During the fourth quarter of 2022, we recorded a $9 million charge for litigation costs, as well as a benefit of $31 million related to the change in fair value of contingent consideration related to our acquisition of atmos. During 2022 and 2021 we recorded acquisition and integration costs of $4 million and $24 million, respectively, which primarily represented investment banking and integration consulting fees related to the WSS and atmos acquisitions.

During 2021, we conducted impairment reviews of Footaction stores and underperforming stores and we recorded charges totaling $92 million. to write down store fixtures, leasehold improvements, and right-of-use assets. We also recorded $4 million of reorganization expense related to Footaction and certain support functions. and non-cash charges of $42 million related to the write-down of certain minority investments. Additionally, we recorded $15 million of lease termination costs related to the closure of certain stores and $2 million of intangible asset impairment on the Footaction tradename, due to the store and website closures.

See Note 5, Impairment and Other for additional information.

Corporate Expense

($ in millions)	2022	2021	2020
Corporate expense	$151	$129	$71
$ Change	$22	$58

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. Depreciation and amortization included in corporate expense was $39 million and $34 million in 2022 and 2021, respectively.  Excluding the changes in depreciation and amortization, corporate expense increased primarily due to higher information technology and support expenses.

2022 Form 10-K Page 24

Interest Expense, net

($ in millions)	2022	2021	2020
Interest expense	$(24)	$(17)	$(13)
Interest income	9	3	6
Interest expense, net	$(15)	$(14)	$(7)
Weighted-average interest rate (excluding fees)	3.8%	4.8%	6.6%

We recorded net interest expense of $15 million in 2022, compared to $14 million in 2021. Interest expense increased primarily due to the issuance of the 4% Notes, partially offset by interest income from our cross-currency swap and higher interest rates earned on our cash and cash equivalents.

Other Income / (Expense), net

($ in millions)	2022	2021	2020
Other income / (expense), net	$(42)	$384	$192

This caption generally includes non-operating items, including changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit (expense) related to our pension and postretirement programs excluding the service cost component.

During 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment was at a discount to the initial public offering price, resulting in a non-cash gain of $9 million in 2021. Additionally, changes in fair value generated non-cash gains of $68 million during 2021. A loss of $62 million was recorded during 2022, partially offset by $1 million of dividend income. This investment was sold during 2022 generating proceeds of $83 million. Our minority investment in GOAT is accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment. GOAT received funding at higher valuations in both 2021 and 2020 resulting in non-cash gains of $290 million and $190 million, respectively. As of January 28, 2023, the fair value of our investment in GOAT totaled $612 million.

The losses in 2022 were offset by a gain of $19 million from the divestiture of Eastbay Team Sales.

Income Taxes

($ in millions)	2022	2021	2020
Provision for income taxes	$180	$348	$171
Effective tax rate	34.3%	28.1%	34.5%

Our effective tax rate for 2022 was 34.3%, as compared with 28.1% in 2021. The increase was primarily due to significantly lower pretax income earned in the United States increasing the effect of nondeductible expenses on the effective tax rate. Additionally, we recorded a $11 million tax charge in 2021 related to the revaluation of certain intellectual property rights pursuant to a non-U.S. advance pricing agreement. During 2020, a $25 million tax charge was recognized in connection with the revaluation. Additionally, during the fourth quarters of 2021 and 2020, we recorded tax benefits of $1 million and $5 million, respectively, in connection with tax law changes in the Netherlands.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. During 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement. Partially offsetting this charge were tax benefits totaling $3 million from reserves releases due to various statute of limitation lapses. The changes in the tax reserves were not significant in 2021 and 2020.

During 2022, we recorded a tax expense of $6 million in connection with Eastbay Team Sales divestiture, including the effect of a non-deductible goodwill write-off.

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

2022 Form 10-K Page 25

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

We may also repurchase our common stock through open market purchases, privately negotiated transactions, or otherwise. Such repurchases if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock replacing the prior authorization. The new share repurchase program does not have an expiration date and as of January 28, 2023, approximately $1.1 billion remained available.

On February 15, 2023, the Board of Directors declared a quarterly dividend of $0.40 per share to be paid on April 28, 2023.

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

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased 86% and 87% of our merchandise from our top five suppliers in 2022 and 2021, respectively. Approximately 65% and 68% was purchased from one supplier, Nike, Inc., in 2022 and 2021, respectively.

Planned capital expenditures in 2023 are $275 million. Included in the planned amount is $210 million dedicated to real estate projects designed to elevate our customers’ in-store experience. The real estate total includes the remodeling or expansion of approximately 170 existing stores, as well as the planned opening of approximately 100 new stores, primarily representing the continued expansion of our off-mall community-based and “power” store formats, which provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. The real estate total includes continued expansion in North America, EMEA and funding for approximately 25 WSS new stores. Finally, the capital plan for 2023 also includes $65 million primarily for digital and supply chain initiatives. We also expect to spend an additional $30 million in software-as-a-service contracts related to our technology initiatives. We have the ability to revise and reschedule some of the anticipated spending program should our financial position require it.

Operating Activities

($ in millions)	2022	2021	2020
Net cash provided by operating activities	$173	$666	$1,062
$ Change	$(493)

The amount provided by operating activities reflects income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include gains, losses, impairment and other, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities reflected higher merchandise purchases and payments of accounts payable and accrued and other liabilities, as well as lower net income, as compared with the same period last year.

2022 Form 10-K Page 26

Investing Activities

($ in millions)	2022	2021	2020
Net cash used in investing activities	$(162)	$(1,376)	$(168)
$ Change	$1,214

The reduction in cash used in investing activities primarily reflected the WSS and atmos acquisitions in the prior year, a reduction in minority investment spend, and proceeds from the sale of a business and minority investment, partially offset by higher capital expenditures in the current year. Spending for acquisitions in the current year related to WSS of $2 million and $14 million for atmos as certain post-closing conditions were satisfied, as compared with total spending of $1,056 million in 2021.

Capital expenditures in 2022 increased to $285 million from $209 million in the prior year. During 2022, we completed the remodeling or relocation of 115 existing stores, the build-out of 103 new stores, and made progress on the development of information systems, websites, and infrastructure, including supply chain initiatives.

During 2022, we sold our investment in a public entity (Retailors, Ltd.) generating cash of $83 million and dissolved a joint venture for proceeds of $12 million. Also during the second quarter of 2022, we sold our Eastbay Team Sales business receiving proceeds of $47 million. We have invested $5 million in minority investments during the current year, including various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative.

Financing Activities

($ in millions)	2022	2021	2020
Net cash used in financing activities	$(279)	$(152)	$(126)
$ Change	$(127)

Cash used in financing activities consisted primarily of our return to shareholders initiatives, including our share repurchase program and cash dividend payments, as follows:

($ in millions)	2022	2021	2020
Share repurchases	$129	$348	$37
Dividends paid on common stock	150	101	73
Total returned to shareholders	$279	$449	$110

Cash used in financing activities increased primarily due to the prior year sale of $400 million aggregate principal amount of our 4% Senior Notes due 2029, partially offset by the $98 million repayment of principal related to the 8.5% debentures.

During 2022, we repurchased 4,050,000 shares of common stock for $129 million under our share repurchase programs, whereas in the prior year we spent $348 million to repurchase shares. We also declared and paid $150 million in dividends representing a quarterly rate of $0.40 per share in 2022, as compared with $101 million in dividends in 2021.

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

($ in millions)	2022	2021	2020
Net cash provided by operating activities	$173	$666	$1,062
Free cash flow	$(112)	$457	$903

2022 Form 10-K Page 27

Capital Structure

We maintain a credit facility for working capital and general corporate purposes. We currently have a $600 million asset-based revolving credit facility that is scheduled to expire on July 14, 2025. No borrowings were outstanding as of January 28, 2023. The amount of borrowing under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding, which are not significant.

Credit Rating

As of March 27, 2023, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB+ and Ba1, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba2.

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

2022 Form 10-K Page 28

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For more information on the change in our annual impairment testing date, see the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.” The review of impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step qualitative impairment test.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations
●	Consolidated Statements of Comprehensive Income
●	Consolidated Balance Sheets
●	Consolidated Statements of Changes in Shareholders’ Equity
●	Consolidated Statements of Cash Flows
●	Notes to the Consolidated Financial Statements

2022 Form 10-K Page 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of asset group related to certain underperforming stores

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company performs an impairment review when circumstances indicate that the carrying amount of long-lived tangible assets and right-of-use assets may not be recoverable. The long-lived tangible assets and the right-of-use assets of the Company as of January 28, 2023 were $920 million and $2,443 million, respectively. If a triggering event is identified, the Company compares the carrying amount of the asset group with the estimated future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group with its estimated fair value.

2022 Form 10-K Page 30

The estimation of fair value of the asset group is measured by discounting expected future cash flows using a risk-adjusted discount rate and current market-based information for right-of-use assets. During the year ended January 28, 2023, the Company recorded impairment charges of $53 million related to certain underperforming stores.

We identified the evaluation of the fair value of the asset group related to certain underperforming stores as a critical audit matter. The market-based assumptions used to estimate the fair value of the asset group included market rent estimates for comparable stores that required a high degree of auditor judgment to evaluate and were challenging to test in the current economic environment. Changes in the selection of the market rent estimates could have had a significant effect on the determination of the fair value of the asset group, which impacted the measurement and allocation of the impairment loss within the asset group.

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

New York, New York

March 27, 2023

2022 Form 10-K Page 31

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share amounts)	2022	2021	2020
Sales	$8,747	$8,958	$7,548
Licensing revenue	12	10	6
Total revenue	8,759	8,968	7,554

Cost of sales	5,955	5,878	5,365
Selling, general and administrative expenses	1,903	1,851	1,587
Depreciation and amortization	208	197	176
Impairment and other	112	172	117
Income from operations	581	870	309

Interest expense, net	(15)	(14)	(7)
Other income / (expense), net	(42)	384	192
Income from continuing operations before income taxes	524	1,240	494
Income tax expense	180	348	171
Net income from continuing operations	344	892	323
Net loss from discontinued operations, net of tax	(3)	—	—
Net income	341	892	323
Net loss attributable to noncontrolling interests	1	1	—
Net income attributable to Foot Locker, Inc.	$342	$893	$323

Basic earnings per share
Earnings per share from continuing operations attributable to Foot Locker, Inc.	$3.66	$8.72	$3.10
Net loss per share from discontinued operations, net of tax	$(0.04)	$—	$—
Net earnings per share attributable to Foot Locker, Inc.	$3.62	$8.72	$3.10
Weighted-average shares outstanding	94.3	102.5	104.3

Diluted earnings per share
Earnings per share from continuing operations attributable to Foot Locker, Inc.	$3.62	$8.61	$3.08
Net loss per share from discontinued operations, net of tax	$(0.04)	$—	$—
Net earnings per share attributable to Foot Locker, Inc.	$3.58	$8.61	$3.08
Weighted-average shares outstanding, assuming dilution	95.5	103.8	105.1

See Accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K Page 32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	2022	2021	2020
Net income attributable to Foot Locker, Inc.	$342	$893	$323
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $-, $(1), and $3, respectively	(41)	(43)	40

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $-, $-, and $-, respectively	(3)	1	2

Pension and postretirement adjustments:
Net actuarial gain (loss) and foreign currency fluctuations arising during the year, net of income tax expense/(benefit) of $(4), $8, and $4, respectively	(12)	23	13

Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $3, $3, and $3, respectively	7	7	8
Comprehensive income	$293	$881	$386

See Accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K Page 33

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
($ in millions, except share amounts)	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$536	$804
Merchandise inventories	1,643	1,266
Other current assets	342	293
	2,521	2,363
Property and equipment, net	920	917
Operating lease right-of-use assets	2,443	2,616
Deferred taxes	90	86
Goodwill	785	797
Other intangible assets, net	426	454
Minority investments	630	781
Other assets	92	121
	$7,907	$8,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$492	$596
Accrued and other liabilities	568	561
Current portion of debt and obligations under finance leases	6	6
Current portion of lease obligations	544	572
	1,610	1,735
Long-term debt and obligations under finance leases	446	451
Long-term lease obligations	2,230	2,363
Other liabilities	328	343
Total liabilities	4,614	4,892
Shareholders’ equity:
Common stock and paid-in capital: 93,396,901 and 99,070,796 shares issued, respectively	760	770
Retained earnings	2,925	2,900
Accumulated other comprehensive loss	(392)	(343)
Less: Treasury stock at cost: 1,489 and 2,050,000 shares, respectively	—	(88)
Noncontrolling interest	—	4
Total shareholders' equity	3,293	3,243
	$7,907	$8,135

See Accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K Page 34

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Additional Paid-In					Accumulated
	Capital &					Other	Non-	Total
	Common Stock		Treasury Stock		Retained	Comprehensive	Controlling	Shareholders'
(shares in thousands, amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at February 1, 2020	104,188	$764	—	$—	$2,103	$(394)	$—	$2,473
Restricted stock issued	121	—	—	—	—	—	—	—
Issued under director and stock plans	297	7	—	—	—	—	—	7
Share-based compensation expense	—	15	—	—	—	—	—	15
Shares of common stock used to satisfy tax withholding obligations	—	—	(41)	(1)	—	—	—	(1)
Share repurchases	—	—	(969)	(37)	—	—	—	(37)
Reissued - Employee Stock Purchase Plan ("ESPP")	—	—	23	1	—	—	—	1
Retirement of treasury stock	(913)	(7)	913	34	(27)	—	—	—
Noncontrolling interest acquired	—	—	—	—	—	—	5	5
Net income	—	—	—	—	323	—	—	323
Cash dividends on common stock ($0.70 per share)	—	—	—	—	(73)	—	—	(73)
Translation adjustment, net of tax	—	—	—	—	—	40	—	40
Change in hedges, net of tax	—	—	—	—	—	2	—	2
Pension and postretirement adjustments, net of tax	—	—	—	—	—	21	—	21
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	499	—	—	—	—	—	—	—
Issued under director and stock plans	353	11	—	—	—	—	—	11
Share-based compensation expense	—	29	—	—	—	—	—	29
Shares of common stock used to satisfy tax withholding obligations	—	—	(205)	(11)	—	—	—	(11)
Share repurchases	—	—	(7,546)	(348)	—	—	—	(348)
Reissued - ESPP	—	(7)	301	14	—	—	—	7
Retirement of treasury stock	(5,474)	(42)	5,474	260	(218)	—	—	—
Net income (loss)	—	—	—	—	893	—	(1)	892
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(101)	—	—	(101)
Translation adjustment, net of tax	—	—	—	—	—	(43)	—	(43)
Change in hedges, net of tax	—	—	—	—	—	1	—	1
Pension and postretirement adjustments, net of tax	—	—	—	—	—	30	—	30
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	117	—	—	—	—	—	—	—
Issued under director and stock plans	228	7	—	—	—	—	—	7
Share-based compensation expense	—	31	—	—	—	—	—	31
Shares of common stock used to satisfy tax withholding obligations	—	—	(40)	(1)	—	—	—	(1)
Share repurchases	—	—	(4,050)	(129)	—	—	—	(129)
Reissued - ESPP	—	(2)	120	5	—	—	—	3
Retirement of treasury stock	(6,019)	(46)	6,019	213	(167)	—	—	—
Termination of joint venture	—	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	—	342	—	(1)	341
Cash dividends on common stock ($1.60 per share)	—	—	—	—	(150)	—	—	(150)
Translation adjustment, net of tax	—	—	—	—	—	(41)	—	(41)
Change in hedges, net of tax	—	—	—	—	—	(3)	—	(3)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(5)	—	(5)
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293

See Accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K Page 35

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2022	2021	2020
From operating activities:
Net income	$341	$892	$323
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	67	148	97
Fair value adjustments to minority investments	61	(367)	(190)
Fair value change in contingent consideration	(31)	—	—
Depreciation and amortization	208	197	176
Deferred income taxes	21	74	(9)
Share-based compensation expense	31	29	15
Gain on disposal of business	(19)	—	—
Change in assets and liabilities:
Merchandise inventories	(397)	(259)	294
Accounts payable	(101)	161	60
Accrued and other liabilities	(1)	1	140
Insurance recovery received for inventory loss	—	10	—
Other, net	(7)	(220)	156
Net cash provided by operating activities	173	666	1,062
From investing activities:
Capital expenditures	(285)	(209)	(159)
Purchase of business, net of cash acquired	(14)	(1,056)	—
Minority investments	(5)	(118)	(9)
Proceeds from sale of business	47	—	—
Proceeds from minority investments	95	—	—
Proceeds from sale of property	—	3	—
Insurance proceeds related to loss on property and equipment	—	4	—
Net cash used in investing activities	(162)	(1,376)	(168)
From financing activities:
Proceeds from debt issuance, net	—	395	—
Payment of debt issuance costs	—	(2)	(4)
Proceeds from the revolving credit facility	—	—	330
Repayment of the revolving credit facility	—	—	(330)
Purchase of treasury shares	(129)	(348)	(37)
Dividends paid on common stock	(150)	(101)	(73)
Payment of long-term debt and obligations under finance leases	(6)	(102)	(23)
Shares of common stock repurchased to satisfy tax withholding obligations	(1)	(11)	(1)
Treasury stock reissued under employee stock plan	3	7	—
Proceeds from common stock issued under employee stock plan	—	—	2
Proceeds from exercise of stock options	6	10	4
(Purchase of) / contribution from non-controlling interest	(2)	—	6
Net cash used in financing activities	(279)	(152)	(126)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	(6)	8
Net change in cash, cash equivalents, and restricted cash	(268)	(868)	776
Cash, cash equivalents, and restricted cash at beginning of year	850	1,718	942
Cash, cash equivalents, and restricted cash at end of period	$582	$850	$1,718

Supplemental information:
Interest paid	$17	$11	$14
Income taxes paid	153	387	100
Cash paid for amounts included in measurement of operating lease liabilities	704	790	626
Cash paid for amounts included in measurement of finance lease liabilities	9	5	1
Right-of-use assets obtained in exchange for operating lease obligations	458	417	331
Assets obtained in exchange for finance lease obligations	—	4	11

See Accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K Page 36

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Effective in 2022, we separately present licensing revenue in the Consolidated Statements of Operations as a component of total revenue. Previously, licensing revenue was presented within other income / (expense), net.

Reporting Year

Our fiscal year end is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2022, 2021, and 2020 represented the 52 weeks ended January 28, 2023, January 29, 2022, and February 1, 2020, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

Revenue Recognition

Store revenue is recognized at the point of sale and includes merchandise, net of returns, and excludes taxes. Revenue from layaway sales is recognized when the customer receives the product, rather than when the initial deposit is paid. We recognize revenue for merchandise that is shipped to our customers from our distribution centers and stores upon shipment as the customer has control of the product upon shipment. We account for shipping and handling as a fulfillment activity. We accrue the cost and recognize revenue for these activities upon shipment date, therefore total sales recognized includes shipping and handling fees. We have license agreements with unaffiliated third-party operators located in the Middle East and Asia. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. We record licensing revenue based upon sales estimates for the current period from the third-party operators.

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

2022 Form 10-K Page 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

($ in millions)	2022	2021	2020
Advertising expenses	$135	$113	$69
Digital advertising expenses	87	110	89
Cooperative advertising reimbursements	(37)	(29)	(14)
Net advertising expense	$185	$194	$144

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

The computation of basic and diluted EPS is as follows:

(in millions, except per share data)	2022	2021	2020
Income from continuing operations	$344	$892	$323
Net loss attributable to noncontrolling interests	1	1	—
Income from continuing operations attributable to Foot Locker, Inc.	345	893	323
Net loss from discontinued operations, net of tax	(3)	—	—
Net income attributable to Foot Locker, Inc.	$342	$893	$323

Weighted-average common shares outstanding	94.3	102.5	104.3
Dilutive effect of potential common shares	1.2	1.3	0.8
Weighted-average common shares outstanding assuming dilution	95.5	103.8	105.1

2022 Form 10-K Page 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

(in millions, except per share data)	2022	2021	2020
Basic earnings per share
Earnings per share from continuing operations attributable to Foot Locker, Inc.	$3.66	$8.72	$3.10
Net loss per share from discontinued operations, net of tax	(0.04)	—	—
Net earnings per share attributable to Foot Locker, Inc.	$3.62	$8.72	$3.10

Diluted earnings per share
Earnings per share from continuing operations attributable to Foot Locker, Inc.	$3.62	$8.61	$3.08
Net loss per share from discontinued operations, net of tax	(0.04)	—	—
Net earnings per share attributable to Foot Locker, Inc.	$3.58	$8.61	$3.08

Anti-dilutive share-based awards excluded from diluted calculation	2.7	1.8	2.5

Performance stock units related to our long-term incentive programs of 0.4 million for 2022, 0.4 million for 2021, and 0.4 million for 2020, have been excluded from diluted weighted-average shares. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

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

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows:

	January 28,	January 29,	January 30,
($ in millions)	2023	2022	2021
Cash and cash equivalents (1)	$536	$804	$1,680
Restricted cash included in other current assets	13	8	8
Restricted cash included in other non-current assets	33	38	30
Cash, cash equivalents, and restricted cash	$582	$850	$1,718
(1)	Includes cash equivalents of $41 million, $48 million, and $503 million for the years ended January 28, 2023, January 29, 2022, and February 1, 2020, respectively.

2022 Form 10-K Page 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Merchandise Inventories and Cost of Sales

Merchandise inventories are valued at the lower of cost or market using the retail inventory method, except for WSS and atmos. Cost is determined on the last-in, first-out (“LIFO”) basis for domestic inventories and on the first-in, first-out (“FIFO”) basis for international inventories. Merchandise inventories for our WSS and atmos businesses are valued at its net realizable value using the weighted average method. Cost is determined on the FIFO basis.

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

Minority Investments

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. As of January 28, 2023 and January 29, 2022, we had $51 million and $56 million, respectively, of investments which are accounted for under the equity method.

Our investments that are not accounted for under the equity method are measured either at cost, adjusted for changes in observable prices minus impairment under the practicability exception, or at fair value for our investment in the common stock of an entity that is publicly traded. As of January 28, 2023 and January 29, 2022, we had $579 million and $725 million, respectively, of investments which are accounted for under these methods.

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

2022 Form 10-K Page 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. We generally amortize these costs on a straight-line basis over a period not to exceed five years. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $87 million and $103 million at January 28, 2023 and January 29, 2022, respectively.

Cloud computing arrangements (software-as-a-service contracts) and related implementation costs that are capitalized are amortized on a straight-line basis over the contract term. These amounts are classified with prepaid expense and other long-term assets in the Consolidated Balance Sheets. Expense related to cloud computing arrangements are included in SG&A. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

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

2022 Form 10-K Page 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the first quarter of each fiscal year historically, or more frequently if impairment indicators arise. During the fourth quarter of 2022, we voluntarily changed our annual goodwill testing date from the first day of the fiscal year to the first day of our fourth quarter. The Company believes this change in method of applying the accounting principle is preferable, as it better aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment in advance of our year-end reporting. The change did not delay, accelerate, or avoid an impairment charge.

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

For our annual impairment review conducted in the fourth quarter of 2022, we concluded the fair value of each reporting unit exceeded its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented. Refer to Note 2 for further detail regarding acquisitions made during 2021.

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

2022 Form 10-K Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Contingent Consideration

As a result of our purchase of atmos, we recognized contingent consideration, as a component of the purchase consideration is payable contingent on the achievement of certain sales and EBITDA performance. See Note 2 for further details. Contingent consideration is classified as a liability when it will be settled in cash or a variable number of shares (or a combination thereof), and the amount of the payment is not dependent upon the fair value of the Company’s common stock. The fair value of the contingent consideration liability is estimated using an option pricing model simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated sales and EBITDA derived from an internal forecast, adjusted for selected revenue and EBITDA volatilities and risk premiums based on market data for comparable guideline public companies. The projected payments are then discounted back to the valuation date at the Company’s cost of debt using a term commensurate with the contractual payment dates.

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

2022 Form 10-K Page 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

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

Insurance Liabilities

We are primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $13 million for January 28, 2023, $14 million for January 29, 2022 and $13 million for January 30, 2021. Workers’ compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

We retired 6,019,212 and 5,474,288 shares of our common stock held in treasury during 2022 and 2021, respectively. The shares were returned to the status of authorized but unissued. As a result, treasury stock decreased by $213 million and $260 million as of January 28, 2023 and January 29, 2022, respectively.

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

2022 Form 10-K Page 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions

WSS

In 2021, the Company, through its wholly-owned subsidiary Foot Locker Retail, Inc., acquired 100% of the shares of Eurostar, Inc., a Delaware corporation operating as WSS (“WSS”). WSS is a U.S.-based off-mall athletic footwear and apparel retailer, focused on the Hispanic consumer, which operated 93 stores at the acquisition, primarily on the West Coast.

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

The aggregate purchase price for the acquisition was $809 million ($2 million paid in 2022 and $737 million paid in 2021, net of cash acquired) and was funded with available cash. During 2022, we recorded insignificant changes to the value of net assets acquired related to income tax balances.

The following table represents the final allocation of the purchase price for WSS. We determined that the WSS tradename will have an indefinite life and will not be amortized. The excess purchase price over the fair value of assets was allocated to goodwill.

($ in millions)
Assets acquired:
Cash and cash equivalents	$70
Merchandise inventories	82
Other current assets	10
Property and equipment, net	133
Operating lease right-of-use assets	143
Tradenames	296
Customer relationships	13
Other assets	4
Liabilities assumed:
Accounts payable and accrued liabilities	$(59)
Current portion of obligations under finance leases	(3)
Current portion of lease obligations	(19)
Long-term portion of obligations under finance leases	(50)
Long-term lease obligations	(127)
Deferred taxes	(87)
Other liabilities	(4)

Goodwill	407
Total purchase price	$809

atmos

Effective November 1, 2021, the Company, acquired certain entities collectively operated as atmos, headquartered in Japan. atmos is a digitally led, culturally-connected global brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform.

The aggregate purchase price for the acquisition was $372 million ($12 million paid in 2022 and $319 million paid in 2021, net of cash acquired) subject to adjustment for the finalization of the purchase price. At closing, we placed $20 million related to certain indemnifications and this indemnification escrow will be released in May 2023, unless there is a pending claim. The acquisition was funded with available cash.

2022 Form 10-K Page 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions (continued)

The purchase price includes contingent consideration which can reach up to $111 million based on achieving certain revenue growth and EBITDA performance targets. The contingent consideration was initially valued at $35 million in 2021 and during 2022 that amount was reduced to $4 million, through impairment and other in our Consolidated Statements of Operations.

The results of atmos are included in our consolidated financial statements since the acquisition date. The proforma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of operations.

The table below summarizes the final allocation of the purchase price to the fair value of assets acquired for atmos using the exchange rate in effect as of the date of the acquisition. The excess purchase price over the fair value of assets was allocated to goodwill. Changes to amounts reported in the prior year resulted in a change to goodwill of $7 million and primarily was related to intangibles. These adjustments did not have a significant effect on the consolidated results of operations. We determined that the atmos tradenames will have an indefinite life and will not be amortized. Goodwill of $30 million is deductible for tax purposes over 15 years.

($ in millions)
Assets acquired:
Cash and cash equivalents	$6
Merchandise inventories	20
Other current assets	12
Property and equipment, net	7
Operating lease right-of-use assets	44
Tradenames	130
Customer relationships	9
Other assets	6
Liabilities assumed:
Accounts payable	$(10)
Current portion of lease obligations	(10)
Other current liabilities	(8)
Long-term lease obligations	(35)
Deferred taxes	(40)
Other liabilities	(8)

Goodwill (1)	249
Total purchase price (2)	$372
(1)	Goodwill represented on this table is at the exchange rate in effect as of the date of acquisition.
(2)	Total purchase price consists of $337 million in cash and $35 million of contingent consideration.

3. Revenue

The table below presents sales disaggregated by sales channel as well as licensing revenue earned from our various franchised arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

($ in millions)	2022	2021	2020
Sales by Channel
Stores	$7,219	$7,029	$5,447
Direct-to-customers	1,528	1,929	2,101
Total sales	8,747	8,958	7,548
Licensing revenue	12	10	6
Total revenue	$8,759	$8,968	$7,554

2022 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue (continued)

Revenue by geographic area is presented in the following table. Revenue is attributed to the country in which the transaction is fulfilled.

($ in millions)	2022	2021	2020
Revenue by Geography
United States	$5,981	$6,477	$5,581
International	2,778	2,491	1,973
Total revenue	$8,759	$8,968	$7,554

For the year ended January 28, 2023, the countries that comprised the majority of the revenue for the international category were Canada, France, Italy, Australia, and Germany. No other individual country included in the international category was significant.

Sales by banner and operating segments are presented in the following table.

($ in millions)	2022	2021	2020
Foot Locker	$3,304	$3,295	$2,835
Champs Sports	1,681	1,939	1,610
Kids Foot Locker	708	724	590
WSS	604	195	—
Other	126	742	903
North America	6,423	6,895	5,938
Foot Locker	1,628	1,565	1,250
Sidestep	94	76	46
Other	—	—	47
EMEA	1,722	1,641	1,343
Foot Locker	414	373	267
atmos	188	49	—
Asia Pacific	602	422	267
Total sales	$8,747	$8,958	$7,548

Contract Liabilities

The table below presents the activity of our gift card liability balance:

	January 28,	January 29,
($ in millions)	2023	2022
Gift card liability at beginning of year	$46	$41
Liabilities acquired - WSS	—	1
Redemptions	(259)	(249)
Breakage recognized in sales	(17)	(17)
Activations	266	271
Foreign currency fluctuations	—	(1)
Gift card liability	$36	$46

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2022 and 2021.

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

2022 Form 10-K Page 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information (continued)

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, EMEA (Europe, Middle East and Africa), and Asia Pacific. Our North America operating segment includes the results of the following banners in the U.S. and Canada: Foot Locker, Kids Foot Locker, Lady Foot Locker, Champs Sports, Footaction, and WSS, including each of their related e-commerce businesses, as well as our Eastbay business that included internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of Foot Locker in Australia, New Zealand, and Asia and atmos operating primarily in Japan, as well as their related e-commerce businesses. Additionally, the EMEA and Asia Pacific operating segments include licensing revenue. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, impairment and other, corporate expense, interest expense, net and other income / (expense), net.

The following table summarizes our results:

($ in millions)	2022	2021	2020
Division profit	$844	$1,171	$497
Less: Impairment and other (1)	112	172	117
Less: Corporate expense (2)	151	129	71
Income from operations	581	870	309
Interest expense, net	(15)	(14)	(7)
Other income / (expense), net (3)	(42)	384	192
Income from continuing operations before income taxes	$524	$1,240	$494
(1)	See Note 5, Impairment and Other for additional information on these amounts.
(2)	Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. No change was made during 2022. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $19 million for 2021 and $28 million for 2020, thereby reducing corporate expense.
(3)	See Note 6, Other Income / (expense), net for additional information on these amounts.

Long-lived asset information as of and for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 is presented in the following table. Long-lived assets reflect property and equipment and lease right-of-use assets.

($ in millions)	2022	2021	2020
Long-Lived Assets
United States	$2,152	$2,285	$2,218
International	1,211	1,248	1,286
Total long-lived assets	$3,363	$3,533	$3,504

For the year ended January 28, 2023, the countries that comprised the majority of long-lived assets for the international category were Canada, France, Italy, Australia, Germany, and England. No other individual country included in the international category was significant as of January 28, 2023.

	Depreciation and
	Amortization			Capital Expenditures (1)			Total Assets
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Division	$169	$163	$152	$200	$127	$88	$7,178	$7,184	$5,159
Corporate	39	34	24	85	82	71	729	951	1,884
Total	$208	$197	$176	$285	$209	$159	$7,907	$8,135	$7,043

(1) Represents cash capital expenditures for all years presented.

2022 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Impairment and Other

($ in millions)	2022	2021	2020
Impairment of long-lived assets and right-of-use assets	$58	$92	$77
Transformation consulting	42	—	—
Reorganization costs	22	4	7
Litigation costs	9	—	—
Other intangible asset impairments	8	2	—
Acquisition and integration costs	4	24	—
Change in fair value of contingent consideration	(31)	—	—
Impairment of investments	—	42	4
Lease termination costs	—	15	—
(Insurance recovery)/ losses related to social unrest	—	(7)	8
Runners Point shut down	—	—	19
Pension litigation related charges	—	—	2
Total impairment and other	$112	$172	$117

During the fourth quarter of 2022, we conducted an impairment review for approximately 142 underperforming stores, which included 70 Sidestep stores. The Company has made the strategic decision to shut down this banner during 2023. We evaluated the long-lived assets, including the right-of-use assets and recorded non-cash charges of $53 million to write down store fixtures, leasehold improvements, and right-of-use assets for approximately 110 of these stores, which included $17 million for Sidestep stores. During the first and second quarters of 2022 we recorded impairment charges of $5 million related to long-lived assets and right-of-use assets, as well as accelerated tenancy charges.

Impairment of long-lived assets and right of use assets recorded during 2021 related primarily to the decision to shut down our Footaction banner. The amounts in 2020 primarily represented impairment related to our stores operating in Europe, which had a triggering event caused by the COVID-19 pandemic. All periods reflect charges associated with our annual fourth quarter impairment review of underperforming stores.

During 2022, we incurred $42 million of transformation consulting expense. Additionally, we incurred $22 million of reorganization costs, primarily severance, due to the reduction of support functions as we streamlined the organization for operational efficiency and included $4 million of other costs related to the wind down of the Sidestep banner. Associated with the decision to shut down the Sidestep banner, we recorded an $8 million intangible asset impairment on the Sidestep tradename.

During the fourth quarter of 2022, we recorded a $9 million charge for litigation, representing a pending settlement of a wage/hour matter.

In connection with the acquisition of atmos in the prior year, the purchase included contingent consideration based on the achievement of certain sales and EBITDA metrics. The fair value was initially measured as part of the purchase price as $35 million. As required, the adjustment of its fair value was recorded through earnings and represents a benefit of $31 million recorded in the fourth quarter of 2022.

During 2022 and 2021 we recorded acquisition and integration costs of $4 million and $24 million, respectively, which primarily represented investment banking and integration consulting fees related to the WSS and atmos acquisitions.

Over the last several years we have made several minority investments in early-stage companies. In connection with these investments, we recorded non-cash charges of $42 million and $4 million, in 2021 and 2020 respectively, related to the write-down of certain minority investments due to their underperformance.

2022 Form 10-K Page 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Other Income / (Expense), net

Other income / expense, net generally includes non-operating items, such as:

-	changes in value for our investments accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment,
-	our share of earnings or losses related to our equity method investments,
-	net benefit expense or income related to our pension and postretirement programs, excluding the service cost component,
-	changes in fair value, premiums paid, and realized gains associated with foreign currency option contracts,
-	changes in the market value of our available-for-sale security, and premiums paid to repurchase and retire bonds.

($ in millions)	2022	2021	2020
Minority investment in Retailors, Ltd.	$(61)	$77	$—
Share of earnings (losses) related to other minority investments	1	3	(1)
Team Sales divestiture	19	—	—
Minority investment in GOAT	—	290	190
Pension and postretirement net benefit income, excluding service cost	—	7	5
Other	(1)	7	(2)
Total other income / (expense), net	$(42)	$384	$192

During 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment was at a discount to the initial public offering price, resulting in a non-cash gain of $9 million in 2021. Additionally, changes in fair value related to our Retailors, Ltd. investment generated non-cash gains of $68 million during 2021. During 2022, we sold our position in this investment. A loss of $62 million was recorded during 2022, partially offset by $1 million of dividend income. Our minority investment in GOAT is accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment. GOAT received funding at higher valuations in both 2021 and 2020 resulting in non-cash gains of $290 million and $190 million, respectively.

During 2021, we recorded $7 million of insurance recoveries in excess of the losses sustained in the prior year related to the social unrest.

7. Merchandise Inventories

($ in millions)	January 28, 2023	January 29, 2022
LIFO inventories	$1,093	$788
FIFO inventories	550	478
Total merchandise inventories	$1,643	$1,266

The value of our LIFO inventories as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

8. Other Current Assets

($ in millions)	January 28, 2023	January 29, 2022
Net receivables	$160	$134
Prepaid income taxes	62	56
Other prepaid expenses	71	64
Prepaid rent	19	19
Restricted cash	13	8
Other	17	12
	$342	$293

2022 Form 10-K Page 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment, net

($ in millions)	January 28, 2023	January 29, 2022
Owned properties:
Land	$4	$4
Buildings	53	52
Furniture, fixtures, equipment and software development costs	1,379	1,329
	1,436	1,385
Less: accumulated depreciation	(948)	(902)
	488	483
Finance leases:
Assets under finance leases	65	65
Less: accumulated amortization	(12)	(6)
	53	59
Alterations to leased and owned buildings:
Cost	967	954
Less: accumulated amortization	(588)	(579)
	379	375
	$920	$917

10. Other Intangible Assets, net

	January 28, 2023				January 29, 2022
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (3)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$102	$(100)	$2	9.4	$107	$(104)	$3
Trademarks/tradenames	18	(18)	—	—	18	(18)	—
Customer lists	20	(9)	11	3.0	13	(2)	11
	$140	$(127)	$13	5.0	$138	$(124)	$14

Indefinite life intangible assets: (1)
Trademarks/tradenames (2)			$413				$440
			$426				$454
(1)	The change in the ending balances also reflect the effect of foreign currency fluctuations due primarily to the movements of the Yen in relation to the U.S. dollar.
(2)	Includes a non-cash impairment charge of $8 million and $2 million recorded in 2022 and 2021, respectively, see Note 5, Impairment and Other.
(3)	Represents the weighted-average useful life as of January 28, 2023 and excludes those assets that are fully amortized.

In connection with the acquisitions of WSS and atmos, we recognized indefinite life intangible assets of $296 million for WSS related tradenames, $130 million for atmos related tradenames (a provisional amount of $135 million was recorded at January 29, 2022). Additionally, we recognized customer list intangible assets of $13 million for WSS and $9 million for atmos, both of which will be amortized over 3 years. The intangibles related to atmos were originally recorded at the exchange rate in effect as of the date of acquisition and are presented in the above table at current period exchange rates.

Amortizing intangible assets primarily represent the WSS and atmos customer lists and lease acquisition costs, which are amounts that are required to secure prime lease locations, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2022	2021	2020
Amortization expense	$8	$5	$3

2022 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Intangible Assets, net (continued)

Estimated future amortization expense for finite lived intangibles for the next five years is as follows:

($ in millions)
2023	$7
2024	5
2025	1

11. Other Assets

($ in millions)	January 28, 2023	January 29, 2022
Restricted cash	$33	$38
Security deposits	29	33
Pension asset	4	21
Auction rate security	6	7
Other	20	22
	$92	$121

12. Accrued and Other Liabilities

($ in millions)	January 28, 2023	January 29, 2022
Other payroll and payroll related costs, excluding taxes	$99	$78
Incentive bonuses	72	82
Taxes other than income taxes	69	75
Property and equipment (1)	39	58
Customer deposits	39	50
Rent related costs	35	57
Advertising	30	34
Income taxes payable	39	11
Other	146	116
	$568	$561

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

13. Revolving Credit Facility

We have a $600 million asset-based revolving credit facility that is scheduled to expire on July 14, 2025 (as amended, “2020 Credit Agreement”).

In 2021, we entered into an amendment to the 2020 Credit Agreement (“Amended Credit Agreement”). The amendment provides for, among other things, (i) reducing the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below, and (ii) reducing the “floor” applicable. The amendment provides that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25% to 0.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 1.25% to 1.75% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee of 0.25% per annum on the unused portion of the commitments under the Amended Credit Agreement. No events of default occurred during 2022.

We may use the Amended Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of January 28, 2023 were not significant.

The unamortized balance of fees paid in connection with the credit facility at January 28, 2023 was $3 million. Interest expense, including facility fees, related to the revolving credit facility was $3 million, $3 million, and $5 million for 2022, 2021, and 2020, respectively.

2022 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

	January 28,	January 29,
($ in millions)	2023	2022
4% Senior Notes due 2029	$395	$394
Obligations under finance leases	57	63
	$452	$457
Current portion of debt and obligations under finance leases	6	6
	$446	$451

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $17 million, $12 million and $8 million for 2022, 2021, and 2020, respectively.

15. Other Liabilities

($ in millions)	January 28, 2023	January 29, 2022
Deferred taxes	$237	$224
Income taxes	31	28
Pension benefits	21	16
Contingent consideration	4	35
Other	35	40
	$328	$343

\

16. Leases

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

Amounts recognized in the Consolidated Balance Sheet were as follows:

	January 28,	January 29,
($ in millions)	2023	2022
Operating leases:
Operating lease right-of-use assets	$2,443	$2,616

Operating lease liabilities classified as current	$544	$572
Operating lease liabilities classified as long-term	2,230	2,363
Total operating lease liabilities	$2,774	$2,935

	January 28,	January 29,
($ in millions)	2023	2022
Finance leases:
Property and equipment, net	$53	$59

Finance lease obligations classified as current	$6	$6
Finance lease obligations classified as long-term	51	57
Total finance lease obligations	$57	$63

2022 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Leases (continued)

Other information related to our leases as of January 28, 2023 and January 29, 2022 consisted of the following:

	January 28,	January 29,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.5	6.7
Finance leases	14.7	15.0
Weighted-average discount rate
Operating leases	5.0%	4.7%
Finance leases	4.3%	4.2%

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

Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. Amortization of leased equipment assets is classified in depreciation and amortization. The components of lease cost for 2022, 2021, and 2020 were as follows:

($ in millions)	2022	2021	2020
Operating lease costs	$657	$653	$620
Variable lease costs	308	331	290
Short-term lease costs	19	23	23
Sublease income	(1)	(1)	(1)
Total operating lease costs	983	1,006	932
Finance lease costs:
Amortization of leased assets	6	4	1
Interest on lease liabilities	3	1	—
Total finance lease costs	9	5	1
Total lease cost	$992	$1,011	$933

Maturities of lease liabilities as of January 28, 2023 are as follows:

($ in millions)	Operating leases	Finance leases	Total
2023	$651	$8	$659
2024	576	8	584
2025	481	6	487
2026	387	4	391
2027	304	4	308
Thereafter	877	48	925
Total lease payments	3,276	78	3,354
Less: Interest	502	21	523
Total lease liabilities	$2,774	$57	$2,831

As of January 28, 2023, we signed operating leases primarily for retail stores that have not yet commenced and the total future undiscounted lease payments under these leases are $102 million.

2022 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Accumulated Other Comprehensive Loss

($ in millions)	2022	2021	2020
Foreign currency translation adjustments	$(148)	$(107)	$(64)
Hedge contracts	(3)	—	(1)
Unrecognized pension cost and postretirement benefit	(241)	(236)	(266)
	$(392)	$(343)	$(331)

The changes in AOCL for the year ended January 28, 2023 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of January 29, 2022	$(107)	$—	$(236)	$(343)

OCI before reclassification	(41)	(3)	2	(42)
Amortization of pension actuarial loss, net of tax	—	—	7	7
Pension and postretirement remeasurement, net of tax	—	—	(14)	(14)
Other comprehensive income	(41)	(3)	(5)	(49)
Balance as of January 28, 2023	$(148)	$(3)	$(241)	$(392)

Reclassifications to income from AOCL for the year ended January 28, 2023 were as follows:

($ in millions)
Amortization of actuarial loss:
Pension benefits	$10
Income tax benefit	(3)
Amortization of actuarial loss, net of tax	$7

18. Income Taxes

The domestic and international components of pre-tax income are as follows:

($ in millions)	2022	2021	2020
Domestic	$440	$1,244	$647
International	84	(4)	(153)
Total pre-tax income	$524	$1,240	$494

Domestic pre-tax income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

The income tax provision consists of the following:

($ in millions)	2022	2021	2020
Current:
Federal	$64	$192	$114
State and local	27	66	43
International	68	16	23
Total current tax provision	159	274	180
Deferred:
Federal	23	49	6
State and local	4	15	(2)
International	(6)	10	(13)
Total deferred tax provision	21	74	(9)
Total income tax provision	$180	$348	$171

2022 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes (continued)

Following the enactment of Public Law 115-97 (“Tax Act”) and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned.

At January 28, 2023, we had accumulated undistributed foreign earnings of approximately $571 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts.

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

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income is as follows:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase in valuation allowance	2.6	0.7	6.3
State and local income taxes, net of federal tax benefit	5.0	5.4	6.6
International income taxed at varying rates	8.4	2.4	4.3
Foreign tax credits	(3.6)	(1.4)	(2.4)
Domestic/foreign tax settlements	(0.5)	(0.3)	(0.5)
Federal tax credits	(0.4)	(0.1)	(0.4)
Other, net	1.8	0.4	(0.4)
Effective income tax rate	34.3%	28.1%	34.5%

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets and liabilities are as follows:

	January 28,	January 29,
($ in millions)	2023	2022
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$123	$133
Employee benefits	42	38
Property and equipment	—	15
Operating leases - liabilities	725	720
Other	61	74
Total deferred tax assets	$951	$980
Valuation allowance	(93)	(80)
Total deferred tax assets, net	$858	$900
Deferred tax liabilities:
Merchandise inventories	$87	$68
Operating leases - assets	667	662
Goodwill and other intangible assets	123	155
Net investment gains	115	131
Property and equipment	6	—
Other	7	22
Total deferred tax liabilities	$1,005	$1,038
Net deferred tax liability	$(147)	$(138)
Balance Sheet caption reported in:
Deferred taxes	$90	$86
Other liabilities	(237)	(224)
	$(147)	$(138)

2022 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes (continued)

Based upon the level of historical taxable income and projections for future taxable income, which are based upon our long-range strategic plans, management believes it is more likely than not that we will realize the benefits of deductible differences, net of the valuation allowances, over the periods in which the temporary differences are anticipated to reverse. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of January 28, 2023, we have a valuation allowance of $93 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $77 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of January 28, 2023, a valuation allowance of $15 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. Additionally, since we do not have any reasonably foreseeable sources of Canadian capital gains, a valuation allowance of $1 million was established since 2019 for a deferred tax asset arising from a capital loss.

At January 28, 2023, we have international minimum tax credit carryforwards with a potential tax benefit of $3 million and operating loss carryforwards with a potential tax benefit of $100 million, a portion of which will expire between 2023 and 2029 and a portion of which will never expire. We will have, when realized, a capital loss with a potential benefit of $1 million. The Canadian loss will carryforward indefinitely after realization. The international operating loss carryforwards include nominal unrecognized tax benefits. We also have foreign tax credit carrybacks and carryforwards with a potential tax benefit of $19 million that will expire between 2023 and 2032.

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing the income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences. We participate in the IRS’s Compliance Assurance Process and the examination of our 2021 U.S. Federal income tax filing was concluded in February 2023. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

At January 28, 2023, we had $52 million of gross unrecognized tax benefits, of which $44 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. Interest expense recognized was $6 million in 2022 and was not significant for any of the prior years presented.

The following table summarizes the activity related to unrecognized tax benefits:

($ in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$41	$47	$45
Foreign currency translation adjustments	(1)	(2)	3
Increases related to current year tax positions	9	3	2
Increases related to prior period tax positions	7	2	3
Decreases related to prior period tax positions	—	(3)	—
Settlements	—	(1)	(1)
Lapse of statute of limitations	(4)	(5)	(5)
Unrecognized tax benefits at end of year	$52	$41	$47

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2023 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings.

2022 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Financial Instruments and Risk Management

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

Derivative Holdings Designated as Hedges

The primary currencies to which we are exposed are the euro, British pound, Canadian dollar, Australian dollar, and the Japanese Yen. Generally, merchandise inventories are purchased by each geographic area in their respective local currency with the exception of the United Kingdom, whose merchandise inventory purchases are primarily denominated in euros.

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

We designated the cross-currency swap contract to hedge the changes in value of the intercompany loan and its variability on earnings. We apply fair value hedge accounting, and we consider market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components. The foreign currency spot rate fluctuations on the cross-currency swap notional amount and interest accruals are reported in earnings each period, while all other changes are reported in other comprehensive income. Because the terms of the hedged item and the hedging instrument match and the likelihood of swap counterparty default is not probable, the hedge is expected to exactly offset changes in the fair value of the foreign currency debt resulting from to foreign currency fluctuations over the term of the swap.

As of January 28, 2023, the cross-currency swap had a fair value of $3 million and was included in other liabilities. We record the changes in the fair value of the contract to AOCL. Each period, we reclassify an amount out of AOCL equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of January 28, 2023, there was $3 million in AOCL, net of tax, related to the cross-currency swap. In addition, we recognize swap interest income based on the differential in fixed interest rates per the contract. During 2022, we recorded $2 million of income in interest expense, net. Refer to Note 17 for further information regarding amounts recorded in AOCL.

2022 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Financial Instruments and Risk Management (continued)

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

Fair Value of Derivative Contracts

The following represents the fair value of our derivative contracts.

	Balance Sheet	January 28,	January 29,
($ in millions)	Caption	2023	2022
Hedging Instruments:
Foreign exchange forward contracts	Current liabilities	$—	$1
Cross-currency swap	Non-current liabilities	$3	$—

Business Risk

The retail business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in our business. We operate in 29 countries and purchased 86% of our merchandise in 2022 from our top 5 suppliers. In 2022, we purchased 65% of our athletic merchandise from one major supplier, Nike, Inc. (“Nike”). Each of our banners are highly dependent on Nike; they individually purchased approximately 50% to 75% of their merchandise from Nike.

Included in our Consolidated Balance Sheet at January 28, 2023, are the net assets of our European operations, which total $454 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

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

During 2021, we invested $68 million to take a common stock minority stake in a public entity, Retailors, Ltd., which is traded on the Tel Aviv stock exchange. This investment was classified as a Level 1 instrument since the fair value is readily available in an active market. During 2022, we sold our holdings in this investment.

2022 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Fair Value Measurements (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of January 28, 2023			As of January 29, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$—	$—	$—	$145	$—	$—
Available-for-sale security	—	6	—	—	7	—
Total assets	$—	$6	$—	$145	$7	$—
Liabilities
Contingent consideration	$—	$—	$4	$—	$—	$35
Foreign exchange forward contracts	—	—	—	—	1	—
Cross-currency swap contract	—	3	—	—	—	—
Total liabilities	$—	$3	$4	$—	$1	$35

There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, operating lease right-of-use assets, goodwill, other intangible assets, and minority investments that are not accounted for under the equity method of accounting. These assets are measured using Level 3 inputs, if determined to be impaired. The preferred stock of our minority investment in GOAT is measured using the fair value measurement alternative had a carrying value of $579 million for both January 28, 2023 and January 29, 2022. As of January 28, 2023, cumulative impairments on our portfolio of minority investments were $53 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2.

($ in millions)	January 28, 2023	January 29, 2022
Carrying value (1)	$395	$394
Fair value	$338	$389

(1)	The carrying value of debt for both periods reflect $5 million of issuer’s discount and costs related to 4% Notes due in 2029.

The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

2022 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

We have defined benefit pension plans covering certain of our North American employees. In May 2019, the U.S. qualified pension plan was amended such that all employees who were not participants in the plan as of December 31, 2019, will not become participants after such date. All benefit accruals were frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of that date. For participants with more than eleven years of service as of December 31, 2019, benefit accruals were frozen as of December 31, 2022. Participants will continue to accrue interest at a fixed rate of 6% per year.

We also sponsor postretirement medical and life insurance plans, which are available to most of our retired U.S. employees. These plans are contributory and are not funded. These plans are not significant.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets:

($ in millions)	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$674	$753
Service cost	14	16
Interest cost	21	18
Plan participants’ contributions	—	—
Actuarial gains	(93)	(55)
Foreign currency translation adjustments	(2)	(1)
Benefits paid	(48)	(55)
Settlement	—	(2)
Benefit obligation at end of year	$566	$674

Change in plan assets
Fair value of plan assets at beginning of year	$676	$716
Actual return on plan assets	(83)	11
Employer contributions	3	3
Foreign currency translation adjustments	(2)	1
Benefits paid	(48)	(55)
Fair value of plan assets at end of year	$546	$676

Funded status	$(20)	$2

Amounts recognized on the balance sheet:
Other assets	$4	$21
Accrued and other liabilities	(3)	(3)
Other liabilities	(21)	(16)
	$(20)	$2

The Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation for both 2022 and 2021. In 2021, the U.S. qualified pension plan’s assets exceeded its accumulated benefit obligation, however in 2022 the accumulated benefit obligation was greater than the plan’s assets. Our non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects the U.S. non-qualified plans for 2022 and 2021 and the U.S. qualified plan for 2022.

($ in millions)	2022	2021
Projected benefit obligation	$533	$20
Accumulated benefit obligation	533	20
Fair value of plan assets	509	—

2022 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

The following table provides the amounts recognized in AOCL on a pre-tax basis:

($ in millions)
Net actuarial loss at beginning of year	$320
Amortization of net loss	(10)
Loss arising during the year	21
Foreign currency fluctuations	(2)
Net actuarial loss at end of year	$329

The actuarial losses recognized during 2022 were primarily driven lower actual return as compared with the expected return on plan assets partially offset by an increase in discount rates applied against future expected benefit payments, which resulted in a decrease in the benefit obligation for the pension benefit plans.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	2022	2021
Discount rate	5.0%	3.2%
Rate of compensation increase	3.6%	3.6%

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $618 million and $652 million for 2022 and 2021, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	2022	2021	2020
Discount rate	3.2%	2.5%	2.9%
Rate of compensation increase	3.6%	3.6%	3.6%
Expected long-term rate of return on assets	4.8%	5.3%	5.5%

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.

The following are the components of net periodic pension benefit cost. Service cost is recognized as a component of SG&A and the remaining pension and postretirement expense components are recognized as part of Other income, net.

($ in millions)	2022	2021	2020
Service cost	$14	$16	$14
Interest cost	21	18	21
Expected return on plan assets	(31)	(35)	(37)
Amortization of net loss	10	10	12
Net benefit expense	$14	$9	$10

The mortality assumption used to value the 2022 and 2021 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2021 for both males and females. For years ended January 28, 2023 and January 29, 2022, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations

2022 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

Plan Assets

The target composition of our U.S. qualified pension plan assets is 70% fixed-income securities, 28.5% equities, and 1.5% real estate. We may alter the asset allocation targets from time to time depending on market conditions and the funding requirements of the pension plan. This current asset allocation has and is expected to limit volatility with regard to the funded status of the plan, but may result in higher pension expense due to the lower long-term rate of return associated with fixed-income securities. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above. The target composition of our Canadian qualified pension plan assets is 95% fixed-income securities and 5% equities. We believe plan assets are invested in a conservative manner with the same overall objective and investment strategy as noted below for the U.S. pension plan. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan’s benefit payment obligations. This current asset allocation will limit future volatility.

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

Valuation of Investments

Commingled trust funds are valued at the net asset value of units held by the plan at year end. Stocks and mutual funds traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date. Each category of U.S. and Canadian plan assets is classified within the same level of the fair value hierarchy for 2022 and 2021.

The fair values of the U.S. pension plan assets at January 28, 2023 and January 29, 2022 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2022 Total	2021 Total
Cash	$2	$—	$—	$2	$—
Cash equivalents	—	1	—	1	4
Commingled funds:
Equity securities	—	130	—	130	163
Fixed-income securities	—	341	—	341	425
Real estate securities	—	8	—	8	9
Corporate stock	17	—	—	17	18
Mutual fund	10	—	—	10	12
Total assets at fair value	$29	$480	$—	$509	$631

The fair values of the Canadian pension plan assets at January 28, 2023 and January 29, 2022 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2022 Total	2021 Total
Cash equivalents	$—	$6	$—	$6	$6
Equity securities:
Canadian and international	3	—	—	3	3
Fixed-income securities:
Cash matched bonds	—	28	—	28	36
Total assets at fair value	$3	$34	$—	$37	$45

2022 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Retirement Plans and Other Benefits (continued)

Contributions and Expected Payments

We were not required to make any contributions to the U.S. qualified pension plan in 2022 and 2021. We do not anticipate making any contributions to the U.S. qualified pension plan in 2023 due to the strong funded status of the plan, however we continually evaluate the amount and timing of any potential contributions based on market conditions and other factors. We paid $3 million and $3 million in pension benefits related to our non-qualified pension plans during 2022 and 2021, respectively.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

($ in millions)
2023	$68
2024	50
2025	47
2026	46
2027	44
2028-2032	198

Savings Plans

We have a 401(k) plan that is available to employees whose primary place of employment is the U.S., and another plan that is available to employees whose primary place of employment is in Puerto Rico. With the acquisition of WSS in 2021, we became the sponsor of the 401(k) plan for WSS employees. The charges for matching contributions were not significant for any of the periods presented.

22. Share-Based Compensation

Stock Awards

Under our 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers and other employees, including our subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. On May 21, 2014, the 2007 Stock Plan was amended to increase the number of shares of common stock reserved for all awards to 14 million shares. As of January 28, 2023, there were 3,651,807 shares available for issuance under this plan.

On August 24, 2022, the Company granted options and other awards to its new President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and do not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan of 545,660 are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

Employees Stock Purchase Plan

Under our 2013 Foot Locker Employees Stock Purchase Plan (“ESPP”), participating employees are able to contribute up to 10% of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of our common stock at 85% of the lower market price on one of two specified dates in each plan year. Of the 3,000,000 shares of common stock authorized under this plan, there were 1,854,858 shares available for purchase as of January 28, 2023. During 2022 and 2021, participating employees purchased 119,518 shares and 300,788 shares, respectively.

2022 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation (continued)

Share-Based Compensation Expense

Total compensation expense included in SG&A and the associated tax benefits recognized related to our share-based compensation plans, were as follows:
($ in millions)	2022	2021	2020
Options and employee stock purchase plan	$5	$6	$6
Restricted stock units and performance stock units	26	23	9
Total share-based compensation expense	$31	$29	$15

Tax benefit recognized	$3	$3	$2

Valuation Model and Assumptions

The Black-Scholes option-pricing model is used to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

We estimate the expected term of options using our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period, which is one year.

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

The following table shows the assumptions used to compute the share-based compensation expense:

	Stock Option Plans			Stock Purchase Plan
	2022	2021	2020	2022	2021	2020
Weighted-average risk free rate of interest	1.8%	0.9%	0.5%	1.0%	0.1%	1.8%
Expected volatility	35%	47%	37%	40.0%	45%	48%
Weighted-average expected award life (in years)	3.9	5.5	4.9	1.0	1.0	1.0
Dividend yield	2.7%	1.5%	4.3%	2.6%	4.0%	4.2%
Weighted-average fair value	$10.80	$20.22	$5.03	$18.46	$9.61	$13.97

2022 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation (continued)

The information set forth in the following table covers options granted under our stock option plans:

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,211		$48.84
Granted	590		31.71
Exercised	(207)		28.15
Expired or cancelled	(338)		41.22
Options outstanding at January 28, 2023	3,256	4.5	$47.85
Options exercisable at January 28, 2023	2,535	3.3	$52.36

The total fair value of options vested was $4 million during 2022 and 2021. During the years ended January 28, 2023, and January 29, 2022, we received $6 million and $10 million in cash from option exercises and recognized a related tax benefit of an insignificant amount and $2 million, respectively.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

($ in millions)	2022	2021	2020
Exercised	$1	$8	$3

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

($ in millions)	2022
Outstanding	$20
Outstanding and exercisable	$11

As of January 28, 2023, there was $3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable at January 28, 2023:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	1,123	7.0	$25.91	514	$23.09
$39.17 - $48.98	459	2.9	44.84	445	45.02
$53.61 - $58.94	493	5.1	56.75	395	57.46
$62.02 - $72.83	1,181	2.4	66.14	1,181	66.14
	3,256	4.5	$47.85	2,535	$52.36

2022 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Share-Based Compensation (continued)

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

RSU and PSU activity is summarized as follows:

		Weighted-Average
	Number	Remaining	Weighted-Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,391		$43.95
Granted	1,242		31.42
Vested	(117)		54.29
Performance adjustment (1)	15
Forfeited	(539)		35.56
Nonvested at January 28, 2023	1,992	1.3	$37.58

Aggregate value ($ in millions)	$75
(1)	This represents adjustments made to PSU awards reflecting changes in estimates based upon our current performance against predefined financial targets.

The total fair value of awards vested was $6 million, $23 million, and $6 million, for 2022, 2021, and 2020, respectively. At January 28, 2023, there was $27 million of total unrecognized compensation cost related to nonvested awards.

23. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, privacy, environmental, and employment-related claims. Additionally, the Company is a defendant in two purported class actions alleging wage/hour and wage statement violations in California.

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

2022 Form 10-K Page 67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 28, 2023. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2023, due to deficiencies identified at our WSS business resulting in a material weakness, discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for each of the periods presented herein, in accordance with U.S. GAAP.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of January 28, 2023.

2022 Form 10-K Page 68

A company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness related to ineffective general information technology controls over logical access and change management at our WSS business. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information systems were also ineffective. This material weakness resulted from ineffective risk assessment associated with the information technology environment and individuals with insufficient knowledge and training associated with designing and implementing the controls.

The control deficiencies did not result in any errors. However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of January 28, 2023.

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Control over Financial Reporting

Management, with oversight from the Audit Committee of the Board of Directors, has begun certain remedial actions and is developing a full plan, which will be executed during fiscal 2023. This plan may include, among other items, additional risk assessment procedures over information technology, modifications and enhancements to controls, and additional training related to the design and implementation of control procedures. These deficiencies will not be considered remediated until the remediation plan is complete, and controls have been operational for a sufficient period of time and successfully tested.

There were no other changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The report appears on the following page.

2022 Form 10-K Page 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective general information technology controls over logical access and change management has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York

March 27, 2023

2022 Form 10-K Page 70

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Company

Information relative to directors of the Company will be set forth under the heading “Proposal 1: Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to executive officers of the Company is set forth in Item 4A in Part I.

(c)	Information on our audit committee and the audit committee financial expert will be contained under the heading “Committees” under the Board of Directors section of the Proxy Statement and is incorporated herein by reference.
(d)	Information about the Code of Business Conduct applicable to our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Board of Directors, will be set forth under the heading “Code of Business Conduct” under the Governance section of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information set forth in the Proxy Statement beginning with the section captioned “Director Compensation” through and including the section captioned “Excess Savings Plan” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information set forth in the Proxy Statement under the section captioned “Shareholder Ownership” is incorporated herein by reference. Equity compensation plan information is contained under the “Stock Awards” and “Employees Stock Purchase Plan” sections of the Share-Based Compensation note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth under the heading “Directors’ Independence” under the Governance section of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the principal accounting fees and services is set forth under the heading “Audit and Non-Audit Fees” under the “Proposal 5” section of the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s preapproval policies and procedures is set forth in the section captioned “Audit Committee Preapproval Policies and Procedures” under the “Proposal 5” section of the Proxy Statement and is incorporated by reference.

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

(a)(3) and (c) Exhibits

An index of the exhibits are on pages 72 through 75.

Item 16. Form 10-K Summary

None.

2022 Form 10-K Page 71

FOOT LOCKER, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on April 7, 1989 (incorporated herein by reference to Exhibit 3(i)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended July 26, 1997 filed on September 4, 1997 (the “July 26, 1997 Form 10-Q”)), as amended by Certificates of Amendment of the Certificate of Incorporation of the Registrant, as filed by the Department of State of the State of New York on (a) July 20, 1989, (b) July 24, 1990, (c) July 9, 1997 (incorporated herein by reference to Exhibit 3(i)(b) to the July 26, 1997 Form 10-Q), (d) June 11, 1998 (incorporated herein by reference to Exhibit 4.2(a) to the Registration Statement on Form S-8 (Registration No. 333-62425)), (e) November 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74688)), (f) May 28, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 21, 2014 filed on May 28, 2014), and (g) December 8, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 7, 2020 filed on December 8, 2020).

3.2	By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 20, 2018 filed on February 22, 2018).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

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

10.4†

2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 23, 2014 filed on December 31, 2014).

10.5†

Amendment No. 1 to 2007 Stock Incentive Plan, amended and restated as of May 21, 2014 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 23, 2017).

2022 Form 10-K Page 72

Exhibit No.	Description
10.6†	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016.

10.7†	Executive Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).

10.8†	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.9†

Form of Restricted Stock Unit Award Agreement for Executives (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.10†

Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.11†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.12†

Form of Stock Option Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.3 on Form S-8 (Registration No. 333-267044), filed on August 24, 2022 (the "2022 Form S-8")).

10.13†	Form of Restricted Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.4 to the 2022 Form S-8).

10.14†	Form of Restricted Stock Unit Inducement Award Agreement for Mary N. Dillon (Sign-On Award) (incorporated herein by reference to Exhibit 99.1 to the 2022 Form S-8).

10.15†	Form of Performance Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.5 to the 2022 Form S-8).

10.16†	Form of Performance Stock Unit Inducement Award Agreement (Transformation Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.2 to the 2022 Form S-8).

10.17†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)).

10.18†

Amendment No. 1 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995).

10.19†

Amendment No. 2 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

10.20†

Supplemental Executive Retirement Plan (the “SERP”), as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007).

10.21†	Amendment No. 1 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011).

2022 Form 10-K Page 73

Exhibit No.	Description
10.22†	Amendment No. 2 to SERP (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014.

10.23†	Amendment No. 3 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019).

10.24†	Amendment No. 4 to SERP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 filed on September 11, 2019).

10.25†	Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement).

10.26†

Amendment No. 1 to Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.27†

Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.28†	Excess Savings Plan (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed on March 25, 2021).

10.29†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).

10.30†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).

10.31†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).

10.32†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).

10.33*	Form of Indemnification Agreement, as amended.

10.34

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement).

10.35	Amendment No. 1 to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

10.36†

Employment Agreement, dated August 16, 2022, by and between Mary N. Dillon and the Company, (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

10.37†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.38†

Amendment No. 1 to Employment Agreement, dated August 17, 2022, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

2022 Form 10-K Page 74

Exhibit No.	Description
10.39†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

10.40†	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 24, 2016).

19*	Policy Prohibiting Insider Trading.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE* 104*	XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10.1).

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

2022 Form 10-K Page 75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ MARY N. DILLON
Mary N. Dillon President and Chief Executive Officer

Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2023, by the following persons on behalf of the Company and in the capacities indicated.

/s/ MARY N. DILLON	/s/ ROBERT HIGGINBOTHAM
Mary N. Dillon	Robert Higginbotham
President and	Senior Vice President and
Chief Executive Officer	Interim Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ STEVEN OAKLAND
Giovanna Cipriano	Steven Oakland
Senior Vice President and Chief Accounting Officer	Director

/s/ VIRGINIA C. DROSOS	/s/ ULICE PAYNE, JR.
Virginia C. Drosos	Ulice Payne, Jr.
Director	Director

/s/ ALAN D. FELDMAN	/s/ KIMBERLY K. UNDERHILL
Alan D. Feldman	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ TRISTAN WALKER
Guillermo G. Marmol	Tristan Walker
Director	Director

/s/ DARLENE NICOSIA	/s/ DONA D. YOUNG
Darlene Nicosia	Dona D. Young
Director	Non-Executive Chair

2022 Form 10-K Page 76

2022 Form 10-K Page 77