Form 10-Q
period 2023-04-29
FOOT LOCKER, INC.
filed 2023-06-07
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2023

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

Number of shares of Common Stock outstanding as of May 26, 2023: 93,923,900

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders and return merchandise; our ability to fund our planned capital investments; a recession, volatility in the financial markets, and other global economic factors; our ability to access the credit markets at competitive terms; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; borrowing capacity under our credit facility; repatriation of cash to the United States; supply chain issues; labor shortages and wage pressures; expectations regarding increased wages; inflation; consumer spending levels; the effect of governmental assistance programs; expectations regarding increasing global taxes; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; ESG risks; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 29,	April 30,	January 28,
($ in millions, except share amounts)	2023	2022	2023*
ASSETS

Current assets:
Cash and cash equivalents	$313	$551	$536
Merchandise inventories	1,758	1,401	1,643
Other current assets	326	281	342
	2,397	2,233	2,521
Property and equipment, net	901	899	920
Operating lease right-of-use assets	2,331	2,566	2,443
Deferred taxes	94	79	90
Goodwill	781	783	785
Other intangible assets, net	421	441	426
Minority investments	629	759	630
Other assets	89	118	92
	$7,643	$7,878	$7,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$474	$565	$492
Accrued and other liabilities	447	428	568
Current portion of debt and obligations under finance leases	6	6	6
Current portion of lease obligations	533	557	544
	1,460	1,556	1,610
Long-term debt and obligations under finance leases	445	450	446
Long-term lease obligations	2,132	2,323	2,230
Other liabilities	323	334	328
Total liabilities	4,360	4,663	4,614
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 94,175,714; 99,233,112; and 93,396,901 shares issued, respectively	766	779	760
Retained earnings	2,923	2,995	2,925
Accumulated other comprehensive loss	(396)	(384)	(392)
Less: Treasury stock at cost: 260,870; 4,731,931; and 1,489 shares, respectively	(10)	(178)	—
Noncontrolling interest	—	3	—
Total shareholders' equity	3,283	3,215	3,293
	$7,643	$7,878	$7,907

*

The balance sheet at January 28, 2023 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2023 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
($ in millions, except per share amounts)	2023	2022
Sales	$1,927	$2,175
Licensing revenue	4	3
Total revenue	1,931	2,178

Cost of sales	1,349	1,435
Selling, general and administrative expenses	431	463
Depreciation and amortization	51	54
Impairment and other	39	6
Income from operations	61	220

Interest expense, net	(1)	(5)
Other income / (expense), net	(3)	(25)
Income before income taxes	57	190
Income tax expense	21	58
Net income	36	132
Net loss attributable to noncontrolling interests	—	1
Net income attributable to Foot Locker, Inc.	$36	$133

Basic earnings per share	$0.39	$1.38
Weighted-average shares outstanding	93.7	96.1

Diluted earnings per share	$0.38	$1.37
Weighted-average shares outstanding, assuming dilution	95.1	97.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2023 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Net income attributable to Foot Locker, Inc.	$36	$133
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax (benefit)/expense of $- and $(1), respectively	(7)	(44)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $-, and $-, respectively	1	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1, respectively	2	2
Comprehensive income	$32	$92

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2023 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293
Restricted stock issued	628							—
Issued under director and stock plans	151	4						4
Share-based compensation expense		2						2
Shares of common stock used to satisfy tax withholding obligations			(260)	(10)				(10)
Net income					36			36
Cash dividends on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(7)		(7)
Change in cash flow hedges, net of tax						1		1
Pension and postretirement adjustments, net of tax						2		2
Balance at April 29, 2023	94,176	$766	(261)	$(10)	$2,923	$(396)	$—	$3,283

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	88							—
Issued under director and stock plans	74	2						2
Share-based compensation expense		7						7
Shares of common stock used to satisfy tax withholding obligations			(32)	(1)				(1)
Share repurchases			(2,650)	(89)				(89)
Net income					133		(1)	132
Cash dividends on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(44)		(44)
Change in hedges, net of tax						1		1
Pension and postretirement adjustments, net of tax						2		2
Balance at April 30, 2022	99,233	$779	(4,732)	$(178)	$2,995	$(384)	$3	$3,215

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2023 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
From operating activities:
Net income	$36	$132
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	18	3
Fair value adjustments to minority investments	—	25
Depreciation and amortization	51	54
Deferred income taxes	(4)	3
Share-based compensation expense	2	7
Change in assets and liabilities:
Merchandise inventories	(117)	(150)
Accounts payable	(16)	(25)
Accrued and other liabilities	(87)	(80)
Other, net	(1)	10
Net cash used in operating activities	(118)	(21)
From investing activities:
Capital expenditures	(59)	(95)
Purchase of business, net of cash acquired	—	(7)
Minority investments	—	(3)
Net cash used in investing activities	(59)	(105)
From financing activities:
Dividends paid on common stock	(38)	(38)
Purchase of treasury shares	—	(89)
Payment of obligations under finance leases	(2)	(2)
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(1)
Proceeds from exercise of stock options	4	2
Net cash used in financing activities	(46)	(128)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	(1)
Net change in cash, cash equivalents, and restricted cash	(223)	(255)
Cash, cash equivalents, and restricted cash at beginning of year	582	850
Cash, cash equivalents, and restricted cash at end of period	$359	$595

Supplemental information:
Interest paid	$8	$8
Income taxes paid	23	18
Cash paid for amounts included in measurement of operating lease liabilities	170	174
Cash paid for amounts included in measurement of finance lease liabilities	2	2
Right-of-use assets obtained in exchange for operating lease obligations	34	138

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2023 Form 10-Q Page 5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Foot Locker, Inc., together with its consolidated subsidiaries (“Foot Locker,” “Company,” “we,” “our,” and “us”), is a leading footwear and apparel retailer. We have integrated all available shopping channels including stores, websites, apps, and social channels. Store sales are primarily fulfilled from the store’s inventory, but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on availability of particular items. We operate in North America, Europe, and Asia Pacific, representing our operating segments. We aggregate these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Basis of Presentation

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results expected for the year. Additionally, the results of operations for the period ended  April 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of the year. Fiscal year 2023 will include the 53-week period that ends on February 3, 2024.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2022 Form 10-K. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In 2023, we separately present licensing revenue as a component of total revenue in the Condensed Consolidated Statements of Operations, as previously licensing revenue was presented within other income / (expense), net.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2022 Form 10-K.

Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated by sales channel, as well as licensing revenue earned from our various franchised arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Sales by Channel
Stores	$1,613	$1,776
Direct-to-customers	314	399
Total sales	1,927	2,175
Licensing revenue	4	3
Total revenue	$1,931	$2,178

First Quarter 2023 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Revenue by Geography
United States	$1,287	$1,544
International	644	634
Total revenue	$1,931	$2,178

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Foot Locker	$744	$807
Champs Sports	328	454
Kids Foot Locker	167	180
WSS	150	138
Other (1)	—	53
North America	1,389	1,632
Foot Locker	379	377
Sidestep	14	24
EMEA	393	401
Foot Locker	98	93
atmos	47	49
Asia Pacific	145	142
Total sales	$1,927	$2,175

(1)	Other includes sales from banners that we no longer operate and primarily represented Eastbay in the prior-year period.

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	April 29,	April 30,
($ in millions)	2023	2022
Gift card liability at beginning of year	$36	$46
Redemptions	(61)	(65)
Breakage recognized in sales	(4)	(4)
Activations	56	60
Gift card liability	$27	$37

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

First Quarter 2023 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

Foot Locker operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other income / (expense), net, and net interest expense.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Division profit	$104	$263
Less: Impairment and other (1)	39	6
Less: Corporate expense (2)	4	37
Income from operations	61	220
Interest expense, net	(1)	(5)
Other income / (expense), net (3)	(3)	(25)
Income before income taxes	$57	$190

(1)	See Note 4, Impairment and Other Charges for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other Income / (Expense), net.

4. Impairment and Other

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Transformation consulting	$19	$—
Impairment of long-lived assets and right-of-use assets	18	3
Reorganization costs	2	—
Acquisition and integration costs	—	2
Other	—	1
Total impairment and other	$39	$6

For the thirteen weeks ended April 29, 2023, we incurred $19 million of transformation consulting expense. We recorded impairment charges of $18 million, primarily accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and certain Foot Locker Asia stores. Additionally, we recorded reorganization costs of $2 million related to the announced closure of a North American distribution center and costs associated with the closure of the Sidestep banner and certain Foot Locker Asia stores.

First Quarter 2023 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Income / (Expense), net

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Pension and postretirement net benefit expense, excluding service cost	$(2)	$—
Share of losses related to minority investments	(1)	—
Minority investment in Retailors, Ltd.	—	(25)
Total other income / (expense), net	$(3)	$(25)

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	April 29,	April 30,
($ in millions)	2023	2022
Cash and cash equivalents	$313	$551
Restricted cash included in other current assets	13	8
Restricted cash included in other non-current assets	33	36
Cash, cash equivalents, and restricted cash	$359	$595

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	April 29,	April 30,	January 28,
($ in millions)	2023	2022	2023
Foreign currency translation adjustments	$(155)	$(151)	$(148)
Hedge contracts	(2)	1	(3)
Unrecognized pension cost and postretirement benefit	(239)	(234)	(241)
	$(396)	$(384)	$(392)

The changes in AOCL for the thirteen weeks ended April 29, 2023 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of January 28, 2023	$(148)	(3)	$(241)	$(392)

OCI before reclassification	(7)	3	—	(4)
Reclassification of hedges, net of tax	—	(2)	—	(2)
Amortization of pension actuarial loss, net of tax	—	—	2	2
Other comprehensive income	(7)	1	2	(4)
Balance as of April 29, 2023	$(155)	$(2)	$(239)	$(396)

First Quarter 2023 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accumulated Other Comprehensive Loss (continued)

Reclassifications from AOCL for the thirteen weeks ended April 29, 2023 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(2)
Income tax	—
Reclassification of hedges, net of tax	$(2)

Amortization of actuarial loss:
Pension benefits	$3
Income tax benefit	(1)
Amortization of actuarial loss, net of tax	$2
Total, net of tax	$—

8. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of April 29, 2023			As of April 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$—	$—	$—	$120	$—	$—
Available-for-sale security	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	2	—
Total assets	$—	$6	$—	$120	$8	$—
Liabilities
Contingent consideration	$—	$—	$4	$—	$—	$35
Foreign exchange forward contracts	—	1	—	—	—	—
Total liabilities	$—	$1	$4	$—	$—	$35

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

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	April 29, 2023	April 30, 2022
Carrying value (1)	$395	$394
Fair value	$339	$332

(1)	The carrying value of debt as of April 29, 2023 and April 30, 2022 included $5 million and $6 million of issuer’s discount and costs, respectively.

The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

First Quarter 2023 Form 10-Q Page 10

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

	Thirteen weeks ended
	April 29,	April 30,
(in millions, except per share data)	2023	2022
Net income attributable to Foot Locker, Inc.	$36	$133
Weighted-average common shares outstanding	93.7	96.1
Dilutive effect of potential common shares	1.4	1.1
Weighted-average common shares outstanding assuming dilution	95.1	97.2

Earnings per share - basic	$0.39	$1.38
Earnings per share - diluted	$0.38	$1.37

Anti-dilutive share-based awards excluded from diluted calculation	2.3	2.5

Performance stock units related to our long-term incentive programs of 0.9 million been excluded from diluted weighted-average shares for each of the periods ended April 29, 2023 and April 30, 2022. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

10. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income / (expense), net.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Service cost	$1	$4
Interest cost	6	5
Expected return on plan assets	(7)	(8)
Amortization of net loss	3	2
Net benefit expense	$3	$3

First Quarter 2023 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, were as follows:

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Options and employee stock purchase plan	$1	$1
Restricted stock units and performance stock units	1	6
Total share-based compensation expense	$2	$7

Tax benefit recognized	$—	$1

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the thirteen weeks ended April 29, 2023 and April 30, 2022.

	Stock Option Plans		Stock Purchase Plan
	April 29,	April 30,	April 29,	April 30,
	2023	2022	2023	2022
Weighted-average risk free rate of interest	3.5%	2.3%	2.2%	0.1%
Expected volatility	49%	50%	40%	40%
Weighted-average expected award life (in years)	5.4	5.5	1.0	1.0
Dividend yield	3.6%	3.9%	3.7%	1.8%
Weighted-average fair value	$14.09	$10.42	$7.16	$29.46

The information in the table below provides activity under our stock option plans for the thirteen weeks ended April 29, 2023.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,256		$47.85
Granted	294		39.08
Exercised	(151)		24.60
Expired or cancelled	(148)		36.71
Options outstanding at April 29, 2023	3,251	3.8	$48.64
Options exercisable at April 29, 2023	2,783	2.9	$50.48
Shares available for future grant at April 29, 2023 under the 2007 Stock Incentive Plan	888
Shares available for future grant at April 29, 2023 under the employment inducement award plan (1)	409

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

First Quarter 2023 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

The total fair value of options vested thirteen weeks ended April 29, 2023 and April 30, 2022 was $4 million for both periods. The cash received from option exercises during the thirteen weeks ended April 29, 2023 was $4 million, and the related tax benefits realized from option exercises were not significant. The cash received from option exercises during the thirteen weeks ended April 30, 2022 was $2 million, and the related tax benefits realized from option exercises were not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Exercised	$3	$—

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Outstanding	$15	$6
Outstanding and exercisable	$13	$4

As of April 29, 2023, there was $5 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.8 years.

The table below summarizes information about stock options outstanding and exercisable at April 29, 2023

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	855	5.2	$25.40	708	$23.82
$38.94 - $48.98	743	5.2	42.58	439	45.00
$53.61 - $58.94	482	3.3	56.73	465	56.84
$62.02 - $72.83	1,171	2.1	66.14	1,171	66.14
	3,251	3.8	$48.64	2,783	$50.48

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to officers and certain key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied. PSU awards granted in 2022 and 2023 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards.

First Quarter 2023 Form 10-Q Page 13

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

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

RSU and PSU activity for the thirteen weeks ended April 29, 2023 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,992		$37.58
Granted	741		39.69
Vested	(628)		34.12
Performance adjustment (1)	(600)
Forfeited	(99)		39.79
Nonvested at April 29, 2023	1,406	1.8	$40.80

Aggregate value ($ in millions)	$57

(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

The total value of RSU and PSU awards that vested during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $21 million and $5 million, respectively. As of April 29, 2023, there was $35 million of total unrecognized compensation cost related to nonvested awards.

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

First Quarter 2023 Form 10-Q Page 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Foot Locker, Inc. is a leading footwear and apparel retailer that unlocks the "inner sneakerhead" in all of us. We have a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through our portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

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

Store Count

At April 29, 2023, we operated 2,692 stores as compared with 2,714 and 2,815 stores at January 28, 2023 and April 30, 2022, respectively.

Franchise Operations

A total of 163 franchised stores were operating at April 29, 2023, as compared with 159 and 148 stores at January 28, 2023 and April 30, 2022, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Sales	$1,927	$2,175
Licensing revenue	4	3
Total revenue	1,931	2,178

Operating Results
Division profit	104	263
Less: Impairment and other (1)	39	6
Less: Corporate expense (2)	4	37
Income from operations	61	220
Interest expense, net	(1)	(5)
Other income / (expense), net (3)	(3)	(25)
Income before income taxes	$57	$190

(1)	See the Impairment and Other Charges section for further information.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other income / (expense), net includes non-operating items, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other income / (expense), net section for further information.

First Quarter 2023 Form 10-Q Page 15

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

	Thirteen weeks ended
	April 29,	April 30,
($ in millions, except per share amounts)	2023	2022
Pre-tax income:
Income before income taxes	$57	$190
Pre-tax amounts excluded from GAAP:
Impairment and other	39	6
Other income / expense, net	1	24
Adjusted income before income taxes (non-GAAP)	$97	$220

After-tax income:
Net income attributable to Foot Locker, Inc.	$36	$133
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $6, and $2 million, respectively	33	4
Other income / expense, net of income tax benefit/(expense) of $-, and $6 million, respectively	1	18
Tax reserves benefit	(4)	—
Adjusted net income (non-GAAP)	$66	$155

Earnings per share:
Diluted earnings per share	$0.38	$1.37
Diluted EPS amounts excluded from GAAP:
Impairment and other	0.36	0.05
Other income / expense, net	—	0.18
Tax reserves benefit	(0.04)	—
Adjusted diluted earnings per share (non-GAAP)	$0.70	$1.60

During the thirteen weeks ended April 29, 2023, we recorded pre-tax charges of $39 million and $6 million, respectively, classified as Impairment and Other. See the Impairment and Other Charges section for further information.

First Quarter 2023 Form 10-Q Page 16

The adjustments made to other income / (expense), net reflected gains or losses associated with our minority investments. See the Other Income / (Expense), net section for further information.

During the thirteen weeks ended April 29, 2023, we recorded a $4 million benefit related to an income tax reserves release from a statute of limitations expiration.

Segment Reporting and Results of Operations

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Champs Sports, Kids Foot Locker, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker, Sidestep, and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia, New Zealand, and Asia, as well as atmos, which operates primarily in Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

As reported in our Annual Report on Form 10-K, we announced the closure of the Sidestep banner and the wind down of our stores operating in Hong Kong and Macau. We currently expect to wind down the majority of operations by the end of the second quarter. Additionally during the second quarter, we will be transitioning our Singapore and Malaysian business to a licensed store model.

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after the 15th month of operations. Accordingly, WSS comparable-store sales are included in the first quarter of 2023, while sales from the atmos banner only include two months in the computation of comparable-store sales.

For the thirteen weeks ended April 29, 2023, total sales decreased by $248 million, or 11.4%, to $1,927 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $217 million, or 10.0%, for the thirteen weeks ended April 29, 2023. The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Store sales	$1,613	$1,776
$ Change	$(163)
% Change	(9.2)%
% of total sales	83.7%	81.7%
Comparable sales (decrease) / increase	(7.4)%	7.9%
Direct-to-customers sales	$314	$399
$ Change	$(85)
% Change	(21.3)%
% of total sales	16.3%	18.3%
Comparable sales decrease	(16.8)%	(29.0)%
Total sales	$1,927	$2,175
$ Change	$(248)
% Change	(11.4)%
Comparable sales decrease	(9.1)%	(1.9)%

First Quarter 2023 Form 10-Q Page 17

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen weeks ended April 29, 2023 as compared with the corresponding prior-year period.

	Thirteen weeks ended
	Constant Currencies	Comparable Sales
Foot Locker	(7.2)%	(5.5)%
Champs Sports	(27.3)%	(24.6)%
Kids Foot Locker	(7.2)%	(7.7)%
WSS	8.7%	(3.4)%
Other	n.m.	n.m.
North America	(14.5)%	(12.8)%
Foot Locker	3.7%	2.1%
Sidestep	(41.7)%	(37.8)%
EMEA	1.0%	(0.1)%
Foot Locker	12.9%	11.2%
atmos	6.1%	2.7%
Asia Pacific	10.6%	8.9%
Total Foot Locker, Inc.	(10.0)%	(9.1)%

Comparable sales decreased both in our stores and in our direct-to-customer channels this quarter due to changing vendor mix, coupled with macroeconomic headwinds, including inflation and lower income tax refunds in the United States. In addition, North America sales were negatively affected by the closure of Eastbay business, which ceased operating in late 2022. Eastbay's sales primarily represent the other category in the above table, and excluding those sales the decline would have been 11.6% on a constant currency basis. Additionally, we are repositioning the Champs Sports banner to serve the active athlete, which is resulting in expected comparable sales declines due to the transition. Within EMEA, sales for the Foot Locker banners increased, led by our operations in Italy, Spain, and France as tourism has increased as compared with last year. Within Asia Pacific, sales for the Foot Locker banner increased across many of the regions that we operate, led by Australia, New Zealand, and South Korea. As previously announced, we are in the process of closing our operations in Hong Kong and Macau and converting our business in Singapore and Malaysia to a licensing arrangement. Our sales from our atmos banner increased by 2.7% on a comparable basis, this banner was affected negatively by the lack of certain key styles from Adidas that were available in the marketplace last year.

From a product perspective for the combined channels, the sales decline in the quarter was across all categories of footwear, apparel and accessories.

Gross Margin

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Gross margin rate	30.0%	34.0%
Basis point decrease in the gross margin rate	(400)
Components of the change:
Merchandise margin rate decline	(250)
Occupancy and buyers’ compensation expense rate	(150)

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

First Quarter 2023 Form 10-Q Page 18

The gross margin rate decreased to 30.0% for the thirteen weeks ended April 29, 2023, as compared with the corresponding prior-year period, reflecting a 250-basis point decrease in the merchandise margin rate, and a 150-basis point deleverage in the occupancy and buyers' compensation rate. The decline in merchandise margin rate reflected higher markdowns versus last year, higher costs of merchandise and increased shrink. The deleverage in the occupancy and buyers' compensation rate was primarily related to the fixed nature of these costs coupled with the decline in sales.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
SG&A	$431	$463
$ Change	$(32)
% Change	(6.9)%
SG&A as a percentage of sales	22.4%	21.3%

SG&A decreased by $32 million, or $25 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended April 29, 2023, as compared with the corresponding prior-year period. As a percentage of sales, SG&A increased by 110 basis points for the thirteen weeks ended April 29, 2023, driven primarily by deleverage from the decline in sales, coupled with pressures from inflation and investments in store wages. Partially offsetting these increases was lower incentive compensation due to the Company's underperformance relative to targets and savings from our cost optimization program.

Depreciation and Amortization

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Depreciation and amortization	$51	$54
$ Change	$(3)
% Change	(5.6)%

Depreciation and amortization expense decreased by $3 million for the thirteen weeks ended April 29, 2023, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, depreciation and amortization decreased by $2 million for the thirteen weeks ended April 29, 2023, primarily related to operating fewer stores and the effect from impairments recorded in the prior year.

Impairment and Other Charges

During the first quarter of 2023, we incurred $19 million of transformation consulting expense, $18 million of impairment charges related to accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and certain Foot Locker Asia stores, and $2 million of reorganization costs related to the closure of a North American Distribution center and costs associated with the closure of the Sidestep banner and certain Foot Locker Asia stores. In the corresponding prior-year period, we recorded impairment charges of $3 million related to long-lived assets and right-of-use assets as well as accelerated tenancy charges, $2 million of acquisition and integration costs related to WSS and atmos acquisitions, and $1 million of other expenses.

Corporate Expense

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Corporate expense	$4	$37
$ Change	$(33)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

First Quarter 2023 Form 10-Q Page 19

Corporate expense decreased by $33 million for the thirteen weeks ended April 29, 2023, as compared with the corresponding prior-year period. Depreciation and amortization included in corporate expense was $9 million for each of the thirteen weeks ended April 29, 2023 and April 30, 2022. Corporate expense decreased primarily due to an increase in the allocation of corporate expense to the banners in 2023 and lower incentive compensation, partially offset by our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Division profit	$104	$263
Division profit margin	5.4%	12.1%

Division profit margin as a percentage of sales decreased to 5.4% for the thirteen weeks ended April 29, 2023, with both sales channels experiencing declines in sales and gross margin and deleveraging expenses.

Interest Expense, Net

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Interest expense	$(5)	$(6)
Interest income	4	1
Interest (expense) income, net	$(1)	$(5)

We recorded $1 million of net interest expense for the thirteen weeks ended April 29, 2023, as compared with net interest expense of $5 million for the corresponding prior-year period. Interest expense decreased primarily due to an increase in interest income earned on our cash and cash equivalents related to higher interest rates and income from our cross-currency swap.

Other Income / (Expense), Net

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Other income / (expense), net	$(3)	$(25)

This caption includes non-operating items, including changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit / (expense) related to our pension and postretirement programs excluding the service cost component.

The thirteen weeks ended April 29, 2023 reflected expense of $2 million related to our pension and postretirement programs, and a $1 million loss on our equity method investments. Other income / (expense) for the corresponding prior-year period primarily represented a decrease in the fair value of our former investment in Retailors, Ltd. resulting in a non-cash loss of $25 million.

First Quarter 2023 Form 10-Q Page 20

Income Taxes

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Provision for income taxes	$21	$58
Effective tax rate	36.3%	30.3%

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

During the thirteen weeks ended April 29, 2023, we recorded a $4 million reserve release from a statute of limitations expiration on our foreign income taxes. Excluding this item, and other insignificant reserve releases due to settlements of international tax examinations, the effective tax rate for the current year period increased, as compared with the corresponding prior-year period, primarily due to the decline in income before tax and a change in geographic mix of earnings.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of April 29, 2023, approximately $1,103 million remained available under our current $1.2 billion share repurchase program.

Our full-year capital spending is expected to be $275 million. The forecast includes $210 million related to the remodeling or relocation of approximately 170 existing stores and the opening of approximately 90 new stores, including 25 WSS stores. Additionally, we expect to spend $65 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. We also expect to spend an additional $30 million in software-as-a-service contracts related to our technology initiatives.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix, retail locations and websites, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, the effects of currency fluctuations, as well as other factors listed under the headings “Disclosure Regarding Forward-Looking Statements,” and “Risk Factors” could affect our ability to continue to fund our needs from business operations.

First Quarter 2023 Form 10-Q Page 21

Operating Activities

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Net cash used in operating activities	$(118)	$(21)
$ Change	$(97)

Operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment charges, other charges, fair value adjustments to minority investments, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities reflected lower net income, partially offset by timing of merchandise purchases and payments of accounts payable and accrued and other liabilities, as compared with the same period last year. The prior-year merchandise purchases were affected by the supply chain disruptions that occurred in the preceding year.

Investing Activities

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Net cash used in investing activities	$(59)	$(105)
$ Change	$46

The change in investing activities primarily reflected lower capital expenditures in the current year, as compared with the prior-year period, as several large projects related to 2021 were paid in the first quarter of 2022.

For the thirteen weeks ended April 29, 2023, capital expenditures decreased by $36 million to $59 million, as compared with the corresponding prior-year period.

Financing Activities

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Net cash used in financing activities	$(46)	$(128)
$ Change	$82

Cash used in financing activities was primarily related to our return to shareholders initiatives as follows:

	Thirteen weeks ended
	April 29,	April 30,
($ in millions)	2023	2022
Share repurchases	$—	$(89)
Dividends paid on common stock	(38)	(38)
Total returned to shareholders	$(38)	$(127)

During the thirteen weeks ended April 29, 2023, we did not repurchase any shares under our share repurchase program, whereas in the prior year we spent $89 million to repurchase shares. We declared and paid $38 million in dividends representing a quarterly rate of $0.40 per share in both 2023 and 2022. We paid $10 million and $1 million during the first quarters of 2023 and 2022, respectively, to satisfy tax withholding obligations related to vesting of share-based equity awards.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the 2022 Form 10‑K.

First Quarter 2023 Form 10-Q Page 22

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary risk exposures or management of market risks from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk within the 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our CEO and CFO concluded that as of April 29, 2023, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control over financial reporting related to certain ineffective general information technology controls over logical access and change management at our WSS business, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 28, 2023. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended January 28, 2023.

Remediation

Management is in the process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We believe that these actions will remediate the material weaknesses. Management began to implement certain of these remedial steps during the first quarter of 2023. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended April 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2023 Form 10-Q Page 23

Limitations on Effectiveness of Controls and Procedures

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K filed with the SEC on March 27, 2023 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended April 29, 2023.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program	Program
January 29 to February 25, 2023	—	$—	—	$1,103,814,042
February 26 to April 1, 2023	239,806	37.99	—	1,103,814,042
April 2 to April 29, 2023	19,575	39.85	—	1,103,814,042
	259,381	$38.13	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit and performance-based awards, which vested during the quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

First Quarter 2023 Form 10-Q Page 24

Item 6. Exhibits

Exhibit No.	Description
10.1 †	Amendment No. 3 to Credit Agreement, dated as of April 21, 2023, among Foot Locker, Inc., a New York corporation, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative and collateral agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2023 filed on April 25, 2023).
10.2 †	Foot Locker 2007 Stock Incentive Plan (Amended and Restated as of March 22, 2023) (incorporated herein by reference to Exhibit 10.1 on Form S-8 (Registration No. 333-272007), filed on May 17, 2023 (the "2023 Form S-8")).
10.3 †	2023 Foot Locker Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 on the 2023 Form S-8).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile).

†  Management contract or compensatory plan or arrangement

*   Filed herewith

**  Furnished herewith

First Quarter 2023 Form 10-Q Page 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2023	FOOT LOCKER, INC.

/s/ Robert Higginbotham
ROBERT HIGGINBOTHAM
Senior Vice President and Interim Chief Financial Officer

First Quarter 2023 Form 10-Q Page 26