Form 10-Q
period 2023-07-29
FOOT LOCKER, INC.
filed 2023-09-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 29, 2023

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

Number of shares of Common Stock outstanding as of August 25, 2023: 94,159,150

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return merchandise; our ability to fund our planned capital investments; a recession, volatility in the financial markets, and other global economic factors, including inflation; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; our ability to access the credit markets at competitive terms; borrowing capacity under our credit facility; repatriation of cash to the United States; supply chain issues; labor shortages and wage pressures; consumer spending levels; the effect of certain governmental assistance programs; expectations regarding increasing global taxes; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation against us or judicial decisions that affect us or our industry generally; the effects of weather; climate change; ESG risks; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 29,	July 30,	January 28,
($ in millions, except share amounts)	2023	2022	2023*
ASSETS

Current assets:
Cash and cash equivalents	$180	$386	$536
Merchandise inventories	1,831	1,644	1,643
Other current assets	360	285	342
	2,371	2,315	2,521
Property and equipment, net	898	899	920
Operating lease right-of-use assets	2,266	2,526	2,443
Deferred taxes	94	74	90
Goodwill	774	773	785
Other intangible assets, net	415	432	426
Minority investments	629	736	630
Other assets	89	113	92
	$7,536	$7,868	$7,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$514	$596	$492
Accrued and other liabilities	419	435	568
Current portion of debt and obligations under finance leases	6	6	6
Current portion of lease obligations	513	548	544
	1,452	1,585	1,610
Long-term debt and obligations under finance leases	444	449	446
Long-term lease obligations	2,071	2,287	2,230
Other liabilities	322	330	328
Total liabilities	4,289	4,651	4,614
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 94,253,029; 99,319,014; and 93,396,901 shares issued, respectively	767	788	760
Retained earnings	2,881	3,051	2,925
Accumulated other comprehensive loss	(397)	(416)	(392)
Less: Treasury stock at cost: 98,990; 6,018,197; and 1,489 shares, respectively	(4)	(213)	—
Noncontrolling interest	—	7	—
Total shareholders' equity	3,247	3,217	3,293
	$7,536	$7,868	$7,907

*

The balance sheet at January 28, 2023 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2023 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions, except per share amounts)	2023	2022	2023	2022
Sales	$1,861	$2,065	$3,788	$4,240
Licensing revenue	3	3	7	6
Total revenue	1,864	2,068	3,795	4,246

Cost of sales	1,357	1,411	2,706	2,846
Selling, general and administrative expenses	442	452	873	915
Depreciation and amortization	50	51	101	105
Impairment and other	14	12	53	18
Income from operations	1	142	62	362

Interest expense, net	(4)	(5)	(5)	(10)
Other income / (expense), net	—	6	(3)	(19)
Income / (loss) before income taxes	(3)	143	54	333
Income tax expense	2	49	23	107
Net income / (loss)	(5)	94	31	226
Net loss attributable to noncontrolling interests	—	—	—	1
Net income / (loss) attributable to Foot Locker, Inc.	$(5)	$94	$31	$227

Basic earnings / (loss) per share	$(0.05)	$1.00	$0.33	$2.39
Weighted-average shares outstanding	94.2	94.1	94.0	95.1

Diluted earnings / (loss) per share	$(0.05)	$0.99	$0.33	$2.36
Weighted-average shares outstanding, assuming dilution	94.2	95.1	95.0	96.1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2023 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Net income / (loss) attributable to Foot Locker, Inc.	$(5)	$94	$31	$227
Other comprehensive income / (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $-, $-, $-, and $1, respectively	—	(31)	(7)	(75)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $1, $-, $1, and $-, respectively	(3)	(3)	(2)	(2)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $-, $-, $1, and $1, respectively	2	2	4	4
Comprehensive income / (loss)	$(6)	$62	$26	$154

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2023 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at April 29, 2023	94,176	$766	(261)	$(10)	$2,923	$(396)	$—	$3,283
Restricted stock issued	25	—						—
Issued under director and stock plans	52	2						2
Share-based compensation expense		2						2
Shares of common stock used to satisfy tax withholding obligations			(5)	—				—
Reissued for Employee Stock Purchase Plan		(3)	167	6				3
Net income / (loss)					(5)			(5)
Cash dividends on common stock ($0.40 per share)					(37)			(37)
Translation adjustment, net of tax						—		—
Change in cash flow hedges, net of tax						(3)		(3)
Pension and postretirement adjustments, net of tax						2		2
Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$—	$3,247

Balance at April 30, 2022	99,233	$779	(4,732)	$(178)	$2,995	$(384)	$3	$3,215
Restricted stock issued	23	—						—
Issued under director and stock plans	63	2						2
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(6)	—				—
Share repurchases			(1,400)	(40)				(40)
Reissued for Employee Stock Purchase Plan		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					94			94
Cash dividends on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(31)		(31)
Change in hedges, net of tax						(3)		(3)
Pension and postretirement adjustments, net of tax						2		2
Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Twenty-six weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293
Restricted stock issued	653	—						—
Issued under director and stock plans	203	6						6
Share-based compensation expense		4						4
Shares of common stock used to satisfy tax withholding obligations			(265)	(10)				(10)
Reissued for Employee Stock Purchase Plan		(3)	167	6				3
Net income					31			31
Cash dividends on common stock ($0.80 per share)					(75)			(75)
Translation adjustment, net of tax						(7)		(7)
Change in hedges, net of tax						(2)		(2)
Pension and postretirement adjustments, net of tax					—	4		4
Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$—	$3,247

Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	111							—
Issued under director and stock plans	137	4						4
Share-based compensation expense		16						16
Shares of common stock used to satisfy tax withholding obligations			(38)	(1)				(1)
Share repurchases			(4,050)	(129)				(129)
Reissued for Employee Stock Purchase Plan		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					227		(1)	226
Cash dividends on common stock ($0.80 per share)					(76)			(76)
Translation adjustment, net of tax						(75)		(75)
Change in hedges, net of tax						(2)		(2)
Pension and postretirement adjustments, net of tax						4		4
Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2023 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six weeks ended
	July 29,	July 30,
($ in millions)	2023	2022
From operating activities:
Net income	$31	$226
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	21	5
Fair value adjustments to minority investments	—	38
Depreciation and amortization	101	105
Deferred income taxes	(3)	8
Share-based compensation expense	4	16
Gain on sales of businesses	(2)	(18)
Change in assets and liabilities:
Merchandise inventories	(194)	(413)
Accounts payable	23	10
Accrued and other liabilities	(97)	(69)
Other, net	(68)	(10)
Net cash used in operating activities	(184)	(102)
From investing activities:
Capital expenditures	(105)	(156)
Purchase of business, net of cash acquired	—	(12)
Minority investments	(1)	(4)
Proceeds from sales of businesses	10	47
Proceeds from minority investments	—	12
Net cash used in investing activities	(96)	(113)
From financing activities:
Dividends paid on common stock	(75)	(76)
Purchase of treasury shares	—	(129)
Payment of obligations under finance leases	(3)	(3)
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(1)
Treasury stock reissued under employee stock plan	3	3
Proceeds from exercise of stock options	5	3
Contribution from non-controlling interest	—	4
Net cash used in financing activities	(80)	(199)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	3	(5)
Net change in cash, cash equivalents, and restricted cash	(357)	(419)
Cash, cash equivalents, and restricted cash at beginning of year	582	850
Cash, cash equivalents, and restricted cash at end of period	$225	$431

Supplemental information:
Interest paid	$9	$8
Income taxes paid	75	103
Cash paid for amounts included in measurement of operating lease liabilities	344	354
Cash paid for amounts included in measurement of finance lease liabilities	4	4
Right-of-use assets obtained in exchange for operating lease obligations	89	277
Assets obtained in exchange for finance lease obligations	—	1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Second Quarter 2023 Form 10-Q Page 5

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

Basis of Presentation

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results expected for the year. Additionally, the results of operations for the period ended  July 29, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of the year. Fiscal year 2023 will include the 53-week period that ends on February 3, 2024.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Sales by Channel
Stores	$1,572	$1,716	$3,185	$3,492
Direct-to-customers	289	349	603	748
Total sales	1,861	2,065	3,788	4,240
Licensing revenue	3	3	7	6
Total revenue	$1,864	$2,068	$3,795	$4,246

Second Quarter 2023 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Revenue by Geography
United States	$1,177	$1,386	$2,464	$2,930
International	687	682	1,331	1,316
Total revenue	$1,864	$2,068	$3,795	$4,246

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Foot Locker	$704	$752	$1,448	$1,559
Champs Sports	293	406	621	860
Kids Foot Locker	146	155	313	335
WSS	145	138	295	276
Other (1)	—	37	—	90
North America	1,288	1,488	2,677	3,120
Foot Locker (2)	416	404	795	781
Sidestep	12	25	26	49
EMEA	428	429	821	830
Foot Locker	102	100	200	193
atmos	43	48	90	97
Asia Pacific	145	148	290	290
Total sales	$1,861	$2,065	$3,788	$4,240

(1)	Other includes sales from banners that we no longer operate and primarily represented Eastbay in the prior-year period.
(2)	Includes sales from 14 and 15 Kids Foot Locker stores operating in Europe for July 29, 2023 and July 30, 2022, respectively.

Contract Liabilities

We sell gift cards, which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	July 29,	July 30,
($ in millions)	2023	2022
Gift card liability at beginning of year	$36	$46
Redemptions	(138)	(120)
Breakage recognized in sales	(9)	(8)
Activations	133	115
Foreign currency fluctuations	—	(1)
Gift card liability	$22	$32

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

Second Quarter 2023 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other income / (expense), net, and net interest expense.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Division profit	$21	$187	$125	$450
Less: Impairment and other (1)	14	12	53	18
Less: Corporate expense (2)	6	33	10	70
Income from operations	1	142	62	362
Interest expense, net	(4)	(5)	(5)	(10)
Other income / (expense), net (3)	—	6	(3)	(19)
Income / (loss) before income taxes	$(3)	$143	$54	$333

(1)	See Note 4, Impairment and Other Charges for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other Income / (Expense), net.

4. Impairment and Other

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Transformation consulting	$7	$9	$26	$10
Impairment of long-lived assets and right-of-use assets	3	2	21	5
Reorganization costs	3	—	5	—
Acquisition and integration costs	—	1	—	3
Other	1	—	1	—
Total impairment and other	$14	$12	$53	$18

For the thirteen and twenty-six weeks ended July 29, 2023, we incurred $7 million and $26 million of transformation consulting expense, respectively. We recorded impairment charges of $3 million and $21 million, respectively, of primarily accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and certain Foot Locker Asia stores. Additionally, we recorded reorganization costs of $3 million and $5 million, respectively, related to the announced closure of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center.

Second Quarter 2023 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Income / (Expense), net

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Pension and postretirement net benefit expense, excluding service cost	$(2)	$—	$(4)	$—
Foot Locker Singapore and Malaysia divestiture	2	—	2	—
Share of earnings / (losses) related to minority investments	—	1	(1)	1
Team Sales divestiture	—	18	—	18
Minority investment in Retailors, Ltd.	—	(13)	—	(37)
Other	—	—	—	(1)
Total other income / (expense), net	$—	$6	$(3)	$(19)

Effective July 1, 2023, the Company sold its Foot Locker Singapore and Malaysia businesses, consisting primarily of inventory and fixed assets. We received proceeds of $10 million (net of cash of $8 million), resulting in a gain of $2 million, subject to the finalization of net working capital.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	July 29,	July 30,
($ in millions)	2023	2022
Cash and cash equivalents	$180	$386
Restricted cash included in other current assets	13	7
Restricted cash included in other non-current assets	32	38
Cash, cash equivalents, and restricted cash	$225	$431

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	July 29,	July 30,	January 28,
($ in millions)	2023	2022	2023
Foreign currency translation adjustments	$(155)	$(182)	$(148)
Hedge contracts	(5)	(2)	(3)
Unrecognized pension cost and postretirement benefit	(237)	(232)	(241)
	$(397)	$(416)	$(392)

Second Quarter 2023 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accumulated Other Comprehensive Loss (continued)

The changes in AOCL for the twenty-six weeks ended July 29, 2023 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of January 28, 2023	$(148)	(3)	$(241)	$(392)

OCI before reclassification	(7)	4	—	(3)
Reclassification of hedges, net of tax	—	(6)	—	(6)
Amortization of pension actuarial loss, net of tax	—	—	4	4
Other comprehensive income / (loss)	(7)	(2)	4	(5)
Balance as of July 29, 2023	$(155)	$(5)	$(237)	$(397)

Reclassifications from AOCL for the twenty-six weeks ended July 29, 2023 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(6)
Income tax	—
Reclassification of hedges, net of tax	$(6)

Amortization of actuarial loss:
Pension benefits	$6
Income tax benefit	(2)
Amortization of actuarial loss, net of tax	$4
Total, net of tax	$(2)

8. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of July 29, 2023			As of July 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$—	$—	$—	$107	$—	$—
Available-for-sale security	—	6	—	—	6	—
Foreign exchange forward contracts	—	—	—	—	1	—
Cross-currency swap contract	—	2	—	—	1	—
Total assets	$—	$8	$—	$107	$8	$—
Liabilities
Contingent consideration	$—	$—	$4	$—	$—	$35
Foreign exchange forward contracts	—	2	—	—	—	—
Total liabilities	$—	$2	$4	$—	$—	$35

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Second Quarter 2023 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements (continued)

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	July 29, 2023	July 30, 2022
Carrying value (1)	$395	$394
Fair value	$312	$313

(1)	The carrying value of debt as of July 29, 2023 and July 30, 2022 included $5 million and $6 million of issuer’s discount and costs, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income / (loss) attributable to Foot Locker, Inc.	$(5)	$94	$31	$227
Weighted-average common shares outstanding	94.2	94.1	94.0	95.1
Dilutive effect of potential common shares	—	1.0	1.0	1.0
Weighted-average common shares outstanding assuming dilution	94.2	95.1	95.0	96.1

Earnings / (loss) per share - basic	$(0.05)	$1.00	$0.33	$2.39
Earnings / (loss) per share - diluted	$(0.05)	$0.99	$0.33	$2.36

Anti-dilutive share-based awards excluded from diluted calculation	2.7	2.8	2.4	2.7

Performance stock units related to our long-term incentive programs of 0.8 million been excluded from diluted weighted-average shares for each of the periods ended July 29, 2023 and July 30, 2022. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

10. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income / (expense), net.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Service cost	$2	$3	$3	$7
Interest cost	7	5	13	10
Expected return on plan assets	(8)	(7)	(15)	(15)
Amortization of net loss	3	3	6	5
Net benefit expense	$4	$4	$7	$7

Second Quarter 2023 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Options and employee stock purchase plan	$1	$2	$2	$3
Restricted stock units and performance stock units	1	7	2	13
Total share-based compensation expense	$2	$9	$4	$16

Tax benefit recognized	$1	$1	$1	$2

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the twenty-six weeks ended July 29, 2023 and July 30, 2022.

	Stock Option Plans		Stock Purchase Plan
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Weighted-average risk free rate of interest	3.6%	2.3%	3.1%	0.4%
Expected volatility	49%	48%	40%	40%
Weighted-average expected award life (in years)	5.4	5.3	1.0	1.0
Dividend yield	3.7%	3.7%	4.6%	2.0%
Weighted-average fair value	$13.53	$10.50	$5.42	$23.47

The table below provides activity under our stock option plans for the twenty-six weeks ended July 29, 2023.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,256		$47.85
Granted	341		37.72
Exercised	(188)		24.02
Expired or cancelled	(214)		38.78
Options outstanding at July 29, 2023	3,195	3.5	$48.77
Options exercisable at July 29, 2023	2,710	2.5	$50.89
Shares available for future grant at July 29, 2023 under the 2007 Stock Incentive Plan (1)	11,202
Shares available for future grant at July 29, 2023 under the employment inducement award plan (2)	409

(1)

On May 17, 2023, the Company's shareholders approved the amended and restated 2007 Stock Incentive Plan, which increased shares available for grant by 10,300,000. There were no other significant modifications to the plan.

(2)	On August 24, 2022, the Company granted options and other awards to its new President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and do not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

Second Quarter 2023 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

The total fair value of options vested for the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $4 million for both periods. The cash received from option exercises during the thirteen and twenty-six weeks ended July 29, 2023 was $1 million and $5 million, respectively, and the related tax benefits realized from option exercises were not significant. The cash received from option exercises during the thirteen and twenty-six weeks ended July 30, 2022 were $1 million and $3 million, respectively, and the related tax benefits realized from option exercises were not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Exercised	$—	$—	$3	$—

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	July 29,	July 30,
($ in millions)	2023	2022
Outstanding	$2	$5
Outstanding and exercisable	$2	$3

As of July 29, 2023, there was $4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.7 years.

The table below summarizes information about stock options outstanding and exercisable at July 29, 2023

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $36.51	832	5.0	$25.48	665	$23.89
$38.94 - $48.98	732	5.0	42.53	428	44.97
$53.61 - $58.94	465	2.9	56.73	452	56.82
$62.02 - $72.83	1,166	1.9	66.16	1,165	66.16
	3,195	3.5	$48.77	2,710	$50.89

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

Second Quarter 2023 Form 10-Q Page 13

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

RSU and PSU activity for the twenty-six weeks ended July 29, 2023 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,992		$37.58
Granted	1,020		38.24
Vested	(665)		33.87
Performance adjustment (1)	(757)
Forfeited	(155)		40.10
Nonvested at July 29, 2023	1,435	1.7	$40.91

Aggregate value ($ in millions)	$59

(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

The total value of RSU and PSU awards that vested during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $23 million and $6 million, respectively. As of July 29, 2023, there was $31 million of total unrecognized compensation cost related to nonvested awards.

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

Second Quarter 2023 Form 10-Q Page 14

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

Store Count

At July 29, 2023, we operated 2,599 stores as compared with 2,714 and 2,799 stores at January 28, 2023 and July 30, 2022, respectively.

Franchise Operations

A total of 184 franchised stores were operating at July 29, 2023, as compared with 159 and 148 stores at January 28, 2023 and July 30, 2022, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Sales	$1,861	$2,065	$3,788	$4,240
Licensing revenue	3	3	7	6
Total revenue	$1,864	$2,068	$3,795	$4,246

Operating Results
Division profit	$21	$187	$125	$450
Less: Impairment and other (1)	14	12	53	18
Less: Corporate expense (2)	6	33	10	70
Income from operations	1	142	62	362
Interest expense, net	(4)	(5)	(5)	(10)
Other income / (expense), net (3)	—	6	(3)	(19)
Income / (loss) before income taxes	$(3)	$143	$54	$333

(1)	See the Impairment and Other Charges section for further information.
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

Second Quarter 2023 Form 10-Q Page 15

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions, except per share amounts)	2023	2022	2023	2022
Pre-tax income:
Income before income taxes	$(3)	$143	$54	$333
Pre-tax amounts excluded from GAAP:
Impairment and other	14	12	53	18
Other income / expense, net	(2)	(6)	(1)	18
Adjusted income before income taxes (non-GAAP)	$9	$149	$106	$369

After-tax income:
Net income / (loss) attributable to Foot Locker, Inc.	$(5)	$94	$31	$227
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $3, $3, $9, and $5 million, respectively	11	9	44	13
Other income / expense, net of income tax benefit/(expense) of $-, $(3), $-, and $3 million, respectively	(2)	(3)	(1)	15
Tax reserves benefit / charge	—	5	(4)	5
Adjusted net income (non-GAAP)	$4	$105	$70	$260

Earnings per share:
Diluted earnings per share	$(0.05)	$0.99	$0.33	$2.36
Diluted EPS amounts excluded from GAAP:
Impairment and other	0.12	0.09	0.47	0.14
Other income / expense, net	(0.03)	(0.03)	(0.02)	0.16
Tax reserves benefit / charge	—	0.05	(0.04)	0.05
Adjusted diluted earnings per share (non-GAAP)	$0.04	$1.10	$0.74	$2.71

During the thirteen and twenty-six weeks ended July 29, 2023, we recorded pre-tax charges of $14 million and $53 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

Second Quarter 2023 Form 10-Q Page 16

The adjustments made to other income / (expense), net primarily reflected gains or losses associated with our minority investments and gains on sales of businesses. See the Other Income / (Expense), net section for further information.

During the twenty-six weeks ended July 29, 2023, we recorded a $4 million benefit related to an income tax reserves release from a statute of limitations expiration.

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

As reported in our Annual Report on Form 10-K, we planned to close our Sidestep banner and certain stores operating in Asia. During the second quarter of 2023 we substantially closed the Sidestep banner and the stores operating in Hong Kong and Macau. Additionally during the second quarter, we sold our Singapore and Malaysian business to our license partner. Our license partner will operate those stores under a licensing agreement.

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

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after the 15th month of operations. Accordingly, both WSS and atmos are included in the computation.

For the thirteen weeks ended July 29, 2023, total sales decreased by $204 million, or 9.9%, to $1,861 million, as compared with the corresponding prior-year period. For the twenty-six weeks ended July 29, 2023, total sales decreased by $452 million, or 10.7%, to $3,788 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $209 million, or 10.2%, for the thirteen weeks ended July 29, 2023, and decreased by $426 million, or 10.0%, for the twenty-six weeks ended July 29, 2023. The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Store sales	$1,572	$1,716	$3,185	$3,492
$ Change	(144)		(307)
% Change	(8.4)		(8.8)
% of total sales	84.5	83.1	84.1	82.4
% Comparable sales (decrease) / increase	(8.6)	(6.0)	(8.0)	0.5

Direct-to-customers sales	289	349	603	748
$ Change	(60)		(145)
% Change	(17.2)		(19.4)
% of total sales	15.5	16.9	15.9	17.6
% Comparable sales decrease	(13.1)	(26.7)	(14.8)	(28.3)

Total sales	$1,861	$2,065	$3,788	$4,240
$ Change	(204)		(452)
% Change	(9.9)		(10.7)
% Comparable sales decrease	(9.4)	(10.3)	(9.2)	(6.2)

Second Quarter 2023 Form 10-Q Page 17

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen and twenty-six weeks ended July 29, 2023 as compared with the corresponding prior-year period.

	Thirteen weeks ended		Twenty-six weeks ended
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
Foot Locker	(5.9)%	(4.6)%	(6.5)%	(5.0)%
Champs Sports	(27.6)%	(25.3)%	(27.4)%	(24.9)%
Kids Foot Locker	(5.8)%	(4.7)%	(6.6)%	(6.3)%
WSS	5.1%	(7.9)%	6.9%	(5.6)%
Other (1)	(100.0)%	n.m.	(100.0)%	n.m.
North America	(13.1)%	(12.4)%	(13.8)%	(12.6)%
Foot Locker (2)	0.2%	(1.1)%	1.9%	0.5%
Sidestep	(56.0)%	(34.7)%	(49.0)%	(36.6)%
EMEA	(3.0)%	(2.3)%	(1.1)%	(1.2)%
Foot Locker	4.0%	5.7%	8.3%	8.5%
atmos	(12.5)%	(10.0)%	(3.1)%	(1.8)%
Asia Pacific	(1.4)%	0.4%	4.5%	5.3%
Total sales	(10.2)%	(9.4)%	(10.0)%	(9.2)%

(1)	Other includes sales from banners that we no longer operate and primarily represented Eastbay in the prior-year period.
(2)	Includes sales from 14 and 15 Kids Foot Locker stores operating in Europe for July 29, 2023 and July 30, 2022, respectively.

From a product perspective for the combined channels, the sales declines in the quarter and year-to-date were across all categories of footwear, apparel and accessories.

Comparable sales decreased both in our stores and in our direct-to-customer channels this quarter and for the year to date due to ongoing macroeconomic headwinds, which affected customer traffic and conversion, as well as changing vendor mix coupled with our repositioning of the Champs Sports banner. We are repositioning the Champs Sports banner to serve the active athlete, which resulted in expected comparable sales declines due to the transition. In addition, North America sales were negatively affected by the closure of Eastbay business, which ceased operating in late 2022. Eastbay's sales primarily represent the other category in the above table, and excluding those sales the decline would have been 10.7% and 10.9%, on a constant currency basis, for the quarter and year-to-date period of 2023, respectively. Within EMEA, constant currency sales for the Foot Locker banners increased, led by our operations in France and Italy as tourism has increased as compared with last year, partially offsetting this was the decline in sales in our Sidestep banner due to the planned closure. For our Asia Pacific operating segment, for both the quarter and the year-to-date period, sales increased in our operations in Australia and South Korea, while our sales in New Zealand were relatively flat. As previously announced, we have closed our operations in Hong Kong and Macau, which negatively affected sales. During the second quarter, we sold our businesses operating in Singapore and Malaysia to our licensing partner. Our sales of our atmos banner decreased by 10.0% and 1.8% on a comparable basis, for the quarter and year-to-date period, respectively, as this banner was affected negatively by the lack of certain key styles from adidas that were available in the marketplace last year.

Gross Margin

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Gross margin rate	27.1%	31.7%	28.6%	32.9%
Basis point decrease in the gross margin rate	(460)		(430)
Components of the change:
Merchandise margin rate decline	(300)		(280)
Higher occupancy and buyers’ compensation expense rate	(160)		(150)

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

Second Quarter 2023 Form 10-Q Page 18

The gross margin rate decreased to 27.1% for the thirteen weeks ended July 29, 2023, as compared with the corresponding prior-year period, reflecting a 300-basis point decrease in the merchandise margin rate, and a 160-basis point deleverage in the occupancy and buyers' compensation rate. For the twenty-six weeks ended July 29, 2023, gross margin rate decreased by 430 basis points, reflecting a 280-basis point decrease in the merchandise margin rate and a 150-basis point deleverage in the occupancy and buyers' compensation rate. The declines in merchandise margin rate reflected higher promotional activity in the current marketplace, higher costs of merchandise, and increased shrink. The deleverage in the occupancy and buyers' compensation rate was primarily related to the fixed nature of these costs in relation to the decline in sales.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
SG&A	$442	$452	$873	$915
$ Change	$(10)		$(42)
% Change	(2.2)%		(4.6)%
SG&A as a percentage of sales	23.8%	21.9%	23.0%	21.6%

SG&A decreased by $10 million, or $14 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended July 29, 2023, as compared with the corresponding prior-year period. For the year-to-date period, SG&A decreased by $42 million, or $39 million excluding the effect of foreign currency fluctuations. As a percentage of sales, SG&A increased by 190 basis points and 140 basis points for the thirteen and twenty-six weeks ended July 29, 2023, respectively, primarily reflecting deleverage from the decline in sales, coupled with pressures from inflation and investments in front-line wages and technology aimed at improving the omnichannel experience and improving customer data analytics. Partially offsetting these increases was lower incentive compensation due to the Company's underperformance relative to targets and savings from our cost optimization program.

Depreciation and Amortization

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Depreciation and amortization	$50	$51	$101	$105
$ Change	$(1)		$(4)
% Change	(2.0)%		(3.8)%

Depreciation and amortization expense decreased by $1 million and $4 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively, as compared with the corresponding prior-year periods. Excluding the effect of foreign currency fluctuations, depreciation and amortization decreased by $2 million and $4 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. These declines are primarily related to operating fewer stores and the effect from impairments recorded in the prior year.

Impairment and Other

For the thirteen and twenty-six weeks ended July 29, 2023, we incurred $7 million and $26 million of transformation consulting expense, respectively, as compared with $9 million and $10 million in the corresponding prior-year periods. We recorded impairment charges of $3 million and $21 million, respectively, primarily accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and Foot Locker Asia stores, as compared with impairment of $2 million and $5 million in the prior year periods, mainly from the closure of Footaction stores. Additionally, we recorded reorganization costs of $3 million and $5 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively, related to the announced closure of the Sidestep banner, Foot Locker Asia stores, and a North American distribution center, as well as $1 million in other charges. In the comparative periods ended July 30, 2022, we incurred $1 million and $3 million of acquisition integration costs related to WSS and atmos.

Second Quarter 2023 Form 10-Q Page 19

Corporate Expense

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Corporate expense	$6	$33	$10	$70
$ Change	$(27)		$(60)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense decreased by $27 million and $60 million for the thirteen and twenty-six weeks ended July 29, 2023, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $9 million and $10 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively and $18 million and $19 million for the year-to-date periods, respectively. Corporate expense decreased primarily due to an increase in the allocation of corporate expense to the banners in 2023 and lower incentive compensation, including share-based compensation that is tied to performance, partially offset by our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Division profit	$21	$187	$125	$450
Division profit margin	1.1%	9.1%	3.3%	10.6%

Division profit margin, as a percentage of sales, decreased to 1.1% and 3.3% for the thirteen and twenty-six weeks ended July 29, 2023, respectively, with both channels experiencing declines in sales coupled with lower gross margins due to the promotional environment and deleveraging expenses.

Interest Expense, Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$(6)	$(6)	$(11)	$(12)
Interest income	2	1	6	2
Interest (expense) / income, net	$(4)	$(5)	$(5)	$(10)

Interest expense for both the quarter and year-to-date period decreased primarily due to an increase in interest income earned on our cash and cash equivalents related to higher interest rates and income from our cross-currency swap.

Other Income / (Expense), Net

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Other income / (expense), net	$—	$6	$(3)	$(19)

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

The thirteen and twenty-six weeks ended July 29, 2023 reflected expense of $2 million and $4 million, respectively, related to our pension and postretirement programs, offset by a $2 million gain on the sale of our Foot Locker Singapore and Malaysia businesses to our license partner in the second quarter. The corresponding prior-year periods primarily represented a decrease in the fair value of our former investment in Retailors, Ltd., offset by an $18 million gain on the divestiture of the Eastbay Team Sales business.

Second Quarter 2023 Form 10-Q Page 20

Income Taxes

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
($ in millions)	2023	2022	2023	2022
Provision for income taxes	$2	$49	$23	$107
Effective tax rate	(98.5)%	34.5%	42.7%	32.1%

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

During the twenty-six weeks ended July 29, 2023, we recorded a $4 million reserve release from a statute of limitations expiration on our foreign income taxes. Excluding this item, and other insignificant reserve releases due to settlements of international tax examinations, the effective tax rate for the current year period increased, as compared with the corresponding prior-year period, primarily due to the decline in income before tax and a change in geographic mix of earnings.

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

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of July 29, 2023, approximately $1,103 million remained available under our current $1.2 billion share repurchase program.

Our full-year capital spending is expected to be $265 million. The forecast includes $200 million related to the remodeling or relocation of approximately 200 existing stores and the opening of approximately 80 new stores, including 25 WSS stores. Additionally, we expect to spend $65 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. We also expect to spend an additional $25 million in software-as-a-service contracts related to our technology initiatives.

On August 15, 2023, the Board of Directors declared a quarterly cash dividend on our common stock of $0.40 per share, which will be payable on October 27, 2023 to shareholders on record as of October 13, 2023. The Board of Directors regularly reviews the dividend policy and rate. Given the current environment and in order to provide us with flexibility, the Board of Directors has decided to pause the dividend program at this time.

Second Quarter 2023 Form 10-Q Page 21

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

Operating Activities

	Twenty-six weeks ended
	July 29,	July 30,
($ in millions)	2023	2022
Net cash used in operating activities	$(184)	$(102)
$ Change	$(82)

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

Investing Activities

	Twenty-six weeks ended
	July 29,	July 30,
($ in millions)	2023	2022
Net cash used in investing activities	$(96)	$(113)
$ Change	$17

The change in investing activities primarily reflected lower capital expenditures in the current year. For the twenty-six weeks ended July 29, 2023, capital expenditures decreased by $51 million to $105 million, as compared with the corresponding prior-year period. The prior year amount was elevated as several large projects related to 2021 were paid in the first quarter of 2022. This was partially offset by a decrease in proceeds from the sales of businesses. During the second quarter of 2023, we sold our businesses operating in Singapore and Malaysia for total cash consideration of $23 million and received proceeds of $18 million, or $10 million net of cash. The amounts are subject to the finalization of net working capital. The prior year amount represented the divestiture of Team Sales for total proceeds of $47 million.

Financing Activities

	Twenty-six weeks ended
	July 29,	July 30,
($ in millions)	2023	2022
Net cash used in financing activities	$(80)	$(199)
$ Change	$119

Cash used in financing activities was primarily related to our return to shareholders initiatives as follows:

	Twenty-six weeks ended
	July 29,	July 30,
($ in millions)	2023	2022
Dividends paid on common stock	$75	$76
Share repurchases	—	129
Total returned to shareholders	$75	$205

During the twenty-six weeks ended July 29, 2023, we did not repurchase any shares under our share repurchase program, whereas in the prior year we spent $129 million to repurchase shares. We declared and paid $75 million in dividends representing a quarterly rate of $0.40 per share in both the twenty-six weeks of 2023 and 2022. We paid $10 million and $1 million during the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, to satisfy tax withholding obligations related to vesting of share-based equity awards.

Second Quarter 2023 Form 10-Q Page 22

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

Remediation

Management is in the process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We believe that these actions will remediate the material weaknesses. Management began to implement certain of these remedial steps during the first and second quarters of 2023. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended July 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2023 Form 10-Q Page 23

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

There have not been any significant changes with respect to the risks described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended July 29, 2023.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program	Program
April 30 to May 27, 2023	—	$—	—	$1,103,814,042
May 28 to July 1, 2023	193	24.79	—	1,103,814,042
July 2 to July 29, 2023	5,426	25.74	—	1,103,814,042
	5,619	$25.71	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit, which vested during the quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended July 29, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Second Quarter 2023 Form 10-Q Page 24

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile and contained in Exhibit 101).

*   Filed herewith

**  Furnished herewith

Second Quarter 2023 Form 10-Q Page 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2023	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

Second Quarter 2023 Form 10-Q Page 26