Form 10-Q
period 2023-10-28
FOOT LOCKER, INC.
filed 2023-12-06
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 28, 2023

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

Number of shares of Common Stock outstanding as of November 25, 2023: 94,161,807

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

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return merchandise; inventory management; our ability to fund our planned capital investments; a recession, volatility in the financial markets, and other global economic factors, including inflation; difficulties in appropriately allocating capital and resources among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; our ability to access the credit markets at competitive terms; borrowing capacity under our credit facility; repatriation of cash to the United States; supply chain issues; labor shortages and wage pressures; consumer spending levels; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks, including, but not limited to climate change; increased competition; geopolitical events; the financial effect of accounting regulations and critical accounting policies; credit risk relating to the risk of loss as a result of non-performance by our counterparties; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 28,	October 29,	January 28,
($ in millions, except share amounts)	2023	2022	2023*
ASSETS

Current assets:
Cash and cash equivalents	$187	$351	$536
Merchandise inventories	1,862	1,685	1,643
Other current assets	325	302	342
	2,374	2,338	2,521
Property and equipment, net	884	897	920
Operating lease right-of-use assets	2,182	2,449	2,443
Deferred taxes	91	65	90
Goodwill	763	764	785
Other intangible assets, net	407	424	426
Minority investments	630	722	630
Other assets	89	103	92
	$7,420	$7,762	$7,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$593	$522	$492
Accrued and other liabilities	369	455	568
Current portion of debt and obligations under finance leases	6	6	6
Current portion of lease obligations	491	539	544
	1,459	1,522	1,610
Long-term debt and obligations under finance leases	443	448	446
Long-term lease obligations	1,994	2,212	2,230
Other liabilities	319	321	328
Total liabilities	4,215	4,503	4,614
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 94,265,769; 99,338,704; and 93,396,901 shares issued, respectively	772	798	760
Retained earnings	2,871	3,110	2,925
Accumulated other comprehensive loss	(434)	(443)	(392)
Less: Treasury stock at cost: 103,962; 6,018,983; and 1,489 shares, respectively	(4)	(213)	—
Noncontrolling interest	—	7	—
Total shareholders' equity	3,205	3,259	3,293
	$7,420	$7,762	$7,907

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2023 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions, except per share amounts)	2023	2022	2023	2022
Sales	$1,986	$2,173	$5,774	$6,413
Licensing revenue	3	3	10	9
Total revenue	1,989	2,176	5,784	6,422

Cost of sales	1,443	1,477	4,149	4,323
Selling, general and administrative expenses	446	467	1,319	1,382
Depreciation and amortization	47	52	148	157
Impairment and other	6	20	59	38
Income from operations	47	160	109	522

Interest expense, net	(2)	(3)	(7)	(13)
Other income / (expense), net	2	(14)	(1)	(33)
Income before income taxes	47	143	101	476
Income tax expense	19	47	42	154
Net income	28	96	59	322
Net loss attributable to noncontrolling interests	—	—	—	1
Net income attributable to Foot Locker, Inc.	$28	$96	$59	$323

Basic earnings per share	$0.30	$1.02	$0.63	$3.41
Weighted-average shares outstanding	94.3	93.4	94.1	94.6

Diluted earnings per share	$0.30	$1.01	$0.63	$3.38
Weighted-average shares outstanding, assuming dilution	94.7	94.7	94.9	95.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2023 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Net income attributable to Foot Locker, Inc.	$28	$96	$59	$323
Other comprehensive income / (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $(1), $-, $(1), and $(1), respectively	(41)	(29)	(48)	(104)

Hedges contracts:
Change in fair value of derivatives, net of income tax expense / (benefit) of $1, $(1), $-, and $(1), respectively	2	(1)	—	(3)

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1, $1, $2, and $2, respectively	2	3	6	7
Comprehensive income / (loss)	$(9)	$69	$17	$223

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2023 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at July 29, 2023	94,253	$767	(99)	$(4)	$2,881	$(397)	$—	$3,247
Restricted stock issued	13	—						—
Share-based compensation expense		5						5
Shares of common stock used to satisfy tax withholding obligations			(5)	—				—
Net income					28			28
Cash dividends on common stock ($0.40 per share)					(38)			(38)
Translation adjustment, net of tax						(41)		(41)
Change in cash flow hedges, net of tax						2		2
Pension and postretirement adjustments, net of tax						2		2
Balance at October 28, 2023	94,266	$772	(104)	$(4)	$2,871	$(434)	$—	$3,205

Balance at July 30, 2022	99,319	$788	(6,018)	$(213)	$3,051	$(416)	$7	$3,217
Restricted stock issued	2	—						—
Issued under director and stock plans	18	1						1
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(1)	—				—
Net income					96			96
Cash dividends on common stock ($0.40 per share)					(37)			(37)
Translation adjustment, net of tax						(29)		(29)
Change in hedges, net of tax						(1)		(1)
Pension and postretirement adjustments, net of tax						3		3
Balance at October 29, 2022	99,339	$798	(6,019)	$(213)	$3,110	$(443)	$7	$3,259

	Additional Paid-In					Accumulated
	Capital &					Other		Total
Thirty-nine weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Noncontrolling	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interests	Equity
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293
Restricted stock issued	666	—						—
Issued under director and stock plans	203	6						6
Share-based compensation expense		9						9
Shares of common stock used to satisfy tax withholding obligations			(270)	(10)				(10)
Reissued for Employee Stock Purchase Plan		(3)	167	6				3
Net income					59			59
Cash dividends on common stock ($1.20 per share)					(113)			(113)
Translation adjustment, net of tax						(48)		(48)
Change in hedges, net of tax						-		—
Pension and postretirement adjustments, net of tax						6		6
Balance at October 28, 2023	94,266	$772	(104)	$(4)	$2,871	$(434)	$—	$3,205

Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	113	—						—
Issued under director and stock plans	155	5						5
Share-based compensation expense		25						25
Shares of common stock used to satisfy tax withholding obligations			(39)	(1)				(1)
Share repurchases			(4,050)	(129)				(129)
Reissued for Employee Stock Purchase Plan		(2)	120	5				3
Noncontrolling interest capital contribution							4	4
Net income					323		(1)	322
Cash dividends on common stock ($1.20 per share)					(113)			(113)
Translation adjustment, net of tax						(104)		(104)
Change in hedges, net of tax						(3)		(3)
Pension and postretirement adjustments, net of tax						7		7
Balance at October 29, 2022	99,339	$798	(6,019)	$(213)	$3,110	$(443)	$7	$3,259

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2023 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine weeks ended
	October 28,	October 29,
($ in millions)	2023	2022
From operating activities:
Net income	$59	$322
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	20	5
Fair value adjustments to minority investments	—	52
Depreciation and amortization	148	157
Deferred income taxes	(5)	14
Share-based compensation expense	9	25
Gain on sales of businesses	(4)	(19)
Gain on sale of property	(3)	—
Change in assets and liabilities:
Merchandise inventories	(249)	(466)
Accounts payable	110	(58)
Accrued and other liabilities	(131)	(46)
Other, net	(52)	(18)
Net cash used in operating activities	(98)	(32)
From investing activities:
Capital expenditures	(165)	(218)
Purchase of business, net of cash acquired	—	(18)
Minority investments	(2)	(5)
Proceeds from sales of businesses	16	47
Proceeds from minority investments	—	12
Proceeds from sale of property	6	—
Net cash used in investing activities	(145)	(182)
From financing activities:
Dividends paid on common stock	(113)	(113)
Purchase of treasury shares	—	(129)
Payment of obligations under finance leases	(5)	(5)
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(1)
Treasury stock reissued under employee stock plan	3	3
Proceeds from exercise of stock options	5	4
Contribution from non-controlling interest	—	4
Net cash used in financing activities	(120)	(237)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	4	(6)
Net change in cash, cash equivalents, and restricted cash	(359)	(457)
Cash, cash equivalents, and restricted cash at beginning of year	582	850
Cash, cash equivalents, and restricted cash at end of period	$223	$393

Supplemental information:
Interest paid	$17	$17
Income taxes paid	86	131
Cash paid for amounts included in measurement of operating lease liabilities	509	527
Cash paid for amounts included in measurement of finance lease liabilities	6	7
Right-of-use assets obtained in exchange for operating lease obligations	175	363
Assets obtained in exchange for finance lease obligations	1	1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Third Quarter 2023 Form 10-Q Page 5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Foot Locker, Inc., together with its consolidated subsidiaries (“Foot Locker,” “Company,” “we,” “our,” and “us”), is a leading footwear and apparel retailer. We have integrated all available shopping channels, including stores, websites, apps, and social channels. Store sales are primarily fulfilled from the store’s inventory, but may also be shipped from any of our distribution centers or from a different store location if an item is not available at the original store. Direct-to-customer orders are generally shipped to our customers through our distribution centers but may also be shipped from any store or a combination of our distribution centers and stores depending on availability of particular items. We operate in North America, Europe, and Asia Pacific, representing our operating segments. We aggregate these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Basis of Presentation

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results expected for the year. Additionally, the results of operations for the period ended  October 28, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of the year. Fiscal year 2023 will include the 53-week period that ends on February 3, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in our 2024 Annual Report on Form 10-K. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Third Quarter 2023 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

The table below presents sales disaggregated by sales channel, as well as licensing revenue earned from our various franchised arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Sales by Channel
Stores	$1,649	$1,818	$4,834	$5,310
Direct-to-customers	337	355	940	1,103
Total sales	1,986	2,173	5,774	6,413
Licensing revenue	3	3	10	9
Total revenue	$1,989	$2,176	$5,784	$6,422

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Revenue by Geography
United States	$1,343	$1,503	$3,807	$4,433
International	646	673	1,977	1,989
Total revenue	$1,989	$2,176	$5,784	$6,422

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Foot Locker	$796	$852	$2,244	$2,411
Champs Sports	311	406	932	1,266
Kids Foot Locker	189	181	502	516
WSS	163	162	458	438
Other (1)	1	21	1	111
North America	1,460	1,622	4,137	4,742
Foot Locker (2)	407	392	1,202	1,173
Sidestep	—	20	26	69
EMEA	407	412	1,228	1,242
Foot Locker	81	99	281	292
atmos	38	40	128	137
Asia Pacific	119	139	409	429
Total sales	$1,986	$2,173	$5,774	$6,413

(1)	Other includes sales from banners that we no longer operate and primarily represented Eastbay in the prior-year period.
(2)	Includes sales from 14 and 16 Kids Foot Locker stores operating in Europe for October 28, 2023 and October 29, 2022, respectively.

Third Quarter 2023 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	October 28,	October 29,
($ in millions)	2023	2022
Gift card liability at beginning of year	$36	$46
Redemptions	(225)	(187)
Breakage recognized in sales	(10)	(12)
Activations	215	178
Foreign currency fluctuations	(1)	—
Gift card liability	$15	$25

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other income / (expense), net, and net interest expense.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Division profit	$67	$219	$192	$669
Less: Impairment and other (1)	6	20	59	38
Less: Corporate expense (2)	14	39	24	109
Income from operations	47	160	109	522
Interest expense, net	(2)	(3)	(7)	(13)
Other income / (expense), net (3)	2	(14)	(1)	(33)
Income before income taxes	$47	$143	$101	$476

(1)	See Note 4, Impairment and Other Charges for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other Income / (Expense), net.

4. Impairment and Other

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Transformation consulting	$1	$17	$27	$27
Impairment of long-lived assets and right-of-use assets	(2)	—	19	5
Reorganization costs	7	2	12	2
Acquisition and integration costs	—	1	—	4
Other	—	—	1	—
Total impairment and other	$6	$20	$59	$38

For the thirteen and thirty-nine weeks ended October 28, 2023, we incurred $1 million and $27 million of transformation consulting expense, respectively. For the thirteen weeks ended October 28, 2023, we recorded a $3 million credit from the settlement of lease obligations associated with Sidestep stores, partially offset by impairment on atmos U.S. assets of $1 million. For the thirty-nine weeks ended October 28, 2023, we recorded impairment charges of $19 million, primarily accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and certain Foot Locker Asia stores. Additionally, we recorded reorganization costs of $7 million and $12 million, respectively, related to severance and the announced closure of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center.

Third Quarter 2023 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Income / (Expense), net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Pension and postretirement net benefit expense, excluding service cost	$(2)	$—	$(6)	$—
Foot Locker Singapore and Malaysia divestiture	2	—	4	—
Gain on sale of property	3	—	3	—
Share of earnings / (losses) related to minority investments	—	—	(1)	1
Team Sales divestiture	—	1	—	19
Minority investment in Retailors, Ltd.	—	(15)	—	(52)
Other	(1)	—	(1)	(1)
Total other income / (expense), net	$2	$(14)	$(1)	$(33)

Effective July 1, 2023, the Company sold its Foot Locker Singapore and Malaysia businesses, consisting primarily of inventory and fixed assets. During the thirty-nine weeks ended October 28, 2023, we received proceeds of $16 million (net of cash of $8 million), resulting in a gain of $4 million. In addition, during the thirteen weeks ended October 28, 2023, we sold a corporate office property in North America for proceeds of $6 million, resulting in a gain of $3 million.

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	October 28,	October 29,
($ in millions)	2023	2022
Cash and cash equivalents	$187	$351
Restricted cash included in other current assets	3	14
Restricted cash included in other non-current assets	33	28
Cash, cash equivalents, and restricted cash	$223	$393

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	October 28,	October 29,	January 28,
($ in millions)	2023	2022	2023
Foreign currency translation adjustments	$(196)	$(211)	$(148)
Hedge contracts	(3)	(3)	(3)
Unrecognized pension cost and postretirement benefit	(235)	(229)	(241)
	$(434)	$(443)	$(392)

Third Quarter 2023 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accumulated Other Comprehensive Loss (continued)

The changes in AOCL for the thirty-nine weeks ended October 28, 2023 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of January 28, 2023	$(148)	(3)	$(241)	$(392)

OCI before reclassification	(48)	10	—	(38)
Reclassification of hedges, net of tax	—	(10)	—	(10)
Amortization of pension actuarial loss, net of tax	—	—	6	6
Other comprehensive income / (loss)	(48)	—	6	(42)
Balance as of October 28, 2023	$(196)	$(3)	$(235)	$(434)

Reclassifications from AOCL for the thirty-nine weeks ended October 28, 2023 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(11)
Income tax	1
Reclassification of hedges, net of tax	$(10)

Amortization of actuarial loss:
Pension benefits	$8
Income tax benefit	(2)
Amortization of actuarial loss, net of tax	$6
Total, net of tax	$(4)

8. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of October 28, 2023			As of October 29, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Minority investment in common stock	$—	$—	$—	$93	$—	$—
Available-for-sale security	—	6	—	—	5	—
Foreign exchange forward contracts	—	1	—	—	2	—
Cross-currency swap contract	—	6	—	—	4	—
Total assets	$—	$13	$—	$93	$11	$—
Liabilities
Contingent consideration	$—	$—	$4	$—	$—	$35
Foreign exchange forward contracts	—	1	—	—	—	—
Total liabilities	$—	$1	$4	$—	$—	$35

There were no transfers into or out of Level 1, Level 2, or Level 3 assets and liabilities for any of the periods presented.

Third Quarter 2023 Form 10-Q Page 10

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements (continued)

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

($ in millions)	October 28, 2023	October 29, 2022
Carrying value (1)	$395	$395
Fair value	$294	$308

(1)	The carrying value of debt as of both October 28, 2023 and October 29, 2022, included $5 million of issuer’s discount and costs.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to Foot Locker, Inc.	$28	$96	$59	$323
Weighted-average common shares outstanding	94.3	93.4	94.1	94.6
Dilutive effect of potential common shares	0.4	1.3	0.8	1.1
Weighted-average common shares outstanding assuming dilution	94.7	94.7	94.9	95.7

Earnings / (loss) per share - basic	$0.30	$1.02	$0.63	$3.41
Earnings / (loss) per share - diluted	$0.30	$1.01	$0.63	$3.38

Anti-dilutive share-based awards excluded from diluted calculation	3.0	2.8	2.6	2.7

Performance stock units related to our long-term incentive programs of 0.8 million been excluded from diluted weighted-average shares for each of the periods ended October 28, 2023 and October 29, 2022. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

10. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other income / (expense), net.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Service cost	$2	$4	$5	$11
Interest cost	7	5	20	15
Expected return on plan assets	(7)	(8)	(22)	(23)
Amortization of net loss	2	3	8	8
Net benefit expense	$4	$4	$11	$11

Third Quarter 2023 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Options and employee stock purchase plan	$1	$1	$3	$4
Restricted stock units and performance stock units	4	8	6	21
Total share-based compensation expense	$5	$9	$9	$25

Tax benefit recognized	$—	$—	$1	$2

Valuation Model and Assumptions

We use the Black-Scholes option-pricing model to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The table below shows assumptions used to compute share-based compensation expense for awards granted during the thirty-nine weeks ended October 28, 2023 and October 29, 2022.

	Stock Option Plans		Stock Purchase Plan
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Weighted-average risk free rate of interest	3.3%	1.7%	3.8%	0.7%
Expected volatility	46%	35%	40%	40%
Weighted-average expected award life (in years)	5.1	3.8	1.0	1.0
Dividend yield	3.4%	2.7%	4.7%	2.3%
Weighted-average fair value	$13.53	$10.71	$6.28	$20.51

The table below provides activity under our stock option plans for the thirty-nine weeks ended October 28, 2023.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,256		$47.85
Granted	341		37.72
Exercised	(188)		24.02
Expired or cancelled	(603)		47.50
Options outstanding at October 28, 2023	2,806	3.5	$48.28
Options exercisable at October 28, 2023	2,384	2.5	$50.28
Shares available for future grant at October 28, 2023 under the 2007 Stock Incentive Plan (1)	11,342
Shares available for future grant at October 28, 2023 under the employment inducement award plan (2)	409

(1)

On May 17, 2023, the Company's shareholders approved the amended and restated 2007 Stock Incentive Plan, which increased shares available for grant by 10,300,000. There were no other material modifications to the plan.

(2)	On August 24, 2022, the Company granted options and other awards to its new President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and did not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

Third Quarter 2023 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

The total fair value of options vested for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $5 million and $4 million, respectively. There were no option exercises during the thirteen weeks ended October 28, 2023. The cash received from option exercises during the thirty-nine weeks ended October 28, 2023 was $5 million, and the related tax benefits realized from option exercises were not significant. The cash received from option exercises during the thirteen and thirty-nine weeks ended October 29, 2022 were $1 million and $4 million, respectively, and the related tax benefits realized from option exercises were not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Exercised	$—	$—	$3	$1

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	October 28,	October 29,
($ in millions)	2023	2022
Outstanding	$—	$7
Outstanding and exercisable	$—	$5

As of October 28, 2023, there was $3 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.6 years.

The table below summarizes information about stock options outstanding and exercisable at October 28, 2023.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	703	4.3	$24.70	609	$24.01
$36.49 - $46.64	695	5.4	41.77	377	44.27
$53.61 - $58.94	412	2.7	56.61	403	56.68
$62.02 - $72.83	996	1.9	66.05	995	66.05
	2,806	3.5	$48.28	2,384	$50.28

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to certain officers and key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. PSU awards granted in 2022 and 2023 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards.

Third Quarter 2023 Form 10-Q Page 13

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

RSU and PSU activity for the thirty-nine weeks ended October 28, 2023 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,992		$37.58
Granted	1,195		35.84
Vested	(677)		34.01
Performance adjustment (1)	(757)
Forfeited	(233)		39.29
Nonvested at October 28, 2023	1,520	1.5	$38.88

Aggregate value ($ in millions)	$59

(1)	This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

The total value of RSU and PSU awards that vested during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $23 million and $6 million, respectively. As of October 28, 2023, there was $28 million of total unrecognized compensation cost related to nonvested awards.

12. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a consolidated class action alleging wage/hour and wage statement violations in California.

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

13. Subsequent Events

From  November 3, 2023 through December 5, 2023, in order to fund working capital needs for the holiday selling season, we borrowed varying amounts under our credit facility, with $146 million of aggregate borrowings and no more than $89 million outstanding during that time. As of December 5, 2023, we had $35 million in outstanding borrowings under the credit facility and we may continue to use the facility as required by our operations.

Third Quarter 2023 Form 10-Q Page 14

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

Store Count

At October 28, 2023, we operated 2,607 stores as compared with 2,714 and 2,794 stores at January 28, 2023 and October 29, 2022, respectively.

Franchise Operations

A total of 190 franchised stores were operating at October 28, 2023, as compared with 159 and 155 stores at January 28, 2023 and October 29, 2022, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Sales	$1,986	$2,173	$5,774	$6,413
Licensing revenue	3	3	10	9
Total revenue	$1,989	$2,176	$5,784	$6,422

Operating Results
Division profit	$67	$219	$192	$669
Less: Impairment and other (1)	6	20	59	38
Less: Corporate expense (2)	14	39	24	109
Income from operations	47	160	109	522
Interest expense, net	(2)	(3)	(7)	(13)
Other income / (expense), net (3)	2	(14)	(1)	(33)
Income before income taxes	$47	$143	$101	$476

(1)	See the Impairment and Other Charges section for further information.
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

Third Quarter 2023 Form 10-Q Page 15

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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions, except per share amounts)	2023	2022	2023	2022
Pre-tax income:
Income before income taxes	$47	$143	$101	$476
Pre-tax amounts excluded from GAAP:
Impairment and other	6	20	59	38
Other income / expense, net	(5)	14	(6)	32
Adjusted income before income taxes (non-GAAP)	$48	$177	$154	$546

After-tax income:
Net income / (loss) attributable to Foot Locker, Inc.	$28	$96	$59	$323
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $2, $5, $11, and $10 million, respectively	4	15	48	28
Other income / expense, net of income tax (expense)/benefit of $(1), $4, $(1), and $7 million, respectively	(4)	10	(5)	25
Tax reserves benefit / charge	—	—	(4)	5
Adjusted net income (non-GAAP)	$28	$121	$98	$381

Earnings per share:
Diluted earnings per share	$0.30	$1.01	$0.63	$3.38
Diluted EPS amounts excluded from GAAP:
Impairment and other	0.04	0.16	0.51	0.29
Other income / expense, net	(0.04)	0.10	(0.06)	0.26
Tax reserves benefit / charge	—	—	(0.04)	0.05
Adjusted diluted earnings per share (non-GAAP)	$0.30	$1.27	$1.04	$3.98

During the thirteen and thirty-nine weeks ended October 28, 2023, we recorded pre-tax charges of $6 million and $59 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

Third Quarter 2023 Form 10-Q Page 16

The adjustments made to other income / (expense), net primarily reflected gains or losses associated with our minority investments and gains on sales of businesses. See the Other Income / (Expense), net section for further information.

During the thirty-nine weeks ended October 28, 2023, we recorded a $4 million benefit related to an income tax reserves release from a statute of limitations expiration.

Segment Reporting and Results of Operations

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Champs Sports, Kids Foot Locker, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia, New Zealand, and Asia, as well as atmos, which operates primarily in Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

As reported in our Annual Report on Form 10-K, we planned to close our Sidestep banner and certain stores operating in Asia. During the second quarter of 2023, we essentially ceased operating the Sidestep banner and closed the stores operating in Hong Kong and Macau. Additionally during the second quarter of 2023, we sold our Singapore and Malaysia businesses to our license partner. Our license partner will operate those stores under a licensing agreement.

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

For the thirteen weeks ended October 28, 2023, total sales decreased by $187 million, or 8.6%, to $1,986 million, as compared with the corresponding prior-year period. For the thirty-nine weeks ended October 28, 2023, total sales decreased by $639 million, or 10.0%, to $5,774 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $218 million, or 10.0%, for the thirteen weeks ended October 28, 2023, and decreased by $643 million, or 10.0%, for the thirty-nine weeks ended October 28, 2023. The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Store sales	$1,649	$1,818	$4,834	$5,310
$ Change	(169)		(476)
% Change	(9.3)%		(9.0)%
% of total sales	83.0	83.7	83.7	82.8
% Comparable sales (decrease) / increase	(8.5)	4.7	(8.2)	1.9

Direct-to-customers sales	337	355	940	1,103
$ Change	(18)		(163)
% Change	(5.1)%		(14.8)%
% of total sales	17.0	16.3	16.3	17.2
% Comparable sales decrease	(5.6)	(14.5)	(12.2)	(24.2)

Total sales	$1,986	$2,173	$5,774	$6,413
$ Change	(187)		(639)
% Change	(8.6)%		(10.0)%
% Comparable sales (decrease) / increase	(8.0)	0.8	(8.9)	(3.9)

Third Quarter 2023 Form 10-Q Page 17

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen and thirty-nine weeks ended October 28, 2023 as compared with the corresponding prior-year period.

	Thirteen weeks		Thirty-nine weeks
	Constant Currencies	Comparable Sales	Constant Currencies	Comparable Sales
Foot Locker	(6.5)%	(4.9)%	(6.5)%	(5.0)%
Champs Sports	(23.4)	(20.9)	(26.1)	(23.6)
Kids Foot Locker	4.4	5.0	(2.7)	(2.4)
WSS	0.6	(9.4)	4.6	(7.0)
Other (1)	n.m.	n.m.	n.m.	n.m.
North America	(10.0)%	(9.5)%	(12.5)%	(11.5)%
Foot Locker (2)	(5.6)%	(3.9)%	(0.6)%	(1.3)%
Sidestep	n.m.	n.m.	(63.8)	(38.3)
EMEA	(10.2)%	(4.2)%	(4.1)%	(2.5)%
Foot Locker	(16.2)%	(1.2)%	—%	6.3%
atmos	5.0	0.8	(0.7)	(2.8)
Asia Pacific	(10.1)%	(0.5)%	(0.2)%	3.4%
Total sales	(10.0)%	(8.0)%	(10.0)%	(8.9)%

(1)	Other includes sales from banners that we no longer operate and primarily represented Eastbay in the prior-year period.
(2)	Includes sales from 16 and 20 Kids Foot Locker stores operating in Europe for October 28, 2023 and October 29, 2022, respectively.

From a product perspective for the combined channels, the sales declines in the quarter and year-to-date were across all categories of footwear, apparel and accessories.

Comparable sales decreased, both in our stores and in our direct-to-customer channels, this quarter and for the year to date period due to ongoing macroeconomic headwinds as our customers become more discerning due to inflation and other cost pressures, which affected customer traffic and conversion, as well as changing vendor mix coupled with the repositioning of our Champs Sports banner. We are repositioning the Champs Sports banner to serve the active athlete, which resulted in expected comparable sales declines due to the transition. In addition, North America sales were also negatively affected by the closure of Eastbay business, which ceased operating in late 2022. Eastbay's sales primarily represent the other category, and excluding those sales the decline for North America would have been 8.8% and 10.5%, on a constant currency basis, for the quarter and year-to-date period of 2023, respectively. Within EMEA, constant currency sales for the Foot Locker banners decreased in the region, due to macroeconomic factors as well as the decline in sales from the closure of the Sidestep banner. For both the quarter and the year-to-date period, Asia Pacific's sales decreased primarily as a result of our decision to close our operations in Hong Kong and Macau and our strategic decision to sell our Singapore and Malaysia operations to our licensing partner. Within Asia Pacific, comparable sales for our operations in Australia and New Zealand were essentially flat for the third quarter, while Australia's year-to-date results generated positive comparable sales. Our operations in South Korea, while flat for the quarter did generate an increase in the year-to-date period. Sales in our atmos banner increased by 0.8% and decreased by 2.8% on a comparable basis, for the quarter and year-to-date periods, respectively, as tourism gained traction in the third quarter, offset by the lack of key styles from adidas that were available in the marketplace last year.

Gross Margin

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Gross margin rate	27.3%	32.0%	28.1%	32.6%
Basis point decrease in the gross margin rate	(470)		(450)
Components of the change:
Merchandise margin rate decline	(370)		(310)
Higher occupancy and buyers’ compensation expense rate	(100)		(140)

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

Third Quarter 2023 Form 10-Q Page 18

The gross margin rate decreased to 27.3% for the thirteen weeks ended October 28, 2023, as compared with the corresponding prior-year period, reflecting a 370-basis point decrease in the merchandise margin rate, and a 100-basis point deleverage in the occupancy and buyers' compensation rate. For the thirty-nine weeks ended October 28, 2023, gross margin rate decreased to 28.1%, reflecting a 310-basis point decrease in the merchandise margin rate and a 140-basis point deleverage in the occupancy and buyers' compensation rate. The declines in merchandise margin rate reflected higher promotional activity in the current marketplace, higher costs of merchandise, and increased shrink. The deleverage in the occupancy and buyers' compensation rate for both periods was primarily related to the fixed nature of these costs in relation to the decline in sales.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
SG&A	$446	$467	$1,319	$1,382
$ Change	$(21)		$(63)
% Change	(4.5)%		(4.6)%
SG&A as a percentage of sales	22.5%	21.5%	22.8%	21.5%

SG&A decreased by $21 million, or $28 million excluding the effect of foreign currency fluctuations, for the thirteen weeks ended October 28, 2023, as compared with the corresponding prior-year period. For the year-to-date period, SG&A decreased by $63 million, or $67 million excluding the effect of foreign currency fluctuations. As a percentage of sales, SG&A increased by 100 basis points and 130 basis points for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, primarily reflecting deleverage from the decline in sales, coupled with pressures from inflation and investments in front-line wages and technology aimed at improving the omnichannel experience and improving customer data analytics. Partially offsetting these increases were lower incentive compensation due to the Company's underperformance relative to targets and savings from our cost optimization program.

Depreciation and Amortization

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Depreciation and amortization	$47	$52	$148	$157
$ Change	$(5)		$(9)
% Change	(9.6)%		(5.7)%

Depreciation and amortization expense decreased by $5 million and $9 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, as compared with the corresponding prior-year periods. These declines are primarily related to operating fewer stores and the effect from impairments recorded in the prior year.

Impairment and Other

For the thirteen and thirty-nine weeks ended October 28, 2023, we incurred $1 million and $27 million of transformation consulting expense, respectively, as compared with $17 million and $27 million in the corresponding prior-year periods. For the thirteen weeks ended October 28, 2023, we recorded a $3 million net benefit from the settlement of lease obligations associated with Sidestep stores, partially offset by impairment on atmos U.S. assets of $1 million, as compared to no impairment in the prior year period. For the thirty-nine weeks ended October 28, 2023, we recorded impairment expense of $19 million primarily driven by accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and Foot Locker Asia stores, as compared with impairment of $5 million in the prior year period, mainly from the closure of Footaction stores. Additionally, we recorded reorganization costs of $7 million and $12 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, related to the announced closure of the Sidestep banner, Foot Locker Asia stores, and a North American distribution center, as compared with reorganization costs, primarily severance, of $2 million for each of the prior year periods. In the comparative periods ended October 29, 2022, we incurred $1 million and $4 million of acquisition integration costs related to WSS and atmos.

Third Quarter 2023 Form 10-Q Page 19

Corporate Expense

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Corporate expense	$14	$39	$24	$109
$ Change	$(25)		$(85)

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

Corporate expense decreased by $25 million and $85 million for the thirteen and thirty-nine weeks ended October 28, 2023, as compared with the corresponding prior-year periods. Depreciation and amortization included in corporate expense was $9 million and $10 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and $27 million and $29 million for the year-to-date periods, respectively. Corporate expense decreased primarily due to an increase in the allocation of corporate expense to the banners in 2023 and lower incentive compensation, including share-based compensation that is tied to performance, partially offset by our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Division profit	$67	$219	$192	$669
Division profit margin	3.4%	10.1%	3.3%	10.4%

Division profit margin, as a percentage of sales, decreased to 3.4% and 3.3% for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, with both channels experiencing declines in sales coupled with lower gross margins due to the promotional environment and deleveraging expenses.

Interest Expense, Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Interest expense	$(6)	$(6)	$(17)	$(18)
Interest income	4	3	10	5
Interest (expense) / income, net	$(2)	$(3)	$(7)	$(13)

Interest expense for both the quarter and year-to-date period decreased primarily due to an increase in interest income earned on our cash and cash equivalents related to higher interest rates and, with respect to the year-to-date period, income from our cross-currency swap.

Other Income / (Expense), Net

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Other income / (expense), net	$2	$(14)	$(1)	$(33)

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

The thirteen weeks ended October 28, 2023 reflected a gain of $2 million from the resolution of working capital related to the sale of our Foot Locker Singapore and Malaysia businesses to our license partner in the second quarter and a $3 million gain on the sale of a corporate office property in North America. This was partially offset by expense of $2 million related to our pension and postretirement programs. The corresponding prior-year period primarily represented a decrease in the fair value of our former minority investment in Retailors, Ltd.

Third Quarter 2023 Form 10-Q Page 20

For the thirty-nine weeks ended October 28, 2023, other income / (expense), net included expense of $6 million related to our pension and postretirement programs, offset by a $4 million gain from the previously mentioned business divestiture and $3 million gain on the sale of a corporate office property. The corresponding prior-year period primarily represented a $52 million decrease in the fair value of our former minority investment in Retailors, Ltd., offset by a $19 million gain on the divestiture of the Eastbay Team Sales business.

Income Taxes

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
($ in millions)	2023	2022	2023	2022
Provision for income taxes	$19	$47	$42	$154
Effective tax rate	39.4%	33.0%	41.1%	32.4%

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

During the thirty-nine weeks ended October 28, 2023, we recorded a $4 million reserve release from a statute of limitations expiration on our foreign income taxes. Excluding this item, and other insignificant reserve releases due to settlements of international tax examinations, the effective tax rate for the current year period increased, as compared with the corresponding prior-year period, primarily due to the decline in income before tax and a change in geographic mix of earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies, including strategic investments. We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements. From November 3, 2023 through December 5, 2023, in order to fund working capital needs for the holiday selling season, we borrowed varying amounts under our credit facility, with $146 million of aggregate borrowings and no more than $89 million outstanding during that time. As of December 5, 2023, we had $35 million in outstanding borrowings under the credit facility and we may continue to use the facility as required by our operations.

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of October 28, 2023, approximately $1,103 million remained available under our current $1.2 billion share repurchase program.

Our expected full-year capital spending is $255 million, with cash capital expenditures currently estimated to be lower due to timing of projects and payments. The forecast includes $198 million related to the remodeling or relocation of approximately 135 existing stores and the opening of approximately 80 new stores, including 25 WSS stores. Additionally, we expect to spend $57 million for the development of information systems, websites, and infrastructure, including supply chain initiatives. We also expect to spend an additional $20 million in software-as-a-service contracts related to our technology initiatives.

On October 27, 2023, the Company paid a cash dividend on our common stock of $0.40 per share to shareholders of record as of October 13, 2023. The Board of Directors regularly reviews the Company's dividend policy. As previously announced, the Company has paused dividends to increase balance sheet flexibility in support of longer-term strategic initiatives.

Third Quarter 2023 Form 10-Q Page 21

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

Operating Activities

	Thirty-nine weeks ended
	October 28,	October 29,
($ in millions)	2023	2022
Net cash used in operating activities	$(98)	$(32)
$ Change	$(66)

Operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment charges, other charges, fair value adjustments to minority investments, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The decrease in cash from operating activities reflected lower net income, partially offset by timing of merchandise purchases and payments of accounts payable, as compared with the same period last year. The prior-year merchandise purchases were affected by the supply chain disruptions that occurred in the preceding year.

Investing Activities

	Thirty-nine weeks ended
	October 28,	October 29,
($ in millions)	2023	2022
Net cash used in investing activities	$(145)	$(182)
$ Change	$37

The change in investing activities primarily reflected lower capital expenditures in the current year. For the thirty-nine weeks ended October 28, 2023, capital expenditures decreased by $53 million to $165 million, as compared with the corresponding prior-year period. The prior year amount was elevated as several large projects related to 2021 were paid in the first quarter of 2022. This was partially offset by other investing activities related to sales of property and businesses, payments in the prior year totaling $18 million related to the WSS and atmos acquisitions, and activity related to minority investments. During the second quarter of 2023, we sold our businesses operating in Singapore and Malaysia for total cash consideration of $24 million, or $16 million net of $8 million of cash in the business. We received $18 million in the second quarter and an additional $6 million in the third quarter, after net working capital adjustments to finalize the purchase price. During the thirty-nine weeks ended October 28, 2023, we also sold a corporate office property in North America for proceeds of $6 million. The prior year amount represented the divestiture of Team Sales for total proceeds of $47 million.

We have invested $2 million and $5 million in minority investments during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, with various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative.  Additionally, in the prior year we liquidated one minority investment for proceeds of $12 million.

Financing Activities

	Thirty-nine weeks ended
	October 28,	October 29,
($ in millions)	2023	2022
Net cash used in financing activities	$(120)	$(237)
$ Change	$117

Third Quarter 2023 Form 10-Q Page 22

Cash used in financing activities was primarily related to our return to shareholders initiatives as follows:

	Thirty-nine weeks ended
	October 28,	October 29,
($ in millions)	2023	2022
Dividends paid on common stock	$113	$113
Share repurchases	—	129
Total returned to shareholders	$113	$242

During the thirty-nine weeks ended October 28, 2023, we did not repurchase any shares under our share repurchase program, whereas in the prior year we spent $129 million to repurchase shares. We declared and paid $113 million in dividends representing a quarterly rate of $0.40 per share in both the 2023 and 2022 periods. We paid $10 million and $1 million during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, to satisfy tax withholding obligations related to vesting of share-based equity awards.

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

Based on that evaluation, our CEO and CFO concluded that as of October 28, 2023, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control over financial reporting related to certain ineffective general information technology controls over logical access and change management at our WSS business, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 28, 2023. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended January 28, 2023.

Remediation

Management is in the process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We believe that these actions will remediate the material weaknesses. Management continues to implement these remedial steps during the thirty-nine weeks ended October 28, 2023. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2023.

Third Quarter 2023 Form 10-Q Page 23

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended October 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any significant changes with respect to the risks described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended October 28, 2023.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program	Program
July 30 to August 26, 2023	3,566	$25.76	—	$1,103,814,042
August 27 to September 30, 2023	1,406	19.07	—	1,103,814,042
October 1 to October 28, 2023	—	—	—	1,103,814,042
	4,972	$23.87	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock units, which vested during the quarter.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended October 28, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Third Quarter 2023 Form 10-Q Page 24

Item 6. Exhibits

Exhibit No.	Description
3.1	Bylaws of Foot Locker, Inc., Amended and Restated as of September 22, 2023 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 22, 2023 filed on September 22, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile and contained in Exhibit 101).

*   Filed herewith

**  Furnished herewith

Third Quarter 2023 Form 10-Q Page 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2023	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

Third Quarter 2023 Form 10-Q Page 26