Form 10-K
period 2024-02-03
FOOT LOCKER, INC.
filed 2024-03-28
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 21, 2024:	94,494,579

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 29, 2023 was approximately:

$1,284,060,971*

*    For purposes of this calculation only (a) all non-employee directors plus six executive officers and owners of 5% or more of the registrant are deemed to be affiliates of the registrant, and (b) shares deemed to be “held” by such persons include only outstanding shares of the registrant’s voting stock with respect to which such persons had, on such date, voting or investment power.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2024: Parts III and IV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks," "continues," "feels," "forecasts," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," "may," "aims," "intends," or "projects." Statements may be forward looking even in the absence of these particular words.

Examples of forward-looking statements include, but are not limited to, statements regarding our financial position, business strategy and other plans and objectives for our future operations, and generation of free cash flow. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. The forward-looking statements contained herein are largely based on our expectations for the future, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions you that the forward-looking statements contained herein are not guarantees of future performance, and we cannot assure you that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to, a change in the relationship with any of our key suppliers, including access to premium products, volume discounts, cooperative advertising, markdown allowances, or the ability to cancel orders or return merchandise; inventory management; our ability to fund our planned capital investments; execution of the Company's long-term strategic plan; a recession, volatility in the financial markets, and other global economic factors, including inflation; capital and resource allocation among our strategic opportunities; our ability to realize the expected benefits from acquisitions; business opportunities and expansion; investments; expenses; dividends; share repurchases; cash management; liquidity; cash flow from operations; access to credit markets at competitive terms; borrowing capacity under our credit facility; cash repatriation; supply chain issues; labor shortages and wage pressures; consumer spending levels; licensed store arrangements; the effect of certain governmental assistance programs; the success of our marketing and sponsorship arrangements; expectations regarding increasing global taxes; the effect of increased government regulation, compliance, and changes in law; the effect of the adverse outcome of any material litigation or government investigation that affects us or our industry generally; the effects of weather; ESG risks; increased competition; geopolitical events; the financial effects of accounting regulations and critical accounting policies; counterparty risks; and any other factors set forth in the section entitled “Risk Factors” of our most recent Annual Report on Form 10-K.

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

Please refer to "Item 1A. Risk Factors" in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and any investment in our securities. Given these risks and uncertainties, you should not rely on forward-looking statements as predictions of actual results. Any or all of the forward-looking statements contained in this report, or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Foot Locker, Inc., incorporated under the laws of the State of New York in 1989. Foot Locker, Inc. and its subsidiaries hereafter are referred to as the "Registrant," "Company," “we," "our," or "us." Foot Locker, Inc. has its corporate headquarters in New York.

Foot Locker, Inc. is a leading footwear and apparel retailer that unlocks the "inner sneakerhead" in all of us. As of February 3, 2024, we operated 2,523 stores in 26 countries across North America, Europe, Australia, New Zealand, and Asia, and a licensed store presence in the Middle East and Asia. Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our websites, or on our mobile applications, is a high priority for us. We use our omni-channel capabilities to bridge the digital world and physical stores, including order-in-store, buy online and pickup-in-store, and buy online and ship-from-store, as well as e-commerce. We operate websites and mobile apps aligned with the brand names of our store banners. These sites offer our largest product selections and provide a seamless link between our e-commerce experience and physical stores.

The service marks, tradenames, and trademarks appearing in this report (except for Nike, Jordan, adidas, and New Balance) are owned by Foot Locker, Inc. or its subsidiaries.

Store and Operations Profile

						Square Footage
	January 28,			February 3,	Relocations/	(in thousands)
	2023	Opened	Closed	2024	Remodels	Selling	Gross
Foot Locker U.S.	747	7	31	723	50	2,401	4,080
Foot Locker Canada	86	1	2	85	6	259	426
Champs Sports	486	1	83	404	14	1,539	2,421
Kids Foot Locker	394	11	15	390	23	780	1,304
WSS	115	28	2	141	—	1,458	1,757
Footaction	2	—	1	1	—	3	6
North America	1,830	48	134	1,744	93	6,440	9,994
Foot Locker Europe (1)	644	25	32	637	30	1,208	2,470
Sidestep	78	—	78	—	—	—	—
EMEA	722	25	110	637	30	1,208	2,470
Foot Locker Pacific	94	5	1	98	13	243	366
Foot Locker Asia	33	—	20	13	—	52	98
atmos	35	1	5	31	—	28	48
Asia Pacific	162	6	26	142	13	323	512
Total owned stores	2,714	79	270	2,523	136	7,971	12,976

Licensed stores	159	56	13	202
Grand Total	2,873	135	283	2,725

(1)	Includes 16 and 13 Kids Foot Locker Stores as of January 28, 2023 and February 3, 2024, respectively.

2023 Form 10-K Page 1

As part of our Lace Up strategic plan, we aim to draw customers to our compelling new store concepts and build our off-mall portfolio to be the destination for all things sneakers. As of February 3, 2024, we operate 242 "Community," "House of Play," and "Power Stores" across our banners and geographies. Community stores are off-mall stores in the heart of the community that focus on creating authentic trust with local consumers and provide elevated shopping experiences with community spaces. Kids Foot Locker's House of Play concepts are rooted in play by offering a kids-first experience, including interactive playscapes, engaging activity areas, and the best styles for kids of all ages. Our Power Stores provide an elevated, seamless, and convenient shopping journey for the full family. Community, House of Play, and Power Stores provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. As of February 3, 2024 and January 28, 2023, off-mall stores represented 39% and 34% of gross square footage in North America, respectively.

The following is a brief description of each of our banners:

Foot Locker — Foot Locker, celebrating its 50th year in 2024, is a leading global brand at the "heart of sneakers." Our iconic "striper" store associates invite everyone to be part of sneaker culture by curating new, exclusive and freshly picked sneakers and apparel from leading global brands such as Nike, Jordan, adidas, and New Balance, as well as new and emerging brands in the athletic and lifestyle space. We connect emotionally with our consumers through a combination of global brand events, highly targeted and personalized experiences in local markets, and through our social and digital channels. The new Home Court store concept serves as the ultimate expression of Foot Locker’s ambitions around basketball, with 29 stores primarily in North America. Foot Locker’s 1,543 stores are located in 25 countries including 723 in the United States, Puerto Rico, U.S. Virgin Islands, and Guam, 85 in Canada, 624 in Europe, a combined 98 in Australia and New Zealand, and 13 in Asia. Our domestic stores have an average of 3,300 selling square feet and our international stores have an average of 2,100 selling square feet.

Kids Foot Locker — Kids Foot Locker offers a large selection of premium brand-name athletic footwear, apparel, and accessories for children. Kids Foot Locker enables youth of all ages to participate in sneaker culture and helps their parents shop in a curated environment with only the best assortment in stores and online. We drive a sense of community in local markets through our “House of Play” community store concept, which connects with kids, parents, and caregivers through the power of play, offering experiences and products that celebrate the wonder and fun of childhood. Of our 390 North America stores, 375 are located in the United States, and Puerto Rico, and 15 in Canada. There are an additional 13 stores in Europe. These stores have an average of 2,000 selling square feet.

Champs Sports — Champs Sports is a primarily mall-based specialty athletic footwear and apparel retailer in North America focused on serving the active athlete segment that is highly connected to sport and inspired by what is worn in the game and on the field. Champs Sports is our lead banner for apparel, driving more head-to-toe offerings for the consumer shopping for their performance and sports style. Of our 404 stores, 375 are located in the United States, Puerto Rico, and the U.S. Virgin Islands and 29 in Canada. The Champs Sports stores have an average of 3,800 selling square feet.

WSS — Acquired in 2021, WSS is an athletic-inspired retailer focused on the large and rapidly growing Hispanic consumer demographic, operating a fleet of 141 off-mall stores in key markets across California, Texas, Arizona, Florida, and Nevada. WSS’s community-driven business benefits from deep relationships with customers. WSS stores have an average of 10,300 selling square feet.

atmos — Acquired in 2021, atmos is a digitally-led, culturally-connected global brand featuring premium sneakers and apparel, an exclusive in-house label, collaborative relationships with leading vendors in the sneaker ecosystem, experiential stores, and a robust omni-channel platform. atmos operates 31 stores in Japan, with an average of 900 selling square feet. The brand is also licensed to various entities in Asia.

Competition

The athletic footwear and apparel industry is highly competitive. We compete primarily with athletic footwear specialty stores, sporting goods stores, department stores, traditional shoe stores, mass merchandisers, and online retailers, some of which are our suppliers.

2023 Form 10-K Page 2

Merchandise Purchases

Financial information concerning merchandise purchases is contained under the "Liquidity" section in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and under the "Business Risk" section in the Financial Instruments and Risk Management note in "Item 8. Consolidated Financial Statements and Supplementary Data."

Human Capital

We believe that our team members are one of our strongest competitive advantages and the high-quality service that they provide sets us apart from others in our industry. We had 14,335 full-time and 32,511 part-time employees as of February 3, 2024, and we consider employee relations to be satisfactory. Our Board of Directors, through the Human Capital and Compensation Committee, oversees human capital and management resources matters.

We believe the strength of our workforce is a significant contributor to our success as a global brand that leads with purpose. Our people strategy includes actions surrounding "Uniting our Communities of Talent" around the world to achieve focus and drive results as a more agile and dynamic organization. For example, we seek to be a great place to work by cultivating and celebrating a culture that promotes diversity, inclusion, and belonging (DIBs). By following our DIBs strategy as part of our people processes, we are able to attract, select, hire, grow, develop, promote, and retain valued team members with diverse backgrounds, perspectives, and experiences. We are relentless in creating a work environment that celebrates the differences that make us even stronger. In addition, our "Live Well. Work Well." framework enables us to provide support and resources for a variety of needs to help our team members reach their full potential. We provide career growth and professional development through formal learning and on-the-job experiences to advance our team members’ capabilities, confidence, and contributions.

Our compensation program is designed to attract, retain, and reward talented individuals who possess the skills necessary to lead and support our business objectives, achieve our strategic goals, and create long-term value for our shareholders. We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to eligible team members in each of our locations around the globe. Our compensation and benefits programs are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably, regardless of gender, race, or ethnicity, and we regularly review pay data to confirm we are doing so.

Available Information

We maintain a corporate website at www.footlocker.com/corp. Our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Corporate Governance section of our corporate website contains our Corporate Governance Guidelines, Committee Charters, and the Code of Business Conduct for directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Copies of these documents may also be obtained free of charge upon written request to our Corporate Secretary at 330 West 34th Street, New York, NY 10001.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Our inability to implement our long-range strategic plan may adversely affect our future results.

Our ability to successfully implement and execute our long-range strategic plan is dependent on many factors. Our strategies may require significant capital investment and management attention. Additionally, any new initiative is subject to certain risks, including customer acceptance of our products and renovated store designs or locations, our loyalty program, our digital e-commerce, competition, product differentiation, the ability to attract and retain qualified personnel, and our ability to successfully integrate our acquisitions and implement technological initiatives. If we cannot successfully execute our strategic growth initiatives or if the long-range plan does not adequately address the challenges or opportunities we face, our financial condition and results of operations may be adversely affected. Additionally, failure to meet shareholder expectations, particularly with respect to sales, supplier diversification, cost-cutting programs, operating margins, and earnings per share, would likely result in volatility in the market value of our stock.

2023 Form 10-K Page 3

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

Our business is dependent to a significant degree upon our ability to obtain premium products and the ability to purchase brand-name merchandise at competitive prices, from a limited number of suppliers. In addition, we have negotiated volume discounts, cooperative advertising, and markdown allowances with our suppliers, as well as the ability to cancel orders and return excess or unneeded merchandise. We cannot be certain that such terms with our suppliers will continue in the future.

We purchased 84% of our merchandise in 2023 from our top five suppliers and we expect to continue to obtain a significant percentage of our athletic product from these suppliers in future periods. Approximately 65% of all merchandise purchased in 2023 was purchased from one supplier — Nike, Inc. (“Nike”). Each of our banners is highly dependent on Nike. Merchandise that is high profile and in high demand is allocated by our suppliers based upon their own criteria. We cannot be certain that our suppliers will allocate sufficient amounts to us in the future or whether our suppliers will choose to further sell such merchandise through their own direct-to-customers channel.

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

2023 Form 10-K Page 4

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. For example, we order most of our footwear four to six months prior to delivery to us. If we fail to anticipate accurately either the market for the merchandise or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could negatively affect our gross margins and have a material adverse effect on our business, financial condition, and results of operations.

We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortment and improve store-level allocations to further tailor our assortments to customer needs and increase sell-through. Further, we are leveraging technology and data science to optimize our product-to-market processes and supply chain which we anticipate will enhance our in-season responsiveness. These initiatives and additional capabilities involve significant changes to our inventory management systems and processes. If we are unable to implement these initiatives, integrate these additional capabilities successfully, or properly utilize them, we may not realize the return on our investments that we anticipate, and our results of operations could be adversely affected.

We are affected by mall traffic and our ability to secure suitable store locations, both in malls and off-malls.

Many of our stores, especially in North America where 39% of our locations are off-mall, are located primarily in enclosed regional and neighborhood malls. Our sales are affected, in part, by the volume of mall traffic. Mall traffic may be adversely affected by, among other factors, economic downturns, the closing or continued decline of anchor department stores and/or specialty stores, and a decline in the popularity of mall shopping among our target customers. One of our strategic imperatives is to further increase the penetration of our North American fleet of off-mall locations to 50%.

Further, any terrorist act, natural disaster, public health issue, including pandemics, or safety concern that decreases the level of mall traffic, or that affects our ability to open and operate stores in such locations, could have a material adverse effect on our business.

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

Our future growth may depend on our ability to expand operations in international markets, including through licensed arrangements.

Our future growth will depend, in part, on our ability to expand our business in additional international markets. As we expand into new international markets, we may have only limited experience in operating our business in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets, such as through licensing agreements. In addition, business practices in these new international markets may be unlike those in the other markets we serve, and we may face increased exposure to certain risks. Our future growth may be materially adversely affected if we are unsuccessful in our international expansion efforts. Our inability to expand in international markets could have a material adverse effect on our business.

2023 Form 10-K Page 5

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

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Any act of violence, including active shooter situations and terrorist activities, that are targeted at or threatened against shopping malls, our stores, offices or distribution centers, could result in restricted access to our stores and/or store closures in the short-term and, in the long-term, may cause our customers and employees to avoid visiting our stores. The ongoing conflicts in Ukraine and the Middle East may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations.

Public health issues, including pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or result in significantly lower traffic to or closure of our stores, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster.

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

Social unrest, including riots, vandalism, and other crimes and acts of violence, may affect the markets in which we operate, our customers, delivery of our products and customer service, and could have a material adverse effect on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption, or destruction, regardless of cause, including riots, civil insurrection or social unrest, and manmade disasters or crimes. Such events may result in property damage and loss and may also cause customers to suspend their decisions to shop in our stores, interrupt our supply chain, and cause restrictions, postponements, and cancellations of events that attract large crowds and public gatherings, such as store marketing events. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or operating results.

Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors or other third parties including through organized retail crime and professional theft. While some level of inventory shrinkage is unavoidable, if we were to experience higher rates of inventory shrinkage, or if we were unable to effectively reduce losses or theft of assets, our results of operations could be affected adversely.

2023 Form 10-K Page 6

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

Risks Related to Technology, Data Security, and Privacy

We are subject to technology risks, including failures, security breaches, and cybersecurity risks that could harm our business, damage our reputation, and increase our costs in an effort to protect against these risks.

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

On July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance, and incident disclosure (the "SEC Cyber Rule"). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents, as well as annual disclosures of material information about their cybersecurity risk management, strategy, and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could affect strategies and availability of previously useful data.

2023 Form 10-K Page 7

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

Our inability to successfully manage the implementation of a new Enterprise Resource Planning ("ERP") system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are currently in the preliminary states of implementing a new ERP system, as part of a plan to integrate and upgrade our systems and processes. This initiative includes a fully-integrated global accounting, operations, and finance enterprise resource planning system. It will also include warehouse management, order management, as well as various interfaces between these systems, and supporting back-office systems. Additional implementation activities are expected to continue in phases over the next few years. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain, and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our results of operations and financial condition.

The technology enablement of omni-channel initiatives in our business is complex.

We continue to invest in initiatives designed to deliver a high-quality, coordinated shopping experience online, in stores, and on mobile devices, which requires substantial investment in technology, information systems, and employee training, as well as significant management time and resources. Our omni-channel retailing efforts include the integration and implementation of new technology, including technology and software associated with our ERP implementation, and processes to be able to fulfill orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. These efforts involve substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our omni-channel initiatives. If our omni-channel initiatives are not successful we may not be able to provide a relevant shopping experience, or we may not realize the return on our omni-channel investments that we anticipate, our financial performance and future growth could be materially adversely affected.

Privacy and data security concerns and regulation could result in additional costs and liabilities.

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation, breach or misuse involving this data could cause our customers to lose confidence in our ability to protect their data, which may cause them to potentially stop shopping with us or joining our loyalty program, attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position, and cash flows.

2023 Form 10-K Page 8

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis and regulations will likely continue to evolve over time. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the "EUGDPR") and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate requirements regarding the handling of personal data of employees and customers, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act, recently amended and effective January 1, 2023, by the California Privacy Rights Act (as so amended, the "CCPA"). In addition to enforcement authority granted to the California Attorney General, the CCPA established the "California Privacy Protection Agency," a dedicated state agency charged with the authority to audit and enforce privacy rules, among other responsibilities, and the CCPA permits a private right of action for certain violations of law. Other U.S. states have also enacted comprehensive consumer privacy laws, and additional states may follow. We have from time to time received inquiries from governmental authorities regarding our practices. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

These laws pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs and related risk. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to reputational harm and significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement, sanctions, and private litigation.

Risks Related to our Supply Chain and Operations

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate multiple distribution centers worldwide, as well as third-party arrangements, to support our operations in the United States, Canada, England, Australia, New Zealand, and Asia.

If complications arise with any facility or third-party arrangements, or if any facility is severely damaged or destroyed, our other distribution centers may be unable to support the resulting additional distribution demands. Our distribution center capabilities may also be affected by disruptions caused by upgrades or changes to our warehouse management systems. We also may be affected by disruptions in the global transportation network caused by events including delays caused by acts of war or hostility and related military actions, port disruption, port strikes, weather conditions, work stoppages, or other labor unrest. These factors may adversely affect our ability to deliver inventory on a timely basis. We depend upon third-party carriers for shipment of merchandise. Any interruption in service by these carriers for any reason could cause disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

2023 Form 10-K Page 9

Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Our ability to successfully execute our strategy depends on attracting, developing, and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies.

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

At February 3, 2024, we hold $152 million of non-controlling minority investments in various entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Risks Related to Shareholder Activism, Geopolitics, Regulations, Internal Controls, and Other External Risks

We may face risks associated with shareholder activism.

Publicly-traded companies are subject to campaigns by shareholders advocating corporate actions related to matters, such as corporate governance, operational practices, and strategic direction. We may become subject in the future to such shareholder activity and demands. Such activities could interfere with our ability to execute our business plans, affect our allocation of capital, disrupt relationships with our vendor partners, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or stock price.

2023 Form 10-K Page 10

Economic or political conditions in other countries, including fluctuations in foreign currency exchange rates and tax rates may adversely affect our operations.

A significant portion of our sales and operating income for 2023 was attributable to our operations outside of the United States. As a result, our business is subject to the risks associated with doing business outside of the United States such as local customer product preferences, political unrest, disruptions or delays in shipments, changes in economic conditions in countries in which we operate, foreign currency fluctuations, real estate costs, and labor and employment practices in non-U.S. jurisdictions that may differ significantly from those that prevail in the United States.

In addition, because our suppliers manufacture a substantial amount of our products in foreign countries, our ability to obtain sufficient quantities of merchandise on favorable terms may be affected by governmental regulations, trade restrictions, labor, and other conditions in the countries from which our suppliers obtain their product.

Fluctuations in the value of the euro and the British Pound may affect the value of our European earnings when translated into U.S. dollars. Similarly, our earnings in other jurisdictions may be affected by the value of currencies when translated into U.S. dollars. Our international subsidiaries conduct most of their business in their local currency.

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

2023 Form 10-K Page 11

Macroeconomic developments may adversely affect our business.

Our performance is subject to global economic conditions and the related effects on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products. The ongoing conflicts in Ukraine and the Middle East may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. Additionally, with the U.K.’s exit from the European Union in January 2020, known as Brexit, the ongoing uncertainties of the trading relationship between the U.K. and the European Union have yet to be completely realized and the ultimate outcome and long-term impacts for the U.K. and Europe remain uncertain. Ongoing changes and uncertainties related to Brexit, including trade frictions and Britain’s high inflation rate, continue to subject us to heightened trade risks in that region. In addition, disruptions to trade and free movement of goods, services, and people to and from the U.K., disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound, and additional legal, political, and economic changes also subject us to further uncertainty in the region.

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

A significant portion of the products that we purchase, including the portion purchased from U.S.-based suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations, and financial condition.

Instability in the financial markets may adversely affect our business.

The global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, disruptions to the banking system and financial market volatility resulting from bank failures, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of Brexit, the Russian invasion of the Ukraine, the conflict in the Middle East, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

At February 3, 2024, our cash and cash equivalents totaled $297 million. The majority of our investments were short-term deposits in highly-rated banking institutions. We regularly monitor our counterparty credit risk and mitigate our exposure by making short-term investments only in highly-rated institutions and by limiting the amount we invest in any one institution. We continually monitor the creditworthiness of our counterparties. At February 3, 2024, all investments were in investment grade institutions. Despite an investment grade rating, it is possible that the value or liquidity of our investments may decline due to any number of factors, including general market conditions and bank-specific credit issues.

2023 Form 10-K Page 12

Our U.S. pension plan trust holds assets totaling $359 million at February 3, 2024. The fair values of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension funding liability. We attempt to mitigate funding risk through asset diversification, and we regularly monitor investment risk of our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could affect the funded status of our pension plan and future funding requirements.

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

We face increased scrutiny and evolving expectations regarding environmental, social, and governance ("ESG") matters.

There is increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, and diversity, inclusion, and belonging. Legislators and regulators have imposed, and likely will continue to impose, ESG-related legislation, rules, and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities, or expose us to new or additional risks.

For example, developing and acting on ESG-related initiatives, including sourcing and operational decisions, collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC's recently approved climate-related reporting requirements and sustainability reporting requirements in the European Union.

2023 Form 10-K Page 13

In addition, state attorneys general and other state officials have spoken out against ESG-motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG-motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition, and liquidity.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively affect our operations. Changes in federal or state wage requirements, employee rights, health care, social welfare, or entitlement programs, including health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations. Additionally, we are regularly involved in litigation and demands, including commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, anti-corruption, and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement, mediation, arbitration, or adverse court or agency decision, may harm our business.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the United States, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could have a material adverse effect on our results of operations or financial condition.

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

We have $400 million of 4% Senior Notes due 2029. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our debt obligations could adversely affect our business, financial condition, results of operations, and other corporate requirements. This could require us to direct a substantial portion of our future cash flow toward payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, and other corporate requirements, thereby limiting our ability to respond to business opportunities.

2023 Form 10-K Page 14

We may be unable to draw on our credit facility in the future or we may be unable to secure a new credit facility with similar terms.

We have a $600 million asset-based revolving credit facility that is scheduled to expire in July 2025. Borrowings and letters of credit under our credit facility are not permitted to exceed a borrowing base, which is tied to our level of inventory. Therefore, reductions in the value of our inventory would result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. Also, if we do not comply with our financial covenants and we do not obtain a waiver or amendment from our lenders, the lenders may elect to cause any amounts then owed to become immediately due and payable, not fund any new borrowing, or they may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all. Additionally, our rates on our revolving credit facility may be affected by our credit ratings which could result in higher interest expense in the future.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Information security is an important part of the Company’s culture and foundational to its management. This philosophy is emphasized throughout the organization by the Board of Directors, senior leadership, and team members to help promote a Company-wide culture of cybersecurity risk management.

We use information technology and third-party service providers to support our global business processes and activities, which exposes us to cybersecurity risks. We have from time-to-time experienced cybersecurity incidents. In the event of a cybersecurity incident, we respond in accordance with our policies, processes, applicable laws, and regulations. When necessary, we also engage third parties, such as cybersecurity advisors, to assist in investigating and remediating incidents. To date, the cybersecurity incidents have not had a material effect on our business strategy, results of operations, or financial condition.

Key Program Components

We take cybersecurity seriously, and our cybersecurity program is aligned to well-known and established cybersecurity frameworks. We use, and continue to improve, our cyber defense-in-depth strategy, which uses multiple layers of security for holistic protection.

Our cybersecurity governance program is strategically integrated into our enterprise risk management and is periodically presented to the audit committee, which is responsible for oversight of the enterprise risk management framework associated with technology, security, data, and privacy, and the Board of Directors. These procedures include regular risk monitoring by management to update current risks and identify potential new and emerging risks. The Technology Committee receives regular briefings from our Chief Operations Officer, Chief Technology Officer, Chief Information Security Officer, and outside experts on cybersecurity risks and cyber risk oversight. During these meetings, the Technology Committee and management discuss these risks, risk management activities and efforts, best practices, lessons learned from incidents at other companies, the effectiveness of our security measures, and other related matters. The Technology Committee Chair reports on the committee’s meetings, considerations, and actions to the Board at the next Board meeting following each Technology Committee meeting. The Audit Committee also discusses and receives updates on cybersecurity matters in connection with its oversight of enterprise risk management.

We also maintain a variety of incident response plans that are utilized when incidents are detected. We conduct periodic tabletop exercises, in which different internal and external stakeholders, including from time to time our CEO, Non-Executive Chair, or Board of Directors, participate in a simulated cyber scenario. The purpose of these exercises is to test our cyber incident response plan, identify weaknesses or gaps, and ensure that all participants are aware of, and familiar with, their roles and responsibilities.

We require employees with access to information systems to undertake data protection and cybersecurity training. In addition, certain individuals with privileged access, such as system administrators and developers, are subject to additional controls and monitoring activities. We also conduct periodic phishing campaigns to train users to better identify, report, and avoid malicious content.

2023 Form 10-K Page 15

We recognize that third-party service providers may introduce cybersecurity risks to our organization. In an effort to mitigate these risks, we have implemented a process before engaging with third-party service providers which are designed to assess their cybersecurity practices. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers, requiring them to adhere to certain cybersecurity standards and protocols.

Our Chief Information Security Officer, with oversight from the Chief Technology Officer and Chief Operations Officer, is primarily responsible for assessing and managing cybersecurity risks. Our Chief Information Security Officer has extensive cybersecurity knowledge and skills gained from over 25 years’ experience in the field. Our Chief Information Security Officer is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.

Several experienced information security professionals report to our Chief Information Security Officer and he is supported by a team of trained cybersecurity team members. In addition to our extensive in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Notwithstanding the breadth of the Company’s information security program, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse impact. For a discussion of whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, see Item 1A. "Risk Factors," which is incorporated by reference into this Item 1C.

Item 2. Properties

Our properties consist of land, leased stores, administrative facilities, and distribution centers. Gross square footage and total selling area for our store locations at the end of 2023 were approximately 12.98 and 7.97 million square feet, respectively. These properties, which are primarily leased, are located in the United States and its territories, Canada, various European countries, Asia, Australia, and New Zealand.

As of February 3, 2024, we operated eight distribution centers, of which two are owned and six are leased, occupying an aggregate of 3.42 million square feet. Six of these distribution centers are in the United States, one in Canada, and one in the Netherlands. During 2023, we closed the distribution center that supported the Eastbay business and opened a new leased distribution center to support our Northeast operations. Additionally, we utilize the services of third-party providers for our operations in the U.K., Australia, New Zealand, South Korea, and Japan. We also operate a leased warehouse in the United States, which supports our Team Edition apparel business.

The Company plans to move two of its distribution centers to new leased locations to enhance capabilities and support planned growth for our WSS and European businesses. Our WSS distribution center is expected to open mid-year 2024, with our European distribution center expected to open in 2025. These new distribution centers will employ state-of-the-art technologies to deliver improved logistics capabilities and operational efficiencies.

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms similar to existing leases.

Item 3. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the "Legal Proceedings" note under "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 4. Mine Safety Disclosures

Not applicable.

2023 Form 10-K Page 16

Item 4A. Information about our Executive Officers

The following table provides information with respect to all persons serving as executive officers as of March 28, 2024, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Mary N. Dillon	Chief Executive Officer since September 2022. Previously, Ms. Dillon served as Chief Executive Officer of Ulta Beauty, Inc. from July 2013 through June 2021.	62	2022
Michael Baughn	Executive Vice President and Chief Financial Officer since June 2023. Previously, Mr. Baughn served in various roles at Kohl’s Corporation, including Executive Vice President of Finance and Treasurer from July 2021 through May 2023 and Senior Vice President of Finance and Treasurer from April 2018 through July 2021.	42	2023
Franklin R. Bracken	Executive Vice President and Chief Commercial Officer since December 2022. Previously, he served as Executive Vice President and Chief Operating Officer from November 2021 through December 2022, Executive Vice President and Chief Executive Officer — North America from July 2020 through November 2021, and Senior Vice President and General Manager Foot Locker U.S., Lady Foot Locker, and Kids Foot Locker from October 2017 through July 2020.	51	2021
Cynthia Carlisle	Executive Vice President and Chief Human Resource Officer since March 2024. Previously, she served in various roles at Stryker Corporation, including Group Vice President, Human Resources from July 2020 through February 2024 and Vice President, Talent Management from November 2019 through July 2020. She served as Vice President, Human Resources for Roche Diagnostics from September 2016 through October 2019.	49	2024
Jennifer L. Kraft	Executive Vice President and General Counsel since July 2023. Previously, she served as Senior Vice President, Deputy General Counsel and Corporate Secretary for Starbucks Corporation from September 2020 through June 2023. Prior to Starbucks, she served in roles of increasing responsibility at United Airlines Holdings, Inc. from July 2011 through September 2020, most recently as Deputy General Counsel, Vice President and Corporate Secretary.	53	2023
Elliott D. Rodgers	Executive Vice President and Chief Operations Officer since December 2022. Previously, Mr. Rodgers served as Chief People Officer for Project 44 from October 2021 through November 2022. He served in various roles at Ulta Beauty, Inc., including Chief Information Officer from September 2020 through October 2021, Chief Supply Chain Officer from April 2019 to September 2020, and Senior Vice President, Supply Chain from March 2017 through March 2019.	48	2022
Giovanna Cipriano	Senior Vice President and Chief Accounting Officer since May 2009.	54	2009

There are no family relationships among the executive officers or directors of the Company.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Foot Locker, Inc. common stock (ticker symbol "FL") is listed on the New York Stock Exchange as well as on the Börse Stuttgart stock exchange in Germany. As of February 3, 2024, we had 8,741 shareholders of record owning 94,283,984 common shares.

We declared dividends of $0.40 per share in the first, second, and third quarters of 2023. The declaration of dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and are dependent upon multiple factors, including future earnings, cash flows, financial requirements, and other considerations. As previously announced, the Company has paused dividends to increase balance sheet flexibility in support of longer-term strategic initiatives.

2023 Form 10-K Page 17

The following table is a summary of our fourth quarter share repurchases:

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that may yet be Purchased Under the Program (2)
October 29 to November 25, 2023	—	$—	—	$1,103,814,042
November 26 to December 30, 2023	1,606	29.53	—	1,103,814,042
December 31, 2023 to February 3, 2024	2,080	28.97	—	1,103,814,042
	3,686	$29.21	—

(1)	These columns reflect shares acquired in satisfaction of the tax withholding obligation of holders of restricted stock awards, which vested during the quarter.
(2)

On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock, this program does not have an expiration date.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders (common stock price appreciation plus dividends, on a reinvested basis) of our common stock relative to the total returns of the S&P 600 Specialty Retailing Index and the Russell 3000 Index.

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Foot Locker, Inc.	$100.00	$71.28	$84.38	$87.29	$91.03	$63.86
S&P 600 Specialty Retailing Index	$100.00	$103.07	$251.03	$218.01	$213.28	$235.64
Russell 3000 Index	$100.00	$120.31	$144.94	$168.53	$157.53	$192.27

We previously used the S&P 400 Specialty Retailing Index and the Russell Midcap Index, however, due to the reduction in size of our market capitalization it was determined that the S&P 600 Specialty Retailing Index and the Russell 3000 Index are more appropriate benchmarks as the median market capitalizations are the closest to the Company’s.

2023 Form 10-K Page 18

The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the total returns of the S&P 400 Specialty Retailing Index and Russell Midcap Index, our prior benchmarks. It is our intention to use the Russell 3000 Index and the S&P 600 Specialty Retailing Index for future performance graphs.

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Foot Locker, Inc.	$100.00	$71.28	$84.38	$87.29	$91.03	$63.86
S&P 400 Specialty Retailing Index	$100.00	$101.35	$150.57	$162.13	$155.60	$174.28
Russell Midcap Index	$100.00	$116.37	$137.00	$152.05	$149.72	$163.09

The above information should not be deemed "soliciting material" or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

2023 Form 10-K Page 19

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

($ in millions, except per share amounts)	2023 (1)	2022	2021	2020	2019
Summary of Operations:
Sales	$8,154	8,747	8,958	7,548	8,005
Licensing revenue	14	12	10	6	8
Gross margin	2,259	2,792	3,080	2,183	2,543
Selling, general and administrative expenses	1,852	1,903	1,851	1,587	1,650
Depreciation and amortization	199	208	197	176	179
Impairment and other	80	112	172	117	65
Interest (expense) income, net	(9)	(15)	(14)	(7)	11
Other (expense) income, net	(556)	(42)	384	192	4
Net (loss) income attributable to Foot Locker, Inc.	(330)	342	893	323	491
Per Common Share Data:
Basic earnings	$(3.51)	3.62	8.72	3.10	4.52
Diluted earnings	$(3.51)	3.58	8.61	3.08	4.50
Common stock dividends declared per share	$1.20	1.60	1.00	0.70	1.52
Weighted-average Common Shares Outstanding:
Basic earnings	94.2	94.3	102.5	104.3	108.7
Diluted earnings	94.2	95.5	103.8	105.1	109.1
Financial Condition:
Cash and cash equivalents	$297	536	804	1,680	907
Merchandise inventories	1,509	1,643	1,266	923	1,208
Property and equipment, net	930	920	917	788	824
Total assets	6,868	7,907	8,135	7,043	6,589
Long-term debt and obligations under capital leases	447	452	457	110	122
Total shareholders’ equity	2,890	3,293	3,243	2,776	2,473
Financial Ratios:
Sales per average gross square foot (2)	$510	548	540	417	510
SG&A as a percentage of sales	22.7%	21.8	20.7	21.0	20.6
Net (loss) income margin	(4.0)%	3.9	10.0	4.3	6.1
Adjusted net income margin (3)	1.6%	5.4	8.4	3.9	6.7
Earnings (loss) before interest and taxes (EBIT) (3)	$(414)	539	1,254	501	661
EBIT margin (3)	(5.1)%	6.2	14.0	6.6	8.3
Adjusted EBIT (3)	$214	692	1,049	428	722
Adjusted EBIT margin (3)	2.6%	7.9	11.7	5.7	9.0
Return on assets (ROA)	(4.5)%	4.3	11.8	4.7	9.4
Return on invested capital (ROIC) (3)	3.8%	9.2	16.4	8.6	12.5
Current ratio	1.7	1.6	1.4	1.7	2.0
Other Data:
Capital expenditures	$242	285	209	159	187
Number of stores at year end	2,523	2,714	2,858	2,998	3,129
Total selling square footage at year end (in millions)	7.97	7.92	7.91	7.50	7.57
Total gross square footage at year end (in millions)	12.98	13.15	13.28	12.98	13.15

(1)	Results for fiscal year 2023 reflect 53 weeks of operations as compared to 52 weeks for all other years presented.
(2)

Calculated as store sales divided by the average monthly ending gross square footage of the last thirteen months. The computation for each of the years presented reflects the foreign exchange rate in effect for such year.

(3)	These represent non-GAAP measures, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information and calculation.

2023 Form 10-K Page 20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 detail and year-over-year comparisons between these years. For a comparison of our results for 2022 to our results of 2021 and other financial information related to 2021, refer to our Annual Report on Form 10-K for the year ended January 28, 2023 filed with the SEC on March 27, 2023.

Our Business

Foot Locker, Inc. is a leading specialty retailer operating 2,523 stores in 26 countries across the North America, Europe, Australia, New Zealand, and Asia. We also have licensed store presence in the Middle East and Asia, with other geographies expected in 2024. Results for fiscal year 2023 reflect 53 weeks of operations as compared to 52 weeks for all other years presented.

Foot Locker, Inc. has a strong history of sneaker authority that sparks discovery and ignites the power of sneaker culture through its portfolio of brands, including Foot Locker, Kids Foot Locker, Champs Sports, WSS, and atmos.

Overview of Consolidated Results

(in millions, except per share data)	2023	2022	2021
Sales	$8,154	$8,747	$8,958
Sales per average square foot	510	548	540
Licensing revenue	14	12	10
Gross margin	2,259	2,792	3,080
Gross margin rate	27.7%	31.9%	34.4%
Selling, general and administrative expenses ("SG&A")	1,852	1,903	1,851
SG&A, as a percentage of sales	22.7%	21.8%	20.7%
Income from operations	$142	$581	$870
(Loss) income from continuing operations before income taxes	$(423)	$524	$1,240
Net (loss) income attributable to Foot Locker, Inc.	$(330)	$342	$893
Diluted earnings per share	$(3.51)	$3.58	$8.61

Adjusted net income (non-GAAP)	$134	$473	$755
Adjusted diluted earnings per share (non-GAAP)	$1.42	$4.95	$7.27

Summary of our 2023 financial performance:

	2023	2022	2021
Sales (decrease) increase	(6.8)%	(2.4)%	18.7%
Comparable-store sales (decrease) increase	(6.7)%	(1.9)%	15.4%

●	Sales per square foot decreased to $510, from $548 per square foot in 2022, consistent with the overall sales decline of 6.8%. Excluding the effect of foreign currency fluctuations, sales decreased by 7.0% as compared to the prior-year period.
●	Our footwear sales represented 81% of total sales, while apparel and accessory sales were 19%, reflecting a 1% increase in footwear sales compared to the prior year.
●

One of our strategic initiatives is improving our omni-channel capabilities. We are making ongoing investments in our omni-channel ecosystem, including our e-commerce experience and supply chain capabilities, in order to create seamless shopping experiences across all of our sales channels. During the year, we saw improvements in our e-commerce capabilities and the percentage of our direct-to-customers sales channel increased to 17.6% of total sales in 2023 as compared with 16.3% last year, excluding the sales from our Eastbay business that we closed in late 2022.

●

Gross margin, as a percentage of sales, decreased to 27.7% as a result of increased promotions during 2023 and occupancy rate deleverage from the decline in sales.  We prudently managed our markdowns to ensure that we ended the year with an improved inventory position.

●

Our cost optimization program provided benefits, however it was not enough to offset the decline in sales and our strategic investments in technology and wages for our store team members. SG&A expenses were 22.7% of sales, an increase of 90 basis points as compared with the prior year.

2023 Form 10-K Page 21

●

We continued to rationalize our portfolio of store brands and geographies to focus on our core banners. During 2023 we made significant progress, we completed the wind down of the Sidestep and atmos U.S. businesses, and we transitioned our businesses in Singapore and Malaysia to a license model.  Additionally, we reduced our business in Asia by closing our operations in Hong Kong and Macau.

●

During the year, we incurred costs to streamline our operations in Asia as well other non-cash charges related to our minority investments and our pension plan. See the "Other (Expense) Income," net section for further information.

●	In 2023, we closed 270 stores, of which 83 related to our Champs Sports banner as we continued to shift this banner to focus serving the active athlete. Additional closures are anticipated in early 2024 to finalize the repositioning of this banner. Our closures were focused on stores that were underperforming and reflected the actions taken to rationalize our portfolio.
●

Our focus for 2023 was an intentional investment and repositioning period and that is reflected in our results. Adjusted net income was $134 million, or $1.42 diluted earnings per share, as compared with adjusted net income of $473 million, or $4.95 diluted earnings per share, in the prior year. See the "Reconciliation of Non-GAAP Measures" section for detailed explanations of the various adjustments to our adjusted results.

Highlights of our financial position for the year ended February 3, 2024 include:

●	We ended the year with cash and cash equivalents of $297 million at February 3, 2024.
●	We reduced our merchandise inventories to $1.5 billion, or by 8.2%, as we focused on improving our inventory position.
●	Net cash provided by operating activities was $91 million as compared with $173 million last year. This reflected lower net income, partially offset by a decrease in inventory.
●

Cash capital expenditures during 2023 totaled $242 million and were primarily directed to the remodeling or relocation of 136 stores and the build-out of 79 new stores, as well as various technology and infrastructure projects. The new stores were focused on expanding our "Community," "House of Play," and "Power" stores, and we opened 69 stores bringing the total to 242 new concept stores operating as of the end of the fiscal year. Our capital plans for 2024 will continue to focus on the modernization of the store portfolio.

●

During 2023, we returned $113 million of cash to our shareholders through dividends. As previously announced, the Company has paused dividends to increase balance sheet flexibility in support of longer-term strategic initiatives.  We have embarked on a significant project to upgrade and update all of our enterprise planning systems, including e-commerce, supply chain, and financial systems.

Reconciliation of Non-GAAP Measures

In addition to reporting our financial results in accordance with generally accepted accounting principles ("GAAP"), we report certain financial results that differ from what is reported under GAAP. In the following tables, we have presented certain financial measures and ratios identified as non-GAAP such as Earnings (Loss) Before Interest and Taxes ("EBIT"), adjusted EBIT, adjusted EBIT margin, adjusted income before income taxes, adjusted net income, adjusted net income margin, adjusted diluted earnings per share, Return on Invested Capital ("ROIC"), and free cash flow.

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

The non-GAAP financial information is provided in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP results discussed throughout this Annual Report on Form 10-K. All adjusted amounts exclude the loss from discontinued operations. Please see the non-GAAP reconciliations for free cash flow in the "Liquidity and Capital Resources" section.

2023 Form 10-K Page 22

Reconciliation of Non-GAAP Measures

($ in millions)	2023	2022	2021
Pre-tax (loss) income:
(Loss) income from continuing operations before income taxes	$(423)	$524	$1,240
Pre-tax adjustments excluded from GAAP:
Impairment and other (1)	80	112	172
Other expense / income, net (2)	548	41	(377)
Adjusted income before income taxes (non-GAAP)	$205	$677	$1,035

Calculation of Earnings (Loss) Before Interest and Taxes (EBIT):
(Loss) income from continuing operations before income taxes	$(423)	$524	$1,240
Interest expense, net	(9)	(15)	(14)
EBIT	$(414)	$539	$1,254

Adjusted income before income taxes	$205	$677	$1,035
Interest expense, net	(9)	(15)	(14)
Adjusted EBIT (non-GAAP)	$214	$692	$1,049

EBIT margin %	(5.1)%	6.2%	14.0%
Adjusted EBIT margin %	2.6%	7.9%	11.7%

After-tax income:
Net (loss) income attributable to Foot Locker, Inc.	$(330)	$342	$893
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $18, $21, and $42, respectively (1)	62	91	130
Other expense / income, net of income tax (benefit) expense of ($142), ($9), and $99, respectively (2)	406	32	(278)
Net loss from discontinued operations, net of income tax benefit of $-, $1, and $-, respectively (3)	—	3	—
Tax reserves benefit / charge (4)	(4)	5	—
Tax benefits related to tax law rate changes (5)	—	—	(1)
Tax charge related to revaluation of certain intellectual property rights (6)	—	—	11
Adjusted net income (non-GAAP)	$134	$473	$755

Earnings per share:
Diluted EPS	$(3.51)	$3.58	$8.61
Diluted EPS amounts excluded from GAAP:
Impairment and other (1)	0.66	0.95	1.24
Other expense / income, net (2)	4.31	0.33	(2.68)
Net loss from discontinued operations (3)	—	0.04	—
Tax reserves benefit / charge (4)	(0.04)	0.05	—
Tax benefits related to tax law rate changes (5)	—	—	(0.01)
Tax charge related to revaluation of certain intellectual property rights (6)	—	—	0.11
Adjusted diluted EPS (non-GAAP)	$1.42	$4.95	$7.27

Net (loss) income margin %	(4.0)%	3.9%	10.0%
Adjusted net income margin %	1.6%	5.4%	8.4%

2023 Form 10-K Page 23

Notes on Non-GAAP Adjustments

(1)

For 2023, 2022, and 2021, we recorded impairment and other of $80 million ($62 million after tax), $112 million ($91 million after tax), $172 million ($130 million after tax), respectively. See the "Impairment and Other" section for further information.

(2)

During 2023, 2022, and 2021, we recorded other expense of $548 million ($406 million after tax), and $41 million ($32 million after tax), and other income of $377 million ($278 million after-tax), respectively. These adjustments represent fair value and other changes in minority investments, pension settlement charges, and gains on sales of properties and businesses. See Note 5, "Other (Expense) Income, net" for further information.

(3)	We recognized a charge to discontinued operations of $4 million ($3 million after tax) during the fourth quarter of 2022 related to the resolution of a legal matter of a business we formerly operated.

(4)

In the first quarter of 2023, we recorded a $4 million benefit related to income tax reserves due to a statute of limitations release. In the second quarter of 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement.

(5)	We recognized a tax charge of $1 million during the fourth quarters of 2021 in connection with tax law changes in the Netherlands.

(6)	We recorded a tax charge related to the revaluation of certain intellectual property rights, pursuant to a non-U.S. advance pricing agreement of $11 million for 2021.

Return on Invested Capital

ROIC is presented below and represents a non-GAAP measure. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC, subject to certain adjustments, is also used as a measure in executive long-term incentive compensation.

The closest U.S. GAAP measure to ROIC is Return on Assets (“ROA”) and is also presented below. ROA is calculated as net income attributable to Foot Locker, Inc. in the fiscal year divided by the two-year average of total assets. ROA decreased to (4.5)% as compared with 4.3% in the prior year. This decrease reflected a net loss in 2023 as compared with net income in 2022. Our ROIC decreased to 3.8% in 2023, as compared with 9.2% in the prior year. The overall decrease in ROIC reflected a decrease in adjusted return after taxes in 2023.

	2023	2022	2021
ROA (1)	(4.5)%	4.3%	11.8%
ROIC %	3.8%	9.2%	16.4%

(1)

Represents net (loss) income attributable to Foot Locker, Inc. of ($330) million, $342 million, and $893 million divided by average total assets of $7,388 million, $8,021 million, and $7,589 million for 2023, 2022, and 2021, respectively.

Calculation of ROIC

($ in millions)	2023	2022	2021
Adjusted EBIT	$214	$692	$1,049
+ Interest component of straight-line rent expense (1)	133	136	144
Adjusted net operating profit	347	828	1,193
- Adjusted income tax expense (2)	(107)	(244)	(321)
+ Net loss attributable to noncontrolling interests	—	1	1
= Adjusted return after taxes	$240	$585	$873
Average total assets	$7,388	$8,021	$7,589
- Average cash and cash equivalents	(417)	(670)	(1,242)
- Average non-interest bearing current liabilities	(927)	(1,109)	(1,060)
- Average merchandise inventories	(1,576)	(1,455)	(1,095)
+ 13‑month average merchandise inventories	1,804	1,569	1,116
= Average invested capital	$6,272	$6,356	$5,308
ROIC %	3.8%	9.2%	16.4%

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

2023 Form 10-K Page 24

Segment Reporting and Results of Operations

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Champs Sports, Kids Foot Locker, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of the Foot Locker and Kids Foot Locker banners operating in Europe, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia, New Zealand, and Asia, as well as atmos, which operates primarily in Asia. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

As previously announced, during the second quarter of 2023, we ceased operating the Sidestep banner and closed the stores operating in Hong Kong and Macau. Additionally during the second quarter of 2023, we sold our Singapore and Malaysia businesses to our license partner. Our license partner now operates those stores under a licensing agreement. During the fourth quarter of 2023, we closed our atmos U.S. stores and e-commerce business.

Sales

Comparable sales is a key performance indicator for us. All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes direct-to-customers sales as a result of our omnichannel strategy. We view our e-commerce business as an extension of our physical stores. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations. Comparable-store sales for 2023 do not include sales from the 53rd week.

Sales from acquired businesses that include inventory are included in the computation of comparable-store sales after 15 months of operations. Accordingly, sales of WSS and atmos were included effective January 2023 and March 2023, respectively.

The information shown below represents certain sales metrics by sales channel:

($ in millions)	2023	2022	2021
Store sales	$6,751	$7,219	$7,029
$ Change	$(468)	$190
% Change	(6.5)%	2.7%
% of total sales	82.8%	82.5%	78.5%
Comparable sales (decrease) increase	(6.5)%	3.7%	25.8%

Direct-to-customer sales	$1,403	$1,528	$1,929
$ Change	$(125)	$(401)
% Change	(8.2)%	(20.8)%
% of total sales	17.2%	17.5%	21.5%
Comparable sales decrease	(7.4)%	(21.2)%	(10.6)%

Total sales	$8,154	$8,747	$8,958
$ Change	$(593)	$(211)
% Change	(6.8)%	(2.4)%
Comparable sales (decrease) increase	(6.7)%	(1.9)%	62.8%

In 2023, sales decreased by 6.8% to $8,154 million from sales of $8,747 million in 2022. Excluding the effect of foreign currency fluctuations, sales decreased by 7.0% as compared with 2022. Results from 2023 include the effect of the 53rd week, which represented sales of $98 million.

2023 Form 10-K Page 25

	Constant Currencies	Comparable Sales
Foot Locker	(2.7)%	(2.3)
Champs Sports	(22.2)	(20.4)
Kids Foot Locker	1.1	0.2
WSS	6.0	(6.8)
Other	n.m.	n.m.
North America	(8.5)%	(8.7)
Foot Locker	1.0%	(0.8)
Sidestep	n.m.	n.m.
EMEA	(3.1)%	(2.1)
Foot Locker	(3.1)%	4.7
atmos	0.5	(2.1)
Asia Pacific	(2.0)%	2.6
Total Foot Locker, Inc.	(7.0)%	(6.7)

Comparable sales decreased by 6.7% as compared with the prior year. By operating segment, North America and EMEA had decreases of 8.7% and 2.1%, respectively, while Asia Pacific generated an increase of 2.6%. Comparable sales decreased in both our stores and direct-to-customer channels in 2023, due to ongoing macroeconomic headwinds as our customers become more discerning due to inflation and other cost pressures, which affected customer traffic and conversion, as well as changing vendor mix coupled with the repositioning of our Champs Sports banner. We are repositioning the Champs Sports banner to serve the active athlete, which resulted in expected comparable sales declines due to the transition.

For the combined channels, sales excluding foreign currency fluctuations, declined in all the regions we operate. North America sales were negatively affected by the closure of Eastbay business, which ceased operating in late 2022, as well as the repositioning of Champs Sports. Eastbay's sales primarily represent the other category, and excluding those sales the decline for North America would have been decline of 6.9%. Constant currency sales for EMEA decreased primarily from the closure of the Sidestep banner in the second quarter of 2023. Excluding the sales from the Sidestep banner, constant currency sales for our Foot Locker stores operating in EMEA increased by 1.0%. Asia Pacific's sales decreased primarily as a result of our strategic decisions to close our operations in Hong Kong and Macau and to sell our Singapore and Malaysia operations to our licensing partner. Within Asia Pacific, combined sales for our operations in Australia, New Zealand, and South Korea generated positive comparable sales.  Our atmos operations were negatively affected by foreign currency fluctuations, however generated a positive increase excluding currency movements. On a comparable basis, atmos was negatively affected by declines in availability of key styles and reduced tourism.

From a product perspective for the combined channels, the sales decrease in 2023 was across footwear, apparel, and accessories.

Gross Margin

	2023	2022	2021
Gross margin rate	27.7%	31.9%	34.4%
Basis point decrease in the gross margin rate	(420)	(250)
Components of the change:
Merchandise margin rate decline	(340)	(240)
Higher occupancy and buyers’ compensation expense rate	(80)	(10)

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

The gross margin rate decreased in 2023 by 420 basis points as compared to the prior year, reflecting higher promotional activity in the current marketplace and markdowns recorded to reduce overall inventory levels and improve aging. Other factors that negatively affected the rate were higher cost of merchandise and increased shrink. The occupancy rate deleverage reflected the fixed nature of these costs in relation to the decline in sales.

2023 Form 10-K Page 26

Selling, General and Administrative Expenses (SG&A)

($ in millions)	2023	2022	2021
SG&A	$1,852	$1,903	$1,851
$ Change	$(51)	$52
% Change	(2.7)%	2.8%
SG&A as a percentage of sales	22.7%	21.8%	20.7%

SG&A decreased by $51 million, or 2.7%, in 2023, as compared with the prior year. As a percentage of sales, the SG&A rate increased by 90 basis points as compared with 2022. Excluding the effect of foreign currency fluctuations, SG&A decreased by $60 million, or 3.2%, as compared with the prior year.

The increase in SG&A, as a percentage of sales, primarily reflected deleverage from the decline in sales, coupled with pressures from inflation and investments in front-line wages and technology aimed at improving the omnichannel experience and customer data analytics. Partially offsetting these increases were lower incentive compensation expense due to the Company's underperformance relative to targets and savings from our cost optimization program.

Depreciation and Amortization

($ in millions)	2023	2022	2021
Depreciation and amortization	$199	$208	$197
$ Change	$(9)	$11
% Change	(4.3)%	5.6%

Depreciation and amortization decreased by $9 million as compared with the prior year. Excluding the effect of foreign currency fluctuations, depreciation and amortization decreased by $10 million primarily due operating fewer stores and the effect from impairments recorded in the current and prior year.

Operating Results

Division profit was $264 million, or 3.2% of sales in 2023. This compares with $844 or 9.6% of sales, for the prior year. The decrease was driven by both sales channels experiencing declines in sales coupled with lower gross margins due to the promotional environment and deleveraging expenses, while cost-cutting program benefits were not enough to offset the decline in sales.

Impairment and Other

For 2023, impairment and other included impairment charges of $30 million from a review of underperforming stores and accelerated tenancy charges on right-of-use assets for closures of the Sidestep banner, certain Foot Locker Asia stores, and our U.S. atmos stores. Additionally, we incurred transformation consulting expense of $27 million and reorganization costs of $17 million primarily related to severance and the closures of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center. The results for 2023 also included intangible asset impairment of $9 million on an atmos tradename, partially offset by a $4 million reduction in the fair value of the atmos contingent consideration.

For 2022, impairment and other charges included $58 million of impairment of long-lived assets and right-of-use assets and accelerated tenancy charges, $42 million of transformation consulting, $22 million of primarily severance costs related to a reorganization, $9 million of litigation costs related to an employment matter, $8 million of Sidestep tradename asset impairment, and $4 million of acquisition integration costs, partially offset by a $31 million reduction in the fair value of the atmos contingent consideration liability.

See Note 4, "Impairment and Other" for additional information.

Corporate Expense

($ in millions)	2023	2022	2021
Corporate expense	$42	$151	$129
$ Change	$(109)	$22

2023 Form 10-K Page 27

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items. The allocation of corporate expense to the operating divisions is adjusted annually based upon an internal study.

Depreciation and amortization included in corporate expense was $36 million and $39 million in 2023 and 2022, respectively. Excluding the changes in depreciation and amortization, corporate expense decreased primarily due to an increase in the allocation of corporate expense to the banners in 2023 and lower incentive compensation expense, including share-based compensation expense that is tied to performance, partially offset by our ongoing investments in information technology.

Interest Expense, net

($ in millions)	2023	2022	2021
Interest expense	$(24)	$(24)	$(17)
Interest income	15	9	3
Interest expense, net	$(9)	$(15)	$(14)
Weighted-average interest rate (excluding fees)	3.9%	3.8%	4.8%

We recorded net interest expense of $9 million in 2023, compared to $15 million in 2022. Interest income increased primarily due to higher interest rates earned on our cash and cash equivalents coupled with higher interest earned on our cross-currency swap.

Other (Expense) Income, net

($ in millions)	2023	2022	2021
Other (expense) income, net	$(556)	$(42)	$384

This caption generally includes non-operating items, including changes in fair value of minority investments measured at fair value or using the fair value measurement alternative, gains on sales of businesses or assets, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit (expense) related to our pension and postretirement programs excluding the service cost component.

During 2023, we recorded an impairment of $478 million on a minority investment due to the decreased valuation resulting from the investee's underperformance and continued losses. The minority investment is accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment under the practicability exception. We assess the carrying value of this investment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and consider factors including, but not limited to, expected cash flows, underperformance relative to its plans and continued losses of the investee. We estimated the fair value using both a discounted cash flow approach and a market approach, which consider forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, terminal values, and selected comparable companies.

During the fourth quarter of 2023, as part of efforts to reduce our pension plan obligations, we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of our pension plan participants, or their designated beneficiaries. In connection with this transaction, we recorded a non-cash pretax settlement charge of $75 million. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss."

During 2022, we sold our investment in a publicly traded stock, Retailors, Ltd. for a loss of $62 million, offset by $1 million of dividend income. Partially offsetting the loss was a $19 million gain on the divestiture of our Team Sales business.

See Note 5, "Other (Expense) Income, net" for additional information.

Income Taxes

($ in millions)	2023	2022	2021
Income tax (benefit) expense	$(93)	$180	$348
Effective tax rate	22.0%	34.3%	28.1%

2023 Form 10-K Page 28

We recorded an income tax benefit of $93 million in 2023, or an effective rate of 22.0%, as compared with income tax expense of $180 million or 34.3% in 2022. The change in the effective tax rate reflected several factors, including the effects of non-deductible losses, as well as the level and geographic mix of income. The effective tax rate in 2023 included a 200-basis point deferred tax asset adjustment which negatively affected the tax rate.

We regularly assess the adequacy of provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, reserves for unrecognized tax benefits may be adjusted due to new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. We recorded a $4 million reserve release in 2023 from a statute of limitations expiration on our foreign income taxes, as well as other various reserve releases totaling $4 million due to settlements of international tax examinations. During 2022, we recorded a $5 million charge related to our income tax reserves due to the resolution of a foreign tax settlement. Partially offsetting this charge in 2022 were tax benefits totaling $3 million from reserves releases due to various statute of limitation lapses. The changes in the tax reserves were not significant in 2021.

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") of 2022 into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. We do not currently expect the IRA tax provisions will have a significant effect on our overall effective tax rate. There were no share repurchases during 2023, thus no incremental excise tax paid.

The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, we do not currently expect a significant effect on our overall effective tax rate for 2024. We are monitoring developments and evaluating the effects that these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to pay down liabilities and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, and other support facilities; quarterly dividend payments; and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements.

We may also repurchase our common stock through open market purchases, privately negotiated transactions, or otherwise, including through Rule 10b5-1 trading plans. Such repurchases if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. On February 24, 2022, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.2 billion of its common stock. The new share repurchase program does not have an expiration date and as of February 3, 2024, approximately $1.1 billion remained available. Our board’s authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.

The Board of Directors regularly reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook of our earnings, liquidity, and cash flow. We do not currently expect to pay dividends to allow us to invest in our strategic priorities, such as modernizing our technology infrastructure and stores.

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

2023 Form 10-K Page 29

Maintaining access to merchandise that we consider appropriate for our business may be subject to the policies and practices of our key suppliers. Therefore, we believe that it is critical to continue to maintain satisfactory relationships with these key suppliers. We purchased 84% and 86% of our merchandise from our top five suppliers in 2023 and 2022, respectively. Approximately 65% was purchased from one supplier, Nike, Inc., in both 2023 and 2022.

Planned capital expenditures in 2024 are $285 million, of which $200 million is dedicated to real estate projects designed to elevate our customers’ in-store experience. This includes the updating of approximately 400 existing stores to our current design standards and will incorporate key elements of our current brand design specifications. Spending for 2024 also includes the planned opening of approximately 20 new WSS stores and 15 new Foot Locker and Kids Foot Locker stores, representing the continued expansion of our off-mall community-based and “power” store formats, which provide pinnacle retail experiences that deliver connected customer interactions through service, experience, product, and a sense of community. Finally, the capital plan for 2023 also includes $85 million primarily for our technology and supply chain initiatives, including capital expenditures related to two new distribution centers. We also expect to spend an additional $60 million in software-as-a-service implementation costs related to our technology initiatives as we modernize our enterprise resource planning tools including e-commerce, supply chain, and finance. We have the ability to revise and reschedule some of the anticipated spending program should our financial position require it.

Operating Activities

($ in millions)	2023	2022	2021
Net cash provided by operating activities	$91	$173	$666
$ Change	$(82)

The amount provided by operating activities reflects net (loss) income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment and other, pension settlement charge, fair value adjustments to our minority investments, depreciation and amortization, deferred income taxes, and share-based compensation expense. The decrease in cash from operating activities reflected lower net income, partially offset by timing of merchandise purchases and payments of accounts payable, as compared to the prior year.

Investing Activities

($ in millions)	2023	2022	2021
Net cash used in investing activities	$(222)	$(162)	$(1,376)
$ Change	$(60)

The increase in cash used in investing activities primarily reflected lower capital expenditures coupled with the prior-year sale of one of our minority investments and a sale of a business.

Capital expenditures in 2023 decreased to $242 million from $285 million in the prior year, which was elevated as several large projects related to 2021 were paid in the first quarter of 2022. During 2023, we completed the remodeling or relocation of 136 existing stores, the build-out of 79 new stores, and made progress on the development of information systems, websites, and infrastructure, including supply chain initiatives.  During 2023 we made meaningful progress as we continue to implement our strategic initiative to power-up our portfolio of stores. Capital expenditures in 2023 included 69 new stores in our "power" or "community" doors concept, bringing the total to 242 in operation as of February 3, 2024.

During 2023, we sold our businesses operating in Singapore and Malaysia for total cash consideration of $24 million, or $16 million net of $8 million of cash in the business. We also sold a corporate office property in North America for proceeds of $6 million. Additionally, we invested $2 million and $5 million in 2023 and 2022, respectively, in minority investments with various limited partner venture capital funds managed by Black fund managers, who are committed to advancing diverse-led businesses as part of our Leading in Education and Economic Development (LEED) initiative.

During 2022, we sold our investment in a public entity (Retailors, Ltd.) generating cash of $83 million and dissolved a joint venture for proceeds of $12 million. Also during 2022, we sold our Eastbay Team Sales business receiving proceeds of $47 million.

Financing Activities

($ in millions)	2023	2022	2021
Net cash used in financing activities	$(120)	$(279)	$(152)
$ Change	$159

2023 Form 10-K Page 30

Cash used in financing activities consisted primarily of our return to shareholders initiatives, as follows:

($ in millions)	2023	2022	2021
Dividends paid on common stock	$113	$150	$101
Share Repurchases	—	129	348
Total returned to shareholders	$113	$279	$449

We declared and paid $113 million in dividends representing a quarterly rate of $0.40 per share paid out in the first, second and third quarters of 2023, as compared with $129 million in dividends in 2022, representing a quarterly rate of $0.40 per share paid out in each quarter in the prior year. No shares of our common stock were repurchased pursuant to our share repurchase program during 2023, as compared with $129 million repurchased during 2022. We paid $10 million during 2023 to satisfy tax withholding obligations related to vesting of share-based equity awards.

From November 3, 2023 through December 5, 2023, in order to fund working capital needs for the holiday selling season, we borrowed varying amounts under our credit facility, with $146 million of aggregate borrowings and no more than $89 million outstanding during that time. No borrowings remained outstanding as of February 3, 2024.

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

($ in millions)	2023	2022	2021
Net cash provided by operating activities	$91	$173	$666
Free cash flow	$(151)	$(112)	$457

Capital Structure

We maintain a credit facility for working capital and general corporate purposes. We currently have a $600 million asset-based revolving credit facility that is scheduled to expire on July 14, 2025. No borrowings were outstanding as of February 3, 2024. The amount of borrowing availability under our credit facility is reduced by the amount of standby and commercial letters of credit outstanding, which are not significant.

Credit Rating

As of March 28, 2024, our corporate credit ratings from Standard & Poor’s and Moody’s Investors Service are BB and Ba2, respectively. In addition, Moody’s Investors Service has rated our senior unsecured notes Ba3.

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

2023 Form 10-K Page 31

Impairment of Long-Lived Tangible Assets and Right-of-Use Assets

We perform an impairment review when circumstances indicate that the carrying value of long-lived tangible assets and right-of-use assets may not be recoverable ("a triggering event"). Our policy for determining whether a triggering event exists comprises the evaluation of measurable operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities, which is generally at the store level. We also evaluate for triggering events at the banner level. If an impairment review is necessitated by the identification of a triggering event, we determine the fair value of the asset using assumptions predominately identified from our historical performance and our long-range strategic plans.

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

2023 Form 10-K Page 32

Fair Value Measurements of Minority Investments

We account for certain minority investments using the fair value measurement alternative, which is at cost, adjusted for changes in observable prices minus impairment under the practicability exception. We evaluate our minority investments for impairment when events or circumstances indicate that the carrying value of the investment may not be recoverable and that impairment is other than temporary. If an indication of impairment occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

We estimate the fair value of our minority investments using a discounted cash flow approach and/or a market approach, which consider forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, terminal values, and selected comparable companies. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale the investment. Additionally, there are inherent uncertainties in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

Recent Accounting Pronouncements

Descriptions of the recently issued accounting principles are included in the Summary of Significant Accounting Policies note in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Recent SEC Ruling

In March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies. The final rules will require us to provide information about the financial effects of climate-related risks on our operations and how we manage those risks. As a large accelerated filer, our compliance with the new climate disclosures will be phased in, beginning in the fiscal year 2025 Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding foreign exchange risk management is included in the Financial Instruments and Risk Management note under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 8. Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company are included as part of this Report:

●	Consolidated Statements of Operations

●	Consolidated Statements of Comprehensive (Loss) Income

●	Consolidated Balance Sheets

●	Consolidated Statements of Changes in Shareholders’ Equity

●	Consolidated Statements of Cash Flows

●	Notes to the Consolidated Financial Statements

2023 Form 10-K Page 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Foot Locker, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Foot Locker, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over merchandise inventories

As discussed in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method, except for WSS and atmos. Cost is determined on the last-in, first-out (LIFO) basis for domestic inventories and on the first-in, first-out (FIFO) basis for international inventories. Under the retail inventory method, cost is determined by applying a cost-to-retail percentage across groupings of similar items, known as departments. The cost-to-retail percentage is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. The recognition of inventory is reliant upon multiple information technology (IT) systems. The Company’s merchandise inventories were $1,509 million as of February 3, 2024.

2023 Form 10-K Page 34

We identified the sufficiency of audit evidence over merchandise inventories as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the highly automated nature of certain processes to record merchandise inventories that involves interfacing significant volumes of data across multiple IT systems. IT professionals with specialized skills and knowledge were required to assess the Company’s IT systems used in the merchandise inventories process.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the recording of merchandise inventory, including the IT systems. We evaluated the design and tested the operating effectiveness of certain internal controls related to the recording of merchandise inventories. We tested IT dependent controls and involved IT professionals with specialized skills and knowledge who assisted in testing certain IT application and general IT controls used for calculating merchandise inventories. We selected a sample of transactions used in the calculation of merchandise inventories and compared inventory prices to vendor invoices and cash payments, and observed counts of inventories. For each sample, we also compared the inventory retail prices to inventory records. We assessed the sufficiency of audit evidence obtained over merchandise inventories by assessing the results of procedures performed, including the appropriateness of such evidence.

Fair value of minority investment

As discussed in Notes 1, 5 and 19 to the consolidated financial statements, the Company accounts for a minority investment using the fair value measurement alternative, which is at cost, adjusted for changes in observable prices minus impairment under the practicability exception. The Company evaluates the minority investment for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable and that impairment is other than temporary. If an indication of impairment occurs, the Company evaluates recoverability of the carrying value based on the fair value of the minority investment. If an impairment is indicated, the Company adjusts the carrying values of the investment downward, if necessary, to their estimated fair values. The carrying value of the Company’s minority investment as of February 3, 2024 was $134 million. During the fourth quarter of 2023, the fair value of a minority investment was determined using a discounted cash flow approach and a market approach and an impairment charge of $478 million was recorded.

We identified the evaluation of the fair value of a minority investment as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rate used within the discounted cash flow method to estimate the fair value of the investment. Changes in the discount rate could have had a significant impact on the fair value. Additionally, the evaluation of the discount rate required the involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process. This included a control related to the discount rate. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

New York, New York

March 28, 2024

2023 Form 10-K Page 35

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share amounts)	2023	2022	2021
Sales	$8,154	$8,747	$8,958
Licensing revenue	14	12	10
Total revenue	8,168	8,759	8,968

Cost of sales	5,895	5,955	5,878
Selling, general and administrative expenses	1,852	1,903	1,851
Depreciation and amortization	199	208	197
Impairment and other	80	112	172
Income from operations	142	581	870

Interest expense, net	(9)	(15)	(14)
Other (expense) income, net	(556)	(42)	384
(Loss) income from continuing operations before income taxes	(423)	524	1,240
Income tax (benefit) expense	(93)	180	348
Net (loss) income from continuing operations	(330)	344	892
Net loss from discontinued operations, net of tax	—	(3)	—
Net (loss) income	(330)	341	892
Net loss attributable to noncontrolling interests	—	1	1
Net (loss) income attributable to Foot Locker, Inc.	$(330)	$342	$893

Basic (loss) per share
(Loss) earnings per share from continuing operations attributable to Foot Locker, Inc.	$(3.51)	$3.66	$8.72
Loss per share from discontinued operations, net of tax	$—	$(0.04)	$—
Net (loss) earnings per share attributable to Foot Locker, Inc.	$(3.51)	$3.62	$8.72
Weighted-average shares outstanding	94.2	94.3	102.5

Diluted earnings (loss) per share
(Loss) earnings per share from continuing operations attributable to Foot Locker, Inc.	$(3.51)	$3.62	$8.61
Net loss per share from discontinued operations, net of tax	$—	$(0.04)	$—
Net (loss) earnings per share attributable to Foot Locker, Inc.	$(3.51)	$3.58	$8.61
Weighted-average shares outstanding, assuming dilution	94.2	95.5	103.8

See Accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K Page 36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in millions)	2023	2022	2021
Net (loss) income attributable to Foot Locker, Inc.	$(330)	$342	$893
Other comprehensive income (loss), net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $(1), $-, and $(1), respectively	(25)	(41)	(43)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $-, $-, and $-, respectively	1	(3)	1

Pension and postretirement adjustments:
Net actuarial (loss) gain and foreign currency fluctuations arising during the year, net of income tax (benefit) expense of $(5), $(4), and $8, respectively	(13)	(12)	23
Amortization of net actuarial loss included in net periodic benefit costs, net of income tax expense of $3, $3, and $3, respectively	7	7	7
Recognition of net actuarial loss on settlement included in net benefit costs, net of income tax expense of $19, $-, and $-, respectively	56	—	—
Comprehensive (loss) income	$(304)	$293	$881

See Accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K Page 37

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
($ in millions, except share amounts)	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$297	$536
Merchandise inventories	1,509	1,643
Other current assets	419	342
	2,225	2,521
Property and equipment, net	930	920
Operating lease right-of-use assets	2,188	2,443
Deferred taxes	114	90
Goodwill	768	785
Other intangible assets, net	399	426
Minority investments	152	630
Other assets	92	92
	$6,868	$7,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$366	$492
Accrued and other liabilities	428	568
Current portion of debt and obligations under finance leases	5	6
Current portion of lease obligations	492	544
	1,291	1,610
Long-term debt and obligations under finance leases	442	446
Long-term lease obligations	2,004	2,230
Other liabilities	241	328
Total liabilities	3,978	4,614
Shareholders’ equity:
Common stock and paid-in capital: 94,283,984 and 93,396,901 shares issued, respectively	776	760
Retained earnings	2,482	2,925
Accumulated other comprehensive loss	(366)	(392)
Less: Treasury stock at cost: 60,308 and 1,489 shares, respectively	(2)	—
Total shareholders' equity	2,890	3,293
	$6,868	$7,907

See Accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K Page 38

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(shares in thousands,	Additional Paid-In Capital & Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive	Non-Controlling	Total Shareholders'
amounts in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	interest	Equity
Balance at January 30, 2021	103,693	$779	(74)	$(3)	$2,326	$(331)	$5	$2,776
Restricted stock issued	499	—	—	—	—	—	—	—
Issued under director and stock plans	353	11	—	—	—	—	—	11
Share-based compensation expense	—	29	—	—	—	—	—	29
Shares of common stock used to satisfy tax withholding obligations	—	—	(205)	(11)	—	—	—	(11)
Share repurchases	—	—	(7,546)	(348)	—	—	—	(348)
Reissued ‐ Employee Stock Purchase Plan ("ESPP")	—	(7)	301	14	—	—	—	7
Retirement of treasury stock	(5,474)	(42)	5,474	260	(218)	—	—	—
Net income (loss)	—	—	—	—	893	—	(1)	892
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(101)	—	—	(101)
Translation adjustment, net of tax	—	—	—	—	—	(43)	—	(43)
Change in hedges, net of tax	—	—	—	—	—	1	—	1
Pension and postretirement adjustments, net of tax	—	—	—	—	—	30	—	30
Balance at January 29, 2022	99,071	$770	(2,050)	$(88)	$2,900	$(343)	$4	$3,243
Restricted stock issued	117	—	—	—	—	—	—	—
Issued under director and stock plans	228	7	—	—	—	—	—	7
Share-based compensation expense	—	31	—	—	—	—	—	31
Shares of common stock used to satisfy tax withholding obligations	—	—	(40)	(1)	—	—	—	(1)
Share repurchases	—	—	(4,050)	(129)	—	—	—	(129)
Reissued ‐ ESPP	—	(2)	120	5	—	—	—	3
Retirement of treasury stock	(6,019)	(46)	6,019	213	(167)	—	—	—
Termination of joint venture	—	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	—	342	—	(1)	341
Cash dividends on common stock ($1.60 per share)	—	—	—	—	(150)	—	—	(150)
Translation adjustment, net of tax	—	—	—	—	—	(41)	—	(41)
Change in hedges, net of tax	—	—	—	—	—	(3)	—	(3)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(5)	—	(5)
Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$—	$3,293
Restricted stock issued	678	—	—	—	—	—	—	—
Issued under director and stock plans	209	6	—	—	—	—	—	6
Share-based compensation expense	—	13	—	—	—	—	—	13
Shares of common stock used to satisfy tax withholding obligations	—	—	(274)	(10)	—	—	—	(10)
Reissued ‐ ESPP	—	(3)	215	8	—	—	—	5
Net loss	—	—	—	—	(330)	—	—	(330)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(113)	—	—	(113)
Translation adjustment, net of tax	—	—	—	—	—	(25)	—	(25)
Change in hedges, net of tax	—	—	—	—	—	1	—	1
Pension and postretirement adjustments, net of tax	—	—	—	—	—	50	—	50
Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	$—	$2,890

See Accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K Page 39

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2023	2022	2021
From operating activities:
Net (loss) income	$(330)	$341	$892
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	40	67	148
Pension settlement charge	75	—	—
Fair value adjustments to minority investments	478	61	(367)
Fair value change in contingent consideration	(4)	(31)	—
Depreciation and amortization	199	208	197
Deferred income taxes	(136)	21	74
Share-based compensation expense	13	31	29
Gain on sales of businesses	(3)	(19)	—
Gain on sale of property	(3)	—	—
Change in assets and liabilities:
Merchandise inventories	120	(397)	(259)
Accounts payable	(122)	(101)	161
Accrued and other liabilities	(109)	(1)	1
Insurance recovery received for inventory loss	—	—	10
Other, net	(127)	(7)	(220)
Net cash provided by operating activities	91	173	666
From investing activities:
Capital expenditures	(242)	(285)	(209)
Purchase of business, net of cash acquired	—	(14)	(1,056)
Minority investments	(2)	(5)	(118)
Proceeds from sales of businesses	16	47	—
Proceeds from minority investments	—	95	—
Proceeds from sale of property	6	—	3
Insurance proceeds related to loss on property and equipment	—	—	4
Net cash used in investing activities	(222)	(162)	(1,376)
From financing activities:
Repayment of the revolving credit facility	(146)	—	—
Dividends paid on common stock	(113)	(150)	(101)
Shares of common stock repurchased to satisfy tax withholding obligations	(10)	(1)	(11)
Payment of long-term debt and obligations under finance leases	(6)	(6)	(102)
Treasury stock reissued under employee stock plan	4	3	7
Proceeds from exercise of stock options	5	6	10
Proceeds from the revolving credit facility	146	—	—
Purchase of treasury shares	—	(129)	(348)
Purchase of non-controlling interest	—	(2)	—
Payment of debt issuance costs	—	—	(2)
Proceeds from debt issuance, net	—	—	395
Net cash used in financing activities	(120)	(279)	(152)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	3	—	(6)
Net change in cash, cash equivalents, and restricted cash	(248)	(268)	(868)
Cash, cash equivalents, and restricted cash at beginning of year	582	850	1,718
Cash, cash equivalents, and restricted cash at end of period	$334	$582	$850

Supplemental information:
Interest paid	$18	$17	$11
Income taxes paid	97	153	387
Cash paid for amounts included in measurement of operating lease liabilities	681	704	790
Cash paid for amounts included in measurement of finance lease liabilities	8	9	5
Right-of-use assets obtained in exchange for operating lease obligations	295	458	417
Assets obtained in exchange for finance lease obligations	1	—	4

See Accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K Page 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Foot Locker, Inc. and its domestic and international subsidiaries, as well as any entities in which we have a controlling voting interest that are required to be consolidated. All significant intercompany amounts have been eliminated. As used in these Notes to Consolidated Financial Statements the terms "Foot Locker," "Company," "we," "our," and "us" refer to Foot Locker, Inc. and its consolidated subsidiaries.

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

Reporting Year

Our fiscal year end is a 52-week or 53-week period ending the Saturday closest to the last day in January. Fiscal year 2023 represented the 53 weeks ended February 3, 2024, while fiscal years 2022 and 2021 represented the 52 weeks ended  January 28, 2023, and January 29, 2022, respectively. References to years in this annual report relate to fiscal years rather than calendar years.

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

Digital advertising costs are expensed as incurred, net of reimbursements for cooperative advertising. Digital advertising includes social media, search engine marketing, such as display ads and keyword search terms, and other various forms of digital advertising.

2023 Form 10-K Page 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Advertising costs, including digital advertising, which are included as a component of SG&A, were as follows:

($ in millions)	2023	2022	2021
Advertising expenses	$216	$222	$223
Cooperative advertising reimbursements	(35)	(37)	(29)
Net advertising expense	$181	$185	$194

Share-Based Compensation

We recognize compensation expense for share-based awards based on the grant date fair value of those awards. We use the Black-Scholes option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, and risk-free interest rate. See Note 21, Share-Based Compensation, for information on the assumptions used to calculate the fair value of stock options. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. We recognize forfeitures as they occur. Upon exercise of stock options, issuance of restricted stock or units, or issuance of shares under the employee stock purchase plan, we will issue authorized but unissued common stock or use common stock held in treasury.

Awards of restricted stock units cliff vest after the passage of time, generally three years. Performance stock unit ("PSU") awards are earned only after the attainment of performance goals in connection with the relevant performance period and vest after an additional one-year period.

PSU awards granted in 2023 and 2022 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant.

Earnings Per Share

We account for earnings per share ("EPS") using the treasury stock method. Basic EPS is computed by dividing net income for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted EPS reflects the weighted-average number of common shares outstanding during the period used in the basic EPS computation plus dilutive common stock equivalents.

The computation of basic and diluted EPS is as follows:

(in millions, except per share data)	2023	2022	2021
Net (loss) income from continuing operations	$(330)	$344	$892
Net loss attributable to noncontrolling interests	—	1	1
(Loss) income from continuing operations attributable to Foot Locker, Inc.	(330)	345	893
Net loss from discontinued operations, net of tax	—	(3)	—
Net (loss) income attributable to Foot Locker, Inc.	$(330)	$342	$893

Weighted-average common shares outstanding	94.2	94.3	102.5
Dilutive effect of potential common shares	—	1.2	1.3
Weighted-average common shares outstanding assuming dilution	94.2	95.5	103.8

2023 Form 10-K Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

(in millions, except per share data)	2023	2022	2021
Basic earnings per share:
(Loss) earnings per share from continuing operations attributable to Foot Locker, Inc.	$(3.51)	$3.66	$8.72
Loss per share from discontinued operations, net of tax	—	(0.04)	—
Net (loss) earnings per share attributable to Foot Locker, Inc.	$(3.51)	$3.62	$8.72

Diluted earnings per share:
(Loss) earnings per share from continuing operations attributable to Foot Locker, Inc.	$(3.51)	$3.62	$8.61
Net loss per share from discontinued operations, net of tax	—	(0.04)	—
Net (loss) earnings per share attributable to Foot Locker, Inc.	$(3.51)	$3.58	$8.61

Anti-dilutive share-based awards excluded from diluted calculation	4.5	2.7	1.8

Performance stock units related to our long-term incentive programs of 0.8 million for 2023, 0.4 million for 2022, and 0.4 million for 2021, have been excluded from diluted weighted-average shares. The issuance of these shares are contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

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

The following table provides the reconciliation of cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows:

	February 3,	January 28,	January 29,
($ in millions)	2024	2023	2022
Cash and cash equivalents (1)	$297	$536	$804
Restricted cash included in other current assets	4	13	8
Restricted cash included in other non-current assets	33	33	38
Cash, cash equivalents, and restricted cash	$334	$582	$850

(1)	Includes cash equivalents of $40 million, $41 million, and $48 million as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

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

2023 Form 10-K Page 43

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

We have a minority investment that is accounted for using the fair value measurement alternative, which is at cost, adjusted for changes in observable prices minus impairment under the practicability exception.

We evaluate our minority investments for impairment when events or circumstances indicate that the carrying value of the investment may not be recoverable and an impairment is other than temporary. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. We estimate the fair value of our minority investments using both a discounted cash flow approach and a market approach, which consider forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, terminal values, and selected comparable companies. If an impairment is indicated, we adjust the carrying values of the investment downward, if necessary, to their estimated fair values.

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

2023 Form 10-K Page 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Internal-Use Software Development Costs

We capitalize certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. We generally amortize these costs on a straight-line basis over a period not to exceed five years. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of Property and equipment, net and was $63 million and $87 million at February 3, 2024 and January 28, 2023, respectively.

Cloud computing arrangement (software-as-a-service contract) implementation costs that are capitalized are amortized on a straight-line basis over the contract term. These amounts are classified with prepaid expense and other long-term assets in the Consolidated Balance Sheets. Expense related to cloud computing arrangements are included in SG&A. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

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

2023 Form 10-K Page 45

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to the book value of the Company and macroeconomic conditions affecting retail. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill).

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

For our annual impairment review conducted in the fourth quarter of 2023, we concluded the fair value of each reporting unit exceeded its carrying value. Goodwill is net of accumulated impairment charges of $167 million for all periods presented. The change in the goodwill amount represents foreign currency fluctuations.

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

Contingent Consideration

As a result of our purchase of atmos in 2021, we recognized contingent consideration, as a component of the purchase consideration is payable contingent on the achievement of certain sales and EBITDA performance. Contingent consideration is classified as a liability. The fair value of the contingent consideration liability is estimated using an option pricing model simulation that determines an average projected payment value across numerous iterations. This technique determines projected payments based on simulated sales and EBITDA derived from an internal forecast, adjusted for selected revenue and EBITDA volatilities and risk premiums based on market data for comparable guideline public companies. The projected payments are then discounted back to the valuation date at the Company’s cost of debt using a term commensurate with the contractual payment dates.

2023 Form 10-K Page 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

The contingent consideration liability will be measured at fair value on a recurring basis until the contingency is resolved at the conclusion of 2025. Changes in the estimated fair value of the contingent consideration liability will be reflected in operating income or expense in the Consolidated Statements of Operations. The contingent consideration was initially valued at $35 million. During 2023 and 2022, the amount was reduced by $4 million and $31 million, respectively, through impairment and other in our Consolidated Statements of Operations.

Derivative Financial Instruments

All derivative financial instruments are recorded in our Consolidated Balance Sheets at their fair values. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject us to increased earnings volatility. We classify cash receipts and payments according to their nature in the statement of cash flows; however, cash flows from a derivative instrument that is accounted for as a fair value hedge or cash flow hedge are classified in the same category as the cash flows from the items being hedged.

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

2023 Form 10-K Page 47

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

Insurance Liabilities

We are primarily self-insured for health care, workers’ compensation, and general liability costs. Accordingly, provisions are made for actuarially determined estimates of discounted future claim costs for such risks, for the aggregate of claims reported, and claims incurred but not yet reported. Self-insured liabilities totaled $14 million for February 3, 2024, $13 million for January 28, 2023 and $14 million for January 29, 2022. Workers’ compensation and general liability reserves are discounted using a risk-free interest rate. Imputed interest expense related to these liabilities was not significant for any of the periods presented.

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

We did not retire shares in 2023. We retired 6,019,212 shares of our common stock held in treasury during 2022 and the shares were returned to the status of authorized but unissued.

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

2023 Form 10-K Page 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures, including more detailed information about segment expenses about a public entity’s reportable segments on an annual and interim basis. The new segment disclosures are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. Management will review the extent of new disclosures necessary in the coming quarters, prior to implementation in our 2024 Annual Report on Form 10-K. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. Management will review the extent of new disclosures necessary, prior to implementation in our 2025 Annual Report on Form 10-K. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, financial position, or cash flows.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated by sales channel as well as licensing revenue earned from our various licensed arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

($ in millions)	2023	2022	2021
Sales by Channel:
Stores	$6,751	$7,219	$7,029
Direct-to-customers	1,403	1,528	1,929
Total sales	8,154	8,747	8,958
Licensing revenue	14	12	10
Total revenue	$8,168	$8,759	$8,968

Revenue by geographic area is presented in the following table. Revenue is attributed to the country in which the transaction is fulfilled.

($ in millions)	2023	2022	2021
Revenue by Geography:
United States	$5,409	$5,981	$6,477
International	2,759	2,778	2,491
Total revenue	$8,168	$8,759	$8,968

For the year ended February 3, 2024, the countries that comprised the majority of the revenue for the international category were Canada, France, Italy, Australia, and Germany. No other individual country included in the international category was significant.

2023 Form 10-K Page 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Sales by banner and operating segments are presented in the following table.

($ in millions)	2023	2022	2021
Foot Locker	$3,205	$3,304	$3,295
Champs Sports	1,304	1,681	1,939
Kids Foot Locker	716	708	724
WSS	640	604	195
Other	1	126	742
North America	5,866	6,423	6,895
Foot Locker	1,697	1,628	1,565
Sidestep	26	94	76
EMEA	1,723	1,722	1,641
Foot Locker	387	414	373
atmos	178	188	49
Asia Pacific	565	602	422
Total sales	$8,154	$8,747	$8,958

Contract Liabilities

The table below presents the activity of our gift card liability balance:

	February 3,	January 28,
($ in millions)	2024	2023
Gift card liability at beginning of year	$36	$46
Redemptions	(278)	(259)
Breakage recognized in sales	(6)	(17)
Activations	277	266
Gift card liability	$29	$36

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant for both 2023 and 2022.

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

Our operating segments are identified according to how our business activities are managed and evaluated by our chief operating decision maker, our CEO. We have three operating segments, North America, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Our North America operating segment includes the results of the following banners in the U.S. and Canada: Foot Locker, Kids Foot Locker, Champs Sports, and WSS, including each of their related e-commerce businesses, as well as banners we previously operated including Lady Foot Locker, Footaction, and the Eastbay business that included internet, catalog, and team sales. Our EMEA operating segment includes the results of the following banners in Europe: Foot Locker and Kids Foot Locker, including each of their related e-commerce businesses, as well as the Sidestep banner we previously operated. Our Asia Pacific operating segment includes the results of Foot Locker in Australia, New Zealand, and Asia and atmos operating primarily in Japan, as well as their related e-commerce businesses. Additionally, the EMEA and Asia Pacific operating segments include licensing revenue. We further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

2023 Form 10-K Page 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

We evaluate performance based on several factors, of which the primary financial measure is the banner’s financial results referred to as division profit. Division profit reflects income before income taxes, impairment and other, corporate expense, interest expense, net and other (expense) income, net.

The following table summarizes our results:

($ in millions)	2023	2022	2021
Division profit	$264	$844	$1,171
Less: Impairment and other (1)	80	112	172
Less: Corporate expense (2)	42	151	129
Income from operations	142	581	870
Interest expense, net	(9)	(15)	(14)
Other (expense) income, net (3)	(556)	(42)	384
(Loss) income from continuing operations before income taxes	$(423)	$524	$1,240

(1)	See Note 4, Impairment and Other for additional information on these amounts.
(2)

Corporate expense for all years presented reflects the reallocation of expense between corporate and the operating divisions. Based upon annual internal studies of corporate expense, the allocation of such expenses to the operating divisions was increased by $19 million for 2022 and $28 million for 2021, thereby reducing corporate expense. No change was made during 2023.

(3)	See Note 5, Other (Expense) Income, net for additional information on these amounts.

Long-lived asset information as of and for the fiscal years ended  February 3, 2024,  January 28, 2023, and  January 29, 2022 is presented in the following table. Long-lived assets reflect property and equipment and lease right-of-use assets.

($ in millions)	2023	2022	2021
Long-Lived Assets:
United States	$2,025	$2,152	$2,285
International	1,093	1,211	1,248
Total long-lived assets	$3,118	$3,363	$3,533

For the year ended February 3, 2024, the countries that comprised the majority of long-lived assets for the international category were Canada, France, Italy, Australia, Germany, and England. No other individual country included in the international category was significant as of February 3, 2024.

	Depreciation and Amortization			Capital Expenditures (1)			Total Assets
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Division	$163	$169	$163	$173	$200	$127	$6,256	$7,178	$7,184
Corporate	36	39	34	69	85	82	612	729	951
Total	$199	$208	$197	$242	$285	$209	$6,868	$7,907	$8,135

(1)	Represents cash capital expenditures for all years presented.

2023 Form 10-K Page 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Impairment and Other

($ in millions)	2023	2022	2021
Impairment of long-lived assets and right-of-use assets	$30	$58	$92
Transformation consulting	27	42	—
Reorganization costs	17	22	4
Other intangible asset impairments	9	8	2
Insurance recovery (losses) related to social unrest	1	—	(7)
Change in fair value of contingent consideration	(4)	(31)	—
Litigation costs	—	9	—
Acquisition and integration costs	—	4	24
Impairment of investments	—	—	42
Lease termination costs	—	—	15
Total impairment and other	$80	$112	$172

For 2023, impairment and other included impairment charges of $30 million from a review of underperforming stores and accelerated tenancy charges on right-of-use assets for closures of the Sidestep banner, certain Foot Locker Asia stores, and our U.S. atmos stores. Additionally, we incurred transformation consulting expense of $27 million and reorganization costs of $17 million primarily related to severance and the closures of the Sidestep banner, certain Foot Locker Asia stores, and a North American distribution center. This year also included intangible asset impairment of $9 million on an atmos tradename, partially offset by a $4 million reduction in the fair value of the atmos contingent consideration.

For 2022, impairment and other charges included $58 million of impairment of long-lived assets and right-of-use assets and accelerated tenancy charges, $42 million of transformation consulting, $22 million of primarily severance costs related to a reorganization, $9 million of litigation costs related to an employment matter, $8 million of Sidestep tradename asset impairment, and $4 million of acquisition integration costs related to the acquisitions of WSS and atmos, partially offset by a $31 million reduction in the fair value of the atmos contingent consideration liability.

For 2021, impairment and other charges included $92 million of impairment of long-lived assets and right-of-use assets related primarily to the decision to shut down the Footaction banner, $24 million of acquisition and integration costs primarily represented investment banking and integration consulting fees related to the WSS and atmos acquisitions and $42 million related to the write-down of certain minority investments due to their underperformance.

5. Other (Expense) Income, net

($ in millions)	2023	2022	2021
Fair value changes in minority investment	$(478)	$—	$290
Pension settlement charge	(75)	—	—
Pension and postretirement net benefit (expense) income, excluding service cost	(8)	—	7
Share of (losses) earnings related to other minority investments	(1)	1	3
Minority investment in Retailors, Ltd.	—	(61)	77
Gain on sale of property	3	—	—
Foot Locker Singapore and Malaysia divestiture	3	—	—
Team Sales divestiture	—	19	—
Other	—	(1)	7
Total other (expense) income, net	$(556)	$(42)	$384

2023 Form 10-K Page 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other (Expense) Income, net (continued)

Other (expense) income, net generally includes non-operating items, such as:

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

During the fourth quarter of 2023, we recognized a $478 million non-cash impairment charge related to a minority investment that is accounted for using the fair value measurement alternative, which is cost, adjusted for changes in observable prices minus impairment under the practicability exception. We estimated the fair value using both a discounted cash flow approach and a market approach. There was no impairment recognized in prior years based upon a qualitative assessment. The non-cash gain recorded in 2021 of $290 million was a result of application of the fair value measurement alternative, based on transactions at observable prices.

As part of our efforts to reduce pension plan obligations, during the fourth quarter of 2023 we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of our pension plan participants, or their designated beneficiaries. In connection with this transaction, we recorded a non-cash pretax settlement charge of $75 million. This settlement charge accelerated the recognition of previously unrecognized losses in "Accumulated Other Comprehensive Loss."

Effective July 1, 2023, the Company sold its Foot Locker Singapore and Malaysia businesses, consisting primarily of inventory and fixed assets. We received proceeds of $16 million (net of cash of $8 million), resulting in a gain of $3 million. In addition, we sold a corporate office property in North America for proceeds of $6 million, resulting in a gain of $3 million.

During 2022, we sold our investment in a publicly traded stock, Retailors, Ltd. for a loss of $62 million, offset by $1 million of dividend income. In the prior year, the changes in this investment generated non-cash gains of $68 million representing changes in fair value as well as a $9 million discount to the initial public offering price. Also in 2022, we divested our Team Sales business for a gain of $19 million.

6. Merchandise Inventories

	February 3,	January 28,
($ in millions)	2024	2023
LIFO inventories	$956	$1,093
FIFO inventories	553	550
Total merchandise inventories	$1,509	$1,643

The value of our LIFO inventories as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis.

2023 Form 10-K Page 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Current Assets

	February 3,	January 28,
($ in millions)	2024	2023
Net receivables	$160	$160
Other prepaid expenses	89	71
Prepaid income taxes	82	62
Prepaid rent	73	19
Restricted cash	4	13
Other	11	17
	$419	$342

8. Property and Equipment, net

	February 3,	January 28,
($ in millions)	2024	2023
Owned properties:
Land	$3	$4
Buildings	51	53
Furniture, fixtures, equipment and software development costs	1,403	1,379
	1,457	1,436
Less: accumulated depreciation	(988)	(948)
	469	488
Finance leases:
Assets under finance leases	65	65
Less: accumulated amortization	(18)	(12)
	47	53
Alterations to leased and owned buildings:
Cost	996	967
Less: accumulated amortization	(582)	(588)
	414	379
	$930	$920

9. Other Intangible Assets, net

	February 3, 2024				January 28, 2023
	Gross	Accum.	Net	Life in	Gross	Accum.	Net
($ in millions)	value	amort.	value	Years (3)	value	amort.	value
Amortized intangible assets: (1)
Lease acquisition costs	$91	$(90)	$1	9.8	$102	$(100)	$2
Trademarks/tradenames	18	(18)	—	—	18	(18)	—
Customer lists	20	(15)	5	3.0	20	(9)	11
	$129	$(123)	$6	4.8	$140	$(127)	$13

Indefinite life intangible assets: (1)
Trademarks/tradenames (2)			$393				$413
			$399				$426

(1)

The change in the ending balances reflect the derecognition of fully amortized leases during 2023 and the effect of foreign currency fluctuations due primarily to the movements of the Yen in relation to the U.S. dollar.

(2)	Includes a non-cash impairment charge of $9 million and $8 million recorded in 2023 and 2022, respectively, see Note 4, Impairment and Other.
(3)	Represents the weighted-average useful life as of February 3, 2024 and excludes those assets that are fully amortized.

2023 Form 10-K Page 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Intangible Assets, net (continued)

Amortizing intangible assets primarily represent the WSS and atmos customer lists and lease acquisition costs, which are amounts that are required to secure prime lease locations, primarily in Europe. Amortization expense recorded is as follows:

($ in millions)	2023	2022	2021
Amortization expense	$7	$8	$5

Estimated future amortization expense for finite lived intangibles is as follows:

($ in millions)
2024	$5
2025	1

10. Other Assets

	February 3,	January 28,
($ in millions)	2024	2023
Restricted cash	$33	$33
Security deposits	25	29
Cross-currency swap contract	7	—
Auction rate security	6	6
Pension asset	4	4
Other	17	20
	$92	$92

11. Accrued and Other Liabilities

	February 3,	January 28,
($ in millions)	2024	2023
Other payroll and payroll related costs, excluding taxes	$72	$99
Incentive bonuses	11	72
Taxes other than income taxes	60	69
Property and equipment (1)	48	39
Rent related costs	33	35
Customer deposits	31	39
Advertising	31	30
Loyalty program	31	29
Income taxes payable	6	39
Other	105	117
	$428	$568

(1)	Accruals for property and equipment are excluded from the Statements of Cash Flows for all years presented.

12. Revolving Credit Facility

We have a $600 million asset-based revolving credit facility that is scheduled to expire on  July 14, 2025 (as amended, "2020 Credit Agreement").

2023 Form 10-K Page 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Revolving Credit Facility (continued)

In 2023 and 2021, we entered into amendments to the 2020 Credit Agreement ("Amended Credit Agreement"). The amendments provide for, among other things, (i) reducing the interest rates and commitment fees applicable to the loans and commitments, respectively, as described below, and (ii) reducing the "floor" applicable. The amendments provide that the interest rate applicable to loans drawn under the credit facility will be equal to, at our option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25% to 0.75% per annum, or a Eurodollar rate, determined by reference to Secured Overnight Financing Rate ("SOFR") plus 1%, plus a margin of 1.25% to 1.75% per annum, in each case, depending on availability under the Amended Credit Agreement. In addition, we will pay a commitment fee of 0.25% per annum on the unused portion of the commitments under the Amended Credit Agreement. No events of default occurred during 2023.

Our obligations under the Amended Credit Agreement are secured by a first priority lien on certain assets, including inventory and accounts receivable, cash deposits, and certain insurance proceeds. We may use the Amended Credit Agreement to, among other things, support standby letters of credit in connection with insurance programs. The letters of credit outstanding as of February 3, 2024 were not significant.

During the fourth quarter of 2023, we borrowed varying amounts under our credit facility, with $146 million of aggregate borrowings and no more than $89 million outstanding at any given time. As of February 3, 2024, we had no outstanding borrowings under the credit facility.

The unamortized balance of fees paid in connection with the credit facility at February 3, 2024 was $2 million. Interest expense, including facility fees, related to the revolving credit facility was $3 million for each of 2023, 2022, and 2021.

13. Long-Term Debt and Obligations Under Finance Leases

The components of long-term debt and obligations under finance leases are as follows:

	February 3,	January 28,
($ in millions)	2024	2023
4% Senior Notes due 2029	$395	$395
Obligations under finance leases	52	57
	$447	$452
Current portion of debt and obligations under finance leases	5	6
	$442	$446

Interest expense related to long-term debt and the amortization of the associated debt issuance costs was $17 million, $17 million, and $12 million for 2023, 2022, and 2021, respectively.

14. Other Liabilities

	February 3,	January 28,
($ in millions)	2024	2023
Deferred taxes	$140	$237
Pension benefits	38	21
Income taxes	31	31
Contingent consideration	—	4
Other	32	35
	$241	$328

2023 Form 10-K Page 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts recognized in the Consolidated Balance Sheet were as follows:

	February 3,	January 28,
($ in millions)	2024	2023
Operating leases:
Operating lease right-of-use assets	$2,188	$2,443

Operating lease liabilities classified as current	$492	$544
Operating lease liabilities classified as long-term	2,004	2,230
Total operating lease liabilities	$2,496	$2,774

	February 3,	January 28,
($ in millions)	2024	2023
Finance leases:
Property and equipment, net	$47	$53

Finance lease obligations classified as current	$5	$6
Finance lease obligations classified as long-term	47	51
Total finance lease obligations	$52	$57

Other information related to our leases as of February 3, 2024 and January 28, 2023 consisted of the following:

	February 3,	January 28,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	6.5	6.5
Finance leases	14.5	14.7
Weighted-average discount rate:
Operating leases	5.5%	5.0%
Finance leases	4.3%	4.3%

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

2023 Form 10-K Page 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Leases (continued)

Lease costs which relate to retail stores and distribution centers are classified within cost of sales, while non-store lease costs are included in SG&A. Amortization of leased equipment assets is classified in depreciation and amortization. The components of lease cost for 2023, 2022, and 2021 were as follows:

($ in millions)	2023	2022	2021
Operating lease costs	$613	$657	$653
Variable lease costs	304	308	331
Short-term lease costs	48	19	23
Sublease income	(1)	(1)	(1)
Total operating lease costs	964	983	1,006
Finance lease costs:
Amortization of leased assets	6	6	4
Interest on lease liabilities	2	3	1
Total finance lease costs	8	9	5
Total lease cost	$972	$992	$1,011

Maturities of lease liabilities as of February 3, 2024 are as follows:

($ in millions)	Operating leases	Finance leases	Total
2024	$598	$8	$606
2025	523	6	529
2026	431	4	435
2027	351	4	355
2028	285	4	289
Thereafter	797	45	842
Total lease payments	2,985	71	3,056
Less: Interest	489	19	508
Total lease liabilities	$2,496	$52	$2,548

As of February 3, 2024, we signed operating leases that have not yet commenced and the total future undiscounted lease payments under these leases are $227 million. This amount reflected leases for retail stores and two new distribution centers to support WSS and our European businesses.

16. Accumulated Other Comprehensive Loss

($ in millions)	2023	2022	2021
Foreign currency translation adjustments	$(173)	$(148)	$(107)
Hedge contracts	(2)	(3)	—
Unrecognized pension cost and postretirement benefit	(191)	(241)	(236)
	$(366)	$(392)	$(343)

2023 Form 10-K Page 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Accumulated Other Comprehensive Loss (continued)

The changes in AOCL for the year ended February 3, 2024 were as follows:

($ in millions)	Foreign Currency Translation Adjustments	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Total
Balance as of January 28, 2023	$(148)	$(3)	$(241)	$(392)

OCI before reclassification	(25)	10	—	(15)
Reclassification of hedges, net of tax	—	(9)	—	(9)
Amortization of pension actuarial loss, net of tax	—	—	7	7
Pension and postretirement remeasurement, net of tax	—	—	(13)	(13)
Pension settlement charge, net of tax	—	—	56	56
Other comprehensive income	(25)	1	50	26
Balance as of February 3, 2024	$(173)	$(2)	$(191)	$(366)

Reclassifications to income from AOCL for the year ended February 3, 2024 were as follows:

($ in millions)
Reclassification of hedges:
Cross-currency swap	$(9)
Income tax	—
Reclassification of hedges, net of tax	$(9)

Reclassification of actuarial loss:
Amortization of pension and postretirement benefits	$10
Settlement charge	75
Total before tax	85
Income tax	(22)
Reclassification of actuarial loss, net of tax	$63
Total, net of tax	$54

17. Income Taxes

The domestic and international components of pre-tax (loss) income are as follows:

($ in millions)	2023	2022	2021
Domestic	$(381)	$440	$1,244
International	(42)	84	(4)
Total pre-tax (loss) income	$(423)	$524	$1,240

Domestic pre-tax (loss) income includes the results of non-U.S. businesses that are operated in branches owned directly by the U.S. which, therefore, are subject to U.S. income tax.

2023 Form 10-K Page 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes (continued)

The income tax provision consists of the following:

($ in millions)	2023	2022	2021
Current:
Federal	$8	$64	$192
State and local	2	27	66
International	33	68	16
Total current tax provision	43	159	274
Deferred:
Federal	(88)	23	49
State and local	(24)	4	15
International	(24)	(6)	10
Total deferred tax provision	(136)	21	74
Total income tax provision	$(93)	$180	$348

Following the enactment of Public Law 115-97 ("Tax Act") and the one-time transition tax, our historical foreign earnings are not subject to additional U.S. federal tax upon repatriation. Further, no additional U.S. federal tax will be due upon repatriation of current foreign earnings because they are either exempt or subject to U.S. tax as earned.

At February 3, 2024, we had accumulated undistributed foreign earnings of $511 million. This amount consists of historical earnings that were previously taxed under the Tax Act and post-Tax Act earnings. Investments in our foreign subsidiaries, including working capital, will continue to be permanently reinvested. Cash balances in excess of working capital needs are considered to be available for repatriation to the United States and foreign withholding taxes will be accrued as necessary on these amounts.

We have not recorded a deferred tax liability for the difference between the financial statement carrying amount and the tax basis of our investments in foreign subsidiaries. The determination of any unrecorded deferred tax liability on this amount is not practicable due to the uncertainty of how these investments would be recovered.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase in valuation allowance	(0.6)	2.6	0.7
State and local income taxes, net of federal tax benefit	5.4	5.0	5.4
International income taxed at varying rates	(4.4)	8.4	2.4
Foreign tax credits	1.4	(3.6)	(1.4)
Domestic/foreign tax settlements	1.0	(0.5)	(0.3)
Federal tax credits	0.5	(0.4)	(0.1)
Foreign deferred adjustment	(2.0)	—	—
Other, net	(0.3)	1.8	0.4
Effective income tax rate	22.0%	34.3%	28.1%

2023 Form 10-K Page 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Items that give rise to significant portions of our deferred tax assets are as follows:

	February 3,	January 28,
($ in millions)	2024	2023
Deferred tax assets:
Tax loss/credit carryforwards and capital loss	$166	$123
Employee benefits	32	42
Operating leases - liabilities	668	725
Other	62	61
Total deferred tax assets	$928	$951
Valuation allowance	(95)	(93)
Total deferred tax assets, net	$833	$858

Items that give rise to significant portions of our deferred tax liabilities are as follows:

	February 3,	January 28,
($ in millions)	2024	2023
Deferred tax liabilities:
Merchandise inventories	$97	$87
Operating leases - assets	611	667
Goodwill and other intangible assets	118	123
Net investment gains	—	115
Property and equipment	24	6
Other	9	7
Total deferred tax liabilities	$859	$1,005
Net deferred tax liability	$(26)	$(147)
Balance Sheet caption reported in:
Deferred taxes	$114	$90
Other liabilities	(140)	(237)
	$(26)	$(147)

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

As of February 3, 2024, we have a valuation allowance of $95 million to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $73 million was recorded against tax loss carryforwards of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, we believe it is more likely than not that the benefit of these loss carryforwards will not be realized. As of February 3, 2024, a valuation allowance of $20 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. Additionally, since we do not have any reasonably foreseeable sources of capital gains in the U.S. or Canada, a valuation allowance of $2 million was established to offset deferred tax assets on capital losses.

2023 Form 10-K Page 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes (continued)

At February 3, 2024, we have international minimum tax credit carryforwards with a potential tax benefit of $3 million and operating loss carryforwards with a potential tax benefit of $132 million, a portion of which will expire between 2024 and 2038 and a portion of which will never expire. The international operating loss carryforwards include unrecognized tax benefits. The Canadian capital loss of $1 million will carry forward indefinitely and the U.S. capital losses of $10 million can be carried back 3 years and forward for 5 years after realization. We also have foreign tax credit carryforwards with a potential tax benefit of $20 million that will expire between 2029 and 2033.

We operate in multiple taxing jurisdictions and are subject to audit. Audits can involve complex issues that may require an extended period of time to resolve. A taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatments for transactions in filing the income tax returns than for income tax financial reporting. We regularly assess our tax positions for such transactions and record reserves for those differences. We participate in the IRS's Compliance Assurance Process and the examination of our 2022 U.S. Federal income tax filing was concluded in February 2024. To date, no adjustments have been proposed in any audits that will have a material effect on our financial position or results of operations.

At February 3, 2024, we had $50 million of gross unrecognized tax benefits, of which $43 million would, if recognized, affect our annual effective tax rate. We classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. We recognized interest income of $2 million in 2023 and interest expense of $6 million in 2022, the amount in 2021 was not significant.

The following table summarizes the activity related to unrecognized tax benefits:

($ in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$52	$41	$47
Foreign currency translation adjustments	—	(1)	(2)
Increases related to current year tax positions	5	9	3
Increases related to prior period tax positions	2	7	2
Decreases related to prior period tax positions	—	—	(3)
Settlements	(5)	—	(1)
Lapse of statute of limitations	(4)	(4)	(5)
Unrecognized tax benefits at end of year	$50	$52	$41

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of foreign currency fluctuations, ongoing audits, or the expiration of statutes of limitations. Settlements during 2024 are not expected to be significant based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, the ultimate resolution could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, generating a positive effect on earnings.

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

2023 Form 10-K Page 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Financial Instruments and Risk Management (continued)

Derivative Holdings Designated as Hedges

The primary currencies to which we are exposed are the euro, British pound, Canadian dollar, Australian dollar, and the Japanese Yen. Generally, merchandise inventories are purchased by each geographic area in their respective local currency with the exception of the United Kingdom, whose merchandise inventory purchases are primarily denominated in euros. In 2024, our business in the United Kingdom plans to begin purchasing merchandise inventory in its local currency.

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

On May 6, 2022, we entered into a cross-currency swap contract to reduce the effect of the fluctuating U.S. Dollar ("USD") to Japanese Yen ("JPY") foreign exchange rate on our foreign currency-denominated intercompany loan between our Japanese and U.S. subsidiary. We expect the gains and losses on this contract to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from the remeasurement of the principal and interest accrued on the loan. Though the intercompany loan eliminates in consolidation, the foreign currency remeasurement of the loan and interest by the U.S. subsidiary is reflected in the consolidated financial statements.

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

As of February 3, 2024 and January 28, 2023, the cross-currency swap had a fair value of $7 million included in other assets and $3 million liability included in other liabilities, respectively. We record the changes in the fair value of the contract to AOCL. Each period, we reclassify an amount out of AOCL equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of February 3, 2024 and January 28, 2023, there was $2 million and $3 million in AOCL, net of tax, related to the cross-currency swap, respectively. In addition, we recognize swap interest income based on the differential in fixed interest rates per the contract. During 2023 and 2022, we recorded $3 million and $2 million of income in interest expense, net, respectively. Refer to Note 16 for further information regarding amounts recorded in AOCL.

Derivative Holdings Not Designated as Hedges

We enter into certain derivative contracts that are not designated as hedges, such as foreign exchange forward contracts and currency option contracts. These derivative contracts are used to manage certain costs of foreign currency-denominated merchandise purchases, intercompany transactions, and the effect of fluctuating foreign exchange rates on the reporting of foreign currency-denominated earnings. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within SG&A or Other (expense) income, net, depending on the type of transaction. The aggregate amount recognized for these contracts was not significant for any of the periods presented.

2023 Form 10-K Page 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Financial Instruments and Risk Management (continued)

Fair Value of Derivative Contracts

The following represents the fair value of our derivative contracts.

	Balance Sheet	February 3,	January 28,
($ in millions)	Caption	2024	2023
Hedging Instruments:
Foreign exchange forward contracts	Current assets	$1	$—
Cross-currency swap contract	Non-current assets	$7	$—
Cross-currency swap contract	Non-current liabilities	$—	$3

Business Risk

The retail business is highly competitive. Price, quality, selection of merchandise, reputation, store location, advertising, and customer experience are important competitive factors in our business. We operate in 26 countries and purchased 84% and 86% of our merchandise from our top 5 suppliers in 2023 and 2022, respectively. In both 2023 and 2022, we purchased 65% of our athletic merchandise from one major supplier, Nike, Inc. (“Nike”).

Included in our Consolidated Balance Sheet at February 3, 2024, are the net assets of our European operations, which total $537 million and are located in 20 countries, 11 of which have adopted the euro as their functional currency.

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

Our auction rate security, classified as available-for-sale, is recorded within Other assets on the Consolidated Balance Sheet and is recorded at fair value with gains and losses reported in Other (expense) income, net in our Consolidated Statements of Operations. The fair value of the auction rate security is determined by using quoted prices for similar instruments in active markets and accordingly is classified as a Level 2 instrument.

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

2023 Form 10-K Page 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	February 3, 2024			January 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	1	—	—	—	—
Cross-currency swap contract	—	7	—	—	—	—
Total assets	$—	$14	$—	$—	$6	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$4
Cross-currency swap contract	—	—	—	—	3	—
Total liabilities	$—	$—	$—	$—	$3	$4

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

We have a minority investment that is accounted for using the fair value measurement alternative, which is at cost adjusted for changes in observable prices minus impairment under the practicability exception. During 2023, we recognized a $478 million non-cash impairment charge related to our investment, thereby reducing the carrying value to $134 million. We estimated the fair value using both a discounted cash flow approach and a market approach, which consider forecasted cash flows provided by the investee's management, as well as assumptions over discount rates, terminal values, and selected comparable companies.

As of February 3, 2024, cumulative impairments on our portfolio of minority investments, including the impairment of $478 million recorded during 2023, were $531 million.

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets and therefore are classified as Level 2.

	February 3,	January 28,
($ in millions)	2024	2023
Carrying value (1)	$395	$395
Fair value	$337	$338

(1)	The carrying value of debt for both periods reflected $5 million of issuer’s discount and costs related to 4% Notes due in 2029.

The carrying values of cash and cash equivalents, restricted cash, and other current receivables and payables approximate their fair value.

2023 Form 10-K Page 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits

Pension and Other Postretirement Plans

We have defined benefit pension plans covering certain of our North American employees. In May 2019, the U.S. qualified pension plan was amended such that all employees who were not participants in the plan as of December 31, 2019, will not become participants after such date. All benefit accruals were frozen as of December 31, 2019 for all plan participants with less than eleven years of service as of that date. For participants with more than eleven years of service as of December 31, 2019, benefit accruals were frozen as of December 31, 2022. Participants continue to accrue interest at a fixed rate of 6% per year.

We also sponsor postretirement medical and life insurance plans, which are available to most of our retired U.S. employees. These plans are contributory and are not funded. These plans are not significant.

The following tables set forth the plans’ changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets related to our pension plans:

($ in millions)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$566	$674
Service cost	6	14
Interest cost	27	21
Actuarial gains	(6)	(93)
Foreign currency translation adjustments	—	(2)
Benefits paid	(35)	(48)
Settlement	(127)	—
Benefit obligation at end of year	$431	$566

Change in plan assets:
Fair value of plan assets at beginning of year	$546	$676
Actual return on plan assets	4	(83)
Employer contributions	3	3
Foreign currency translation adjustments	—	(2)
Benefits paid	(35)	(48)
Settlement	(124)	—
Fair value of plan assets at end of year	$394	$546

Funded status	$(37)	$(20)

Amounts recognized on the balance sheet:
Other assets	$4	$4
Accrued and other liabilities	(3)	(3)
Other liabilities	(38)	(21)
	$(37)	$(20)

The Canadian qualified pension plan’s assets exceeded its accumulated benefit obligation for both 2023 and 2022. Our non-qualified pension plans have an accumulated benefit obligation in excess of plan assets, as these plans are unfunded. Accordingly, the table below reflects the U.S. qualified and non-qualified plans.

($ in millions)	2023	2022
Projected benefit obligation	$400	$533
Accumulated benefit obligation	400	533
Fair value of plan assets	359	509

2023 Form 10-K Page 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits (continued)

The following table provides the amounts recognized in AOCL on a pre-tax basis related to the pension plans:

($ in millions)
Net actuarial loss at beginning of year	$329
Amortization of net loss	(11)
Loss arising during the year	19
Settlement charge	(75)
Net actuarial loss at end of year	$262

The actuarial losses recognized during 2023 were primarily driven by lower actual return as compared with the expected return on plan assets and updated assumptions based on recent experience, partially offset by an increase in discount rates applied against future expected benefit payments, which resulted in a decrease in the benefit obligation for the pension benefit plans.

During the fourth quarter of 2023, as part of our efforts to reduce pension plan obligations, we transferred approximately $109 million of our U.S. Qualified pension plan registered assets and liabilities to an insurance company through the purchase of a group annuity contract, under which an insurance company is required to directly pay and administer pension payments to certain of our pension plan participants, or their designated beneficiaries. In connection with this transaction, we recorded a non-cash pretax settlement charge of $75 million. The settlement charge was calculated based on the total of the lump sum payments and the amount paid to the insurance company. This settlement charge accelerated the recognition of previously unrecognized losses in AOCL.

The following weighted-average assumptions were used to determine the benefit obligations under the plans:

	2023	2022
Discount rate	5.2%	5.0%
Rate of compensation increase (1)	3.0%	3.6%

(1)	The rate of compensation increase for 2023 relates only to Canadian pension plan, as the other plans are frozen.

Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the U.S. qualified pension plan and market value for the Canadian qualified pension plan. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value related to equities over three or five years, depending on which computation results in a market-related value closer to market value. Market-related value for the U.S. qualified plan was $513 million and $618 million for 2023 and 2022, respectively.

Assumptions used in the calculation of net benefit cost include the discount rate selected and disclosed at the end of the previous year, as well as other assumptions detailed in the table below:

	2023	2022	2021
Discount rate	5.0%	3.2%	2.5%
Rate of compensation increase (1)	3.0%	3.6%	3.6%
Expected long-term rate of return on assets	5.6%	4.8%	5.3%

(1)	The rate of compensation increase for 2023 relates only to Canadian pension plan, as the other plans are frozen.

The expected long-term rate of return on invested plan assets is based on the plans’ weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.

2023 Form 10-K Page 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits (continued)

The following are the components of net periodic pension benefit cost. Service cost is recognized as a component of SG&A and the remaining pension and postretirement expense components are recognized as part of Other (expense) income, net.

($ in millions)	2023	2022	2021
Service cost	$6	$14	$16
Interest cost	27	21	18
Expected return on plan assets	(29)	(31)	(35)
Amortization of net loss	11	10	10
Settlement charge	75	—	—
Net benefit expense	$90	$14	$9

The mortality assumption used to value the 2023 and 2022 U.S. pension obligations was the Pri-2012 mortality table with generational projection using MP-2021 for both males and females. For years ended February 3, 2024 and January 28, 2023, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females to value its Canadian pension obligations

Plan Assets

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

Valuation of Investments

Commingled trust funds are valued at the net asset value of units held by the plan at year end. Stocks and mutual funds traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date. Each category of U.S. and Canadian plan assets is classified within the same level of the fair value hierarchy for 2023 and 2022.

2023 Form 10-K Page 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Retirement Plans and Other Benefits (continued)

The fair values of the U.S. pension plan assets at February 3, 2024 and January 28, 2023 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2023 Total	2022 Total
Cash	$1	$—	$—	$1	$2
Cash equivalents	—	3	—	3	1
Commingled funds:
Equity securities	—	91	—	91	130
Fixed-income securities	—	241	—	241	341
Real estate securities	—	5	—	5	8
Corporate stock	11	—	—	11	17
Mutual fund	7	—	—	7	10
Total assets at fair value	$19	$340	$—	$359	$509

The fair values of the Canadian pension plan assets at  February 3, 2024 and January 28, 2023 were as follows:

($ in millions)	Level 1	Level 2	Level 3	2023 Total	2022 Total
Cash equivalents	$—	$7	$—	$7	$6
Equity securities:
Canadian and international	3	—	—	3	3
Fixed-income securities:
Cash matched bonds	—	25	—	25	28
Total assets at fair value	$3	$32	$—	$35	$37

Contributions and Expected Payments

We were not required to make any contributions to the U.S. qualified pension plan in 2023 and 2022. We do not anticipate making any contributions to the U.S. qualified pension plan in 2024 due to the strong funded status of the plan, however we continually evaluate the amount and timing of any potential contributions based on market conditions and other factors. We paid $3 million during 2023 and 2022 related to our unfunded non-qualified pension plans.

Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

($ in millions)
2024	$46
2025	34
2026	33
2027	32
2028	32
2029 - 2033	145

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

2023 Form 10-K Page 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Share-Based Compensation

Stock Awards

Under our amended and restated 2007 Stock Incentive Plan (the “2007 Stock Plan”), stock options, restricted stock, restricted stock units, stock appreciation rights, or other share-based awards may be granted to nonemployee directors, officers, and other employees, including our subsidiaries and operating divisions worldwide. Options for employees become exercisable in substantially equal annual installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established at the time of the option grant. The options terminate ten years from the date of grant. Effective May 17, 2023, the 2007 Stock Plan was amended and restated to increase the number of shares of common stock reserved for all awards to 14 million shares. As of February 3, 2024, there were 12,598,147 shares available for issuance under this plan.

During 2022, the Company granted options and other awards to its President and Chief Executive Officer, Mary N. Dillon. These awards were granted outside of the 2007 Stock Incentive Plan as employment inducement awards and did not require shareholder approval under the rules of the New York Stock Exchange or otherwise. Shares available for future grant under this plan of 408,636 are reserved for the sole purpose to issue shares pursuant to her employment inducement awards.

Employees Stock Purchase Plan

On May 17, 2023, the Company adopted the 2023 Foot Locker Employee Stock Purchase Plan ("2023 ESPP"), whose terms are substantially the same as the 2013 Foot Locker Employee Stock Purchase Plan ("2013 ESPP"). Under our 2023 ESPP, participating employees are able to contribute up to 10% of their annual compensation, not to exceed $25,000 in any plan year, through payroll deductions to acquire shares of our common stock at 85% of the lower market price on specified dates in each plan year. Under the 2023 ESPP, participating employees are now permitted to purchase shares in June and December of each year. Of the 3,000,000 shares of common stock authorized under the 2023 ESPP, there were 2,785,161 shares available for purchase as of February 3, 2024. No further shares may be issued under the 2013 ESPP.

Share-Based Compensation Expense

($ in millions)	2023	2022	2021
Options and employee stock purchase plan	$4	$5	$6
Restricted stock units and performance stock units	9	26	23
Total share-based compensation expense	$13	$31	$29

Tax benefit recognized	$2	$3	$3

Option and Employee Stock Purchase Plan Valuation Model and Assumptions

The Black-Scholes option-pricing model is used to estimate the fair value of options and the stock purchase plan. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

We estimate the expected term of options using our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for the employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period. Effective with the adoption of the 2023 ESPP, we provide two offering periods.

We estimate the expected volatility of our common stock at the grant date using a weighted-average of our historical volatility and implied volatility from traded options on our common stock. We believe that this combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

2023 Form 10-K Page 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Share-Based Compensation (continued)

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is derived from our historical experience.

The following table shows the assumptions used to compute compensation expense for our options and stock purchase plan:

	Stock Option Plans			Stock Purchase Plan
	2023	2022	2021	2023	2022	2021
Weighted-average risk free rate of interest	3.6%	2.5%	0.9%	3.8%	1.0%	0.1%
Expected volatility	50%	50%	47%	40%	40%	45%
Weighted-average expected award life (in years)	5.5	5.5	5.5	0.5	1.0	1.0
Dividend yield	3.7%	3.8%	1.5%	3.7%	2.6%	4.0%
Weighted-average fair value	$13.53	$10.80	$20.22	$5.32	$18.46	$9.61

The information set forth in the following table covers options granted under our stock option plans:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	3,256		$47.85
Granted	341		37.72
Exercised	(194)		23.93
Expired or cancelled	(665)		48.08
Options outstanding at February 3, 2024	2,738	3.3	$48.23
Options exercisable at February 3, 2024	2,321	2.3	$50.25

The total fair value of options vested was $5 million, $4 million, and $4 million, during 2023, 2022, and 2021, respectively. During the years ended February 3, 2024,  January 28, 2023, and  January 29, 2022, we received $5 million, $6 million, and $10 million, respectively, in cash from option exercises and recognized a related tax benefit of an insignificant amount in 2023 and 2022, and $2 million in 2021.

The total intrinsic value of options exercised (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

($ in millions)	2023	2022	2021
Exercised	$3	$1	$8

The aggregate intrinsic value for stock options outstanding, and those outstanding and exercisable (the difference between the closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

($ in millions)	2023
Outstanding	$4
Outstanding and exercisable	$3

2023 Form 10-K Page 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Share-Based Compensation (continued)

As of February 3, 2024, there was $2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable at February 3, 2024:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	688	4.1	$24.77	593	$24.07
$36.49 - $46.64	682	5.2	41.71	369	44.19
$53.61 - $58.94	400	2.6	56.58	391	56.65
$62.02 - $72.83	968	1.6	66.02	968	66.02
	2,738	3.3	$48.23	2,321	$50.25

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) may be awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to officers and certain key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock provided that the applicable performance and vesting conditions are satisfied. PSU awards granted in 2023 and 2022 also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant.

Generally, RSU awards fully vest after the passage of time, typically three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals during the relevant performance period and vest after an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized using the market value at the date of grant and is amortized over the vesting period.

RSU and PSU activity is summarized as follows:

	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Grant Date Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,992		$37.58
Granted	1,204		35.75
Vested	(689)		34.08
Performance adjustment (1)	(866)
Forfeited	(263)		39.02
Nonvested at February 3, 2024	1,378	1.2	$38.81

Aggregate value ($ in millions)	$53

(1)	This represents adjustments made to PSU awards reflecting changes in estimates based upon our current performance against predefined financial targets.

2023 Form 10-K Page 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Share-Based Compensation (continued)

The total fair value of awards vested was $23 million, $6 million, and $23 million, for 2023, 2022, and 2021, respectively. At February 3, 2024, there was $19 million of total unrecognized compensation cost related to nonvested awards.

22. Legal Proceedings

Legal proceedings pending against the Company or its consolidated subsidiaries consist of ordinary, routine litigation, or pre-litigation demands, including administrative proceedings, incidental to the business of the Company or businesses that have been sold or discontinued by the Company in past years. These legal proceedings include commercial, intellectual property, customer, environmental, and employment-related claims. Additionally, the Company is a defendant in a consolidated class action alleging wage/hour and wage statement violations in California.

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

2023 Form 10-K Page 73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent registered public accounting firm on matters of accounting principles or practices.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 3, 2024. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2024.

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

(b)

Remediation of Previously Disclosed Material Weakness in Internal Controls over Financial Reporting

We previously identified and disclosed in our 2022 Annual Report on Form 10-K, a material weakness in our internal control over financial reporting related to certain ineffective general information technology controls over logical access and change management at our WSS business. As a result, process level automated controls and manual controls that were dependent on the completeness and accuracy of information derived from the affected information systems were also ineffective. In accordance with our internal control compliance program, a material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested. Throughout the year ended February 3, 2024, we undertook remediation measures. Our remediation efforts included (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. In light of this material weakness, management performed additional procedures over our affected IT environment and personnel to determine if any unauthorized action had been taken and found no such instances. As of February 3, 2024, management completed the implementation of our remediation efforts of the material weakness.

(c)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.

2023 Form 10-K Page 74

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

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting, which is included in Item 9A(d).

(d)	Changes in Internal Control over Financial Reporting

Other than execution of the material weakness remediation activities described above, there were no other changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 3, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The report appears on the following page.

2023 Form 10-K Page 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Foot Locker, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Foot Locker, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York

March 28, 2024

2023 Form 10-K Page 76

Item 9B. Other Information

During the quarter ended February 3, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

(c)

Information on our audit committee and the audit committee financial expert will be contained under the heading “Committees” under the Governance section of the Proxy Statement and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the principal accounting fees and services is set forth under the heading “Audit and Non-Audit Fees” under the “Proposal 3” section of the Proxy Statement and is incorporated herein by reference. Information about the Audit Committee’s preapproval policies and procedures is set forth in the section captioned “Audit Committee Preapproval Policies and Procedures” under the “Proposal 3” section of the Proxy Statement and is incorporated by reference.

2023 Form 10-K Page 77

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

(a)(3) and (c) Exhibits

An index of the exhibits are on pages 79 through 82.

Item 16. Form 10-K Summary

None.

2023 Form 10-K Page 78

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

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 22, 2023 filed on September 22, 2023).

4.1*	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

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

10.4

Amendment No. 3 to Credit Agreement, dated as of April 21, 2023, among the Registrant, the guarantors party thereto, the lenders party thereto, and Wells Fargo, National Association, as administrative and collateral agent, letter of credit issuer, and swing line lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2023 filed on April 25, 2023).

10.5

Trust Agreement dated as of November 12, 1987 (“Trust Agreement”), between F.W. Woolworth Co. and The Bank of New York, as amended and assumed by the Registrant (incorporated herein by reference to Exhibit 10(j) to the 8-B Registration Statement), as amended by Amendment No. 1 to Trust Agreement made as of April 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the May 5, 2001 Form 10-Q).

2023 Form 10-K Page 79

Exhibit No.	Description
10.6†	Foot Locker 2007 Stock Incentive Plan, amended and restated as of March 22, 2023 (incorporated herein by reference to Exhibit 10.1 on Form S-8 (Registration No.333-272007), filed on May 17, 2023 (the “2023 Form S-8”)).

10.7†	Executive Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 28, 2018 filed on April 3, 2018).

10.8†	Long-Term Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 23, 2016 filed on March 29, 2016).

10.9†	2023 Foot Locker Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 on the 2023 Form S-8).

10.10†

Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 (the “2008 Form 10-K”)).

10.11†	Excess Savings Plan (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed on March 25, 2021).

10.12†	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.13†

Form of Restricted Stock Unit Award Agreement for Executives (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.14†

Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.15†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed on March 22, 2022).

10.16†

Form of Stock Option Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.3 on Form S-8 (Registration No. 333-267044), filed on August 24, 2022 (the "2022 Form S-8")).

10.17†	Form of Restricted Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.4 to the 2022 Form S-8).

10.18†	Form of Restricted Stock Unit Inducement Award Agreement for Mary N. Dillon (Sign-On Award) (incorporated herein by reference to Exhibit 99.1 to the 2022 Form S-8).

10.19†	Form of Performance Stock Unit Inducement Award Agreement (Annual Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.5 to the 2022 Form S-8).

10.20†	Form of Performance Stock Unit Inducement Award Agreement (Transformation Award) for Mary N. Dillon (incorporated herein by reference to Exhibit 99.2 to the 2022 Form S-8).

10.21†

Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form 8-B filed on August 7, 1989 (Registration No. 1-10299) (the “8-B Registration Statement”)), as amended by Amendment No. 1 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995 filed on April 24, 1995), Amendment No. 2 to Executive Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10(d)(ii) to the Annual Report on Form 10-K for the fiscal year ended January 27, 1996 filed on April 26, 1996).

2023 Form 10-K Page 80

Exhibit No.	Description
10.22†

Supplemental Executive Retirement Plan (the “SERP”), as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2007 filed on August 17, 2007), as amended by Amendment No. 1 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2011 filed on May 27, 2011), Amendment No. 2 to SERP (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 26, 2014 filed on April 1, 2014), Amendment No. 3 to SERP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2019 filed on May 28, 2019), and Amendment No. 4 to SERP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 filed on September 11, 2019).

10.23†

Directors’ Retirement Plan, as amended (incorporated herein by reference to Exhibit 10(k) to the 8-B Registration Statement), as amended by Amendment No. 1 to Directors’ Retirement Plan (incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 filed on December 11, 1995).

10.24†	Automobile Expense Reimbursement Program for Senior Executives (incorporated herein by reference to Exhibit 10.26 to the 2008 Form 10-K).

10.25†	Executive Medical Expense Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.27 to the 2008 Form 10-K).

10.26†	Financial Planning Allowance Program for Senior Executives (incorporated herein by reference to Exhibit 10.28 to the 2008 Form 10-K).

10.27†	Long-Term Disability Program for Senior Executives (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).

10.28†

Employment Agreement, dated August 16, 2022, by and between Mary N. Dillon and the Company, (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

10.29†

Employment Agreement, dated November 6, 2014, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2014 filed on November 7, 2014).

10.30†

Amendment No. 1 to Employment Agreement, dated August 17, 2022, by and between Richard A. Johnson and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 16, 2022 filed on August 19, 2022).

10.31†	Form of Senior Executive Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2015 filed on April 20, 2015).

10.32†*	Form of Senior Executive Offer Letter (including specific contractual obligations).

10.33†*	Form of Indemnification Agreement, as amended.

19*	Policy Prohibiting Insider Trading.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

2023 Form 10-K Page 81

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

2023 Form 10-K Page 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOT LOCKER, INC.

By: /s/ MARY N. DILLON
Mary N. Dillon President and Chief Executive Officer

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2024, by the following persons on behalf of the Company and in the capacities indicated.

/s/ MARY N. DILLON	/s/ MICHAEL BAUGHN
Mary N. Dillon	Michael Baughn
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ GIOVANNA CIPRIANO	/s/ STEVEN OAKLAND
Giovanna Cipriano	Steven Oakland
Senior Vice President and Chief Accounting Officer	Director

/s/ VIRGINIA C. DROSOS	/s/ ULICE PAYNE, JR.
Virginia C. Drosos	Ulice Payne, Jr.
Director	Director

/s/ ALAN D. FELDMAN	/s/ KIMBERLY K. UNDERHILL
Alan D. Feldman	Kimberly K. Underhill
Director	Director

/s/ GUILLERMO G. MARMOL	/s/ TRISTAN WALKER
Guillermo G. Marmol	Tristan Walker
Director	Director

/s/ DARLENE NICOSIA	/s/ DONA D. YOUNG
Darlene Nicosia	Dona D. Young
Director	Non-Executive Chair

2023 Form 10-K Page 83