Form 10-Q
period 2024-05-04
FOOT LOCKER, INC.
filed 2024-06-12
CIK 850209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 4, 2024

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

Number of shares of Common Stock outstanding as of May 31, 2024: 94,718,024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 4,	April 29,	February 3,
($ in millions, except share amounts)	2024	2023	2024*
ASSETS

Current assets:
Cash and cash equivalents	$282	$313	$297
Merchandise inventories	1,659	1,758	1,509
Other current assets	414	326	419
	2,355	2,397	2,225
Property and equipment, net	910	901	930
Operating lease right-of-use assets	2,175	2,331	2,188
Deferred taxes	114	94	114
Goodwill	760	781	768
Other intangible assets, net	392	421	399
Minority investments	150	629	152
Other assets	91	89	92
	$6,947	$7,643	$6,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$515	$474	$366
Accrued and other liabilities	389	447	428
Current portion of debt and obligations under finance leases	5	6	5
Current portion of lease obligations	496	533	492
	1,405	1,460	1,291
Long-term debt and obligations under finance leases	441	445	442
Long-term lease obligations	1,984	2,132	2,004
Other liabilities	231	323	241
Total liabilities	4,061	4,360	3,978
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital: 94,939,866; 94,175,714; and 94,283,984 shares issued, respectively	787	766	776
Retained earnings	2,490	2,923	2,482
Accumulated other comprehensive loss	(385)	(396)	(366)
Less: Treasury stock at cost: 231,467; 260,870; and 60,308 shares, respectively	(6)	(10)	(2)
Total shareholders' equity	2,886	3,283	2,890
	$6,947	$7,643	$6,868

*

The balance sheet at February 3, 2024 has been derived from the previously reported audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Foot Locker, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2024.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2024 Form 10-Q Page 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
($ in millions, except per share amounts)	2024	2023
Sales	$1,874	$1,927
Licensing revenue	5	4
Total revenue	1,879	1,931

Cost of sales	1,335	1,349
Selling, general and administrative expenses	461	431
Depreciation and amortization	51	51
Impairment and other	14	39
Income from operations	18	61

Interest expense, net	(1)	(1)
Other (expense) income, net	(4)	(3)
Income before income taxes	13	57
Income tax expense	5	21
Net income	8	36

Basic earnings per share	$0.09	$0.39
Weighted-average shares outstanding	94.7	93.7

Diluted earnings per share	$0.09	$0.38
Weighted-average shares outstanding, assuming dilution	95.3	95.1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2024 Form 10-Q Page 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Net income	$8	$36
Other comprehensive (loss) income, net of income tax

Foreign currency translation adjustment:
Translation adjustment arising during the period, net of income tax benefit of $- and $-, respectively	(19)	(7)

Hedges contracts:
Change in fair value of derivatives, net of income tax benefit of $(1) and $-, respectively	(1)	1

Pension and postretirement adjustments:
Amortization of net actuarial gain/loss and prior service cost included in net periodic benefit costs, net of income tax expense of $1 and $1, respectively	1	2
Comprehensive (loss) income	$(11)	$32

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2024 Form 10-Q Page 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-In					Accumulated
	Capital &					Other	Total
Thirteen weeks ended	Common Stock		Treasury Stock		Retained	Comprehensive	Shareholders'
(shares in thousands, $ in millions)	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
Balance at February 3, 2024	94,284	$776	(60)	$(2)	$2,482	$(366)	2,890
Restricted stock issued	417	—					—
Issued under director and stock plans	239	5					5
Share-based compensation expense		6					6
Shares of common stock used to satisfy tax withholding obligations			(171)	(4)			(4)
Net income					8		8
Translation adjustment, net of tax						(19)	(19)
Change in cash flow hedges, net of tax						(1)	(1)
Pension and postretirement adjustments, net of tax						1	1
Balance at May 4, 2024	94,940	$787	(231)	$(6)	$2,490	$(385)	$2,886

Balance at January 28, 2023	93,397	$760	(1)	$—	$2,925	$(392)	$3,293
Restricted stock issued	628	—					—
Issued under director and stock plans	151	4					4
Share-based compensation expense		2					2
Shares of common stock used to satisfy tax withholding obligations			(260)	(10)			(10)
Net income					36		36
Cash dividends on common stock ($0.40 per share)					(38)		(38)
Translation adjustment, net of tax						(7)	(7)
Change in hedges, net of tax						1	1
Pension and postretirement adjustments, net of tax						2	2
Balance at April 29, 2023	94,176	$766	(261)	$(10)	$2,923	$(396)	$3,283

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2024 Form 10-Q Page 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
From operating activities:
Net income	$8	$36
Adjustments to reconcile net income to net cash from operating activities:
Non-cash impairment and other	7	18
Depreciation and amortization	51	51
Deferred income taxes	(5)	(4)
Share-based compensation expense	6	2
Change in assets and liabilities:
Merchandise inventories	(158)	(117)
Accounts payable	151	(16)
Accrued and other liabilities	(3)	(87)
Other, net	1	(1)
Net cash provided by (used in) operating activities	58	(118)
From investing activities:
Capital expenditures	(76)	(59)
Net cash used in investing activities	(76)	(59)
From financing activities:
Dividends paid on common stock	—	(38)
Shares of common stock repurchased to satisfy tax withholding obligations	(4)	(10)
Payment of obligations under finance leases	(2)	(2)
Proceeds from exercise of stock options	5	4
Net cash used in financing activities	(1)	(46)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	2	—
Net change in cash, cash equivalents, and restricted cash	(17)	(223)
Cash, cash equivalents, and restricted cash at beginning of year	334	582
Cash, cash equivalents, and restricted cash at end of period	$317	$359

Supplemental information:
Interest paid	$8	$8
Income taxes paid	11	23
Cash paid for amounts included in measurement of operating lease liabilities	172	170
Cash paid for amounts included in measurement of finance lease liabilities	2	2
Right-of-use assets obtained in exchange for operating lease obligations	142	34
Assets obtained in exchange for finance lease obligations	1	—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

First Quarter 2024 Form 10-Q Page 5

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

Basis of Presentation

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results expected for the year. Additionally, the results of operations for the period ended  May 4, 2024 are not necessarily indicative of the results to be expected for the full fiscal year due to the continued uncertainty of general economic conditions that may affect us for the remainder of the year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2023 Form 10-K.

There were no significant changes to the policies disclosed in Note 1, Summary of Significant Accounting Policies of our 2023 Form 10-K.

Recent Accounting Pronouncements

Other than the pronouncements disclosed in our 2023 Form 10-K, recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

2. Revenue

The table below presents sales disaggregated by sales channel, as well as licensing revenue earned from our various licensed arrangements. Sales are attributable to the channel in which the sales transaction is initiated.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Sales by Channel
Stores	$1,554	$1,613
Direct-to-customers	320	314
Total sales	1,874	1,927
Licensing revenue	5	4
Total revenue	$1,879	$1,931

First Quarter 2024 Form 10-Q Page 6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue (continued)

Revenue is attributed to the country in which the transaction is fulfilled, and revenue by geographic area is presented in the following table.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Revenue by Geography
United States	$1,272	$1,287
International	607	644
Total revenue	$1,879	$1,931

Sales by banner and operating segment are presented in the following table.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Foot Locker	$759	$744
Champs Sports	267	328
Kids Foot Locker	183	167
WSS	160	150
North America	1,369	1,389
Foot Locker (1)	394	379
Sidestep	—	14
EMEA	394	393
Foot Locker	72	98
atmos	39	47
Asia Pacific	111	145
Total sales	$1,874	$1,927

(1)	Includes sales from 10 and 15 Kids Foot Locker stores operating in Europe for May 4, 2024 and April 29, 2023, respectively.

Contract Liabilities

We sell gift cards which do not have expiration dates. Revenue from gift card sales is recorded when the gift cards are redeemed by customers. Breakage income is recognized as revenue in proportion to the pattern of rights exercised by the customer. The table below presents the activity of our gift card liability balance.

	May 4,	April 29,
($ in millions)	2024	2023
Gift card liability at beginning of year	$29	$36
Redemptions	(39)	(61)
Breakage recognized in sales	(2)	(4)
Activations	35	56
Gift card liability	$23	$27

We elected not to disclose the information about remaining performance obligations since the amount of gift cards redeemed after 12 months is not significant.

First Quarter 2024 Form 10-Q Page 7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information

Foot Locker, Inc. operates one reportable segment. Division profit reflects income before income taxes, impairment and other, corporate expense, other (expense) income, net, and net interest expense.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Division profit	$43	$104
Less: Impairment and other (1)	14	39
Less: Corporate expense (2)	11	4
Income from operations	18	61
Interest expense, net	(1)	(1)
Other (expense) income, net (3)	(4)	(3)
Income before income taxes	$13	$57

(1)	See Note 4, Impairment and Other for further detail.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses, as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)	See Note 5, Other (Expense) Income, net.

4. Impairment and Other

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Impairment of long-lived assets and right-of-use assets	$7	$18
Legal claims	7	—
Transformation consulting	—	19
Reorganization costs	—	2
Total impairment and other	$14	$39

For the thirteen weeks ended May 4, 2024, we incurred $7 million of loss accrual for legal claims and $7 million of impairment of long-lived assets and right-of-use assets related to our decision to no longer operate, and to sublease, one of our larger unprofitable stores in Europe.

5. Other (Expense) Income, net

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Pension and postretirement net benefit expense, excluding service cost	$(2)	$(2)
Share of losses related to minority investments	(2)	(1)
Total other (expense) income, net	$(4)	$(3)

First Quarter 2024 Form 10-Q Page 8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Cash, Cash Equivalents, and Restricted Cash

The table below provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statements of Cash Flows.

	May 4,	April 29,
($ in millions)	2024	2023
Cash and cash equivalents	$282	$313
Restricted cash included in other current assets	4	13
Restricted cash included in other non-current assets	31	33
Cash, cash equivalents, and restricted cash	$317	$359

Amounts included in restricted cash primarily relate to amounts held in escrow in connection with various leasing arrangements in Europe and deposits held in insurance trusts to satisfy the requirement to collateralize part of the self-insured workers’ compensation and liability claims.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), net of tax, is comprised of the following:

	May 4,	April 29,	February 3,
($ in millions)	2024	2023	2024
Foreign currency translation adjustments	$(192)	$(155)	$(173)
Hedge contracts	(3)	(2)	(2)
Unrecognized pension cost and postretirement benefit	(190)	(239)	(191)
	$(385)	$(396)	$(366)

The changes in AOCL for the thirteen weeks ended May 4, 2024 were as follows:

	Foreign		Items Related
	Currency		to Pension and
	Translation	Hedge	Postretirement
($ in millions)	Adjustments	Contracts	Benefits	Total
Balance as of February 3, 2024	$(173)	(2)	$(191)	$(366)

OCI before reclassification	(19)	2	—	(17)
Reclassification of hedges, net of tax	—	(3)	—	(3)
Amortization of pension actuarial loss, net of tax	—	—	1	1
Other comprehensive (loss) / income	(19)	(1)	1	(19)
Balance as of May 4, 2024	$(192)	$(3)	$(190)	$(385)

First Quarter 2024 Form 10-Q Page 9

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accumulated Other Comprehensive Loss (continued)

Reclassifications from AOCL for the thirteen weeks ended May 4, 2024 were as follows:

($ in millions)
Reclassification of hedge loss:
Cross-currency swap	$(4)
Income tax	1
Reclassification of hedges, net of tax	$(3)

Amortization of actuarial loss:
Pension benefits	$2
Income tax	(1)
Amortization of actuarial loss, net of tax	$1
Total, net of tax	$(2)

8. Fair Value Measurements

Our financial assets and liabilities are recorded at fair value, using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in millions)	As of May 4, 2024			As of April 29, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$—	$6	$—	$—	$6	$—
Foreign exchange forward contracts	—	2	—	—	—	—
Cross-currency swap contract	—	9	—	—	—	—
Total assets	$—	$17	$—	$—	$6	$—
Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$4
Foreign exchange forward contracts	—	—	—	—	1	—
Total liabilities	$—	$—	$—	$—	$1	$4

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

Long-Term Debt

The fair value of long-term debt is determined by using model-derived valuations in which all significant inputs or significant value drivers are observable in active markets and, therefore, are classified as Level 2. The carrying value and estimated fair value of long-term debt were as follows:

	May 4,	April 29,
($ in millions)	2024	2023
Carrying value (1)	$395	$395
Fair value	$321	$339

(1)	The carrying value of debt as of both May 4, 2024 and April 29, 2023, included $5 million of issuer’s discount and costs.

The carrying values of cash and cash equivalents, and other current receivables and payables approximate their fair value.

First Quarter 2024 Form 10-Q Page 10

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

	Thirteen weeks ended
	May 4,	April 29,
(in millions, except per share data)	2024	2023
Net income	$8	$36
Weighted-average common shares outstanding	94.7	93.7
Dilutive effect of potential common shares	0.6	1.4
Weighted-average common shares outstanding assuming dilution	95.3	95.1

Earnings per share - basic	$0.09	$0.39
Earnings per share - diluted	$0.09	$0.38

Anti-dilutive share-based awards excluded from diluted calculation	2.6	2.3

Performance stock units related to our long-term incentive programs of 1.8 million and 0.9 million have been excluded from diluted weighted-average shares for the periods ended May 4, 2024 and April 29, 2023, respectively. The issuance of these shares is contingent on our performance metrics as compared to the pre-established performance goals, which have not been achieved.

10. Pension

The components of net periodic pension benefit expense are presented in the table below. Service cost is recognized as part of SG&A expense, while the other components are recognized as part of Other (expense) income, net.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Service cost	$1	$1
Interest cost	5	6
Expected return on plan assets	(5)	(7)
Amortization of net loss	2	3
Net benefit expense	$3	$3

11. Share-Based Compensation

Share-Based Compensation Expense

Total compensation expense, included in SG&A, and the associated tax benefits recognized related to our share-based compensation plans, was as follows:

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Options and employee stock purchase plan	$1	$1
Restricted stock units and performance stock units	5	1
Total share-based compensation expense	$6	$2

Tax benefit recognized	$1	$—

First Quarter 2024 Form 10-Q Page 11

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

Stock Options

As of May 4, 2024, there were 8,263,171 shares available for issuance under the 2007 Stock Incentive Plan. Effective in 2024, we no longer issue stock option grants. The table below provides activity for existing awards for the thirteen weeks ended May 4, 2024.

		Weighted-	Weighted-
	Number	Average	Average
	of	Remaining	Exercise
	Shares	Contractual Life	Price
	(in thousands)	(in years)	(per share)
Options outstanding at the beginning of the year	2,738		$48.23
Exercised	(239)		21.60
Expired or cancelled	(259)		53.85
Options outstanding at May 4, 2024	2,240	3.5	$50.41
Options exercisable at May 4, 2024	1,926	2.7	$52.60

The total fair value of options vested for the thirteen weeks ended May 4, 2024 and April 29, 2023 was $2 million and $4 million, respectively. The cash received from option exercises during the thirteen weeks ended May 4, 2024 and  April 29, 2023 was $5 million $4 million, respectively, and the related tax benefits realized from option exercises in both periods were not significant.

The total intrinsic value of options exercised (the difference between the market price of our common stock on the exercise date and the price paid by the optionee to exercise the option) is presented below:

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Exercised	$3	$3

The aggregate intrinsic value for stock options outstanding, and outstanding and exercisable (the difference between our closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) is presented below:

	May 4,	April 29,
($ in millions)	2024	2023
Outstanding	$—	$15
Outstanding and exercisable	$—	$13

As of May 4, 2024, there was $2 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a remaining weighted-average period of 1.4 years.

First Quarter 2024 Form 10-Q Page 12

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation (continued)

The table below summarizes information about stock options outstanding and exercisable at May 4, 2024.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands, except prices per share and contractual life)
$21.60 - $30.98	447	4.8	$26.49	381	$26.14
$36.49 - $46.64	541	6.3	40.83	293	42.21
$53.61 - $58.94	383	2.4	56.47	383	56.47
$62.02 - $72.83	869	1.6	65.98	869	65.98
	2,240	3.5	$50.41	1,926	$52.60

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSU”) are awarded to certain officers, key employees of the Company, and nonemployee directors. Additionally, performance stock units (“PSU”) are awarded to certain officers and key employees in connection with our long-term incentive program. Each RSU and PSU represents the right to receive one share of our common stock, provided that the applicable performance and vesting conditions are satisfied. PSU awards also include a performance objective based on our relative total shareholder return over the performance period to a pre-determined peer group, assuming the reinvestment of dividends. The fair value of the market condition of our PSU awards is determined using a Monte Carlo simulation as of the date of the grant.

Generally, RSU awards fully vest after the passage of time, typically over three years for employees and one year for nonemployee directors, provided there is continued service with the Company until the vesting date, subject to the terms of the award. PSU awards are earned only after the attainment of performance goals in connection with the relevant performance period. PSUs granted in 2024 vest after the attainment of the performance period, which is three years. Prior PSU grants vested after the attainment of the performance period and an additional one-year period. No dividends are paid or accumulated on any RSU or PSU awards. Compensation expense is recognized over the vesting period on a straight-line basis.

RSU and PSU activity for the thirteen weeks ended May 4, 2024 is summarized as follows:

		Weighted-
		Average	Weighted-
	Number	Remaining	Average
	of	Contractual	Grant Date
	Shares	Life	Fair Value
	(in thousands)	(in years)	(per share)
Nonvested at beginning of year	1,378		$38.81
Granted	1,346		29.16
Vested	(417)		52.23
Forfeited	(10)		37.66
Nonvested at May 4, 2024	2,297	1.9	$30.72

Aggregate value ($ in millions)	$71

The total value of RSU and PSU awards that vested during the thirteen weeks ended May 4, 2024 and April 29, 2023 was $22 million and $21 million, respectively. As of May 4, 2024, there was $30 million of total unrecognized compensation cost related to nonvested awards.

First Quarter 2024 Form 10-Q Page 13

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

We do not believe that the outcome of any such legal proceedings pending against the Company or its consolidated subsidiaries, as described above, would have a material adverse effect on our consolidated financial position, liquidity, or results of operations, taken as a whole, based upon current knowledge and taking into consideration current accruals. Litigation is inherently unpredictable. Judgments could be rendered or settlements made that could adversely affect the Company's operating results or cash flows in a particular period.

First Quarter 2024 Form 10-Q Page 14

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

Store Count

At May 4, 2024, we operated 2,490 stores as compared with 2,523 and 2,692 stores at February 3, 2024 and April 29, 2023, respectively.

Licensed Operations

A total of 206 licensed stores were operating at May 4, 2024, as compared with 202 and 163 stores at February 3, 2024 and April 29, 2023, respectively, operating in the Middle East and Asia. These stores are not included in the operating store count above.

Results of Operations

We evaluate performance based on several factors, primarily the banner’s financial results, referred to as division profit. Division profit reflects income before income taxes, impairment and other charges, corporate expenses, non-operating income, and net interest expense.

The table below summarizes our results for the period.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Sales	$1,874	$1,927
Licensing revenue	5	4
Total revenue	$1,879	$1,931

Operating Results
Division profit	$43	$104
Less: Impairment and other (1)	14	39
Less: Corporate expense (2)	11	4
Income from operations	18	61
Interest expense, net	(1)	(1)
Other (expense) income, net (3)	(4)	(3)
Income before income taxes	$13	$57

(1)	See the Impairment and Other section for further information.
(2)

Corporate expense consists of unallocated selling, general and administrative expenses as well as depreciation and amortization related to the Company’s corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

(3)

Other (expense) income, net includes non-operating items, changes in fair value of minority interests measured at fair value or using the fair value measurement alternative, changes in the market value of our available-for-sale security, our share of earnings or losses related to our equity method investments, and net benefit expense related to our pension and postretirement programs excluding the service cost component. See the Other (expense) income, net section for further information.

First Quarter 2024 Form 10-Q Page 15

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

These non-GAAP measures are presented because we believe they assist investors in allowing a more direct comparison of our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business or affect comparability. In addition, these non-GAAP measures are useful in assessing our progress in achieving our long-term financial objectives. We estimate the tax effect of all non-GAAP adjustments by applying a marginal tax rate to each item. The income tax items represent the discrete amount that affected the period.

The non-GAAP financial information is provided in addition, and not as an alternative, to our reported results prepared in accordance with GAAP. Presented below is a reconciliation of GAAP and non-GAAP.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions, except per share amounts)	2024	2023
Pre-tax income:
Income before income taxes	$13	$57
Pre-tax amounts excluded from GAAP:
Impairment and other	14	39
Other expense / income, net	2	1
Adjusted income before income taxes (non-GAAP)	$29	$97

After-tax income:
Net income	$8	$36
After-tax adjustments excluded from GAAP:
Impairment and other, net of income tax benefit of $3 and $6 million, respectively	11	33
Other expense / income, net of income tax expense of $- and $- million, respectively	2	1
Tax reserves benefit	—	(4)
Adjusted net income (non-GAAP)	$21	$66

Earnings per share:
Diluted earnings per share	$0.09	$0.38
Diluted EPS amounts excluded from GAAP:
Impairment and other	0.11	0.36
Other expense / income, net	0.02	—
Tax reserves benefit	—	(0.04)
Adjusted diluted earnings per share (non-GAAP)	$0.22	$0.70

During the thirteen weeks ended May 4, 2024 and April 29, 2023 we recorded pre-tax charges of $14 million and $39 million, respectively, classified as impairment and other. See the Impairment and Other section for further information.

The adjustments made to other income / expense, net reflected losses associated with our minority investments and pension and postretirement costs, excluding the service cost component. See the Other (Expense) Income, net section for further information.

First Quarter 2024 Form 10-Q Page 16

Segment Reporting and Results of Operations

We have determined that we have three operating segments, North America, EMEA, and Asia Pacific. Our North America operating segment includes the results of the following banners operating in the U.S. and Canada: Foot Locker, Champs Sports, Kids Foot Locker, and WSS, including each of their related e-commerce businesses. Our EMEA operating segment includes the results of the following banners operating in Europe: Foot Locker and Kids Foot Locker, including each of their related e-commerce businesses. Our Asia Pacific operating segment includes the results of the Foot Locker banner and its related e-commerce business operating in Australia, New Zealand, and Asia, as well as atmos, which operates in Japan. We have further aggregated these operating segments into one reportable segment based upon their shared customer base and similar economic characteristics.

Sales

All references to comparable-store sales for a given period relate to sales of stores that were open at the period-end and had been open for more than one year. The computation of consolidated comparable sales also includes our direct-to-customers channel. Stores opened or closed during the period are not included in the comparable-store base; however, stores closed temporarily for relocation or remodeling are included. Computations exclude the effect of foreign currency fluctuations. In fiscal years following those with 53 weeks, including 2024, we calculate comparable sales on a 52-week basis by comparing the current and prior-year weekly periods that are most closely aligned. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales.

For the thirteen weeks ended May 4, 2024, total sales decreased by $53 million, or 2.8%, to $1,874 million, as compared with the corresponding prior-year period. Excluding the effect of foreign currency fluctuations, total sales decreased by $46.0 million, or 2.4%, for the thirteen weeks ended May 4, 2024. The information shown below represents certain sales metrics by sales channel.

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Store sales	$1,554	$1,613
$ Change	(59)
% Change	(3.7)%
% of total sales	82.9	83.7
% Comparable sales decrease	(3.0)	(7.4)

Direct-to-customers sales	320	314
$ Change	6
% Change	1.9%
% of total sales	17.1	16.3
% Comparable sales increase / (decrease)	4.0	(16.8)

Total sales	$1,874	$1,927
$ Change	(53)
% Change	(2.8)%
% Comparable sales decrease	(1.8)	(9.1)

First Quarter 2024 Form 10-Q Page 17

The information shown below represents certain combined stores and direct-to-customers sales metrics for the thirteen weeks ended May 4, 2024 as compared with the corresponding prior-year period.

	Thirteen weeks
	Constant Currencies	Comparable Sales
Foot Locker	2.0%	0.8%
Champs Sports	(18.6)	(13.4)
Kids Foot Locker	9.6	6.4
WSS	6.7	(5.8)
North America	(1.4)%	(2.5)%
Foot Locker (1)	3.7%	1.6%
Sidestep	(100.0)	n.m.
EMEA	—%	1.6%
Foot Locker	(23.5)%	(8.7)%
atmos	(6.4)	0.3
Asia Pacific	(17.9)%	(5.5)%
Total sales	(2.4)%	(1.8)%

(1)	Includes sales from 10 and 15 Kids Foot Locker stores operating in Europe for May 4, 2024 and April 29, 2023, respectively.

Comparable sales decreased by 1.8% as compared with the corresponding prior-year period. By operating segment, North America and Asia Pacific decreased by 2.5% and 5.5%, respectively, while EMEA generated an increase of 1.6%. Comparable sales decreased in our stores channel in 2024, due to ongoing macroeconomic headwinds as our customers became more discerning due to inflation and other cost pressures, which affected customer traffic and conversion, as well as the continued repositioning of our Champs Sports banner. As previously announced, we are repositioning the Champs Sports banner to serve the active athlete, which resulted in expected comparable sales declines due to the transition. The decrease in comparable sales in the stores channel was partially offset by an increase in the direct-to-consumer channel.

For the combined channels, sales excluding foreign currency fluctuations, declined in North America and Asia Pacific, but remained essentially unchanged in EMEA. North America sales were negatively affected by the repositioning of Champs Sports. Additionally WSS' sales benefited from its new store growth, period-over-period they operated 21 additional stores. Constant currency sales for EMEA were unchanged, reflecting an increase in sales from our Foot Locker stores, offset by the loss of sales from the Sidestep banner. We exited the Sidestep business late into the second quarter of 2023. Asia Pacific's sales, excluding foreign currency fluctuations, decreased primarily as a result of the closure of our operations in Hong Kong and Macau and the sale of our Singapore and Malaysia operations to our licensing partner in the second quarter of 2023. Within Asia Pacific, sales, excluding foreign currency fluctuations, decreased in Australia and New Zealand due to a highly competitive marketplace, which was partially offset by an increase in sales from our business operating in South Korea. The decline in sales from atmos was predominantly due to the closing of its U.S. operations, which ceased operations at the end of the fourth quarter of 2023. On a comparable sales basis, atmos' sales increased as a result of the availability of key styles and a rise in traffic from tourism to Japan.

From a product perspective for the combined channels, comparable sales declined in apparel and accessories, partially offset by gains in the footwear category, led by our array of strategic and emerging brand partners.

Gross Margin

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Gross margin rate	28.8%	30.0%
Basis point decrease in the gross margin rate	(120)
Components of the change:
Merchandise margin rate decline	(140)
Lower occupancy and buyers’ compensation expense rate	20

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

First Quarter 2024 Form 10-Q Page 18

The gross margin rate decreased to 28.8% for the thirteen weeks ended May 4, 2024, as compared with the corresponding prior-year period, reflecting a 140-basis point decrease in the merchandise margin rate, and a 20-basis point leverage in the occupancy and buyers' compensation rate. The decline in merchandise margin rate reflected higher promotional activity in the current marketplace. The leverage in the occupancy and buyers' compensation rate was primarily related to rent renegotiations and our focus on profitability in the store portfolio.

Selling, General and Administrative Expenses (SG&A)

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
SG&A	$461	$431
$ Change	$30
% Change	7.0%
SG&A as a percentage of sales	24.6%	22.4%

Excluding the effect of foreign currency fluctuations, SG&A increased by $32 million for the thirteen weeks ended May 4, 2024, as compared with the corresponding prior-year period. As a percentage of sales, SG&A increased by 220 basis points for the thirteen weeks ended May 4, 2024, primarily due to investments in technology and brand-building as well as higher inflation, partially offset by savings from the cost optimization program, store closures, and ongoing expense discipline.

Depreciation and Amortization

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Depreciation and amortization	$51	$51
$ Change	$—
% Change	—%

Depreciation and amortization expense remained flat for the thirteen weeks ended May 4, 2024, as compared with the corresponding prior-year period. Despite the higher capital expenditures during the quarter, due to the timing, the effect of our capital spending was offset by operating fewer stores and lower depreciation and amortization associated with prior impairment charges.

Impairment and Other

For the thirteen weeks ended May 4, 2024, we recorded a $7 million loss accrual for legal claims and a $7 million impairment of long-lived assets and right-of-use assets related to our decision to no longer operate, and to sublease, one of our larger unprofitable stores in Europe. In the corresponding prior-year period, we recorded impairment charges of $19 million related to transformation consulting expense, $18 million of impairment charges related to accelerated tenancy charges on right-of-use assets for the closures of the Sidestep banner and certain Foot Locker Asia stores, and $2 million of reorganization costs related to the closure of a North American Distribution center and costs associated with the closure of the Sidestep banner and certain Foot Locker Asia stores.

Corporate Expense

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Corporate expense	$11	$4
$ Change	$7

Corporate expense consists of unallocated general and administrative expenses as well as depreciation and amortization related to our corporate headquarters, centrally managed departments, unallocated insurance and benefit programs, certain foreign exchange transaction gains and losses, and other items.

First Quarter 2024 Form 10-Q Page 19

Corporate expense increased by $7 million for the thirteen weeks ended May 4, 2024, as compared with the corresponding prior-year period. Depreciation and amortization included in corporate expense was $9 million for each of the thirteen weeks ended May 4, 2024 and April 29, 2023. Corporate expense increased primarily due to higher incentive compensation tied to performance and our ongoing investments in information technology.

Operating Results

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Division profit	$43	$104
Division profit margin	2.3%	5.4%

Division profit margin, as a percentage of sales, decreased to 2.3% for the thirteen weeks ended May 4, 2024, driven by the declines in sales and gross margins and deleveraging expenses.

Interest Expense, Net

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Interest expense	$(6)	$(5)
Interest income	5	4
Interest (expense) / income, net	$(1)	$(1)

Interest expense, net for the quarter-to-date period remained flat for the thirteen weeks ended May 4, 2024, as compared to the corresponding prior-year period, however it reflected an increase in interest expense, offset by higher interest income primarily due to higher rates on our invested cash and cash and equivalents.

Other (Expense) Income, Net

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Other (expense) income, net	$(4)	$(3)

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

For the thirteen weeks ended May 4, 2024, other (expense) income, net reflected expense of $2 million related to our pension and postretirement programs and a $2 million loss on our equity method investments. The corresponding prior-year period reflected expense of $2 million related to our pension and postretirement programs, and a $1 million loss on our equity method investments.

Income Taxes

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Provision for income taxes	$5	$21
Effective tax rate	38.4%	36.3%

Our current year interim provision for income taxes was measured using an estimated annual effective tax rate, which represented a blend of federal, state, and foreign taxes and included the effect of certain nondeductible items as well as changes in our mix of domestic and foreign earnings or losses, adjusted for discrete items that occurred within the periods presented.

First Quarter 2024 Form 10-Q Page 20

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits considering new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. During the thirteen weeks ended May 4, 2024 and April 29, 2023, we recognized $2 million and $4 million, respectively, reserve releases from various statute of limitations expirations on our foreign income taxes.

During the thirteen weeks ended May 4, 2024, we recorded $2 million of expense related to tax deficiencies from share-based compensation, primarily from the vesting of certain grants. The amount recorded in the corresponding prior-year period was not significant.

Excluding these items, the effective tax rate for the current year period increased, as compared with the corresponding prior-year period, primarily due to the lower-level income before tax with non-deductible expenses remaining relatively unchanged, coupled with a change in geographic mix of earnings.

The Organization for Economic Co-operation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024 and our structure, the effect of these rules were not significant to our overall effective tax rate for thirteen weeks ended May 4, 2024 and we do not currently expect a significant effect on our overall effective tax rate for 2024. We are monitoring developments and evaluating the effects that these new rules will have on our future effective income tax rate, tax payments, financial condition, and results of operations.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity has been cash flow from operations, while the principal uses of cash have been to fund inventory and other working capital requirements; finance capital expenditures related to store openings, store remodelings, internet and mobile sites, information systems, including the implementation of a new enterprise resource planning system, and other support facilities; make retirement plan contributions, quarterly dividend payments, and interest payments; and fund other cash requirements to support the development of our short-term and long-term operating strategies. We generally finance real estate with operating leases. We believe our cash, cash equivalents, future cash flow from operations, and amounts available under our credit agreement will be adequate to fund these requirements.

The Company may also repurchase its common stock or seek to retire or purchase outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Share repurchases and retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, strategic considerations, and other factors. The amounts involved may be material. As of May 4, 2024, approximately $1,103 million remained available under our current $1.2 billion share repurchase program.

Our expected full-year capital spending is $290 million and an additional $55 million is expected related to software-as-a-service implementation costs, totaling spend of $345 million. The forecast includes $200 million related to the updating ("refresh"), remodeling or relocation of stores, as well as new stores. Updating our stores or "refreshes" represent spending directed towards elevating our brand experience, with modest capital expenditures per store. Additionally, we expect to spend $90 million primarily for our technology and supply chain initiatives, including capital expenditures related to two new distribution centers. We also expect to spend an additional $55 million in software-as-a-service implementation costs, related to our technology initiatives as we modernize our enterprise resource planning tools including e-commerce, supply chain, and finance. We have the ability to revise and reschedule some of the anticipated spending program should our financial position require it.

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

First Quarter 2024 Form 10-Q Page 21

Operating Activities

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$58	$(118)
$ Change	$176

Operating activities reflects net income adjusted for non-cash items and working capital changes. Adjustments to net income for non-cash items include impairment charges, other charges, depreciation and amortization, deferred income taxes, and share-based compensation expense.

The increase in cash from operating activities as compared with the same period last year reflected the changes in working capital, including the timing of payments of accounts payable and accrued and other liabilities, partially offset by lower net income.

Investing Activities

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Net cash used in investing activities	$(76)	$(59)
$ Change	$(17)

The change in investing activities reflected higher capital expenditures in the current period. For the thirteen weeks ended May 4, 2024, capital expenditures increased by $17 million to $76 million, as compared with the corresponding prior-year period. Our current year capital plans call for the updating of approximately 440 existing stores to our current design standards.  During the thirteen weeks ended May 4, 2024, we remodeled or relocated 29 stores, including the updating of 13 stores to new design standards.

Financing Activities

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Net cash used in financing activities	$(1)	$(46)
$ Change	$45

The change in financing activities primarily resulted from our decision not to pay dividends during the thirteen weeks ended May 4, 2024, as compared with $38 million in dividends paid in the corresponding prior-year period. Also contributing to the decrease was a $6 million reduction in payments to satisfy tax withholding obligations related to vesting of share-based equity awards.

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

	Thirteen weeks ended
	May 4,	April 29,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$58	$(118)
Free cash flow	$(18)	$(177)

First Quarter 2024 Form 10-Q Page 22

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the 2023 Form 10‑K.

Recent Accounting Pronouncements

Descriptions of the recently issued and adopted accounting principles are included in Item 1. “Financial Statements” in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary risk exposures or management of market risks from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk within the 2023 Form 10-K.

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

During the quarter ended May 4, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  - OTHER INFORMATION

Item  1. Legal Proceedings

Information regarding the Company’s legal proceedings is contained in the Legal Proceedings note under Item 1. “Financial Statements” in Part I.

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 28, 2024 should be considered as they could materially affect our business, financial condition, or future results.

There have not been any significant changes with respect to the risks described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to shares of the Company’s common stock for the thirteen weeks ended May 4, 2024.

			Total Number of	Dollar Value of
	Total	Average	Shares Purchased as	Shares that may
	Number	Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Date Purchased	Purchased (1)	Share (1)	Program	Program
February 4 to March 2, 2024	2,150	$34.25	—	$1,103,814,042
March 3 to April 6, 2024	169,009	24.37	—	1,103,814,042
April 7 to May 4, 2024	—	—	—	1,103,814,042
	171,159	$24.50	—

(1)	These columns include shares acquired in satisfaction of the tax withholding obligations of holders of restricted and performance stock units, which vested during the quarter.

First Quarter 2024 Form 10-Q Page 23

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended May 4, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

First Quarter 2024 Form 10-Q Page 24

Item 6. Exhibits

Exhibit No.	Description
10.1†*	Form of Restricted Stock Unit Award Agreement for Executives.
10.2†*	Form of Performance Stock Unit Award Agreement.
10.3†*	Michael Baughn Letter Agreement dated March 27, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL datafile and contained in Exhibit 101).

*   Filed herewith

**  Furnished herewith

First Quarter 2024 Form 10-Q Page 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2024	FOOT LOCKER, INC.

/s/ Michael Baughn
MICHAEL BAUGHN
Executive Vice President and Chief Financial Officer

First Quarter 2024 Form 10-Q Page 26